Form 10-Q
period 1996-04-30
SHUFFLE MASTER INC
filed 1996-06-12
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to


                         Commission file number: 0-20820

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-1448495
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


10901 Valley View Road, Eden Prairie            MN       55344
(Address of Principal Executive Offices)      (State)  (Zip Code)


       Registrant's Telephone Number, Including Area Code: (612) 943-1951



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  __X__     No _____

As of May 31, 1996, there were 11,130,666 shares of the Company's $.01 par value common stock outstanding.



PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                  APRIL 30,  OCTOBER 31,
                                                                --------    --------
ASSETS                                                            1996        1995
                                                                --------    --------
                                                               (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                              $  5,569    $  1,896
         Investments                                              19,422      18,932
         Accounts receivable, net of allowance for
           doubtful accounts of $100 at April 30 and               2,304       2,420
           $96 at October 31
         Inventories                                               1,659       2,303
         Other                                                     1,760         398
                                                                --------    --------

                  Total current assets                            30,714      25,949

SYSTEMS LEASED PURSUANT TO OPERATING LEASES, NET,
AND SYSTEMS HELD FOR LEASE                                         7,164       6,571

PROPERTY AND EQUIPMENT, NET                                        1,549       1,033

OTHER ASSETS:
         Notes receivable, net of current portion                    428       3,428
         Other                                                       956         770
                                                                --------    --------
                  Total other assets                               1,384       4,198
                                                                --------    --------
                                                                $ 40,811    $ 37,751
                                                                ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                       $    785    $    674
         Accrued liabilities:
              Compensation                                           455         414
              Expenses                                               182          71
         Customer deposits                                           960         634
         Tournament jackpot liability                              1,741         644
         Income taxes payable                                        559         215
                                                                --------    --------

                  Total current liabilities                        4,682       2,652

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value, 30,000 shares
              authorized, 11,107 and 11,048 shares issued and
              outstanding                                            111         110
         Additional paid-in capital                               36,356      35,740
         Accumulated deficit                                        (336)       (784)
         Unrealized investment (loss) gain                            (2)         33
                                                                --------    --------
              Total shareholders' equity                          36,129      35,099
                                                                --------    --------
                                                                $ 40,811    $ 37,751
                                                                ========    ========


                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



(IN THOUSANDS, EXCEPT PER           THREE MONTHS ENDED   SIX MONTHS ENDED
SHARE AMOUNTS)                           APRIL 30,           APRIL 30,
                                     -----------------   -----------------
REVENUE:                              1996      1995      1996      1995
                                     -------   -------   -------   -------

Let It Ride(R)The Tournament(TM)     $ 6,491   $  --     $12,499   $  --
Lease                                  2,305     1,379     4,494     2,398
Sales                                    870       208     1,640       523
Other                                    249       116       391       248
                                     -------   -------   -------   -------
                                       9,915     1,703    19,024     3,169
COSTS AND EXPENSES:

Let It Ride(R)The Tournament(TM)       4,835      --       9,580      --
Cost of leases, sales and              1,367       611     2,559     1,200
  other
Selling, general and                   1,652       854     3,060     1,555
  administrative
Research and development                 307       137       543       251
                                     -------   -------   -------   -------
                                       8,161     1,602    15,742     3,006
                                     -------   -------   -------   -------

INCOME FROM OPERATIONS                 1,754       101     3,282       163

OTHER INCOME (EXPENSE):

Loss on notes receivable                --        --      (3,370)     --
Interest and other income                341       118       711       208
                                     -------   -------   -------   -------

INCOME BEFORE INCOME TAXES             2,095       219       623       371
Provision for income taxes               550      --         175         2
                                     -------   -------   -------   -------

INCOME FROM CONTINUING
OPERATIONS                             1,545       219       448       369

Discontinued operations, net            --          89      --          66
                                     -------   -------   -------   -------

NET INCOME                           $ 1,545   $   308   $   448   $   435
                                     =======   =======   =======   =======

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                           11,242     9,243    11,281     9,243
                                     =======   =======   =======   =======

NET INCOME PER SHARE                 $   .14   $   .03   $   .04   $   .05
                                     =======   =======   =======   =======




                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            SIX MONTHS ENDED
                                                                APRIL 30,
                                                          --------------------
(IN THOUSANDS)                                              1996        1995
                                                          --------    --------
OPERATING ACTIVITIES:
    Net income                                            $    448    $    435
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                       1,144         537
         Amortization of investment discount                  (279)       --
         Loss on notes receivable                            3,300        --
         Deferred income taxes                                (375)       --
    Changes in operating assets and liabilities:
         Receivables                                           116        (523)
         Inventories                                           644        (838)
         Other                                              (1,287)       (461)
         Tournament jackpot liability                        1,097         926
         Income taxes payable                                  344        --
         Accounts payable                                      111         165
         Accrued liabilities                                   152          50
         Customer deposits                                     326         325
                                                          --------    --------

         Net cash provided by operating activities           5,741         616
                                                          --------    --------

INVESTING ACTIVITIES:

    Purchases of investments                               (13,911)     (9,656)
    Proceeds from the sale of investments                   13,700      14,183
    Additions to systems leased to customers, and
       systems held for lease                               (1,488)     (1,595)
    Additions to property and equipment                       (704)       (198)
    Other                                                     (282)       (493)
                                                          --------    --------

         Net cash (used) provided by investing activities   (2,685)      1,971
                                                          --------    --------

FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                     617           3
                                                          --------    --------

         Net cash provided by financing activities             617           3
                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,673       2,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,896           8
                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  5,569    $  2,598
                                                          ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for income taxes                       $    268    $      2
                                                          ========    ========



                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Interim Financial Statements:

         The financial statements as of April 30, 1996, and for the three and six month periods ended April 30, 1996 and 1995, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and six months ended April 30, 1996, are not necessarily indicative of the results to be expected for the year ended October 31, 1996. These interim statements should be read in conjunction with the Company's October 31, 1995, financial statements and notes thereto included in its Form 10-K.

2.       Inventories:

               DESCRIPTION            APRIL 30, 1996      OCTOBER 31, 1995
      --------------------------      --------------      ----------------

      Raw materials                   $          863      $        1,357
      Work-in-progress                           370                 638
      Finished goods                             426                 308
                                      --------------      --------------

      Total                           $        1,659      $        2,303
                                      ==============      ==============


3.       Systems Leased and Held for Lease:

         Systems leased and held for lease includes the various models of shufflers and Let It Ride(R) table equipment and video machines.


                 DESCRIPTION               APRIL 30, 1996  OCTOBER 31, 1995
         ------------------------------    --------------  ----------------

         Systems leased, net                $      4,326    $     4,665
         Systems held for lease:
               Shufflers                           1,878          1,489
               Let It Ride(R)                        960            417
                                            ------------    -----------

         Total                              $      7,164    $     6,571
                                            ============    ===========


4.       Common Stock:

         The financial statements for the three and six months ended April 30, 1995, have been restated to reflect a 3-for-2 stock split in the form of a 50% stock dividend effective July 10, 1995.

         In the current year second quarter, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company's shares in the open market or privately negotiated transactions. No shares have been repurchased as of June 10, 1996.

5.       Loss on Notes Receivable:

         In the first quarter of fiscal 1996, the Company provided $3,370,000 to recognize a loss on two loans advanced to an unrelated company ("receiving company"). The loans were collateralized by 68% of the stock of a company related to the receiving company. The Company's management evaluated alternatives for recovery of the loans, including exercising its right against the collateral. Results of this evaluation indicated the receiving company would require significant additional funding and management effort to effectively continue its operations. The Company did not believe that recovery of the original loans and the additional funding was likely after a detailed review of the receiving company's current financial position, operations and prospects for future growth.

6.       Contingency:

         On January 22, 1995, the Company filed a declaratory judgment action against D&D Gaming Patents, Inc. ("D&D Gaming"). The Company filed such action due to allegations by D&D Gaming that the Company's Let It Ride(R) The Tournament(TM) game infringed on patents held by D&D Gaming. Such action seeks a declaratory judgment that: (1) D&D Gaming's patents are invalid and unenforceable; and (2) to the extent that such patents are determined to be valid and enforceable, such patents are not infringed by Let It Ride(R) The Tournament(TM).

         On March 2, 1995, D&D Gaming filed suit against the Company, the Company's Chairman, John Breeding, and the eight casinos that were participating in the field test of Let It Ride(R) The Tournament(TM), alleging willful patent infringement and demanding that each defendant be preliminarily and permanently enjoined from infringing the two patents which are the subject of the litigation, and that each defendant be required to account to D&D Gaming for damages suffered resulting from the infringement and that such damages be trebled because of the claimed willful nature of the alleged infringement. On March 9, 1995, the Company served its declaratory judgment action on D&D Gaming and subsequently served its answer to the infringement action. The two actions have been consolidated.

         The parties to the lawsuits have begun the discovery process which, to date, has taken the form of interrogatories, requests for admission, requests for production of documents, and depositions. In addition, on April 16, 1996, the Court entered an order, which among other things denied D&D Gaming's motion for partial summary judgment on Shuffle Master's counter claims that D&D's patents are invalid and unenforceable. D&D Gaming assigned all of its patents at issue in the litigation to Progressive Games, Inc., and the Court has allowed Progressive Games, Inc. to be substituted as a party for D&D Gaming.

         The Company believes that Progressive Games, Inc.'s patents (formerly D&D Gaming's patents) are invalid and if they are held to be valid, that Let It Ride(R) The Tournament(TM) does not infringe Progressive Games, Inc.'s patents. The Company has agreed to defend and indemnify all licensees of the Tournament against liability resulting from any such claim or suit brought against the Licensee for infringement of proprietary rights or patent rights arising out of or relating to Let It Ride(R) The Tournament(TM). Further, if Progressive Games, Inc. should prevail in its suit, management does not expect the action will have a material adverse effect on the Company's results of operations or financial position.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                         THREE MONTHS        SIX MONTHS
                                        --------------    ---------------
PERIOD ENDED APRIL 30,                   1996     1995     1996      1995
- -----------------------------------     -----    -----    -----     -----

Revenue                                 100.0%   100.0%   100.0%    100.0%
Cost of products                         62.6     35.9     63.8      37.9
                                        -----    -----    -----     -----
  Gross margin                           37.4     64.1     36.2      62.1
Selling, general and administrative      16.7     50.1     16.1      49.1
Research and development                  3.0      8.0      2.8       7.9
                                        -----    -----    -----     -----
  Income from operations                 17.7      6.0     17.3       5.1
Other income (expense), net               3.4      6.9    (14.0)      6.5
                                        -----    -----    -----     -----
  Income before income taxes             21.1     12.9      3.3      11.6
Provision for income taxes                5.5       --       .9        --
                                        -----    -----    -----     -----
  Income from continuing operations      15.6%    12.9%     2.4%     11.6%
                                        =====    =====    =====     =====



REVENUE

Revenue for the three months ended April 30, 1996, was $9,915,000, an increase of $8,212,000 or 482% over the same period last year. Revenue from Let It Ride(R) The Tournament(TM) totaled $6,491,000 in the current quarter. Let It Ride(R)The Tournament(TM) first generated revenues for the Company in the third quarter of fiscal 1995. The Company is currently licensed in Nevada to operate Let It Ride(R) The Tournament(TM). There were approximately 155 tables in use at Nevada casinos as of April 30, 1996. Shuffler lease and sales revenue increased due to increased penetration into markets outside of Nevada. Revenue from leased shuffling systems increased to $2,305,000 in the current quarter compared to $1,379,000 in the prior year second quarter, as the lease base increased by 60% between the comparable periods. Shuffler system sales increased to $870,000 from $208,000 in the second quarter of fiscal 1995. The Company implemented a sales plan for the domestic market in the fourth quarter of fiscal 1995, which resulted in the increase of shuffler sales. Prior to that time, all shuffler sales were to international customers.

Revenue for the six months ended April 30, 1996 was $19,024,000, an increase of $15,855,000 over the six month period ended April 30, 1995. Revenues from Let It Ride(R) The Tournament(TM) were $12,499,000 in the current six month period. Lease revenue increased to $4,494,000 in the current year compared to $2,398,000 in the prior year period, while shuffler sales increased by $1,117,000 to $1,640,000 in the current six month period. The increase in shuffler lease and sales revenue was due to the reasons noted above.


COSTS AND EXPENSES

Gross margin was 37.4% and 36.2% for the current quarter and six months, compared to 64.1% and 62.1% in the prior year. The decrease resulted from lower margin revenues generated from Let It Ride(R) The Tournament(TM).

For the quarter ended April 30, 1996, Let It Ride(R) The Tournament(TM) contributed a gross margin of 25.5%. Total Tournament related costs were $4,835,000, and included $4,462,000 for the guaranteed prize pool and $373,000 of other expenses, including equipment installation, depreciation, and direct costs for the playoffs held in Reno, Nevada in April 1996. The gross margin for Let It Ride(R)The Tournament(TM) was 23.3% for the current six month period. The margin improvement in the current second quarter resulted from a reallocation of the $1 side bet, which reduced the amount of the dollar used to fund the guaranteed prize pool to $.22 from $.30, effective April 8,1996. The reallocation of the $1 side bet reduced both revenue and cost of sales by $.08 per $1 side bet. In addition, other direct costs of Let It Ride(R)The Tournament(TM) decreased as a percentage of revenue since many of these costs were fixed.

The gross profit margin on combined lease, sales and other revenue decreased to 60.0% in the current year second quarter from 64.1% in the same period in the prior year. The Company provided approximately $100,000 for inventory valuation reserves in the current quarter for potential adjustments to a certain shuffler model. The gross margin on these same revenues decreased to 60.8% in the current six month period compared to 62.1% last year. The decrease is principally due the inventory valuation provision noted above.

Selling, general and administrative expenses increased by $798,000, to $1,652,000 in the current year second quarter, and by $1,505,000 to $3,060,000 in the six month period ended April 30, 1996. Overall, expenses increased due to additional staffing and related costs incurred to support the revenue growth generated by the shuffler systems, and the third quarter fiscal 1995 introduction of Let It Ride(R) The Tournament(TM). In addition, approximately $228,000 of expenses in the current year second quarter and $624,000 for the current six months related to advertising, marketing and promotion for Let It Ride(R) The Tournament(TM). Research and development expenses increased to $307,000 from $114,000 in the prior year second quarter, and $543,000 compared to $251,000 for the six month period. Additional expenses were incurred for development of the video version of Let It Ride(R) and other new products.

OTHER  INCOME (EXPENSE)

Interest and other income was $341,000 in the current second quarter and $711,000 for the current six month period, compared to $118,000 and $208,000, respectively, in the prior year. The increase in interest income resulted from the increase in investments due to receipt of the net proceeds of $17,596,000 from the exercise of warrants in the third and fourth quarters of fiscal 1995.

Other expense includes a loss on notes receivable of $3,370,000 recognized by the Company in the first quarter of the current year. The Company wrote off the notes after certain improprieties had occurred at the company to which the funds were advanced. A detailed evaluation by Company management found the notes to be uncollectible. See additional discussion regarding this loss under Note 6 to the Consolidated Financial Statements.


INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 26.3% for the quarter and 28.1% year-to-date. The effective rate differs from the federal statutory rate of 34% due to the expected current year decrease in the deferred tax asset valuation allowance resulting from the realization of net operating loss carryforwards, research and experimentation tax credit carryforwards for both state and federal income tax reporting, and alternative minimum tax credit carryforwards.

NET INCOME PER SHARE

The net income per share was $.14 for the current year second quarter, and $.04 for the current six month period. The loss recognized on the loan write-off in the first quarter had a negative impact on earnings per share of $.22. Weighted average common and common equivalent shares outstanding increased to 11,242,000 from 9,243,000 in the second quarter of fiscal 1995, and to 11,282,000 for the current six month period from 9,243,000 for the six months ended April 30, 1995, principally due to the third and fourth quarter of fiscal 1995 exercise of 1,897,500 warrants.

NEW PRODUCTS AND JURISDICTIONS

In April 1996, the Company received final regulatory approval from the State of Nevada for its bonus version of video Let It Ride(R). The Company began test marketing the video Let It Ride(R) machines in May 1996 in Nevada casinos.

The Company received approval from the Mississippi Gaming Commission in May 1996 to operate a field trial of Let It Ride(R)The Tournament(TM) in Mississippi casinos. Pending an agreement with casino operators and the approval of that agreement by the Commission's Executive Director, the Company expects to begin the field trial in its third quarter ending July 31, 1996. The Company is currently seeking approvals for Let It Ride(R)The Tournament(TM) in other jurisdictions.

The discussion and anticipation of new product launches is a forward-looking statement which involves risks and uncertainties, including the acceptance of new products and existing products in new gaming jurisdictions. This is in addition to other competitive and business risks described in the Company's report on Form 10-K for the year ended October 31, 1995.


                         LIQUIDITY AND CAPITAL RESOURCES


As of April 30, 1996, the Company had cash and cash equivalents, and investments totaling $24,991,000, compared to $20,828,000 at October 31, 1995. The current ratio decreased to 6.6 to 1 from 9.8 to 1 at October 31, 1995, while working capital increased to $26,032,000 at April 30, 1996, from $23,297,000 at October 31, 1995.

Cash provided from operations totaled $5,741,000 in the current six months compared to cash provided by operations of $616,000 in the same period last year. Non-cash charges, including the provision for the loss on notes receivable, and depreciation and amortization were $4,444,000 in the current period. The change in the operating assets and liabilities provided cash of $1,503,000. Cash used by investing activities included additions to the shuffling systems available for lease of $1,488,000, and fixed asset additions of $704,000, principally for leasehold improvements and office furniture and fixtures made necessary by the expansion of the corporate office and the current construction of a new facility in Las Vegas. Cash provided by financing activities was $617,000 in the current year due primarily to option and warrant excercises.

The Company believes its current cash and cash equivalents, investments, and cash generated from operations will be adequate to meets it operational, capital expenditure, share repurchase, and research and development needs for the foreseeable future.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been a party to legal proceedings with D&D Gaming. In 1995, the Company filed a declaratory judgment action against D&D Gaming, and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involve the Company's Let It Ride(R) The Tournament(TM) game. In April 1996,
D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc., and the Court allowed Progressive Games, Inc. to be substituted as a party for D&D Gaming. See additional discussion regarding these legal proceedings under Note 6 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: Exhibit 27, Financial Data Schedules

         (b) Reports on Form 8-K: The Company filed Form 8-K under Item 4 to report a change in the Registrant's Certifying Accountant. The date of the report was February 28, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)



Date:    June 10, 1996



/s/ Steven A. Kahn
Steven A. Kahn
Vice President and Chief Financial Officer



/s/ John A. Rahja
John A. Rahja
Controller