Form 10-Q
period 1996-07-31
SHUFFLE MASTER INC
filed 1996-09-12
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1996

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

                                    Yes __X__       No _____

As of August 30, 1996, there were 11,145,822 shares of the Company's $.01 par value common stock outstanding.


PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   JULY 31,    OCTOBER 31,
(IN THOUSANDS)                                                   -----------   -----------
ASSETS                                                               1996         1995
                                                                 -----------   -----------
                                                                 (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                $  1,278      $  1,896
         Investments                                                26,585        18,932
         Accounts receivable, net                                    3,148         2,420
         Inventories                                                 2,449         2,303
         Other                                                       1,380           398
                                                                  --------      --------

                  Total current assets                              34,840        25,949

SYSTEMS LEASED PURSUANT TO OPERATING LEASES, NET, AND
SYSTEMS HELD FOR LEASE                                               7,450         6,571

PROPERTY AND EQUIPMENT, NET                                          2,048         1,033

OTHER ASSETS:
         Notes receivable, net of current portion                      305         3,428
         Other                                                         945           770
                                                                  --------      --------
                  Total other assets                                 1,250         4,198
                                                                  --------      --------
                                                                  $ 45,588      $ 37,751
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                         $    968      $    674
         Accrued liabilities:
              Compensation                                             542           414
              Expenses                                                 226            71
         Customer deposits                                           1,137           634
         Tournament jackpot liability                                4,287           644
         Income taxes payable                                          635           215
                                                                  --------      --------

                  Total current liabilities                          7,795         2,652

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value, 30,000 shares
              authorized, 11,140 and 11,048 shares issued and
              outstanding                                              111           110
         Additional paid-in capital                                 36,633        35,740
         Retained earnings (accumulated deficit)                     1,098          (784)
         Unrealized investment (loss) gain                             (49)           33
                                                                  --------      --------
              Total shareholders' equity                            37,793        35,099
                                                                  --------      --------
                                                                  $ 45,588      $ 37,751
                                                                  ========      ========

                 See Notes to Consolidated Financial Statements




                              SHUFFLE MASTER, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(IN THOUSANDS, EXCEPT PER             THREE MONTHS ENDED         NINE MONTHS ENDED
SHARE AMOUNTS)                              JULY 31,                  JULY 31,
                                     ---------------------     ----------------------

                                        1996        1995         1996           1995
                                     --------     --------     --------      --------
REVENUE:
Let It Ride(R) The Tournament(TM)    $  5,041     $  1,169     $ 17,540      $  1,169
Lease                                   2,514        1,691        7,009         4,089
Sales                                   1,226          111        2,866           634
Other                                     326          164          716           412
                                     --------     --------     --------      --------

                                        9,107        3,135       28,131         6,304
COSTS AND EXPENSES:

Let It Ride(R) The Tournament(TM)       3,714          830       13,295           830
Cost of leases, sales and other         1,821          854        4,379         2,053
Selling, general and administrative     1,760        1,040        4,820         2,595
Research and development                  305          140          848           392
                                     --------     --------     --------      --------
                                        7,600        2,864       23,342         5,870
                                     --------     --------     --------      --------

INCOME FROM OPERATIONS                  1,507          271        4,789           434

OTHER INCOME (EXPENSE):

Loss on notes receivable                 --           --         (3,370)         --
Interest and other income                 378          147        1,088           356
                                     --------     --------     --------      --------

INCOME BEFORE INCOME TAXES              1,885          418        2,507           790
Provision for income taxes                450            3          625             6
                                     --------     --------     --------      --------

INCOME FROM CONTINUING
OPERATIONS                              1,435          415        1,882           784

Discontinued operations, net             --           --           --              66
                                     --------     --------     --------      --------

NET INCOME                           $  1,435     $    415     $  1,882      $    850
                                     ========     ========     ========      ========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                            11,344        9,759       11,294         9,371
                                     ========     ========     ========      ========

NET INCOME PER SHARE                 $    .13     $    .04     $    .17      $    .09
                                     ========     ========     ========      ========

                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      NINE MONTHS ENDED
                                                                           JULY 31,
                                                                   ----------------------
(IN THOUSANDS)                                                        1996         1995
                                                                   --------      --------
OPERATING ACTIVITIES:
    Net income                                                     $  1,882      $    850
    Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
         Depreciation and amortization                                1,803           885
         Amortization of investment discount                           (445)         --
         Loss on notes receivable                                     3,300          --
    Changes in operating assets and liabilities:
         Receivables                                                   (728)         (551)
         Inventories                                                   (146)         (689)
         Other                                                       (1,159)         (536)
         Tournament jackpot liability                                 3,643           830
         Income taxes payable                                           420          --
         Accounts payable                                               294           213
         Accrued liabilities                                            283            81
         Customer deposits                                              503           390
                                                                   --------      --------

         Net cash provided by operating activities                    9,650         1,473
                                                                   --------      --------

INVESTING ACTIVITIES:

    Purchases of investments                                        (43,639)      (14,246)
    Proceeds from the sale of investments                            36,431        20,273
    Additions to systems leased to customers, and systems held
      for lease                                                      (2,304)       (3,630)
    Additions to property and equipment                              (1,302)         (283)
    Other                                                              (348)         (608)
                                                                   --------      --------

         Net cash (used) provided by investing activities           (11,162)        1,506
                                                                   --------      --------

FINANCING ACTIVITIES:

    Proceeds from issuance of common stock                              894        11,109
                                                                   --------      --------

         Net cash provided by financing activities                      894        11,109
                                                                   --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (618)       14,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,896             8
                                                                   --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  1,278      $ 14,096
                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for income taxes                                $    277      $      6
                                                                   ========      ========

                 See Notes to Consolidated Financial Statements




                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Interim Financial Statements:

       The financial statements as of July 31, 1996, and for the three and nine month periods ended July 31, 1996 and 1995, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and nine months ended July 31, 1996, are not necessarily indicative of the results to be expected for the year ended October 31, 1996. These interim statements should be read in conjunction with the Company's October 31, 1995, financial statements and notes thereto included in its Form 10-K.

2.     Inventories:

          DESCRIPTION                      JULY 31, 1996     OCTOBER 31, 1995
       ---------------------------         --------------    ----------------

       Raw materials                         $1,709,000         $1,357,000
       Work-in-progress                         391,000            638,000
       Finished goods                           349,000            308,000
                                             ----------         ----------

       Total                                 $2,449,000         $2,303,000
                                             ==========         ==========


3.     Systems Leased and Held for Lease:

       Systems leased and held for lease includes the various models of shufflers and Let It Ride(R) table equipment and video machines.


         DESCRIPTION                        JULY 31, 1996    OCTOBER 31, 1995
      ------------------------------        -------------    ----------------

       Systems leased, net                   $4,830,000        $4,665,000
       Systems held for lease:
                Shufflers                     1,698,000         1,489,000
                Let It Ride(R)                  922,000           417,000
                                             ----------        ----------

       Total                                 $7,450,000        $6,571,000
                                             ==========        ==========


4.     Common Stock:

       In the current year second quarter, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company's shares in the open market or privately negotiated transactions. No shares have been repurchased under this authorization. The authorization for the share repurchase expired August 2, 1996.


5.    Loss on Notes Receivable:

       In the first quarter of fiscal 1996, the Company recognized a total loss of $3,370,000 on two loans advanced to an unrelated company ("receiving company"). The loans were collateralized by 68% of the stock of a company related to the receiving company. The Company's management evaluated alternatives for recovery of the loans, including exercising its right against the collateral. The Company did not believe that recovery of the original loans was likely after a detailed review of the receiving company's financial position, operations and prospects for future growth.

6.     Contingencies:

       D&D Gaming Patents, Inc. (Progressive Games, Inc.):

       On January 22, 1995, the Company filed a declaratory judgment action against D&D Gaming Patents, Inc. ("D&D Gaming"). The Company filed such action due to allegations by D&D Gaming that the Company's Let It Ride(R) The Tournament(TM) game infringed on patents held by D&D Gaming. Such action seeks a declaratory judgment that: (1) three of D&D Gaming's patents (the 041, the 077 and the 105) are invalid and unenforceable; and
       (2) to the extent that such patents are determined to be valid and enforceable, such patents are not infringed by Let It Ride(R) The Tournament(TM).

       On March 2, 1995, D&D Gaming filed suit against the Company, the Company's Chairman, John Breeding, and the eight Nevada casinos that participated in the field test of Let It Ride(R) The Tournament(TM), alleging willful patent infringement of its 041 and 077 patents and demanding that each defendant be preliminarily and permanently enjoined from infringing the two patents which are the subject of the litigation, and that each defendant be required to account to D&D Gaming for damages suffered resulting from the infringement and that such damages be trebled because of the claimed willful nature of the alleged infringement. On March 9, 1995, the Company served its declaratory judgment action on D&D Gaming and subsequently served its answer to the infringement action. The two actions have been consolidated.

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

       Progressive Games, Inc. has begun a separate lawsuit in federal court in Nevada naming 62 additional Nevada casinos as defendants alleging that those defendants, by playing Let It Ride(R) The Tournament(TM), infringe Progressive Games, Inc.'s 041 and 077 patents. The Company is not named in this action but is indemnifying and defending the 62 casino defendants pursuant to its license agreement with them.

       On June 25, 1996, the United States Patent & Trademark Office rejected all of the claims of the 105 patent, claims 1-4, 6, 8, 10, and 14 of the 041 patent and claims 6-21 of the 077 patent. D&D Gaming may appeal the patent examiner's decision to the Board of Patent Appeals within the United States Patent & Trademark Office.

       Progressive Games, Inc. began a separate lawsuit in Mississippi against the casinos which are participating in the Let It Ride(R) The Tournament(TM) field test. Progressive Games, Inc. alleges the casinos' participation infringes the 041 and 077 patents as well as the recently issued progressive apparatus patent, No. 5,544,893. The Company has not been named as a party to this action but has agreed to indemnify the defendant casinos.

       The Company believes that Progressive Games, Inc.'s patents (formerly D&D Gaming's patents) are invalid and if they are held to be valid, that Let It Ride(R) The Tournament(TM) does not infringe Progressive Games, Inc.'s patents. The Company has agreed to defend and indemnify all licensees of The Tournament against liability resulting from any such claim or suit brought against the Licensee for infringement of proprietary rights or patent rights arising out of or relating to Let It Ride(R) The Tournament(TM). Further, if Progressive Games, Inc. should prevail in its suit, management does not expect the action will materially affect the Company's financial condition.

       DD Stud, Inc. and Anchor Coin:

       On September 9, 1996, DD Stud, Inc. and Anchor Coin (wholly owned subsidiaries of Anchor Gaming) filed suit against the Company alleging the Company's Let It Ride(R) basic game violates certain patents held by DD Stud, Inc. and related products distributed by Anchor Coin. The Company filed a counter claim against Anchor Coin, DD Stud, Inc., Anchor Gaming and Stanley E. Fulton, Chief Executive Officer of Anchor Gaming, seeking a declaratory judgment that DD Stud, Inc.'s patents are invalid and unenforceable and not infringed by the Company. The counter claim requests additional relief based on claims of unfair competition, abuse of process, abuse of patent, and violation of anti-trust, and also requests punitive damages. The Company may seek to invalidate DD Stud, Inc.'s patents by filing reexamination proceedings with the United States Patent and Trademark Office. The Company strongly believes that its game does not infringe DD Stud, Inc.'s patents and will vigorously defend any charges of infringement.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:


                                                     THREE MONTHS                          NINE MONTHS
                                            -------------------------------    --------------------------------
PERIOD ENDED JULY 31,                           1996              1995              1996              1995
- ------------------------------------        -------------     -------------    ---------------    -------------
Revenue                                         100.0%            100.0%            100.0%            100.0%
Cost of products                                 60.8              53.7              62.8              45.7
                                            -------------     -------------    ---------------    -------------
  Gross margin                                   39.2              46.3              37.2              54.3
                                            -------------     -------------    ---------------    -------------
Selling, general and administrative              19.3              33.2              17.2              41.2
Research and development                          3.4               4.5               3.0               6.3
                                            -------------     -------------    ---------------    -------------
  Income from operations                         16.5               8.6              17.0               6.8
Other income (expense), net                       4.2               4.6              (8.1)              5.6
                                            -------------     -------------    ---------------    -------------
  Income before income taxes                     20.7              13.2               8.9              12.4
Provision for income taxes                        4.9              --                 2.2              --
                                            -------------     -------------    ---------------    -------------
  Income from continuing
   operations
                                                 15.8%             13.2%              6.7%             12.4%
                                            =============     =============    ===============    =============


REVENUE

Revenue for the three months ended July 31, 1996, was $9,107,000, an increase of $5,972,000 or 190% over the same period last year.

Revenue from Let It Ride(R) The Tournament(TM) totaled $5,041,000 in the current quarter compared to $1,169,000 in the third quarter of fiscal 1995. Let It Ride(R)The Tournament(TM) first generated revenues for the Company in the third quarter of fiscal 1995. There were approximately 173 Tournament tables in use at Nevada casinos as of July 31, 1996. Revenues are derived from allocations of the optional side bet available to players of Let It Ride(R) The Tournament(TM). The Company records both its commission and The Tournament guaranteed playoff prize fund allocation as revenue. The playoff prize fund amounts are fully recorded as cost of sales and corresponding liabilities resulting in no gross profit to the Company from the playoff prize fund revenues. During fiscal 1996, the Company made two separate changes to The Tournament guaranteed playoff prize fund allocation, which reduced revenues but did not affect the Company's commission. Effective April 8, 1996, the amount of the dollar used to fund the guaranteed prizes was reduced to $.22 from $.30 while The Tournament qualifying period was extended to 120 days from 90 days. Consequently, the Company's revenues were decreased by $.08 per dollar side bet for all revenue generated during the current quarter. Effective August 8, 1996, the amount of the dollar used to fund the guaranteed prizes in Nevada was reduced to $.12 from $.22, primarily as a result of changing the top award for The Tournament in December 1996 from $3,000,000 to $1,000,000. Neither of these changes affect the Company's gross profit dollars generated by Let It Ride(R) The Tournament(TM).

The Company began a field trial for Let It Ride(R) The Tournament(TM) in Mississippi in June 1996. The revenue contribution from the Mississippi Tournament was not significant in the current year third quarter since most tables were installed in the second half of the quarter.

Shuffler lease and sales revenue increased due to increased penetration into markets outside of Nevada. Revenue from leased shuffling systems increased to $2,514,000 in the current quarter compared to $1,691,000 in the prior year third quarter, as the lease base increased by 37% between the comparable periods. Shuffler system sales increased to $1,226,000 from $111,000 in the third quarter of fiscal 1995. Current quarter sales included 117 shufflers converted to sales from lease agreements. The Company implemented a sales plan for the domestic market in the fourth quarter of fiscal 1995, which resulted in the increase of shuffler sales. Prior to that time, all shuffler sales were to international customers.

Revenue for the nine months ended July 31, 1996 was $28,131,000, an increase of $21,827,000 over the nine month period ended July 31, 1995. Revenues from Let It Ride(R) The Tournament(TM) were $17,540,000 in the current nine month period. Lease revenue increased to $7,009,000 in the current year compared to $4,089,000 in the prior year period, while shuffler sales increased by $2,232,000 to $2,866,000 in the current nine month period. The increase in shuffler lease and sales revenue was due to the reasons noted above.


COSTS AND EXPENSES

Gross margin was 39.2% and 37.2% for the current quarter and nine months, compared to 46.3% and 54.3% in the prior year. The decrease generally resulted from the inclusion in 1996 of revenues generated from Let It Ride(R) The Tournament(TM) which, due to the inclusion of the playoff prize fund in an equal amount in both revenue and costs and expenses, are reported at lower margins than shuffler revenue.

For the quarter ended July 31, 1996, Let It Ride(R) The Tournament(TM) contributed a gross margin of 26.3%. Total Tournament related costs were $3,714,000, and included $3,223,000 for the guaranteed prize pool and $491,000 of other expenses, including equipment installation, depreciation, direct costs for the playoffs held in Las Vegas, Nevada in August 1996, and expenses associated with the rollout and field test of The Tournament in Mississippi. The gross margin for Let It Ride(R)The Tournament(TM) was 24.2% for the current nine month period. The margin improvement in the current third quarter compared to the nine month results was due to the reallocation of the $1 side bet as discussed under the revenue section. The reallocation of the $1 side bet reduced both revenue and cost of sales by $.08 per $1 side bet.

The gross profit margin on combined lease, sales and other revenue decreased to 55.2% in the current year third quarter from 56.6% in the same period in the prior year. The Company provided approximately $110,000 for inventory valuation reserves in the current quarter for anticipated valuation adjustments. In addition, the Company greatly expanded its service force to support sales and lease activity in jurisdictions outside of Nevada. Service expenses are included in cost of sales. Finally, significant shuffler sales in the third quarter were made to an overseas distributor at lower distributor prices. For the current nine month period, the gross margin on these same revenues decreased to 58.7% compared to 60.0% last year. The inventory valuation provision was $210,000 for the current nine month period.

Selling, general and administrative expenses increased by $720,000, to $1,760,000 in the current year third quarter, and by $2,225,000 to $4,820,000 in the nine month period ended July 31, 1996. Overall, expenses increased due to additional staffing and related costs incurred to support the revenue growth generated by the shuffler systems, Let It Ride(R) The Tournament(TM) in Nevada, and the third quarter fiscal 1996 introduction of Let It Ride(R) The Tournament(TM) in Mississippi. To increase penetration in markets outside of Nevada, the Company increased its outside sales force to eight people from four people during the current third quarter. Additional staffing was added in the marketing function as well in support of Let It Ride(R) The Tournament(TM) expansion. Research and development expenses increased to $305,000 from $140,000 in the prior year third quarter, and $848,000 compared to $392,000 for the nine month period. Additional expenses were incurred for the continued development of the video version of Let It Ride(R) and other new gaming products.


OTHER  INCOME (EXPENSE)

Interest and other income was $378,000 in the current third quarter and $1,088,000 for the current nine month period, compared to $147,000 and $356,000, respectively, in the prior year. The increase in interest income resulted from the increase in investments due to receipt of the net proceeds of $17,596,000 from the exercise of warrants in the third and fourth quarters of fiscal 1995 and the cash generated by operations.

Other expense includes a loss on notes receivable of $3,370,000 recognized by the Company in the first quarter of the current year. See additional discussion regarding this loss under Note 5 to the Consolidated Financial Statements.


INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 23.9% for the quarter and 24.9% year-to-date. The effective rate differs from the federal statutory rate of 34% due to the expected current year decrease in the deferred tax asset valuation allowance resulting from the realization of net operating loss carryforwards, research and experimentation tax credit carryforwards for both state and federal income tax reporting, and alternative minimum tax credit carryforwards.


NET INCOME PER SHARE

The net income per share was $.13 for the current year third quarter, and $.17 for the current nine month period. The non-recurring loss recognized on the loan write-off in the current first quarter had a negative impact on earnings per share of $.22. Weighted average common and common equivalent shares outstanding increased to 11,344,000 from 9,759,000 in the third quarter of fiscal 1995, and to 11,294,000 for the current nine month period from 9,371,000 for the nine months ended July 31, 1995, principally due to the third and fourth quarter of fiscal 1995 exercise of 1,897,500 warrants.


NEW PRODUCTS, JURISDICTIONS AND ALLIANCES

In April 1996, the Company received final regulatory approval from the State of Nevada for its bonus version of video Let It Ride(R). The Company began test marketing the video Let It Ride(R) machines in May 1996 in Nevada casinos. The test marketing of the video machines has continued through the end of the third quarter.

The Company received approval from the Mississippi Gaming Commission in May 1996 to operate a field trial of Let It Ride(R)The Tournament(TM) in Mississippi casinos. The Company began the field trial in its current quarter ended July 31, 1996. The Company is currently seeking approvals for Let It Ride(R)The Tournament(TM) in a number of other jurisdictions.

In August 1996, the Company announced the formation of a joint marketing alliance with IGT. The purpose of the alliance is to market the Company's Let It Ride(R) game in a video wide area progressive system format. IGT has significant expertise and resources in adapting slot machine games to a progressive system format. IGT slot machines represent greater than 70% of the installed slot machines in North America. The Company expects the alliance with IGT to permit the retro-fitting and conversion of some portion of the existing IGT machines to Let It Ride(R) wide area progressive system. The Company's alliance with IGT is expected to have a financial impact in the latter half of fiscal 1997.

The discussion and anticipation of new product launches, jurisdictional expansion for Let It Ride(R) The Tournament(TM), and a marketing alliance is a forward-looking statement which involves risks and uncertainties, including the acceptance of new products and existing products in new gaming jurisdictions. This is in addition to other competitive and business risks described in the Company's report on Form 10-K for the year ended October 31, 1995.


                         LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1996, the Company had cash and cash equivalents, and investments totaling $27,863,000, compared to $20,828,000 at October 31, 1995. The current ratio decreased to 4.5 to 1 from 9.8 to 1 at October 31, 1995, while working capital increased to $27,045,000 at July 31, 1996, from $23,297,000 at October 31, 1995. The decreased current ratio resulted from the increased current liability for the guaranteed prizes for the August Nevada Let It Ride(R) Tournament(TM). Over 110 days of Tournament jackpot liability totaling $4,287,000 was recorded at July 31, 1996, compared to 22 days totaling $644,000 recorded at October 31, 1995.

Cash provided from operations totaled $9,650,000 in the current nine months compared to cash provided by operations of $1,473,000 in the same period last year. Non-cash charges, including the provision for the loss on notes receivable, and depreciation and amortization were $5,103,000 in the current period. Cash used by investing activities included additions to the shuffling systems available for lease of $2,304,000, and fixed asset additions of $1,302,000, principally for leasehold improvements and office furniture and fixtures made necessary by the expansion of the corporate office and the current construction of a new facility in Las Vegas. Cash provided by financing activities was $894,000 in the current year due primarily to option and warrant excercises.

The Company believes its current cash and cash equivalents, investments, and cash generated from operations will be adequate to meet its operational, capital expenditure, and research and development needs for the foreseeable future.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been a party to legal proceedings with D&D Gaming. In 1995, the Company filed a declaratory judgment action against D&D Gaming, and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involve the Company's Let It Ride(R) The Tournament(TM) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc., and in April 1996, the Court allowed Progressive Games, Inc. to be substituted as a party for D&D Gaming.

The Company was served with a lawsuit by DD Stud, Inc. and Anchor Coin on September 9, 1996. The lawsuit alleges the Company's Let It Ride(R) basic game infringes on certain patents held by DD Stud, Inc. and related products distributed by Anchor Coin. See additional discussion regarding these legal proceedings under Note 6 to the Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  Exhibit 27, Financial Data Schedules
         (b)   Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)



Date:    September 12, 1996




/s/  Joseph J. Lahti
- -------------------------------------
Joseph J. Lahti
Chief Financial Officer




/s/ John A. Rahja
- -------------------------------------
John A. Rahja
Controller