Form 10-K405
period 1996-10-31
SHUFFLE MASTER INC
filed 1997-01-28
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. (0-20820)

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)


         MINNESOTA                                                41-1448495
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       10901 VALLEY VIEW ROAD
       EDEN PRAIRIE, MINNESOTA                                      55344
(Address of principal executive offices)                          (Zip Code)

                                  612-943-1951
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes_X_  No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         As of January 2, 1997, 11,092,642 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $90,449,000, based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 10, 1997 (1996 Proxy Statement).


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's products in new jurisdictions and new products as introduced; higher than expected product development and/or roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving Shuffle Master, Inc. specifically, and for the gaming industry in general; the relative financial health of the gaming industry both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

GENERAL
         Shuffle Master, Inc. (the "Company") develops, manufactures and markets automatic card shuffling equipment ("shuffler systems"), table games and video slot machine games for use in the gaming industry. The Company's growth strategy is based on developing or acquiring innovative gaming products, including productivity enhancing equipment and new table and video games.

         Casino gaming is found in 25 states in the United States (including states in which such gaming is found only on Indian lands or in card rooms) as well as in numerous countries worldwide. The Company estimates there are card games at approximately 13,000 tables in North America, and at more than 8,000 additional tables worldwide. Casino gaming grew tremendously over the last decade, and the Company believes both the North American and international markets for gaming-related products will continue to expand.

         The Company markets shuffler systems suitable for use with the vast majority of table card games. The initial model in the Company's shuffler product line was first placed into commercial use in January 1992. As of October 31, 1996, approximately 2,650 of the company's shuffler systems were in use, including 1,800 currently on lease and a cumulative total of 850 units sold.

         In addition to its shuffler systems, the Company licenses the basic Let It Ride(R) and Let It Ride(R) The Tournament(TM) games, which are table card games, to casinos. The basic Let It Ride(R) game was first introduced in October 1993, and The Tournament(TM) version was launched in June 1995. As of October 31, 1996 there were approximately 300 Let It Ride(R) basic game tables in use throughout the United States and the Company had approximately 170 Let It Ride(R) The Tournament(TM) tables in the Nevada and 30 in Mississippi.

         In May 1996, the Company began market testing its new Let It Ride(R) Bonus Video slot machine in several casinos in Nevada and in September 1996, in Mystic Lake Casino in Minnesota. As of October 31, 1996, there were approximately 40 Let It Ride(R) Bonus Video units operating in casinos. After making modifications to game software based on test results, the revised software was approved by the Nevada Gaming Control Board in December 1996, and by Gaming Laboratories, Inc. ("GLI") in January 1997. The Company is now in the process of launching Let It Ride(R) Bonus Video with the new game software.

         In August 1996, the company entered into a joint marketing alliance with International Game Technology ("IGT") for the development of video format wide area progressive systems based on the Company's Let It Ride(R) game. Wide area progressive systems link slot machines in multiple casinos in a given jurisdiction to create an increasing, or progressing, pool of prize money. This agreement was modified in September 1996, to include a new game called Five Deck Frenzy(TM) for which the Company has an option to obtain certain exclusive rights.

THE COMPANY'S PRODUCTS
         SHUFFLER SYSTEMS. The Company's shuffler systems are automatic card shuffling machines designed to be used with table card games. These systems offer several benefits to the gaming industry, including enhanced security and increased productivity. Because the shuffler systems shuffle one or more decks while a game is played, "down time" related to dealer shuffling is significantly reduced, with a corresponding increase in playing time.

         The Company markets two types of shuffler systems:

         * SINGLE DECK. The Company's single deck shufflers automatically shuffle a standard deck of playing cards and deposit the deck into a holding tray that is integrated into the shuffler unit. A second deck is shuffled while a game is dealt from the first deck. When the game is completed and the first deck has been used, the second deck is automatically moved into the holding tray to replace it.

         Variations of the single deck shuffler include a model designed for hand held dealing, and a model which, after shuffling, counts out cards to be distributed by the dealer while another deck is being shuffled. The latter model is the most widely placed and is used with well known specialty card games including the Company's own Let It Ride(R) game as well as other non-Shuffle Master games such as Caribbean Stud and Pai Gow Poker. When used with Pai Gow Poker, the system also includes a random number generator which determines the order in which the hands are to be given to the players. In addition to specialty card games, single deck shufflers are sometimes used on Blackjack tables. Caribbean Stud and Pai Gow Poker are not Shuffle Master trademarks.

         * MULTI-DECK. The Company's multi-deck system is designed to be used with four, six, or eight decks of cards, primarily for Blackjack table games. Although a different design than single deck systems, the multi-deck shuffler also shuffles a second set of cards on a batch basis while the first set is played. The majority of Blackjack games are played with multiple decks of cards. In addition, certain jurisdictions require that Blackjack be played with four or more decks. The Company estimates that Blackjack tables represent at least 80% of casino card tables, excluding poker rooms.

         LET IT RIDE(R). The Let It Ride(R) game is a patented five card stud poker game in which players are paid according to a fixed payout schedule. Players place three equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players have the option to withdraw their first bet or "let it ride." The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet or "let it ride." (The third bet always remains on the table, and cannot be withdrawn.) The dealer then turns over the second community card, which becomes a common fifth and final card to all players, and winning hands are paid according to the predetermined payout schedule. Because each hand requires a freshly-shuffled deck, the Let It Ride(R) game is most efficiently played using the Company's single deck shuffler system.

         The basic Let It Ride(R) game was approved by the Nevada Gaming Control Board in August 1993, and the Company began licensing it to casinos in October 1993. As of December 1996, the basic Let It Ride(R) game was approved for play in seventeen states and five Canadian provinces.

      LET IT RIDE(R) THE TOURNAMENT(TM). The Let It Ride(R) The Tournament(TM) game provides a format based on, but separate from, the basic Let it Ride(R) game. In The Tournament(TM) version, also patented, players are eligible for both bonus payments and the opportunity to advance to a multi-round playoff. Playoffs within a given jurisdiction are held at regular intervals and feature large prize payouts. Currently, the qualifiers for The Tournament(TM) playoffs are those players who achieve a straight flush or royal flush after having paid a $1.00 entry fee, also known as the bonus bet, which is registered using special bet detection equipment incorporated into the table along with related computer systems. Players who participate in the playoffs compete with each other until, through the process of elimination, one player emerges as the grand prize winner. The first-place winner of the most recent The Tournament(TM) playoff, which concluded on December 17, 1996, won $1 million in cash.

         The Nevada Gaming Control Board approved the Let It Ride(R) The Tournament(TM) game in June 1995 and the Company was issued a license as an Operator of an Interlinked System by the Nevada Gaming Commission in September 1995. All tournament tables in a given jurisdiction are networked into a central computer system that records the number of entry fees, or bonus bets, placed at each table. This information is used to periodically invoice casinos for the Company's commissions and for amounts used to fund prize payments.

         In May 1996, the Company received approval from the Mississippi Gaming Commission to operate a field trial of the Let It Ride(R) The Tournament(TM) game in Mississippi casinos. The field trial began in June 1996, and will continue at least through the conclusion of the first Mississippi playoffs, on February 25th, 1997. The Company expects to receive full approval from the Mississippi Gaming Commission after the conclusion of the field trial.

         In December 1996, after earlier approval from the Mashantucket Pequot Indian Gaming Commission, the Company received approval from Foxwoods Resort Casino in Ledyard, CT to install Let It Ride(R) The Tournament(TM) tables. Foxwoods will operate and fund The Tournament(TM) game and playoffs and Shuffle Master will provide consulting services related to planning and staging the playoffs.

         The Company is continuing the process of obtaining approval for its Let It Ride(R) The Tournament(TM) game in other gaming jurisdictions beyond Nevada, Mississippi and Connecticut.

         The Company is currently involved in patent litigation regarding its Let It Ride(R) The Tournament(TM) game. For a discussion of related issues, see
Item 3. - Legal Proceedings.

         LET IT RIDE(R) BONUS VIDEO. In 1995, the Company entered into an agreement with Bally Gaming International, Inc. ("Bally") to develop and manufacture a video version of the Let It Ride(R) game. Bally developed separate versions of the game for use on its Game Maker model video slot machine, and for the Company's testing of a stand-alone machine, also manufactured by Bally. During the course of 1996, the Company conducted market tests of its Let It Ride(R) Bonus Video (the stand-alone machine) in Nevada and Minnesota. Based on the results of those tests the game software was modified, and the revised software was subsequently approved by the Nevada Gaming Control Board in December 1996. In January 1997, the Company received approval of the new software from GLI, which is required for use in certain jurisdictions. The GLI approval was specifically for those jurisdictions requested by the Company (Minnesota, Wisconsin, Michigan, Iowa riverboats and Connecticut).

         JOINT MARKETING ALLIANCE WITH IGT. In August 1996, the Company entered into an agreement with IGT for a joint marketing alliance. The purpose of the alliance with IGT is to develop and market the Let It Ride(R) game in a wide area progressive video format, and for IGT to operate and distribute the resulting video Let It Ride(R) progressive systems in North America. Profits from the alliance are to be split on a 50/50 basis. In September 1996, the Company and IGT modified their agreement to add a new game called Five Deck Frenzy(TM), also to be developed and marketed in a wide area progressive video format. The Company has an option to obtain certain exclusive rights to Five Deck Frenzy(TM). The development efforts in 1996 of the joint alliance were focused mainly on Five Deck Frenzy(TM), and the Company expects that Five Deck Frenzy(TM) will be the first of the two alliance game products to be introduced to the gaming market.

CUSTOMERS AND MARKETING
         The Company created the market for shuffler systems with the introduction of its innovative product line in 1992, focusing its early marketing efforts on Las Vegas and Reno, Nevada casinos. Its initial strategy involved marketing to casinos with high name recognition and prestige in the gaming industry. As of October 31, 1996, the Company had placed its shuffler systems, Let It Ride(R) games or other products in approximately 315 casinos throughout the world. In fiscal 1996, approximately 34% of the Company's shuffler revenues, and approximately 53% of total revenues, were generated in Nevada.

         The Company leases and sells its shuffler systems to casinos and other lawful gaming establishments. As part of its strategy to maintain and expand its market position in the automatic shuffler business, the Company has made a commitment to maintaining a high level of service to its customers. For casinos within the Company's expanding service areas, the Company provides regular preventative maintenance service and on-demand repair service on its leased equipment. The Company also provides service training to its lease customers' personnel as well as a reasonable number of back-up units to the lessee, at no additional charge. For customers who purchase shuffler systems, the Company offers a service contract that provides service benefits similar to that on leased units. Outside of North America the Company markets its products primarily through established gaming distributors.

         The Let It Ride(R) The Tournament(TM) game was introduced to the gaming market in Nevada in 1995, and has become an established specialty game due to the appeal of the game to players combined with innovative advertising and promotional efforts. As of October 31, 1996, the Let It Ride(R) The Tournament(TM) game was installed in more than 100 casinos in Nevada, Mississippi and Connecticut.

         As of October 31, 1996, Let It Ride(R) Bonus Video machines were installed in five casinos which had served as market testing sites. The Company began its formal sales and marketing programs for Let It Ride(R) Bonus Video early in calendar 1997.

         In order to market its products, the Company is subject to licensing requirements, and must obtain approvals of specific products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists.

MANUFACTURING
         The Company's manufacturing operations consist primarily of the assembly of shuffler systems and Let It Ride(R) The Tournament(TM) tables and associated equipment from components purchased from third parties. Parts include off-the-shelf components as well as parts manufactured to the Company's specifications. The Company also manufactures some parts at its in-house machine shop. The Company strives to ensure that multiple suppliers exist for all components, and periodically solicits bids from various suppliers to ensure competitive pricing. Final assembly and quality control operations are conducted by the Company's employees at its facility in Eden Prairie, Minnesota.

         Let It Ride(R) Bonus Video machines are manufactured for the Company by Bally Gaming International.

RESEARCH AND DEVELOPMENT
         The Company believes that one of its strengths involves developing new products from the concept stage through full commercialization. This allows the Company to develop and test not only its own products, but those of others as well. The Company believes it has achieved a reputation for innovation and service, based on its development and the market success of the shuffler products, the Let It Ride(R) basic game and The Tournament(TM) version. Because of this reputation, the Company is frequently presented with gaming-related products and concepts from third parties, which the Company screens, evaluates and, in some cases, negotiates to license or acquire. Since the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its shuffler product line, the Company anticipates that research and development will continue to account for a material portion of its total expenditures.

         In September 1996, the Company entered into an exclusive services contract with Dr. Mark Yoseloff and his game development firm, Well Suited LLC. Yoseloff's previous work has resulted in the creation of consumer video games, hand-held sports games and the development of a variety of new games for several leading gaming companies. In the course of a multi-year engagement with Bally, Yoseloff created many of the new games in the Bally Game Maker machine.

         Research and development expenses were approximately $1,250,000 in fiscal 1996, $562,000 in fiscal 1995 and $551,000 in fiscal 1994.

COMPETITION
         SHUFFLER SYSTEMS. Although other automatic card shufflers have been developed by other companies, the Company is not aware of any which are currently in commercial use in North America. With increasing commercial acceptance of the Company's shuffler systems, Shuffle Master believes there will be efforts by others to commercialize shuffler machines that would compete directly with the Company's products.

         OTHER PRODUCTS. Unlike shuffler systems, games such as the Let It Ride(R) basic game, the Let It Ride(R) The Tournament(TM) game and the Let It Ride(R) Bonus Video game, developed by the Company and licensed to casinos, depend for their success not only on casinos and other users deciding to use such products but also on acceptance by the players. Player acceptance of a game often correlates to the frequency and amount of money returned in a given time frame, as well as the availability and appeal of other games.

         Overall, the marketing of gaming devices and table and video games to the casino industry is highly competitive. A number of the Company's competitors and potential competitors have greater manufacturing and marketing capabilities than the Company and have greater research, development, financial and personnel resources than the Company.

PATENTS AND TRADEMARKS
         Since 1989, the Company has obtained ten United States patents related to its shuffler systems, the Let It Ride(R) game, the Let It Ride(R) The Tournament(TM) game and the Let It Ride(R) Bonus Video game. Most of these patents have a life of 17 years from the date the patent issued, or in the case of those patents which are continuations-in-part of preexisting patents, 17 years from the date the parent patent issued. The first patent will expire in the year 2006. The Company also has additional U.S. and various foreign patent applications pending. No assurance can be given that any such patents will be issued, or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company's products.

         SHUFFLER SYSTEMS. The Company is not aware of any infringement of patents or other intellectual property belonging to other manufacturers of automatic card shufflers. In addition to patent protection, the Company relies upon trade secret law to attempt to protect its rights to confidential information regarding development of shuffler systems. However, no assurance can be given that the Company will be successful in maintaining the confidentiality of proprietary information. In the absence of valid patent or trade secret protection, the Company would be vulnerable to competitors who could lawfully attempt to copy the Company's products.

         LET IT RIDE(R) THE TOURNAMENT(TM). The Company is currently a party to litigation pending in Federal Court in Las Vegas, NV, Jackson, MS and Hartford, CT in which it is alleged that the Company's Let It Ride(R) The Tournament(TM) game infringes on certain patents owned by Progressive Games, Inc. See description of legal proceedings at Item 3.

         TRADEMARKS. The Company has applied for and obtained federal trademark registrations of the Shuffle Master(R) trademark, its fanned deck of cards logo and the Let It Ride(R) trademark. The Company has also applied for federal and international trademark protection for its important marks.

REGULATION
         OVERVIEW. The Company is subject to regulation by authorities in most jurisdictions in which its products are used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products or its personnel will receive or be able to maintain any necessary gaming licenses, other approvals or findings of suitability.

         ASSOCIATED EQUIPMENT. All of the Company's shufflers are generally classified by Nevada and some other jurisdictions as "associated equipment." Apparatus related to The Tournament(TM) is also regulated in Nevada and Mississippi as "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although letters of approval of the current models of the Company's shuffler systems and apparatus related to The Tournament(TM) have been granted by the Nevada Gaming Control Board and other gaming jurisdictions, there can be no assurance that future models will be granted similar approval or that the letters of approval of the existing models and apparatus will not be revoked.

         Similar approvals may be required before the Company's shuffler systems and apparatus related to The Tournament(TM) can be marketed in other jurisdictions. The Company has obtained approvals for its shuffler systems in 27 additional jurisdictions in North America and has filed for approval of its shuffler systems and The Tournament(TM) in certain other jurisdictions. The Company limits conducting business to those jurisdictions where it has secured required approvals for its products. There can be no assurance that other jurisdictions will grant the required approvals. Moreover, gaming authorities in numerous jurisdictions have broad authority to limit or disallow the use of gaming associated equipment and to grant or deny the right of a particular vendor such as the Company, to manufacture, distribute, service or operate within its jurisdiction.

         GAMING DEVICES AND EQUIPMENT. Most, if not all, gaming authorities classify the Let It Ride(R) Bonus Video game as a "gaming device." "Gaming device" is generally defined as a slot or video machine, used in connection with gaming. All of the Company's shuffler systems are classified as gaming equipment in New Jersey and Missouri. Although gaming device and equipment regulations vary among jurisdictions, each jurisdiction requires various licenses, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment. The Company is licensed as a manufacturer and distributor of gaming devices, as a slot route operator and an operator of inter-casino linked systems in Nevada. It is licensed in New Jersey and in numerous other jurisdictions in North America. No assurance can be given that such licenses, approvals, or permits in these or other jurisdictions will be given or renewed in the future or that the Company will obtain additional licenses, approvals and permits necessary to manufacture and distribute gaming devices and equipment.

         TABLE GAMES. The Company has developed the Let It Ride(R) basic game and the Let It Ride(R) The Tournament(TM) game. Let It Ride(R) the basic game is approved in Nevada, Mississippi, New Jersey and various other gaming jurisdictions. The Let It Ride(R) The Tournament(TM) game is presently approved in Nevada, Connecticut and is on field trial in Mississippi.

         GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY-TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's Common Stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, be investigated and be found suitable or qualified as such. The gaming laws and regulations of some jurisdictions provide that beneficial owners of more than 5% of the Company's Common Stock are subject to certain reporting procedures and may be subject to background investigations and required to be investigated and licensed, qualified or found suitable as such. For example, in New Jersey, each person holding any beneficial ownership or interest in excess of 5% of the Company must file applications, be investigated and found suitable or qualified. In Mississippi, each beneficial owner of more than 5% of the Company's Common Stock must file an application for a finding of suitability and any beneficial owner of more than 10% must be found suitable. In Nevada, any person who becomes the beneficial owner of more than 10% of the Common Stock of the Company must apply for and receive a finding of suitability.

         ADDITIONAL NEVADA REGULATORY MATTERS. The Company is subject to the Nevada Gaming Control Act (the "Nevada Act"), and to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Authorities"), as summarized below.

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the character of persons having any direct or indirect involvement with gaming; (ii) application of appropriate accounting practices and procedures; (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues; (iv) record-keeping and reporting to the Nevada Gaming Authorities; (v) fair operation of games; and (vi) the raising of revenues through taxation and licensing fees.

         The Company has registered with the Nevada Commissioner as a publicly-traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices, a slot route operator and an operator of an intercasino linked system. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device or associated equipment manufactured, distributed, leased or sold in Nevada must first be approved by the Nevada Board. The Company must regularly submit detailed financial and operating reports to the Nevada Commission. Certain loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

         Officers, directors and certain key employees of the Company are required to be licensed by the Nevada Commission, and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for licensure may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by such officer or key employee. The Nevada Commission has the power to require licensed gaming subsidiaries to suspend or dismiss officers, directors or other key employees or sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

         The Nevada Commission may also require anyone having a material relationship or involvement with the Company to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. Any person who acquires more than 5% of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of more than 10% of the Company's voting securities will be required to apply for a finding of suitability. Under certain circumstances, an "Institutional Investor," as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable. The same restrictions apply to a beneficial owner if the record owner, after request, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Common Stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or to have any other relationship with the Company, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or (iii) gives remuneration in any form to that person. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

         The Nevada Commission has also advised the Company that it may, in its discretion, require holders of a debt or equity security of a corporation registered under the Nevada Act to file applications, be investigated and be found suitable to own the debt or equity security of a registered corporation. The applicant security holder is required to pay all costs of such investigation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, the registered corporation may be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividends, interest or any distribution whatsoever;
(ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or
(iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

         The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time, and to file with the Nevada Commission, at least annually, a list of its stockholders. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulation of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Also, changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval of the Nevada Commission.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Nevada, and corporations whose stock is publicly-traded that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

         Pursuant to recent changes in Nevada law, the Company and its affiliates, including any subsidiaries, may engage in gaming activities outside Nevada without seeking the approval of the Nevada Commission provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Board on a periodic basis. The Company may be disciplined by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign operation in accordance with the standards of honesty and integrity required by Nevada gaming regulations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

         OTHER JURISDICTIONS. All jurisdictions that have legalized gaming require various licenses, permits and/or approvals for manufacturers and distributors of gaming devices and equipment. In general, such requirements are similar to those of Nevada.

         FEDERAL REGULATION. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful, in general, for a person to manufacture, deliver, receive, operate, lease or sell "gambling devices" in interstate or foreign commerce unless that person has first registered with the Attorney General of the United States. "Gambling device" is generally defined under the Federal Act as any "so-called slot machine or mechanical device or machine, including certain essential parts." In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

      APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

EMPLOYEES
         As of October 31, 1996, the Company had 151 employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently leases space in Eden Prairie, Minnesota for its corporate offices, production, and research and development facilities and in Las Vegas, Nevada for marketing, sales, training and service centers. The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

D&D GAMING PATENTS, INC. (PROGRESSIVE GAMES, INC.)

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

         On March 2, 1995, D&D Gaming filed suit against the Company, the Company's Chairman, John Breeding, and the eight Nevada casinos that participated in the field test of Let It Ride(R) The Tournament(TM), alleging willful patent infringement of its 041 and 077 patents and demanding that each defendant be preliminarily and permanently enjoined from infringing the two patents which are the subject of the litigation, and that each defendant be required to account to D&D Gaming for damages suffered resulting from the infringement and that such damages be trebled because of the claimed willful nature of the alleged infringement. The Company has agreed to indemnify and defend the eight Nevada casinos. On March 9, 1995, the Company served its declaratory judgment action on D&D Gaming and subsequently served its answer to the infringement action. The two actions have been consolidated.

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

         On June 25, 1996, the United States Patent & Trademark Office rejected all of the claims of the 105 patent, claims 1-4, 6, 8, 10, and 14 of the 041 patent and claims 6-21 of the 077 patent. In December of 1996 and January of 1997 the United States Patent & Trademark Office again rejected all of the claims of the 105 patent, claims 1-4, 6, 8, 10 and 14 of the 041 patent and claims 6-21 of the 077 patent on the same grounds as the original rejection as well as on additional grounds. Progressive Games, Inc. has two months in which to respond to these rejections.

         Progressive Games, Inc. began a separate lawsuit in Mississippi against the casinos which are participating in the Let It Ride(R) The Tournament(TM) field test. Progressive Games, Inc. alleges the casinos' participation infringes the 041 and 077 patents as well as a progressive apparatus patent, U.S. No. 5,544,893 issued August 1996. The Company was not named as a party to this action but agreed to indemnify the defendant casinos and has done so and intervened in this action.

         In January 1997 Progressive Games, Inc. sued Mashantucket Pequot Tribe by and through the Mashantucket Pequot Gaming Enterprise dba Foxwoods High Stakes Bingo and Casino in United States District Court in Connecticut. Progressive Games, Inc. alleges that the Foxwoods Casino's participation in Let It Ride(R) The Tournament(TM) infringes the 041, the 077, the 893, and a recently issued patent titled "Methods of Progressive Jackpot Gaming," U.S. Patent number 5,584,485. The Company has agreed to and will defend and indemnify Foxwoods Casino in this action.

         The Company believes that Progressive Games, Inc.'s patent claims which are alleged to be infringed are invalid and if they are held to be valid that Let It Ride(R) The Tournament(TM) does not infringe those claims. The Company has agreed to defend and indemnify all licensees of The Tournament against liability resulting from any such claim or suit brought against the Licensee for infringement of proprietary rights or patent rights arising out of or relating to Let It Ride(R) The Tournament(TM). Further, if Progressive Games, Inc. should prevail in its suit, management does not expect the action will materially affect the Company's financial condition.

DD STUD, INC. AND ANCHOR COIN

On September 9, 1996, DD Stud, Inc. and Anchor Coin (wholly owned subsidiaries of Anchor Gaming) filed suit against the Company alleging the Company's Let It Ride(R) basic game violates certain patents held by DD Stud, Inc. and related products distributed by Anchor Coin. The Company filed a counter claim against Anchor Coin, DD Stud, Inc., Anchor Gaming and Stanley E. Fulton, Chief Executive Officer of Anchor Gaming, seeking a declaratory judgment that DD Stud, Inc.'s patents are invalid and unenforceable and not infringed by the Company. The counter claim requests additional relief based on claims of unfair competition, abuse of process, abuse of patent, and violation of anti-trust, and also requests punitive damages. The Company may seek to invalidate DD Stud, Inc.'s patents by filing reexamination proceedings with the United States Patent and Trademark Office. The Company believes that its game does not infringe DD Stud, Inc.'s patents and will vigorously defend any charges of infringement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 2, 1997, there were 589 shareholders of record. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 1996 and 1995:

                                1996                             1995
                     --------------------------       --------------------------
                         HIGH          LOW                HIGH          LOW
                     ------------ -------------       ------------ -------------

 First quarter       $   15.13    $    10.63          $    9.17    $     6.58
 Second quarter          13.00          9.13              11.59          7.25
 Third quarter           17.13         11.50              19.38         10.50
 Fourth quarter          14.13         10.00              19.13         10.75

         DIVIDEND POLICY

         The Company has not paid dividends on its common stock but rather has retained earnings to provide for the Company's growth. No cash dividends are expected to be paid on the common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER COMMON      1996        1995       1994        1993         1992
SHARE AND RATIO AMOUNTS
------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

STATEMENT OF OPERATIONS

Revenue                            $ 22,587   $  9,833   $  2,373    $    554    $     86

Income (Loss) from Operations         5,550      1,494     (1,208)     (1,217)       (620)

Income (Loss) from Continuing
   Operations                         2,768      2,338       (889)     (1,086)       (624)

Net Income (Loss)                     2,768      2,403     (1,015)     (1,107)       (624)

Weighted Average Common and
   Common Equivalent Shares
   Outstanding                       11,293      9,765      8,639       6,902       3,954


AS OF OCTOBER 31,

BALANCE SHEET

Cash and Cash Equivalents, and
   Investments                     $ 26,478   $ 20,828   $  8,902    $  2,628    $    255

Working Capital                      27,544     23,297      9,940       2,929         131

Total Assets                         45,297     37,751     15,288       5,475         997

Long-term Debt                           --         --         --          --          --

Shareholders' Equity                 39,139     35,099     14,405       4,982         678

Current Ratio                           5.6        9.8       12.3         6.9         1.4


PER COMMON SHARE

Income (Loss) from
   Continuing Operations           $    .25   $    .24   $   (.10)   $   (.16)   $   (.16)

Net Income (Loss)                       .25        .25       (.12)       (.16)       (.16)

Book Value                             3.50       3.18       1.59         .68         .15

Dividends Declared                       --         --         --          --          --


In fiscal 1995, revenues and expense related to Let It Ride(R) The Tournament(TM) playoff prize funds were reclassified and reduced by an equal amount. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         The Company's first product was an automatic card shuffling system introduced to the gaming market in 1992. The Company derived over 60% of its revenue in fiscal 1996 from the sale and lease of the Company's automatic card shuffling systems. In fiscal 1995, the Company introduced Let It Ride(R) The Tournament(TM), a five card stud poker table game, in which the Company shares revenues with casinos. In fiscal 1996, the Company introduced Video Let It Ride(R), a video slot machine version of its table game, into selected Nevada and Minnesota casinos for market testing.

         The Company has approval for its shuffler systems in all major gaming jurisdictions in North America and continues to seek to obtain the necessary licenses in the remaining jurisdictions. As of October 31, 1996, approximately 500 Let It Ride(R) table games were installed in casinos, including approximately 200 Tournament tables in Nevada and Mississippi. The remaining 300 tables are the basic version of Let It Ride(R), for which the Company receives monthly license fees from participating casinos.

         The Tournament(TM) version of Let It Ride(R) allows players to place a $1.00 entry fee to be eligible for immediate bonus payouts with a chance to enter Let It Ride(R) The Tournament(TM) playoffs. The Company derives revenue from a percentage of the $1.00 entry fee. Any straight flush currently qualifies a player for The Tournament playoff. The playoffs are held three times a year in Nevada while the Mississippi Tournament playoff is scheduled for twice a year with the first playoff to be held in February 1997.


RESULTS OF OPERATIONS

Revenue Reclassification

         In fiscal 1995, and for interim reporting in fiscal 1996, the Company included in revenue amounts collected to fund the guaranteed cash prize payouts for Let It Ride(R) The Tournament(TM). The Company's financial statements included an equal amount recorded in cost of leases, sales and Let It Ride(R) The Tournament(TM). Accordingly, these revenues had no effect on net income. For fiscal 1995, the Company reclassified $4,168,000 out of revenue and cost of sales, leases and Let It Ride(R) The Tournament(TM). For fiscal 1996, the Company reclassified $14,141,000 out of revenue and cost of leases, sales and Let It Ride(R) The Tournament(TM). These reclassifications had no effect on net income as previously reported. All consolidated statements of operations comparisons and percentages that follow are consistent with this reclassification.

1996 Compared to 1995

         Revenue in fiscal 1996 increased to $22,587,000 from $9,833,000 in fiscal 1995, an increase of $12,754,000, or 130%. Shuffler lease revenue increased by 57% to $9,684,000 from $6,178,000, as the installed lease base increased to 1,804 from 1,490 at October 31, 1995. The shuffler lease base for the multi-deck, which was introduced in fiscal 1995, increased by 40% during fiscal 1996, while the shuffler lease base for the single decks increased by 14% in fiscal 1996. Much of the increase resulted from market expansion into gaming markets outside of Nevada. Shuffler sales increased to $4,558,000 from $1,574,000 in fiscal 1995, an increase of 190%. In fiscal 1996, the Company first offered the sale option to its domestic customers. The Company sold 619 units in fiscal 1996 compared to sales of 222 units in fiscal 1995. Revenue from Let It Ride(R) The Tournament(TM) increased by $5,633,000 or 360% in fiscal 1996 from fiscal 1995. Let It Ride(R) The Tournament(TM) was first introduced in the Nevada market in June 1995. In June 1996, the Company began a field trial of Let It Ride(R) The Tournament(TM) in Mississippi. As of October 31, 1996, there were approximately 200 Tournament tables in casinos in Nevada and Mississippi, compared to 160 Tournament tables in casinos in Nevada at October 31, 1995. In addition to Let It Ride(R) The Tournament(TM), the Company offers a basic version of the Let It Ride(R) table gaME which does not include the $1.00 entry fee option. Revenue is generated on the basic game from monthly license fees charged to the casinos, and is included with other revenue in the consolidated statements of operations.

         Gross margin was 62.9% in fiscal 1996 compared to 64.1% in fiscal 1995. In fiscal 1996, the Company recorded in cost of leases, sales and Let It Ride(R) The Tournament(TM), inventory valuation provisions of approximately $381,000 due to inventory obsolescence on early version shufflers for component parts and finished shuffler systems. In fiscal 1995, the valuation provision was $28,000. Another factor affecting gross margin in fiscal 1996 was the ramp up of service and other field expenses in greater proportion than the increase in revenue.

         Selling, general and administrative expenses increased to $7,399,000 in fiscal 1996 from $4,244,000 in fiscal 1995. Advertising and promotion expenses increased to $1,457,000 compared to $896,000 in fiscal 1995. Much of the increased advertising and promotion expenses were related to Let It Ride(R) The Tournament(TM). Costs in support of let It Ride(R) The Tournament(TM) increased to $908,000 from $617,000 in fiscal 1995. Legal and other professional fees increased to $1,055,000 in fiscal 1996 from $457,000 in fiscal 1995. The Company is currently the defendant in two lawsuits alleging patent infringement for its Let It Ride(R) game (see additional discussion regarding the litigation in the notes to the consolidated financial statements). Salaries and related expenses increased as additional staff was added to support the revenue growth of the Company. The Company increased its sales force to support expansion into domestic and international markets. Research and development expenses increased to $1,250,000 from $562,000 in fiscal 1995, an increase of $688,000, or 122%.
Salaries and consultant fees increased by $419,000 as the Company hired additional research staff as well as retained the services of consultants to develop new games for the gaming industry, and enhance the current product offerings.

         Income from operations increased to $5,550,000 from $1,494,000 in fiscal 1995, due to a 130% increase in revenue with an 80% increase in operating expenses.

         During fiscal 1996, the Company recognized a total loss of $3,370,000 on two loans advanced to an unrelated company doing business in the gaming industry ("receiving company"). The loans were collateralized by common stock of a company related to the receiving company. Subsequent to advancing the loans, the financial condition of the receiving company significantly deteriorated. The Company's management evaluated alternatives for the recovery of the loans, including exercising its right against the collateral. The Company did not believe that recovery of the original loans was likely after a detailed review of the receiving company's and the related company's financial position, and prospects for future growth. The Company has no additional financial exposure related to these loans.

         Other income, which was primarily interest income in the current year, was $1,438,000 in fiscal 1996 compared to $917,000 in fiscal 1995. Fiscal 1995 other income included approximately $218,000 of miscellaneous income. The Company's investment balances were significantly higher in fiscal 1996 due to receipt of over $18,000,000 from the exercise of warrants in the third and fourth quarters of fiscal 1995.

         Income taxes were provided at a 23.5% effective rate in fiscal 1996 compared to an effective rate of 3.0% in the prior year. The current year effective rate includes the benefit of the reversal of a $577,000 valuation allowance against the deferred tax assets.

         Net income was $2,768,000 or $.25 per share compared to $2,403,000 or $.25 in fiscal 1995. Prior year earnings per share included $.01 resulting from the gain on the sale the Company's dice division. Weighted average common and common equivalent shares increased to 11,293,000 in fiscal 1996 compared to 9,765,000 in fiscal 1995, due to the exercise of 1,897,500 common stock warrants late in fiscal 1995.

1995 Compared to 1994

         In fiscal 1995, revenue increased 314% to $9,833,000 from $2,373,000 in fiscal 1994. Approximately $3,958,000, or 40% , of 1995 revenue was generated from products introduced in fiscal 1995, including the Let It Ride(R) The Tournament(TM) and the multi-deck shuffler systems. Let It Ride(TM) The Tournament(TM) began generating revenue for the Company in the third quarter of fiscal 1995. Multi-deck systems were first available for lease in December 1994. Overall, shuffler lease revenue increased by 174% to $6,178,000 in fiscal 1995 from $2,256,000 in the prior year. The installed base of leased shufflers increased to 1,490 at October 31, 1995 from 608 at October 31, 1994.

         International sales and market expansion were initiated by the Company in 1995. For the fiscal year, 222 units were sold internationally and in North America, generating revenue of $1,574,000.

         Gross margin improved to 64.1% in fiscal 1995 from 52.2% in fiscal 1994. The improved margin resulted from the benefits of spreading a fixed cost base over greater revenues. Costs of leases, sales, and Let It Ride(R) The Tournament(TM) increased by $2,399,000 to $3,533,000 in fiscal 1995. These costs include the cost of the shufflers leased, shufflers sold, expenses directly supporting Let It Ride(R) The Tournament(TM), and field service and product installation.

         Selling, general and administrative expenses were $4,244,000 in fiscal 1995, an increase of $2,348,000, or 124%, over 1994. During fiscal 1995, the Company incurred expenses of $617,000 for advertising and promoting Let It Ride(R) The Tournament(TM). Other selling, general and administrative costs increased $1,592,000 as the Company added new employees and leased additional space to support the increased revenue and market expansion.

         Other income in fiscal 1995 was $917,000, of which $699,000 was interest income. In addition, the Company recognized a $150,000 gain related to the issuance of a note receivable and cancellation of certain warrants from the note issuer. Other income was $322,000 in fiscal 1994.

         During fiscal 1995, the Company completed the sale of its dice division, SMI Dice, for a gain of $112,000. The dice division was treated as a discontinued operation in the financial statements.

         Income taxes were provided at an annual effective rate 3.0% in fiscal 1995. The low effective income tax rate includes the benefit of the reversal of a $1,045,000 valuation allowance against the deferred tax assets, and the resulting alternative minimum tax liability of $188,000.

         Net income was $2,403,000 or $.25 per share in fiscal 1995 compared to a loss of $1,015,000 or $.12 per share in fiscal 1994. Weighted average common and common equivalent shares increased to 9,765,000 for fiscal 1995 from 8,639,000 for fiscal 1994 principally due to the issuance of 1,897,500 common shares through the exercise of warrants late in fiscal 1995.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued March 1995 and must be adopted no later than fiscal 1997. The Company is in the process of evaluating the impact of this statement.

         SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and must be adopted no later than fiscal 1997. The adoption of SFAS No. 123 will not have a material effect on net income. The Company intends to continue to measure compensation cost for stock compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

LIQUIDITY & CAPITAL RESOURCES

         At October 31, 1996, the Company had available cash and cash equivalents and investments of $26,478,000 compared to $20,828,000 at October 31, 1995. The increase resulted from cash provided by operations and the issuance of common shares upon the exercise of common stock options and warrants.

         Cash provided by operating activities in fiscal 1996 was $9,341,000. The major components of cash provided by operating activities included net income of $2,768,000, non-cash charges for depreciation and amortization of $2,482,000, loss on notes receivable of $3,300,000, and bad debt and inventory allowance provisions of $466,000. Current liabilities increased by $3,274,000. Included in the change in current liabilities was a $1,428,000 increase in the Tournament playoff liability. The Company will pay out substantially all of these funds at its Nevada and Mississippi Let It Ride(R) The Tournament(TM) playoffs held in December 1996 and February 1997, respectively. Increases in accounts receivable, inventories and other current assets of $2,510,000 were the primary operating uses of cash during fiscal 1996. The increases in the components of working capital resulted from the Company's increased revenue.

         Cash was used in investing activities to fund the cost of systems leased and held for lease of $2,871,000, to increase investments by $3,435,000, and to fund the purchase of property and equipment of $2,426,000. Approximately $1,244,000 of current year property additions were for leasehold improvements for the Company's new leased facility in Las Vegas, Nevada.

         In fiscal 1996, the Company issued 129,000 shares of common stock through the exercise of options and warrants, which resulted in proceeds of $1,192,000.

         Working capital increased to $27,544,000 as of October 31, 1996, from $23,297,000 as of October 31, 1995, principally due to the cash generated from operations and the issuance of shares of common stock pursuant to the exercise of options and warrants.

         Cash provided by operating activities in fiscal 1995 was $1,941,000. The major components of cash provided by operating activities included net income of $2,403,000, non-cash charges for depreciation and amortization of $1,417,000 and a $1,768,000 increase in current liabilities. These were offset by increases in inventory, accounts receivable and other current assets of $3,367,000.

         In fiscal 1995, the Company issued a notice of redemption on 1,897,500 of its outstanding redeemable common stock purchase warrants. The warrants exercised provided $17,596,000 in cash. In addition, $623,000 of cash was provided through the exercise of other stock options and purchase warrants.

         Cash was used in investing activities to fund the cost of systems leased to customers and held for lease of $4,622,000, to increase investments by $9,534,000, the purchase of property and equipment of $546,000, and as advances on long-term notes receivable of $3,351,000.

         The Company believes its existing cash and investments, and cash provided by operations will be sufficient to finance the Company's current operations, share repurchase program and new product development.

IMPACT OF INFLATION

         To date, inflation has not had a material effect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

We have audited the accompanying consolidated balance sheet of Shuffle Master, Inc. as of October 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1996 consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended October 31, 1995 and 1994, were audited by other auditors whose report, dated December 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 1996, and the results of its operations and its cash flows for the year ended October 31, 1996, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota                                  /s/DELOITTE & TOUCHE LLP
December 13, 1996                                          DELOITTE & TOUCHE LLP



                          Independent Auditors' Report

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

We have audited the accompanying consolidated balance sheet of Shuffle Master, Inc. as of October 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended October 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1995 and 1994 consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1995 and 1994 consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 1995, and the results of its operations and its cash flows for the years ended October 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Minneapolis, Minnesota                    /s/BLANSKI PETER KRONLAGE & ZOCH, P.A.
December 13, 1995                            BLANSKI PETER KRONLAGE & ZOCH, P.A.



                      Consolidated Statements of Operations

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED OCTOBER 31,                           1996       1995      1994
                                               --------    ------   -------
REVENUE:
    Shuffler lease                             $  9,684    $6,178   $ 2,256
    Shuffler sales                                4,558     1,574      --
    Let It Ride(R)The Tournament(TM)              7,196     1,563      --
    Other                                         1,149       518       117
                                               --------    ------   -------
                                                 22,587     9,833     2,373
                                               --------    ------   -------

COST AND EXPENSES:
    Cost of leases, sales and Let It Ride(R)      8,388     3,533     1,134
        The Tournament(TM)
    Selling, general and administrative           7,399     4,244     1,896
    Research and development                      1,250       562       551
                                               --------    ------   -------
                                                 17,037     8,339     3,581
                                               --------    ------   -------

Income (loss) from operations                     5,550     1,494    (1,208)

Loss on notes receivable                         (3,370)     --        --

Other income, net                                 1,438       917       322
                                               --------    ------   -------

Income (loss) before income taxes                 3,618     2,411      (886)

Provision for income taxes                          850        73         3
                                               --------    ------   -------

Income (loss) from continuing operations          2,768     2,338      (889)

Discontinued operations, net                       --          65      (126)
                                               --------    ------   -------

NET INCOME (LOSS)                              $  2,768    $2,403   $(1,015)
                                               ========    ======   =======

Weighted average common and common
    equivalent shares outstanding                11,293     9,765     8,639
                                               ========    ======   =======

Income (loss) per share:
    Continuing operations                      $    .25    $  .24   $  (.10)
    Discontinued operations                        --         .01      (.02)
                                               --------    ------   -------

NET INCOME (LOSS) PER SHARE                    $    .25    $  .25   $  (.12)
                                               ========    ======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           Consolidated Balance Sheets
                                 (IN THOUSANDS)
                                     ASSETS
AT OCTOBER 31,                                          1996      1995
                                                      -------   --------
CURRENT ASSETS:
   Cash and cash equivalents                          $ 3,440   $ 1,896
   Investments                                         23,038    18,932
   Accounts receivable, net                             3,567     2,420
   Inventories                                          2,059     2,303
   Other current assets                                 1,366       398
                                                      -------   -------

         Total current assets                          33,470    25,949

Systems leased to customers pursuant to operating
    leases, net, and systems held for lease             7,491     6,571

Property and equipment, net                             3,039     1,033

Notes receivable, net of current portion                  301     3,428

Other                                                     996       770
                                                      -------   -------

         TOTAL ASSETS                                 $45,297   $37,751
                                                      =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $ 1,369   $   674
   Accrued liabilities                                  1,150       700
   Customer deposits                                    1,335       634
   Tournament playoff liability                         2,072       644
                                                      -------   -------

        Total current liabilities                       5,926     2,652

DEFERRED INCOME TAXES PAYABLE                             232

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
       30,000 shares, issued and outstanding 11,177
       and 11,048 shares                                  112       110
   Additional paid-in capital                          37,043    35,773
   Retained earnings (accumulated deficit)              1,984      (784)
                                                      -------   -------

         Total shareholders' equity                    39,139    35,099
                                                      -------   -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $45,297   $37,751
                                                      =======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                           Consolidated Statements of
                         Changes in Shareholders' Equity

                                 (IN THOUSANDS)

                                                                            RETAINED
                                         COMMON STOCK         ADDITIONAL    EARNINGS/
                                     -------------------       PAID-IN    (ACCUMULATED
                                     SHARES        AMOUNT      CAPITAL      DEFICIT)
                                     -------       -----       -------      -------
BALANCE, OCTOBER 31, 1993              7,280       $  73       $ 7,081      $(2,172)

Secondary public offering of
   common stock                        1,500          15        10,088

Issuance of warrants                                               112

Common stock options exercised           123           1            70

Common stock warrants exercised          186           2           229

Repurchase of common stock                (8)                      (40)

Other                                                              (39)

Net loss                                                                     (1,015)
                                     -------       -----       -------      -------
BALANCE, OCTOBER 31, 1994              9,081          91        17,501       (3,187)

Common stock options exercised            15                        98

Common stock warrants exercised        1,952          19        18,102

Other                                                               72

Net income                                                                    2,403
                                     -------       -----       -------      -------
BALANCE, OCTOBER 31, 1995             11,048         110        35,773         (784)

Common stock options exercised            23           1           178

Common stock warrants exercised          106           1         1,039

Other                                                               53

Net income                                                                    2,768
                                     -------       -----       -------      -------
BALANCE, OCTOBER 31, 1996             11,177       $ 112       $37,043      $ 1,984
                                     =======       =====       =======      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
YEAR ENDED OCTOBER 31,                                      1996       1995         1994
                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $  2,768    $  2,403    $ (1,015)
    Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
            Depreciation and amortization                   2,482       1,417         632
            Amortization of investment discount              (671)       (375)       --
            Loss on notes receivable                        3,300        --          --
            Provision for bad debts                            85         101          24
            Provision for inventory obsolescence              381          28          33
            Deferred income taxes                             232        --          --
            Other                                            --           (65)          9
    Changes in operating assets and liabilities:
            Accounts receivable                            (1,232)     (2,226)       (243)
            Inventories                                      (137)       (887)       (835)
            Other current assets                           (1,141)       (223)        (54)
            Accounts payable                                  695         359         125
            Accrued liabilities                               450         401         155
            Customer deposits                                 701         364         111
            Tournament playoff liability                    1,428         644        --
                                                         --------    --------    --------

            Net cash provided by (used in) operating        9,341       1,941      (1,058)
            activities
                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                              (52,766)    (96,207)    (10,392)
    Proceeds from sales and maturity of investments        49,331      86,673       3,751
    Payments for systems leased and held for lease         (2,871)     (4,622)     (2,261)
    Purchases of property and equipment                    (2,426)       (546)       (466)
    Other                                                    (364)       (219)       (369)
    Advances on long-term notes receivable                   --        (3,351)       --
                                                         --------    --------    --------

            Net cash used in investing activities          (9,096)    (18,272)     (9,737)
                                                         --------    --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and              1,192      18,219      10,580
    warrants
    Other                                                     107        --           (40)
                                                         --------    --------    --------

            Net cash provided by financing activities       1,299      18,219      10,540
                                                         --------    --------    --------
    Net increase (decrease) in cash and cash                1,544       1,888        (255)
    equivalents

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,896           8         263
                                                         --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  3,440    $  1,896    $      8
                                                         ========    ========    ========

CASH PAID DURING THE YEAR FOR:
    Income taxes                                         $    463    $      8    $   --
                                                         ========    ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   DESCRIPTION OF BUSINESS:

         Shuffle Master, Inc. (the "Company") develops, manufactures, leases, and sells automatic card shuffling systems. The Company licenses Let It Ride(R) The Tournament(TM) to casinos and collects a percentage of each $1.00 entry fee made by players choosing to participate in The Tournament(TM). A portion of the percentage collected is used to fund expenses related to The Tournament(TM) including guaranteed playoff prizes and advertising. The consolidated financial statements include a liability for the guaranteed prize payouts for the qualifying tournaments in process at October 31, 1996 and 1995.


   PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of Shuffle Master, Inc. and its wholly-owned subsidiary, Shuffle Master of Mississippi, Inc. All significant inter-company accounts and transactions have been eliminated.

         INVENTORIES:

         Inventories are stated at the lower of standard cost (which approximates first-in, first-out cost) or market.

         LEASING OPERATIONS:

         Shuffling systems leased to customers pursuant to operating leases and shuffling systems held for lease are stated at cost. Depreciation on leased shuffling systems is calculated using the straight-line method over three to four years.

         The Company offers lease options for shufflers with an indefinite or a two year lease term. A lease with an indefinite term is convertible to a lease with a two year term at the option of the lessee. The Company provides all maintenance on its shuffling systems as a part of its normal lease agreement. Leases generally require prepayment of the last two months lease payments which are included on the consolidated balance sheets as customer deposits.

   LET IT RIDE(R) THE TOURNAMENT(TM):

         The Company derives revenue on a revenue sharing basis with casinos who license from the Company rights to offer Let It Ride(R) The Tournament(TM) to its customers. The Company collects from the casinos a fixed percentage of each $1.00 entry fee placed by players on the Let It Ride(R) The Tournament(TM) tables. As of October 31, 1996, Let It Ride(R) The Tournament(TM) is licensed in Nevada, and is operating under a field trial in Mississippi.

         REVENUE RECOGNITION:

         The Company recognizes sales revenue on the shipment of a shuffling system. If a customer converts an existing leased shuffling system to a purchase, the Company recognizes revenue on the effective date of the lease to sales conversion.

   PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset of three to seven years, or lease terms for leasehold improvements.

   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding to the extent they are dilutive. Common stock equivalents include outstanding stock options and warrants.

   USE OF ESTIMATES:

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

   RECLASSIFICATIONS:

         Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, Let It Ride(R) The Tournament(TM) prize fund revenue, and related prize fund expenses were reduced by $4,168,000. This was the amount collected by the Company in fiscal 1995 to pay Let It Ride(R) The Tournament(TM) playoff prizes. This reclassification had no effect on net income or shareholders' equity as previously reported.


2. FINANCIAL INSTRUMENTS:

         CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents include short-term investments with original maturities of three months or less.

         INVESTMENTS:

         The Company classifies all of its securities as available-for-sale. As of October 31, 1996, the cost of securities approximated fair value which was based on quoted market prices. Substantially all of the investments will mature within one year from October 31, 1996.

         Investments at fair value consisted of the following as of October 31:

         INVESTMENTS:                         1996              1995
                                            --------          --------
         (In thousands)
         United States Gov't
            and Agency Obligations          $ 19,270          $ 17,318
         Corporate Bonds                       2,072             1,547
         Other                                 1,696                67
                                            ---------         ---------
                                            $ 23,038          $ 18,932
                                            =========         =========

         RECEIVABLES:

         The Company has a concentration of credit risk since substantially all of its receivables are with customers in the gaming industry.

3. OTHER FINANCIAL STATEMENT DATA:

The following provides additional disclosures for selected information from the consolidated financial statements:

As of October 31,                              1996       1995
-----------------                            -------    -------
(In thousands)
ACCOUNTS RECEIVABLE:
Trade receivables                            $ 3,667    $ 2,516
Less:  Allowance for
  doubtful accounts                             (100)       (96)
                                             -------    -------
                                             $ 3,567    $ 2,420
                                             =======    =======
INVENTORIES:
Raw materials and
  component parts                            $ 1,600    $ 1,365
Work-in-process                                  432        638
Finished goods                                   187        308
                                             -------    -------
                                               2,219      2,311
Less:  Valuation
  allowance                                     (160)        (8)
                                             -------    -------
                                             $ 2,059    $ 2,303
                                             =======    =======
SYSTEMS LEASED AND SYSTEMS HELD FOR LEASE:
Systems leased:
  Shuffler systems                           $ 5,190    $ 4,394
  Let It Ride(R)equipment                      2,329      1,485
                                             -------    -------
                                               7,519      5,879
Less:  Accumulated depreciation               (2,456)    (1,214)
                                             -------    -------
                                               5,063      4,665
Systems held for lease:
  Shuffler systems                             1,522      1,489
  Let It Ride(R)equipment                        906        417
                                             -------    -------
                                             $ 7,491    $ 6,571
                                             =======    =======
PROPERTY AND EQUIPMENT:
Leasehold improvements                       $ 1,528    $    91
Office furniture and equipment                 1,494        761
Production equipment                             363        234
Other                                            400        274
                                             -------    -------
                                               3,785      1,360
Less:  Accumulated depreciation and             (746)      (327)
  amortization
                                             -------    -------
                                             $ 3,039    $ 1,033
                                             =======    =======
ACCRUED LIABILITIES:
Compensation                                 $   698    $   414
Income taxes                                     254        215
Other                                            198         71
                                             -------    -------
                                             $ 1,150    $   700
                                             =======    =======

Year Ended October 31,                         1996       1995
-----------------------                      -------    -------
(In thousands)
COST OF LEASES, SALES AND LET IT RIDE(R)
  THE TOURNAMENT(TM):
         Shuffler lease                      $ 3,066    $ 1,735
         Shuffler sales                        1,882        655
         Let It Ride(R)The Tournament(TM)      2,748        760
         Other                                   692        383
                                             -------    -------
                                             $ 8,388    $ 3,533
                                             =======    =======

4. LOSS ON NOTES RECEIVABLE:

         In the first quarter of fiscal 1996, the Company recognized a total loss of $3,370,000 on two loans advanced to an unrelated company doing business in the gaming industry ("receiving company"). The loans were collateralized by 68% of the stock of a company related to the receiving company. Subsequent to advancing the loans, the financial condition of the receiving company significantly deteriorated. The Company's management evaluated alternatives for recovery of the loans, including exercising its right against the collateral. The Company did not believe that recovery of the original loans was likely after a detailed review of the receiving company's financial position, operations and prospects for future growth.

5. INCOME TAXES:

         The Company accounts for income taxes under Financial Accounting Standards Board Statement No.109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

         The components of the provision for income taxes are as follows for the years ended October 31:

                       1996        1995
                     --------    --------
(In thousands)
Current:
   Federal           $  678      $  190
   State                 58          30
                     --------    --------
                        736         220
Deferred                114        (147)
                     --------    --------
                     $  850      $   73
                     ========    ========

         Deferred tax assets and liabilities consisted of the following as of October 31:

                                                 1996             1995
                                              ---------        ---------
(In thousands)
Research and experimental                      $ (237)         $ (336)
Depreciation                                      521             238
Accrued vacation                                 (110)            (72)
Inventory valuation allowance                     (57)             --
Net operating loss carryforward                   (14)           (178)
Alternative minimum tax  credit carryforward       --            (187)
Research and experimental credit carryforward     (29)           (135)
Other                                            (107)            (54)
                                               --------        ---------
Deferred tax assets, net                          (33)           (724)
Less:  valuation allowance                         --             577
                                               --------        ---------
                                               $  (33)         $ (147)
                                               ========        =========

         The net change in the valuation allowance for deferred tax assets was a decrease of $577,000 and $1,045,000 for the years ended October 31, 1996 and 1995, respectively, principally related to utilization of net operating loss and tax credit carryforwards. The valuation allowance increased by $388,000 for the year ended October 31, 1994.

         The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                             1996     1995
                                             ----     ----
Federal income tax at the statutory rate     35.0%    35.0%
Reduction in valuation allowance            (15.9)   (35.5)
State income taxes, net of federal benefit    1.1      1.4
Other                                         3.3      2.1
                                             ----     ----
Effective tax rate                           23.5%     3.0%
                                             ====     ====

6. COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASES:

         The Company leases office, production and warehouse facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $377,000, $240,000, and $166,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

         Estimated future minimum lease payments under operating leases as of October 31, 1996, are as follows:

YEAR ENDING OCTOBER 31,

         (In thousands)
            1997                 $   600
            1998                     647
            1999                     605
            2000                     548
            2001                     266
            Thereafter             1,289
                                 -------
                                 $ 3,955
                                 =======

         LITIGATION:

         The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in the United States District Court in Nevada requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada and Mississippi alleging the Company's Let It Ride(R) The Tournament(TM) game and apparatus infringe three of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages.

         The Company has challenged the validity of Progressive Games, Inc.'s patents in the U.S. Patent and Trademark Office. The Company believes that the pertinent claims of Progressive Games, Inc.'s patents are invalid, but in the event they are held to be valid, the Company's Let It Ride(R) The Tournament(TM) game and apparatus do not infringe any of Progressive Games, Inc.'s patents.

         The Company has agreed to defend and indemnify, and is defending and indemnifying all of its Let It Ride(R) The Tournament(TM) casino licensees who are sued by Progressive Games, Inc. due to their use of the Let It Ride(R) The Tournament(TM) game and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

         The Company has been sued in United States District Court in Nevada by DD Stud, Inc. and Anchor Coin, both Nevada corporations, alleging that the Company's basic Let It Ride(R) game infringes certain of their patent rights. The Company has answered the complaint denying infringement and counterclaiming for declaratory relief that the plaintiff's patents are invalid. The Company has also counterclaimed for damages against Stanley E. Fulton and Anchor Gaming, a Nevada corporation as well as against DD Stud, Inc. and Anchor Coin, alleging violations of antitrust and abuse of the patent process. Management believes that its game does not infringe the patent rights, and will continue to vigorously defend its position.

7. STOCK OPTIONS AND WARRANTS:

         STOCK OPTIONS:

         In November 1993, the Company's Board of Directors adopted an employee stock option plan. The plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code, and nonqualified options which do not meet the requirements of Section 422. A total of 725,000 shares of the Company's stock have been reserved for issuance under the plan.

         In November 1993, the Company's Board of Directors adopted an outside directors stock option plan for the purpose of compensating outside directors with grants of stock options. Under this plan, there may be an annual option grant of 3,000 shares to each eligible director at a price equal to the fair market value on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. A total of 150,000 shares of the Company's stock have been reserved for issuance under the plan.

         A summary of the changes in outstanding stock options under the plans is as follows:

                                        Outstanding           Price
                                          Options           Per Share
                                        -----------------------------
(In thousands)
Balance,
  October 31, 1993                           124           $0.33-2.33
Granted                                      226            5.29-8.71
Exercised                                   (123)           0.33-1.50
                                            ----
Balance,
  October 31, 1994                           227            2.33-8.71
Granted                                      271           7.37-14.75
Exercised                                    (15)           5.29-8.66
Canceled                                      (1)           5.29-8.66
                                            ----
Balance,
  October 31, 1995                           482           2.33-14.75
Granted                                      230          10.50-15.00
Exercised                                    (23)          5.29-11.88
Canceled                                     (41)          6.00-14.00
                                            ----
Balance,
  October 31, 1996                           648          $2.33-15.00
                                            ====

         As of October 31, 1996, options for 295,000 shares were exercisable at prices ranging from $2.33 to $14.75.

         WARRANTS:

         The following schedule summarizes warrants activity:

                                             Outstanding          Price
                                              Warrants          Per Share
                                           -------------------------------------
(IN THOUSANDS)
Balance, October 31, 1993                        278          $2.00-3.07
  Granted                                        150               10.47
  Exercised                                     (186)          2.00-3.07
  Canceled                                       (92)          2.00-3.07
                                                 ----
Balance, October 31, 1994                        150               10.47
  Exercised                                      (25)              10.47
                                                 ----
Balance, October 31, 1995                        125               10.47
  Exercised                                      (45)              10.47
                                                 ----
Balance, October 31, 1996                         80          $    10.47
                                                 ====

         REDEEMABLE WARRANTS:

         In fiscal 1995, the Company sold warrants at $.11 each to purchase 165,000 shares of common stock at $9.30 per share, exercisable June 30, 1995, and expiring January 20, 1998. As of October 31, 1996, 74,000 redeemable warrants to purchase stock remain outstanding.

8. SHAREHOLDERS' EQUITY:

         In October 1996, the Company's Board of Directors approved a resolution providing for the repurchase of up to $5,000,000 of its outstanding common stock. No shares were repurchased under this repurchase program as of October 31, 1996.

9. DEFINED CONTRIBUTION PLAN:

         The Company sponsors a defined contribution plan which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan equal to a percentage of employee contributions. No matching contributions were made to the plan during the fiscal years ended October 31, 1996, 1995 and 1994.

10. DISCONTINUED OPERATIONS:

         In fiscal 1995, the Company completed the sale of substantially all of the operating assets of SMI Dice. SMI Dice has been accounted for as a discontinued operation, and accordingly, its operations are segregated in the accompanying statements of operations.

         Sales and losses associated with SMI Dice were $170,000 and $47,000, and $170,000 and $126,000, for the years ended October 31, 1995 and 1994, respectively.


                      QUARTERLY FINANCIAL DATA (unaudited)

                                   Quarter        Quarter       Quarter       Quarter
                                    Ended          Ended         Ended         Ended
IN THOUSANDS, EXCEPT PER SHARE    January 31      April 30      July 31      October 31
AMOUNTS
-------------------------------------------------------------------------------------
FISCAL 1996
Revenue                            $ 4,749         $5,453        $5,884        $6,501
Gross Profit                         3,172          3,713         3,572         3,742
Operating Income                     1,528          1,754         1,507           761
Net (Loss) Income                   (1,097)         1,545         1,435           885
Net (Loss) Income per Share           (.10)           .14           .13           .08


FISCAL 1995
Revenue                            $ 1,466         $1,703        $2,305        $4,359
Gross Profit                           877          1,093         1,451         2,879
Operating Income                        62            101           271         1,060
Net Income                             127            308           415         1,553
Net Income per Share                   .01            .03           .04           .14

For fiscal 1995, the summation of quarterly net income per share does not equal the calculation for the year as quarterly calculations are made independently during the fiscal year.

For fiscal 1996 and 1995, revenues and expenses related to Let It Ride(R) The Tournament(TM) playoff prize funds were reclassified and reduced by an equal amount. See Note 1 to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         (a) Directors of the Registrant. The information under the caption "Election of Directors" in the Company's 1996 Proxy Statement is incorporated herein by reference.

         (b) Executive Officers of the Registrant. The information under the caption "Executive Officers" in the Company's 1996 Proxy Statement is incorporated herein by reference.

         (c) Compliance With Section 16 (a) of the Exchange Act. The information under the caption "Compliance With Section 16 (a) of the Exchange Act" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation," and "Stock Performance Graph" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Party Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       Financial Statements

                           The following financial statements and independent auditors' report are filed herewith under Item 8:

                                    Independent Auditors' Reports

                                    Consolidated Statements of Operations for
                                    the years ended October 31, 1996, 1995, and
                                    1994

                                    Consolidated Balance Sheets as of October
                                    31, 1996 and 1995

                                    Consolidated Statements of Cash Flows for
                                    the years ended October 31, 1996, 1995, and
                                    1994

                                    Consolidated Statements of Shareholders'
                                    Equity for the years ended October 31, 1996, 1995, and 1994

                                    Notes to Consolidated Financial Statements

                                    Quarterly Financial Data (unaudited)

                  2.       Financial Statement Schedules

                           All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                  3.       Exhibits

                           3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (1)

                           3.2      Bylaws of Shuffle Master, Inc. (4)

                           10.1     Shuffle Master, Inc. 1993 Stock Option Plan
                                    (3)

                           10.2 Office/Warehouse lease dated August 7, 1995, between Shuffle Master, Inc. and Gerald A. Portnoy (1)

                           10.3 Office/Warehouse lease dated October 6, 1995, between Shuffle Master, Inc. and Gerald A. Portnoy (1)

                           10.4 Office Lease dated August 7, 1995, between Shuffle Master, Inc. and Gerald Portnoy (1)

                           10.5 Shuffle Master, Inc. Outside Directors' Option Plan (2)

                           10.6 Office lease dated August 9, 1995, between Shuffle Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (1)

                           23.1     Independent Auditors' Consent (filed
                                    herewith)

                           23.2     Independent Auditors' Consent (filed
                                    herewith)

                           27.0     Financial Data Schedules (filed herewith)

                           ____________________________________________________

                           (1) Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995.

                           (2) Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224.

                           (3) Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224.

                           (4) Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33-53994C.
                           ____________________________________________________

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SHUFFLE MASTER, INC.


Dated:    January 27, 1997              By: /s/ Joseph J. Lahti
                                            -----------------------------------
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Joseph J. Lahti            President, Chief Executive       January 27, 1997
-----------------------------  Officer, Treasurer and Director
Joseph J. Lahti

/s/ John A. Rahja              Controller                       January 27, 1997
-----------------------------
John A. Rahja

/s/ John G. Breeding           Chairman of the Board            January 27, 1997
-----------------------------  and Director
John G. Breeding

/s/ Diane L. Breeding          Secretary and Director           January 27, 1997
-----------------------------
Diane L. Breeding

/s/ James R. Titze             Director                         January 27, 1997
-----------------------------
James R. Titze

                               Director
-----------------------------
David W. Rogers

                               Director
-----------------------------
Richard J. Schuetz

/s/ Thomas A. Sutton           Director                         January 27, 1997
-----------------------------
Thomas A. Sutton