Form 10-Q
period 1997-01-31
SHUFFLE MASTER INC
filed 1997-03-14
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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

                         Yes __X__          No _____

As of February 28, 1997, there were 10,955,843 shares of the Company's $.01 par value common stock outstanding.



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

 (In thousands)                                                        JANUARY 31,  OCTOBER 31,
                                                                       -----------  ----------
 ASSETS                                                                   1997         1996
                                                                       -----------  ----------
 CURRENT ASSETS:                                                       (unaudited)
     Cash and cash equivalents                                           $   795      $ 3,440
     Investments                                                          21,455       23,038
     Accounts receivable, net                                              4,868        3,567
     Inventories                                                           3,033        2,059
     Other current assets                                                  1,401        1,366
                                                                         -------      -------

       Total current assets                                               31,552       33,470

 SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
     LEASES, NET, AND HELD FOR LEASE                                       8,571        7,491

 PROPERTY AND EQUIPMENT, NET                                               3,430        3,039

 OTHER ASSETS                                                              1,506        1,297

                                                                         -------      -------
                                                                         $45,059      $45,297
                                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                                    $ 1,032      $ 1,369
     Accrued liabilities:
         Compensation                                                        735          698
         Expenses                                                            255          198
     Customer deposits                                                     1,832        1,335
     Tournament playoff liability                                          1,835        2,072
     Incomes taxes payable                                                   518          254
                                                                         -------      -------

       Total current liabilities                                           6,207        5,926

 DEFERRED INCOME TAXES                                                       232          232

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 30,000 shares authorized, 10,999
         and 11,177 shares issued and outstanding                            110          112
     Additional paid-in capital                                           35,449       37,043
     Retained earnings                                                     3,061        1,984
                                                                         -------      -------
       Total shareholders' equity                                         38,620       39,139
                                                                         -------      -------
                                                                         $45,059      $45,297
                                                                         =======      =======

                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                    -----------------------
(In thousands, except per share amounts)                              1997           1996
                                                                    --------       --------
REVENUE:
    Shuffler lease                                                  $  2,707       $  2,190
    Shuffler sales                                                     1,706            792
    Let It Ride(R)The Tournament(TM)                                   1,637          1,648
    Other                                                                437            119
                                                                    --------       --------
                                                                       6,487          4,749
COSTS AND EXPENSES:
    Cost of leases, sales and Let It Ride(R)The Tournament(TM)         2,393          1,577
    Selling, general and administrative                                2,427          1,408
    Research and development                                             337            236
                                                                    --------       --------
     Total operating expenses                                          5,157          3,221
                                                                    --------       --------
INCOME FROM OPERATIONS                                                 1,330          1,528

OTHER (EXPENSE) INCOME:
     Loss on notes receivable                                           --           (3,370)
     Interest income                                                     347            370
                                                                    --------       --------
     Income (loss) before income taxes                                 1,677         (1,472)
     (Provision for) benefit of income taxes                            (600)           375
                                                                    --------       --------
NET INCOME (LOSS)                                                   $  1,077       $ (1,097)
                                                                    ========       ========

WEIGHTED AVERAGE COMMON AND COMMON                                    11,212         11,296
     EQUIVALENT SHARES OUTSTANDING
                                                                    ========       ========

NET INCOME (LOSS) PER SHARE                                         $    .10       $   (.10)
                                                                    ========       ========

                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                   -----------------------
(In thousands)                                                       1997           1996
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                            $  1,077       $ (1,097)
      Adjustments to reconcile net income (loss) to net cash
                (used) provided by operating activities:
            Depreciation and amortization                               826            569
            Amortization of investment discount                        (228)          (235)
            Provision for inventory obsolescence                        150           --
            Loss on notes receivable                                   --            3,300
            Deferred income taxes                                      --             (375)
      Changes in operating assets and liabilities:
            Accounts receivable                                      (1,301)            83
            Inventories                                              (1,124)           245
            Other current assets                                        (35)          (634)
            Accounts payable                                           (337)           (67)
            Accrued liabilities                                          94            113
            Customer deposits                                           497            106
            Tournament playoff liability                               (237)           871
            Income taxes payable                                        264           (215)
                                                                   --------       --------

            Net cash (used) provided by operating activities           (354)         2,664
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                      (13,989)        (2,587)
      Proceeds from the sales and maturity of investments            15,800          2,500
      Payments for systems & equip. leased and held for lease        (1,666)          (726)
      Purchases of property and equipment                              (562)          (369)
      Other                                                            (271)            17
                                                                   --------       --------

            Net cash used by investing activities                      (688)        (1,165)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of common shares                                    (1,614)          --
      Proceeds from issuance of common stock                             11            376
                                                                   --------       --------

            Net cash (used) provided by financing activities         (1,603)           376
                                                                   --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (2,645)         1,875

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,440          1,896
                                                                   --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    795       $  3,771
                                                                   ========       ========

CASH PAID FOR INCOME TAXES                                         $    337       $    233
                                                                   ========       ========

                 See Notes to Consolidated Financial Statements




                              SHUFFLE MASTER, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Interim Financial Statements:

      The financial statements as of January 31, 1997, and for the three month periods ended January 31, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim period. The results of operations for the three months ended January 31, 1997, are not necessarily indicative of the results to be expected for the year ended October 31, 1997. These interim statements should be read in conjunction with the Company's October 31, 1996, financial statements and notes thereto included in its Form 10-K.


2.    Inventories:

                   DESCRIPTION                     JANUARY 31, 1997        OCTOBER 31, 1996
       -------------------------------------      -------------------     ------------------
       Raw materials and parts                    $      2,653            $      1,600
       Work-in-process                                     617                     432
       Finished goods                                       97                     187
                                                  -------------------     ------------------
                                                         3,367                   2,219
       Less:  valuation allowance                         (334)                   (160)
                                                  -------------------     ------------------
                                                  $      3,033            $     $2,059
                                                  ===================     ==================


3.    Systems and equipment leased and held for lease:

      Systems and equipment leased and held for lease includes the various models of shufflers and Let It Ride(R) table equipment and video machines.

                           DESCRIPTION                          JANUARY 31, 1997      OCTOBER 31, 1996
        ---------------------------------------------------     -----------------    ------------------
        Systems and equipment leased:
              Shuffler systems                                  $     5,577          $     5,190
              Let It Ride(R)equipment                                 2,738                2,329
                                                                -----------------    ------------------
                                                                      8,315                7,519
              Less:  Accumulated depreciation                        (3,009)              (2,456)
                                                                -----------------    ------------------
                                                                      5,306                5,063
        Systems and equipment held for lease:
              Shuffler systems                                        1,674                1,522
              Let It Ride(R)equipment                                 1,591                  906
                                                                -----------------    ------------------
                                                                $     8,571          $     7,491
                                                                =================    ==================


4.    Common Stock:

      In the fourth quarter of fiscal 1996, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company's common shares in the open market or privately negotiated transactions. The Company repurchased 179,100 shares at a total cost of $1,614,000 during the quarter ended January 31, 1997. As of January 31, 1997, the remaining authorization was $3,386,000.


5.    Contingency:

      The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in the United States District Court in Nevada, Mississippi, and Connecticut, requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride(R) The Tournament(TM) game and apparatus infringe three of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages.

      The Company has challenged the validity of Progressive Games, Inc.'s patents in the U.S. Patent and Trademark Office. The Company believes that the pertinent claims of Progressive Games, Inc.'s patents are invalid, but in the event they are held to be valid, the Company believes the Let It Ride(R) The Tournament(TM) game and apparatus do not infringe any of Progressive Games, Inc.'s patents.

      The Company has agreed to defend and indemnify, and is defending and indemnifying all of its Let It Ride(R) The Tournament(TM) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride(R) The Tournament(TM) game and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

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


6.    Reclassifications:

      Certain reclassifications were made to the January 31, 1996, financial statements to conform to the current period presentation. Specifically, Let It Ride(R) The Tournament(TM) playoff prize fund revenue, and related playoff prize fund expenses included in cost of sales, leases and Let It Ride(R) The Tournament(TM) were each reduced by $4,361,000. This was the amount collected by the Company during the first quarter of fiscal 1996 to fund Let It Ride(R) The Tournament(TM) guaranteed cash prize payments. This reclassification had no effect on net income.


7.    Purchase:

      On March 10, 1997, the Company purchased the entire video game library from Dr. Mark Yoseloff for cash and the issuance of common shares. The payments and issuance of common shares will be made over a five year period. The Company also signed Dr. Yoseloff to a five-year employment contract, beginning August 1, 1997. From March 10, 1997, to July 31, 1997, the Company has retained the services of Dr. Yoseloff under an exclusive consulting contract.



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

COMPARISON TABLE

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                                          THREE MONTHS
                                              ------------------------------------
PERIOD ENDED JANUARY 31,                          1997                1996
--------------------------------------------- ----------------    ----------------
Revenue                                            100.0%              100.0%
Cost of products                                    36.9                33.2
                                              ----------------    ----------------
    Gross margin                                    63.1                66.8
                                              ----------------    ----------------
Selling, general and administrative                 37.4                29.6
Research and development                             5.2                 5.0
                                              ----------------    ----------------
    Income from operations                          20.5                32.2
Other income (expense), net                          5.3               (63.2)
                                              ----------------    ----------------
    Income (loss) before income taxes               25.8               (31.0)
(Provision for) benefit of income taxes             (9.2)                7.9
                                              ----------------    ----------------

    Net income (loss)                               16.6%              (23.1%)
                                              ================    ================


REVENUE

Revenue for the three months ended January 31, 1997, was $6,487,000, an increase of $1,738,000 or 36.6% over the same period last year. Shuffler lease revenue increased by $517,000, or 23.6% to $2,707,000. The installed base of shufflers under lease contract increased by 21.2% between the comparable periods. Shuffler system sales increased to $1,706,000 in the current quarter compared to $792,000 in the first quarter last year. The increase resulted from significant sales to domestic customers in markets outside of Nevada due to expansion of the sales force. Current quarter revenue from Let It Ride(R) The Tournament(TM) totaled $1,637,000, a decrease of $11,000 from the comparable quarter last year. Let It Ride(R) The Tournament(TM) has been operating under a field trial in Mississippi since June 1996. In December 1996, the Company installed tables at the Foxwoods Resort Casino in Connecticut. There were approximately 200 Tournament tables in casinos in Nevada, Mississippi, and Connecticut as of January 31, 1997, compared to 160 tables in Nevada as of January 31, 1996. The Company derives revenue from a percentage of the $1.00 bonus bet option in Nevada and Mississippi, while revenue from the tables in Foxwoods Resort Casino is billed monthly on a fixed fee basis. Despite the increase in installed tables, revenue was flat, generally due to a combination of a decrease in hands played and decreased participation by the players in the $1.00 bonus bet option in the Nevada casinos. The increase in other revenues is primarily due to the increase in the number of Let It Ride(R) basic tables in casinos. The basic version of Let It Ride(R) does not include the $1.00 bonus bet option. Revenue is generated on the basic game from monthly license fees charged to casinos.

COSTS AND EXPENSES

The gross margin was 63.1% in the current year first quarter compared to 66.8% in the same period in the prior year. The margin decrease resulted primarily from two factors. The Company provided $150,000 to inventory valuation reserves in the current year first quarter for anticipated valuation adjustments on early version finished shufflers and component parts, and certain Let It Ride(R) equipment. Secondly, service related expenses increased significantly in the first quarter of 1997 compared to the first quarter last year as field support expenses increased in advance of planned jurisdictional expansion.

Selling, general and administrative expenses increased by $1,019,000 to $2,427,000 in the current year first quarter. Overall, expenses increased due to additional staffing and facilities related expenses made necessary by the Company's growth in revenue. Sales staffing doubled as the Company has focused on market expansion of its product lines. The Company also recorded incentive compensation accruals due to achieving certain current period financial objectives. Legal and professional expenses were approximately $300,000 in the current quarter, principally due to the ongoing litigation (see note 5 to the Consolidated Financial Statements). Research and development expenses increased by $101,000, or 42.8% from the first quarter of last year. The increase was due to increased professional fees as the Company retained the services of outside consultants to develop new games for the gaming industry.

OTHER (EXPENSE) INCOME

Interest income was $347,000 in the current year first quarter compared to $370,000 in the prior year. Prior year other expense includes a $3,370,000 loss on notes receivable.

INCOME TAXES

The Company recorded an income tax provision of $600,000 at an effective rate of 35.8% in the current year first quarter. In the first quarter of fiscal 1996, the Company recorded an income tax benefit of $375,000, or 25.5%. The Company reversed all of its deferred tax asset valuation allowance in fiscal 1996. The current year effective rate reflects the sum of federal and state income tax provisions.

NET INCOME (LOSS) PER SHARE

The net income per share for the current year first quarter was $.10, compared to a net loss per share of $.10 in the prior year first quarter. The per share amount for the first quarter of fiscal 1996 includes the tax effected loss of $.22 per share due to the loss on notes receivable. Weighted average shares outstanding decreased to 11,212,000 from 11,296,000 in the first quarter of fiscal 1996 principally due to the current period repurchase of 179,100 shares.


                         LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1997, the Company had cash and cash equivalents, and investments totaling $22,250,000, compared to $26,478,000 at October 31, 1996. The current ratio decreased to 5.1 to 1 from 5.6 to 1 at October 31, 1996, while working capital decreased to $25,345,000 at January 31, 1997, from $27,544,000 at October 31, 1996.

Cash used by operations totaled $354,000 in the current year first quarter compared to cash provided by operations of $2,664,000 in the first quarter of last year. Significant items under operating activities in the current period were cash provided by net income of $1,077,000, and non-cash charges for depreciation and amortization, and inventory allowance provisions of $976,000. Uses of cash include increases of $1,301,000 and $1,124,000 for accounts receivable and inventories, respectively. The increase in accounts receivable resulted from increased shuffler sales in the current year first quarter, while inventory levels increased to meet anticipated future shuffler sales and lease demand. Investing activities include the redemption of $1,900,000 of investments which was used to fund the share repurchase. Payments for systems and equipment leased and held for lease included over $900,000 for the purchase of video machines and related equipment for Let It Ride(R) Bonus Video. Property and equipment purchases were $562,000 with approximately $250,000 of leasehold improvements for the new facility under lease in Las Vegas, Nevada. Under financing activities, $1,614,000 was expended for the repurchase of 179,100 of the Company's common shares under its share repurchase program. The Board of Directors authorized management of the Company to repurchase up to $5,000,000 of the Company's common stock.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance the Company's current operations, share repurchase program, and new product development needs.


                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance o the Company's products in new jurisdictions and new products as introduced; higher than expected product development and/or roll out costs; current and/or unanticipated future litigation; general economics conditions; regulatory and jurisdictional issues involving Shuffle Master specifically, and for the gaming industry in general; and the relative financial health of the gaming industry both nationally and internationally.


PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company has been a party to legal proceedings with D&D Gaming which began in 1995 when the Company filed a declaratory judgment action against D&D Gaming, and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involve the Company's Let It Ride(R) The Tournament(TM) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc., and in April 1996, the Court allowed Progressive Games, Inc. to be substituted as a party for D&D Gaming. The Company has been sued in District Court in Nevada, Mississippi and Connecticut. In February 1997, the District Court in Mississippi denied a motion by Progressive Games, Inc. for preliminary injunctive relief relative to the Let It Ride(R) The Tournament(TM) apparatus.

The Company was served with a lawsuit by DD Stud, Inc. and Anchor Coin in September 1996. The lawsuit alleges the Company's Let It Ride(R) basic game infringes on certain patents held by DD Stud, Inc. and licensed by Anchor Coin. See additional discussion regarding these legal proceedings under Note 5 to the Consolidated Financial Statements.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

              10.1     Promissory between Shuffle Master, Inc. and Joseph J.
                       Lahti, President and Chief Executive Officer, dated
                       November 4, 1996
              27       Financial Data Schedule

      (b)  Reports on Form 8-K:  none



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date: March 14, 1997


/s/ Joseph J. Lahti
--------------------------------
Chief Financial Officer



/s/ John A. Rahja
---------------------------------
John A. Rahja
Corporate Controller