Form 10-Q
period 1997-04-30
SHUFFLE MASTER INC
filed 1997-06-12
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


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

                           Yes __X__           No ____

As of June 4, 1997, there were 10,585,327 shares of the Company's $.01 par value common stock outstanding.




PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                          APRIL 30,   OCTOBER 31,
                                                        ---------   -----------
ASSETS                                                    1997         1996
                                                        ---------   -----------
                                                       (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                       $ 1,252     $ 3,440
         Investments                                      18,454      23,038
         Accounts receivable                               4,217       3,567
         Inventories                                       2,393       2,059
         Other current assets                                889       1,366
                                                         -------     -------

                  Total current assets                    27,205      33,470

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
         LEASES, NET, AND HELD FOR LEASE                   9,194       7,491

PROPERTY AND EQUIPMENT, NET                                3,679       3,039

INTANGIBLE ASSETS, NET, PRIMARILY PURCHASED GAMES          3,923        --

OTHER ASSETS                                                 732       1,297
                                                         =======     =======
                                                         $44,733     $45,297
                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                $   967     $ 1,369
         Accrued liabilities:
              Compensation                                 1,008         698
              Expenses                                       277         198
         Customer deposits                                 1,766       1,335
         Tournament playoff liability                      1,039       2,072
         Current portion of long-term obligation             601        --
         Income taxes payable                                233         254
                                                         -------     -------

                  Total current liabilities                5,891       5,926

DEFERRED INCOME TAXES                                        232         232

LONG-TERM OBLIGATION                                       1,944        --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value, 30,000 shares
              authorized, 10,615 and 11,177 shares
              issued and outstanding                         106         112
         Additional paid-in capital                       32,081      37,043
         Retained earnings                                 4,479       1,984
                                                         -------     -------
              Total shareholders' equity                  36,666      39,139
                                                         -------     -------
                                                         $44,733     $45,297
                                                         =======     =======

                 See Notes to Consolidated Financial Statements


                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(In thousands, except per share        THREE MONTHS ENDED         SIX MONTHS ENDED
amounts)                                    APRIL 30,                APRIL 30,
                                     ---------------------     ---------------------

                                        1997        1996         1997         1996
                                     --------     --------     --------     --------
REVENUE:

Shuffler lease                       $  2,877     $  2,305     $  5,584     $  4,494
Shuffler sales                          2,293          870        3,999        1,640
Let It Ride(R) The Tournament(TM)       1,692        2,029        3,329        3,676
Other                                     590          249        1,027          391
                                     --------     --------     --------     --------
                                        7,452        5,453       13,939       10,201
COSTS AND EXPENSES:

Cost of leases, sales and Let It        2,620        1,740        5,013        3,316
     Ride(R) The Tournament(TM)
Selling, general and administrative     2,522        1,652        4,950        3,060
Research and development                  381          307          718          543
                                     --------     --------     --------     --------
Total operating expenses                5,523        3,699       10,681        6,919
                                     --------     --------     --------     --------

INCOME FROM OPERATIONS                  1,929        1,754        3,258        3,282

OTHER INCOME (EXPENSE):

Loss on notes receivable                 --           --           --         (3,370)
Interest income                           289          341          637          711
                                     --------     --------     --------     --------

Income before income taxes              2,218        2,095        3,895          623
Provision for income taxes                800          550        1,400          175
                                     --------     --------     --------     --------

NET INCOME                           $  1,418     $  1,545     $  2,495     $    448
                                     ========     ========     ========     ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING                       10,823       11,242       11,018       11,218
                                     ========     ========     ========     ========

NET INCOME PER SHARE                 $    .13     $    .14     $    .23     $    .04
                                     ========     ========     ========     ========

                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       SIX MONTHS ENDED
                                                                           APRIL 30,
                                                                    ----------------------
(IN THOUSANDS)                                                        1997          1996
                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  2,495      $    448
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                 1,781         1,144
         Provision for inventory obsolescence                            323           100
         Loss on notes receivable                                       --           3,300
         Deferred income taxes                                          --            (375)
    Changes in operating assets and liabilities:
         Accounts receivable                                            (650)          116
         Inventories                                                    (657)          544
         Other current assets                                           (123)       (1,287)
         Accounts payable and accrued liabilities                        (13)          263
         Customer deposits                                               431           326
         Tournament playoff liability                                 (1,033)        1,097
         Income taxes payable                                            (21)          344
                                                                    --------      --------

         Net cash provided by operating activities                     2,533         6,020
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of investments                                         (38,658)      (14,190)
    Proceeds from the sales and maturity of investments               43,242        13,700
    Payments for systems and equipment leased and                     (2,958)       (1,488)
         held for lease
    Purchases of property and equipment                               (1,028)         (704)
    Payments for intangible assets, including purchased                 (125)         --
         new games
    Other                                                               (241)         (282)
                                                                    --------      --------

         Net cash provided (used) by investing activities                232        (2,964)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repurchase of common shares                                       (5,000)         --
    Proceeds from issuance of common stock                                47           617
                                                                    --------      --------

         Net cash (used) provided by financing activities             (4,953)          617
                                                                    --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (2,188)        3,673
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         3,440         1,896
                                                                    --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  1,252      $  5,569
                                                                    ========      ========

CASH PAID FOR INCOME TAXES                                          $  1,420      $    268
                                                                    ========      ========

                 See Notes to Consolidated Financial Statements



                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Financial Statements:

     The financial statements as of April 30, 1997, and for the three and six month periods ended April 30, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and six month periods ended April 30, 1997, are not necessarily indicative of the results to be expected for the year ending October 31, 1997. These interim statements should be read in conjunction with the Company's October 31, 1996, financial statements and notes thereto included in its Form 10-K.


2.   Inventories:

                            DESCRIPTION                              APRIL 30, 1997       OCTOBER 31, 1996
     --------------------------------------------------------       ----------------      ----------------
     Raw materials                                                   $   2,114              $   1,600
     Work-in-process                                                       498                    432
     Finished goods                                                        221                    187
                                                                    ----------------       ---------------
                                                                         2,833                  2,219
     Less:  Valuation allowance                                           (440)                  (160)
                                                                    ----------------       ---------------
                                                                     $   2,393              $   2,059
                                                                    ================       ===============


3.   Systems and Equipment Leased and Held for Lease:

     Systems and equipment leased and held for lease includes the various models of shufflers and Let It Ride(R) table equipment and video machines.

                            DESCRIPTION                              APRIL 30, 1997       OCTOBER 31, 1996
     --------------------------------------------------------       ----------------      ----------------

     Systems and equipment leased:
            Shuffler systems                                         $   5,578              $   5,190
            Let It Ride(R)equipment                                      3,289                  2,329
                                                                    ----------------       --------------
                                                                         8,867                  7,519

            Less:  Accumulated depreciation                             (3,346)                (2,456)
                                                                    ----------------       --------------
                                                                         5,521                  5,063
     Systems and equipment held for lease:
            Shuffler systems                                             1,990                  1,522
            Let It Ride(R)equipment                                      1,683                    906
                                                                    ----------------       ---------------

                                                                     $   9,194              $   7,491
                                                                    ================       ===============

4.   Common Stock:

     From December 1996 to April 1997, the Company repurchased 569,000 shares of its common stock at a total cost of $5,000,000 which completed the October 1996 Board of Directors share repurchase authorization. In April 1997, the Board of Directors authorized the repurchase of an additional $5,000,000 of the Company's common shares. No shares were repurchased under this authorization during the quarter ended April 30, 1997.

5.   Contingency:

     The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in the United States District Court in Nevada, Mississippi, and Connecticut requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride(R) The Tournament(TM) game and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages.

     The Company has challenged the validity of some of Progressive Games, Inc.'s patents in the U.S. Patent and Trademark Office. The Company believes that the pertinent claims of Progressive Games, Inc.'s patents are invalid, but in the event they are held to be valid, the Company believes the Let It Ride(R) The Tournament(TM) game and apparatus do not infringe any of Progressive Games, Inc.'s patents.

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

     The Company has been sued in United States District Court in Nevada by DD Stud, Inc. and Anchor Coin, both Nevada corporations, alleging that the Company's basic Let It Ride(R) game infringes certain of their patent rights. The Company has answered the complaint denying infringement and counterclaiming for declaratory relief that the plaintiff's patents are invalid. The Company has also counterclaimed for damages against Stanley E. Fulton and Anchor Gaming, a Nevada corporation as well as against DD Stud, Inc. and Anchor Coin, alleging violations of antitrust and abuse of the patent process. Management believes that its game does not infringe the patent rights, and will continue to vigorously defend its position. If DD Stud, Inc. and Anchor Coin should prevail in this suit, management does not believe it would materially affect the Company's operations.


6.   Reclassifications:

     Certain reclassifications were made to the April 30, 1996, financial statements to conform to the current period presentation. Specifically, Let It Ride(R) The Tournament(TM) playoff prize fund revenue, and related playoff prize fund expenses included in cost of sales, leases and Let It Ride(R) The Tournament(TM) were each reduced by $4,462,000 and $8,823,000 for the quarter and six months ended April 30, 1996, respectively. This was the amount collected by the Company during the second quarter and first six months of fiscal 1996 to fund Let It Ride(R) The Tournament(TM) guaranteed cash prize payments. This reclassification had no effect on net income as previously reported.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                                       THREE MONTHS                         SIX MONTHS
                                         ------------------------------------ ---------------------------------------
PERIOD ENDED APRIL 30,                           1997               1996              1997                 1996
-----------------------------------      ------------------ ----------------- ------------------- -------------------
Revenue                                         100.0%             100.0%            100.0%               100.0%
Cost of products                                 35.2               31.9              36.0                 32.5
                                         ------------------ ----------------- ------------------- -------------------
  Gross margin                                   64.8               68.1              64.0                 67.5
                                         ------------------ ----------------- ------------------- -------------------
Selling, general and administrative              33.8               30.3              35.5                 30.0
Research and development                          5.1                5.6               5.2                  5.3
                                         ------------------ ----------------- ------------------- -------------------
  Income from operations                         25.9               32.2              23.3                 32.2
Other income (expense), net                       3.9                6.2               4.6                (26.1)
                                         ------------------ ----------------- ------------------- -------------------
  Income before income taxes                     29.8               38.4              27.9                  6.1
Provision for income taxes                       10.8               10.1              10.0                  1.7
                                         ================== ================= =================== ===================

  Net income                                     19.0%              28.3%             17.9%                 4.4%
                                         ================== ================= =================== ===================

REVENUE

Revenue for the three months ended April 30, 1997, was $7,452,000, an increase of $1,999,000 or 36.7% over the same period last year. Shuffler lease revenue increased by $572,000, or 24.8% from the second quarter of last year, as the installed lease base increased by 13.9%. Shuffler lease revenue increased due to increased penetration into markets outside of Nevada. The lease base unit increase was less than the revenue increase due to the relatively high number of lease to sale unit conversions in the current year second quarter, which accounted for the significant increase in current period shuffler sales. Shuffler unit sales totaled 290 in the current second quarter, of which 208 units were sales conversions of units under lease or back-up units on the casino property. Revenue from Let It Ride(R) The Tournament(TM) totaled $1,692,000 in the current quarter, down from $2,029,000 in the prior year second quarter. Last year's second quarter included revenue of $246,000 resulting from receipt of surplus funds collected to fund the guaranteed prize payouts. There has been no receipt of surplus funds during the current fiscal year. As of April 30, 1997, the Company was licensed in Nevada and at the Foxwoods Resort Casino in Connecticut to operate Let It Ride(R) The Tournament(TM). Let It Ride(R) The Tournament(TM) has been operating under a field trial in Mississippi since June 1996. In May 1997, the Company installed six Let It Ride(R) The Tournament(TM) tables at the Mohegan Sun casino in Connecticut. Revenue from Let It Ride(R) The Tournament(TM) is derived from a percentage of the $1.00 bonus bet option in Nevada and Mississippi, while revenue from Foxwoods Resort Casino and Mohegan Sun is earned monthly on a fixed fee basis. There were approximately 187 tables in use at these jurisdictions as of April 30, 1997, compared to 156 tables in Nevada at April 30, 1996. Despite the overall increase in installed tables, revenue declined on a year-to-year comparison due to a combination of a decrease in hands played and decreased participation by the players in the $1.00 bonus bet option in the Nevada casinos.

Revenue for the six months ended April 30, 1997, was $13,939,000, an increase of $3,738,000 or 36.6% over the six month period ended April 30, 1996. Lease revenue increased to $5,584,000 in the current year compared to $4,494,000 in the prior year period, while shuffler sales increased by $2,359,000 to $3,999,000 in the current six month period. Let It Ride(R) The Tournament(TM) revenue decreased by 9.4% between the comparable six-month periods for the reasons noted above. Other revenue increased by $636,000 from the prior year, principally due to revenue generated from the monthly royalty fees on the installed Let It Ride(R) basic tables.

In May 1997, the Company, through its joint venture agreement with International Game Technology, introduced Five Deck Frenzy(TM), a wide area progressive video poker game. The game is currently being test marketed in Nevada.

COSTS AND EXPENSES

Gross margin was 64.8% and 64.0% for the current quarter and six months, compared to 68.1% and 67.5% in the prior year. The margin decrease resulted primarily from three factors. The Company provided $173,000 and $323,000 to inventory valuation reserves in the current quarter and six months, respectively, for valuation adjustments on early version finished shufflers and component parts, and certain Let It Ride(R) equipment. The valuation provision for the prior year was $100,000 which was recorded in the second quarter. Service related expenses increased significantly in the second quarter and six months of fiscal 1997 compared to the prior year as the Company increased its field support staff due to jurisdictional expansion. Finally, the prior year second quarter revenues included receipt of $246,000 of surplus funds from Let It Ride(R) The Tournament(TM) with no associated cost of sales.

Selling, general and administrative expenses increased by $870,000, to $2,522,000 in the current year second quarter, and by $1,890,000 to $4,950,000 in the six month period ended April 30, 1997. Overall, expenses increased due to additional staffing and facilities related costs made necessary by revenue growth. Staffing levels have increased by over 30% when comparing the number of employees at April 30, 1997, to the number of employees at April 30, 1996. Facilities expenses increased as the Company leased a new building in Las Vegas, Nevada, beginning November 1996. Incentive compensation accruals were recorded in the current year due to achieving certain financial objectives. Legal and professional fees were approximately $400,000 and $700,000 for the current quarter and six months, respectively, and were more than double the expense levels from the comparable periods in the prior year. The increased professional fees resulted from the ongoing litigation (see Note 5 to the Consolidated Financial Statements), and increased licensing and patent related expenditures. Research and development expenses increased to $381,000 from $307,000 in the prior year second quarter, and $718,000 compared to $543,000 for the six month period. Additional expenses were incurred for the development of new video games for the gaming industry.

OTHER INCOME (EXPENSE)

Interest income was $289,000 in the current second quarter and $637,000 for the current six month period, compared to $341,000 and $711,000, respectively, in the prior year. The decrease in interest income resulted from decreased cash and investments due to cash used to fund the $5,000,000 repurchase of Company shares during the current period. Prior year other expense included a $3,370,000 loss on notes receivable.

INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 36.1% for the quarter and 35.9% year-to-date, compared to 26.3% and 28.1% in the prior year periods. The Company reversed all of its deferred tax asset valuation allowance in fiscal 1996.

NET INCOME PER SHARE

Net income per share was $.13 for the current year second quarter, and $.23 for the current six month period. Weighted average common and common equivalent shares outstanding decreased to 10,823,000 from 11,242,000 in the second quarter of fiscal 1996, and to 11,018,000 for the current six month period from 11,218,000 for the six months ended April 30, 1996, principally due to the repurchase of 569,000 common shares during the current six-month period through the Board authorized share repurchase program.


                         LIQUIDITY AND CAPITAL RESOURCES


As of April 30, 1997, the Company had cash and investments totaling $19,706,000, compared to $26,478,000 at October 31, 1996. The current ratio decreased to 4.6 to 1 from 5.6 to 1 at October 31, 1996, while working capital decreased to $21,314,000 at April 30, 1997, from $27,544,000 at October 31, 1996. The primary reason for the decrease in the current ratio and working capital was the use of $5,000,000 to repurchase Company shares.

Cash flows from operating activities totaled $2,533,000 in the current six months compared to cash flows from operating activities of $6,020,000 in the same period last year. Significant items under cash flows from operating activities include net income of $2,495,000, non-cash charges for depreciation and amortization, and inventory allowance provisions of $2,104,000, and a use of cash due to the decrease in the Tournament playoff liability of $1,033,000. The most recent Tournament, completed in April 1997 in Nevada, required cash prize payouts of over $1,800,000. Other uses of cash include $650,000 and $657,000 to fund increases in accounts receivable and inventories. The increase in accounts receivable resulted from increased sales in the current second quarter. Inventories have increased to meet anticipated future shuffler business and jurisdictional expansion of the Let It Ride(R) table and video games. Cash provided by investing activities included the redemption of $5,150,000 of investments used to fund the share repurchase. Payments for systems and equipment leased and held for lease included over $1,300,000 for the purchase of video slot machines and related equipment for the Let It Ride(R) Bonus Video. Property and equipment purchases were $1,028,000 and included approximately $725,000 for leasehold improvements and furnishings for the new facility under lease in Las Vegas, Nevada. Under financing activities, the Company repurchased 569,000 of its common shares at a total cost of $5,000,000 under its share repurchase program.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance its current operations, share repurchase program, and new product development needs.


                           FORWARD LOOKING STATEMENTS


This report contains forward looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's products in new jurisdictions and new products as introduced; higher than expected product development and/or roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving the Company specifically, and for the gaming industry in general; and the relative financial health of the gaming industry both nationally and internationally.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been a party to legal proceedings with D&D Gaming which began in 1995, when the Company filed a declaratory judgment action against D&D Gaming, and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involve the Company's Let It Ride(R) The Tournament(TM) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc. The Company has been sued in District Court in Nevada, Mississippi and Connecticut. In February 1997, the District Court in Mississippi denied a motion by Progressive Games Inc. for preliminary injunctive relief relative to the Let It Ride(R) The Tournament(TM) apparatus.

The Company was served with a lawsuit by DD Stud, Inc. and Anchor Coin in September 1996. The lawsuit alleges the Company's Let It Ride(R) basic game infringes on certain patents held by DD Stud, Inc. and licensed by Anchor Coin.

See additional discussion regarding these legal proceedings under Note 5 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders was held on March 10, 1997. At such time, the proposal to set the number of members of the Board of Directors to six was passed. All Directors nominated for election, which included only incumbent Directors, were elected for another one-year term.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  Exhibit 27, Financial Data Schedule
         (b)   Reports on Form 8-K:  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)



Date:  June 12, 1997



/s/ Joseph J. Lahti
--------------------------------
Joseph J. Lahti
Chief Financial Officer



/s/ John A. Rahja
--------------------------------
John A. Rahja
Corporate Controller