Form 10-Q
period 1997-07-31
SHUFFLE MASTER INC
filed 1997-09-08
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997

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

                            Yes  _X_     No ___

As of August 29, 1997, there were 10,368,000 shares of the Company's $.01 par value common stock outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                      JULY 31, OCTOBER 31,
                                                    -------   -------
ASSETS                                               1997      1996
                                                    -------   -------
                                                  (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                           $ 1,713   $ 3,440
Investments                                          18,222    23,038
Accounts receivable                                   6,172     3,567
Inventories                                           1,749     2,059
Other current assets                                    760     1,366
                                                    -------   -------

Total current assets                                 28,616    33,470

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
LEASES, NET, AND HELD FOR LEASE                       8,962     7,491

PROPERTY AND EQUIPMENT, NET                           3,535     3,039

INTANGIBLE ASSETS, NET, PRIMARILY PURCHASED GAMES     3,895       802

OTHER ASSETS                                            880       495
                                                    -------   -------
                                                    $45,888   $45,297
                                                    =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $   841   $ 1,369
Accrued liabilities:
  Compensation                                        1,101       698
  Expenses                                              286       198
Customer deposits                                     1,983     1,335
Tournament playoff liability                          2,575     2,072
Current portion of long-term obligation                 601      --
Income taxes payable                                    133       254
                                                    -------   -------

Total current liabilities                             7,520     5,926

DEFERRED INCOME TAXES                                   232       232

LONG-TERM OBLIGATION                                  1,860      --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 30,000 shares
authorized, 10,387 and 11,177 shares
issued and outstanding                                  104       112
Additional paid-in capital                           30,352    37,043
Retained earnings                                     5,820     1,984
                                                    -------   -------
Total shareholders' equity                           36,276    39,139
                                                    -------   -------
                                                    $45,888   $45,297
                                                    =======   =======


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



(IN THOUSANDS, EXCEPT PER          THREE MONTHS ENDED     NINE MONTHS ENDED
 SHARE AMOUNTS)                          JULY 31,             JULY 31,
                                   -------------------   -------------------
                                     1997       1996       1997       1996
                                   --------   --------   --------   --------
REVENUE:

Shuffler lease                     $  2,729   $  2,514   $  8,313   $  7,009
Shufflers sales                       2,422      1,226      6,421      2,866
Let It Ride(R)The Tournament(TM)      1,553      1,818      4,883      5,494
Other                                   744        326      1,770        716
                                   --------   --------   --------   --------

                                      7,448      5,884     21,387     16,085
COSTS AND EXPENSES:

Cost of leases, sales and Let
  It Ride(R)The Tournament(TM)        2,699      2,312      7,712      5,628
Selling, general and
  administrative                      2,500      1,760      7,450      4,820
Research and development                397        305      1,115        848
                                   --------   --------   --------   --------
                                      5,596      4,377     16,277     11,296
                                   --------   --------   --------   --------

INCOME FROM OPERATIONS                1,852      1,507      5,110      4,789

OTHER INCOME (EXPENSE):

Loss on notes receivable               --         --         --       (3,370)
Interest income                         249        378        886      1,088
                                   --------   --------   --------   --------

Income before income taxes            2,101      1,885      5,996      2,507
Provision for income taxes              760        450      2,160        625
                                   --------   --------   --------   --------

NET INCOME                         $  1,341   $  1,435   $  3,836   $  1,882
                                   ========   ========   ========   ========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING                          10,553     11,344     10,876     11,294
                                   ========   ========   ========   ========

NET INCOME PER SHARE               $    .13   $    .13   $    .35   $    .17
                                   ========   ========   ========   ========


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                NINE MONTHS ENDED
                                                                     JULY 31,
                                                               --------------------
(IN THOUSANDS)                                                   1997        1996
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $  3,836    $  1,882
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                     2,773       1,803
Provision for inventory obsolescence                                432         210
Loss on notes receivable                                           --         3,300
Changes in operating assets and liabilities:
Accounts receivable                                              (2,605)       (728)
Inventories                                                        (122)       (356)
Other current assets                                                  6      (1,159)
Tournament playoff liability                                        503       3,643
Income taxes payable                                               (121)        420
Accounts payable and accrued liabilities                            (37)        577
Customer deposits                                                   648         503
                                                               --------    --------

Net cash provided by operating activities                         5,313      10,095
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments                                        (60,706)    (44,084)
Proceeds from the sale and maturity of investments               65,522      36,431
Payments for systems and equipment leased and held for lease     (3,429)     (2,304)
Purchases of property and equipment                              (1,103)     (1,302)
Payments for intangible assets, including purchased games          (281)       (153)
Other                                                              (354)       (195)
                                                               --------    --------

Net cash used by investing activities                              (351)    (11,607)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repurchase of common shares                                      (6,736)       --
Proceeds from issuance of common stock                               47         894
                                                               --------    --------

Net cash (used) provided by financing activities                 (6,689)        894
                                                               --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,727)       (618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    3,440       1,896
                                                               --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,713    $  1,278
                                                               ========    ========

CASH PAID FOR INCOME TAXES                                     $  2,291    $    277
                                                               ========    ========



                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Financial Statements:

     The financial statements as of July 31, 1997, and for the three and nine month periods ended July 31, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and nine months ended July 31, 1997, are not necessarily indicative of the results to be expected for the year ended October 31, 1997. These interim statements should be read in conjunction with the Company's October 31, 1996, financial statements and notes thereto included in its Form 10-K.

2.   Inventories:

                                            JULY 31,     OCTOBER 31,
                 DESCRIPTION                  1997          1996
      -----------------------------        ----------    ----------

      Raw materials                        $1,560,000    $1,600,000
      Work-in-progress                        487,000       432,000
      Finished goods                          192,000       187,000
                                           ----------    ----------
                                            2,239,000     2,219,000
      Less:  Valuation allowance             (480,000)     (160,000)
                                           ----------     ---------

                                           $1,749,000    $2,059,000
                                           ==========    ==========

3.   Systems and Equipment Leased and Held for Lease:

     Systems and equipment leased and held for lease include the various models of shufflers, Let It Ride(R) table equipment and video machines.

                                                    JULY 31,       OCTOBER 31,
                DESCRIPTION                           1997             1996
      ---------------------------------------      -----------     -----------

      Systems and equipment leased:
         Shuffler systems                          $ 5,477,000     $ 5,190,000
         Let It Ride(R)equipment                     3,222,000       2,329,000
                                                   -----------     -----------
                                                     8,699,000       7,519,000

         Less:  Accumulated depreciation            (3,835,000)     (2,456,000)
                                                   -----------     -----------
                                                     4,864,000       5,063,000
      Systems and equipment held for lease:
         Shuffler systems                            1,977,000       1,522,000
         Let It Ride(R)equipment                     2,121,000         906,000
                                                   -----------     -----------

                                                   $ 8,962,000     $ 7,491,000
                                                   ===========     ===========

4.   Common Stock:

     In the current year second quarter, the Board of Directors authorized the repurchase of up to $5,000,000 of the Company's shares in the open market or privately negotiated transactions. The Company repurchased 228,000 shares at a total cost of $1,736,000 during the quarter ended July 31, 1997. The first $5,000,000 Board authorization for share repurchases was completed in April 1997.

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5.   Contingencies:

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

     The Company had been sued in United States District Court in Nevada by DD Stud, Inc. and Anchor Coin, both Nevada corporations, and had counterclaimed against Stanley E. Fulton, Anchor Gaming, DD Stud, Inc., and Anchor Coin. In August 1997, the Company and DD Stud, Inc., Anchor Coin, Stanley E. Fulton and Anchor Gaming settled their pending claims and related companion claims, and the lawsuit in federal court in Nevada is in the process of being dismissed. The financial terms of the settlement were not material.


6.   Reclassifications:

     Certain reclassifications were made to the July 31, 1996, financial statements to conform to the current period presentation. Specifically, Let It Ride(R) The Tournament(TM) playoff prize fund revenue, and related playoff prize fund expenses included in cost of sales, leases and Let It Ride(R) The Tournament(TM) were each reduced by $3,223,000 and $12,046,000 for the quarter and nine months ended July 31, 1996, respectively. This was the amount collected by the Company during the third quarter and first nine months of fiscal 1996 to fund Let It Ride(R) The Tournament(TM) guaranteed cash prize payments. This reclassification had no effect on net income as previously reported.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                        THREE MONTHS        NINE MONTHS
                                      ----------------    ----------------
PERIOD ENDED JULY 31,                  1997      1996      1997      1996
- ------------------------------------  ------    ------    ------    ------

Revenue                                100.0%    100.0%    100.0%    100.0%
Cost of products                        36.2      39.3      36.1      35.0
                                      ------    ------    ------    ------
Gross margin                            63.8      60.7      63.9      65.0
                                      ------    ------    ------    ------
Selling, general and administrative     33.6      29.9      34.8      30.0
Research and development                 5.3       5.2       5.2       5.2
                                      ------    ------    ------    ------
Income from operations                  24.9      25.6      23.9      29.8
Other income (expense), net              3.3       6.4       4.1     (14.2)
                                      ------    ------    ------    ------
Income before income taxes              28.2      32.0      28.0      15.6
Provision for income taxes              10.2       7.6      10.1       3.9
                                      ------    ------    ------    ------
Net income                              18.0%     24.4%     17.9%     11.7%
                                      ======    ======    ======    ======

REVENUE

Revenue for the three months ended July 31, 1997, was $7,448,000, an increase of $1,564,000 or 26.6% over the same period last year. Shuffler lease revenue increased by $215,000, or 8.6% from the third quarter of last year, as the installed lease base at the end of the respective periods increased by 4.9%. Total shuffler sales were $2,422,000 in the current quarter, an increase of $1,196,000, or 97.6% from the prior year third quarter. Shuffler unit sales totaled 332 in the current third quarter, of which 199 units were sales conversions of units under lease or back-up units on the casino property. A total of 172 shufflers were sold in last year's third quarter. Revenue from Let It Ride(R) The Tournament(TM) was $1,553,000 in the current quarter, down from $1,818,000 in the prior year. Last year's third quarter included revenue of $184,000 resulting from receipt of surplus funds collected to fund the guaranteed prize payouts. There has been no receipt of surplus funds during the current fiscal year. Excluding the surplus funds, Let It Ride(R) The Tournament(TM) revenue decreased by $81,000, or 5.0% from the third quarter in fiscal 1996. Revenue from Let It Ride(R) The Tournament(TM) is derived from a percentage of the $1.00 bonus bet option in Nevada and Mississippi, while revenue from Foxwoods Resort Casino and Mohegan Sun is earned monthly on a fixed fee basis. There were approximately 195 tables under license at these jurisdictions as of July 31, 1997.

Revenue for the nine months ended July 31, 1997, was $21,387,000, an increase of $5,302,000 or 33.0% over the nine month period ended July 31, 1996. Lease revenue increased to $8,313,000 in the current year compared to $7,009,000 in the prior year period, while shuffler sales increased by $3,555,000 to $6,421,000 in the current nine month period. Let It Ride(R) The Tournament(TM) revenue decreased by 12.5% between the comparable nine month periods due to a combination of a decrease in hands played and decreased participation by the players in the $1.00 bonus bet option in Nevada casinos. In addition, prior year revenue included the receipt of $430,000 of surplus funds collected to fund the guaranteed prize payouts. Other revenue increased by $1,054,000 from the prior year, principally due to revenue generated from the monthly royalty fees on the installed Let It Ride(R) basic tables, revenue recognized on the sale of service and warranty contracts sold to casinos that purchased shufflers, and Let It Ride(R) Bonus Video(TM) revenue.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         RESULTS OF OPERATIONS (CONT'D.)

Late in the current third quarter, the Company began the process of converting Let It Ride(R) The Tournament(TM) tables to Let It Ride(R) Bonus(TM) tables in Nevada. Prior to the conversion, the Company participated in the revenue with casinos based on a percentage of the $1.00 bonus bets placed by players in The Tournament(TM) game. The revenue on the Let It Ride(R) Bonus(TM) table game will be derived from a monthly fixed fee. A similar conversion will take place in all Mississippi casinos in September 1997. Mississippi revenue will also be derived on a fixed fee basis. In connection with these conversions, the Company may sell associated Let It Ride(R) table game equipment to participating casinos.

In May 1997, the Company, through its joint venture agreement with International Game Technology, introduced Five Deck Frenzy(TM), a wide area progressive video poker game. The market test in Nevada was completed in June, and the statewide rollout of the game is currently in progress.

COSTS AND EXPENSES

Gross margin was 63.8% and 63.9% for the current quarter and nine months, compared to 60.7% and 65.0% in the prior year. The gross margin in the third quarter of 1996 was negatively affected by production variances resulting from lower shuffler production. The Company provided $109,000 and $432,000 to inventory valuation reserves in the current quarter and nine months, respectively, for valuation adjustments on early version finished shufflers and component parts, and certain Let It Ride(R) equipment. The valuation provision for the prior year third quarter was $110,000, and $210,000 for nine months. Although the provision amounts were similar between the comparable quarters, the margin effect was greater in fiscal 1996 due to lower revenues. Service related expenses increased in the third quarter and nine months of fiscal 1997 compared to the prior year as the Company increased its field support staff due to jurisdictional expansion.

Selling, general and administrative expenses increased by $740,000, to $2,500,000 in the current year third quarter, and by $2,630,000 to $7,450,000 in the nine month period ended July 31, 1997. Overall, expenses increased due to additional staffing and facilities related costs made necessary by revenue and jurisdictional growth. Facilities expenses increased as the Company leased a new building in Las Vegas, Nevada, beginning November 1996. Incentive compensation accruals were recorded in the current year due to achieving certain financial objectives. Legal and professional fees were approximately $272,000 and $990,000 for the current quarter and nine months, respectively, compared to $231,000 and $545,000 in the prior year. The increased professional fees resulted from the ongoing litigation (see Note 5 to the Consolidated Financial Statements), and increased licensing and patent related expenditures. Research and development expenses increased to $397,000 from $305,000 in the prior year third quarter, and $1,115,000 compared to $848,000 for the nine month comparable periods. The additional expenses were incurred for the development of new video games.

OTHER  INCOME (EXPENSE)

Interest income was $249,000 in the current third quarter and $886,000 for the current nine month period, compared to $378,000 and $1,088,000, respectively, in the prior year. The decrease in interest income resulted from decreased cash and investments due to cash used to fund over $6,700,000 of share repurchases during the current nine month period. Prior year other expense included a $3,370,000 loss on notes receivable.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         RESULTS OF OPERATIONS (CONT'D.)

INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 36.2% for the quarter and 36.0% year-to-date, compared to 26.3% and 28.1% in the prior year periods. The Company reversed all of its deferred tax asset valuation allowance in fiscal 1996, resulting in reduced tax expense in the prior year.


NET INCOME PER SHARE

Net income per share was $.13 for the current year third quarter, and $.35 for the current nine month period. Weighted average common and common equivalent shares outstanding decreased to 10,553,000 from 11,344,000 in the third quarter of fiscal 1996, and to 10,876,000 for the current nine month period from 11,294,000 for the nine months ended July 31, 1996, principally due to the repurchase of 798,000 common shares during the current nine month period through the Board authorized share repurchase programs.


                         LIQUIDITY AND CAPITAL RESOURCES


As of July 31, 1997, the Company had cash and cash equivalents, and investments totaling $19,935,000, compared to $26,478,000 at October 31, 1996. The current ratio decreased to 3.8 to 1 from 5.6 to 1 at October 31, 1996, while working capital decreased to $21,096,000 at July 31, 1997, from $27,544,000 at October 31, 1996. The primary reason for the decrease in the current ratio and working capital was the use of $6,736,000 to repurchase the Company's common shares.

Cash flows from operating activities totaled $5,313,000 in the current nine months compared to cash flows from operating activities of $10,095,000 in the same period last year. Significant items under cash flows from operating activities in the current period include net income of $3,836,000, non-cash charges for depreciation and amortization of $2,773,000, and inventory allowance provisions of $432,000. Cash of $2,605,000 was used to fund an increase in accounts receivable. The increase in accounts receivable resulted from increased shuffler sales in the current third quarter and payment terms offered on other fiscal 1997 sales. Cash provided by investing activities included the redemption of approximately $4,800,000 of investments used to fund the share repurchases. Payments for systems and equipment leased and held for lease included approximately $2,000,000 for the purchase of equipment for Let It Ride(R) the table game, and video slot machines and related equipment for the Let It Ride(R) Bonus Video(TM). Property and equipment purchases, primarily in the first quarter, were $1,103,000 and included approximately $790,000 for leasehold improvements and furnishings for the new facility under lease in Las Vegas, Nevada. Under financing activities, the Company repurchased 798,000 of its common shares at a total cost of $6,736,000 under its share repurchase programs.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance its current operations, share repurchase program, and new product developments needs.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           FORWARD LOOKING STATEMENTS

This report may contain forward looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

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

The Company was served with a lawsuit by DD Stud, Inc. and Anchor Coin in September 1996. In August 1997, the lawsuit was settled.

See additional discussion regarding these legal proceedings under Note 5 to the Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

                 *   Exhibit 10.1   Employment Contract, by and between Shuffle
                                    Master, Inc. and Mark Yoseloff, dated March
                                    7, 1997 (confidential treatment requested)

                 *   Exhibit 10.2   Purchase Agreement, by and between Shuffle
                                    Master, Inc., and Well Suited L.L.C., and
                                    Mark Yoseloff, dated March 7, 1997
                                    (confidential treatment requested)

                 *   Exhibit 10.3   Purchase/License Agreement, by and between
                                    Shuffle Master, Inc., and Visual
                                    Communications Consultants, Inc. dba
                                    Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (confidential treatment requested)

                 *   Exhibit 27     Financial Data Schedules

         (b)   Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date:    September 8, 1997

/s/  Joseph J. Lahti
Joseph J. Lahti
Chief Financial Officer

/s/ John A. Rahja
John A. Rahja
Vice President and Controller