Form 10-K
period 1997-10-31
SHUFFLE MASTER INC
filed 1998-01-28
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act X of 1934 for the fiscal year ended October 31, 1997, or
---

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---

                          COMMISSION FILE NO. (0-20820)

                        --------------------------------

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

                        --------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

                        --------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         As of January 13, 1998, 9,974,651 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $68,025,000, based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 19, 1998 (1997 Proxy Statement).

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

GENERAL

      Shuffle Master, Inc. (the "Company") was incorporated in 1983. The Company develops, manufactures and markets automatic card shuffling equipment (shuffler systems), table games and video slot machine games for use in the gaming industry. The Company's growth strategy is based on developing or acquiring innovative gaming products, including productivity enhancing equipment and new table and video games.

      Casino gaming is found in 28 states in the United States (including states in which such gaming is found only on Indian lands, card rooms or off-shore cruises) as well as in numerous countries worldwide. The Company estimates there are card games at approximately 11,000 tables in North America, and at more than 8,000 additional tables worldwide.

      The Company develops and markets shuffler systems suitable for use with the vast majority of table card games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 1997, approximately 3,600 of the Company's shuffler systems have been placed in casinos or other legal gaming establishments, including 1,600 currently on lease and a total of 2,000 units sold.

      The Company also develops and markets table games and licenses these products to casinos. Current revenue generating table games include Let It Ride(R) (basic version), Let It Ride The Tournament(TM), and Let It Ride Bonus(TM) games. The Let It Ride(R) basic game was introduced in October 1993, and the Tournament version was launched in May 1995. In August and September of 1997, the Company converted substantially all of its Tournament tables into a newly created Bonus version of the game. As of October 31, 1997, there were approximately 325 Let It Ride(R) basic game tables and approximately 220 Let It Ride Bonus(TM) tables installed in casinos.

      In addition to shuffler systems and table card games, the Company also develops and markets video slot machine games. As of October 31, 1997, the Company actively marketed Let It Ride Bonus Video(TM) and Five Deck Frenzy(TM) as video slot machine game products. During fiscal 1997, a number of significant events occurred related to the Company's development of its video game business:

      * In March 1997, the Company acquired directly, or by license, rights to a library of video game products, concepts and methods from two companies controlled by Dr. Mark Yoseloff. The games are intended primarily for use in video slot machines, although some games may also have application in reel slot machines. Included in the acquisition was a new variation of video draw poker called Five Deck Frenzy(TM).

      * In May 1997, after receiving approval from the Nevada Gaming Control Board, the Company began a market test of Five Deck Frenzy(TM) in Nevada under a joint marketing agreement with IGT. Five Deck Frenzy(TM) is marketed in a wide-area progressive format and is approved for the Nevada market only. The Company is now in the process of placing Five Deck Frenzy(TM) units into Nevada casinos. As of October 31, 1997, there were 54 Five Deck Frenzy(TM) machines operating in casinos. Installed machines increased to 145 by January 1998.

      * In September 1997, the Company entered into a second joint marketing alliance with IGT for the development and marketing of stand-alone video slot versions of certain of the Company's games. The agreement provides for the

Company to market its game software directly to casino customers in a format that is compatible with most IGT video machines currently installed in North American casinos.

THE COMPANY'S PRODUCTS

      SHUFFLER SYSTEMS. The Company's shuffler systems, marketed under the trademark Shuffle Master Gaming(TM), are automatic card shuffling machines designed to be used with table card games in casinos and other legal gaming establishments. These systems, developed by the Company, offer several benefits to the Company's casino customers, including enhanced security and increased productivity. Opportunity for dealer card manipulation is significantly reduced, resulting in increased security. Because the shuffler systems shuffle one or more decks while a game is played, down time related to dealer shuffling is also significantly reduced, with a corresponding increase in playing time and "win" for the casino.

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

      Variations of the single deck shuffler include a model designed for hand held dealing, and a model which, after shuffling, counts out cards to be distributed by the dealer while another deck is being shuffled. The latter model is the most widely placed and is used with well known specialty card games including the Company's own Let It Ride(R) game as well as other non-Shuffle Master games such as Caribbean Stud(R) Poker and Pai Gow Poker. Many specialty games offer the possibility of large payouts to players. Since the Company's single deck machines shuffle a "fresh" deck just prior to each hand, the security of these games is enhanced by reducing the opportunity for dealer card manipulation.

      * MULTI-DECK. The Company's multi-deck system shuffles two to eight decks of cards in a batch, primarily for Blackjack table games. Although a different design than single deck systems, the multi-deck shuffler also shuffles a second set of cards while the first set is played. The majority of Blackjack games are played with multiple decks of cards. In addition, certain jurisdictions require that Blackjack be played with four or more decks. The Company estimates that Blackjack tables represent at least 80% of casino card tables, excluding poker rooms.

      TABLE GAMES. The Company first offered table games as a product complementary to its shuffler line. Table games accounted for approximately 26% of the Company's revenue in fiscal 1997. The Company markets the following table games to casinos:

      * LET IT RIDE(R). The Let It Ride(R) table game is a patented five card stud poker game in which players are paid according to a fixed payout schedule. Players place three equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table, and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players, and winning hands are paid according to the predetermined payout schedule.

      The basic Let It Ride(R) game was approved by the Nevada Gaming Control Board in August 1993, and the Company began licensing it to casinos in October 1993. As of October 31, 1997, the basic Let It Ride(R) table game was approved for play in 29 U.S. gaming jurisdictions in 21 states, 7 Canadian provinces and 11 other foreign countries.

      * LET IT RIDE BONUS(TM). The Let It Ride Bonus(TM) game was introduced in fiscal year 1997 and provides a format that adds a bonus paytable to the basic Let it Ride(R) table game. It is played in the same manner as the basic game except that the player has an option to make a $1 side wager, also known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts in addition to the underlying payouts of the basic game.

      The bonus format was developed in response to evidence that the Let It Ride The Tournament(TM) game (described below) was experiencing declines in popularity due to the price of the game to casinos and to lower than adequate returns to players. With the Bonus format, the price to the casinos was reduced and offered as a fixed monthly amount. In addition, more liberal paytables for the side wager were designed. Statistics gathered following the conversion of Tournament tables in August and September indicated that player participation in the side bet increased from the low 50% range to over 70%, providing a clear indication of player acceptance of the new paytables.

      In addition, without the security requirements of the Tournament format, regulatory review and approval of the Bonus format has proven to be more rapid, allowing the Bonus version of Let It Ride(R) to quickly expand beyond jurisdictional approvals for the Tournament (Nevada, Mississippi, Connecticut and Missouri).

      As of October 31, 1997, the Let It Ride Bonus(TM) game was approved for use in 19 U.S. gaming jurisdictions in 15 states, including all major gaming markets, two Canadian provinces, and three other foreign countries. Approvals are pending in three additional U.S. jurisdictions, four Canadian provinces and four foreign countries.

      * LET IT RIDE THE TOURNAMENT(TM). In the Let It Ride The Tournament(TM) version, players are eligible for both bonus payments and the opportunity to advance to a multi-round playoff. Formerly offered on a jurisdiction-wide basis in Nevada and Mississippi, the Tournament is now offered only as requested by casino customers, primarily large single casino installations in Native American jurisdictions.

      As of the end of fiscal year 1997, all of the Company's table game products are offered to casinos for a fixed monthly fee. Prior to September 1997, Let It Ride The Tournament(TM) was billed to each casino on the basis of a fixed percentage of the $1 side bets wagered by players in that casino.

      The Company is involved in patent litigation regarding its Let It Ride The Tournament(TM)and Let It Ride Bonus(TM)table games. See Item 3. - Legal Proceedings.

      VIDEO GAMES. The Company develops and markets video games on its own and through agreements with third parties. Actively marketed products include Let It Ride Bonus Video(TM) and Five Deck Frenzy(TM). The Company is developing additional products for future commercialization. The Company is not involved in the manufacture of video gaming machines or other types of slot machines.

      * LET IT RIDE BONUS VIDEO(TM). In 1995, the Company entered into an agreement with Bally Gaming International, Inc. ("Bally"), now Alliance Gaming Corporation, to develop and manufacture a video bonus version of the Let It Ride(R) game for use on single game machines manufactured by Bally. The Company markets Let It Ride Bonus Video(TM) directly to casinos, usually for a fixed monthly fee. As of October 31, 1997, there were 124 Let It Ride Bonus Video(TM) machines installed in casinos.

      * FIVE DECK FRENZY(TM). Five Deck Frenzy(TM) is a variation of video draw poker that deals cards in each of the five card positions on the screen from a separate and independent deck. The possibility of suited hands not available in single deck video poker, such as a suited three of a kind, allows a greater variety of winning poker hands and greater frequency of middle pay hands. The game is currently offered in a wide-area progressive format. The Company, along with IGT, its partner in the project, is now in the process of rolling out Five Deck Frenzy(TM) into Nevada casinos. As of October 31, 1997, there were 54 Five Deck Frenzy(TM) units operating in casinos.

SIGNIFICANT PRODUCT RELATED DEVELOPMENTS:

      * JOINT MARKETING ALLIANCE WITH IGT. In August 1996, the Company entered into an agreement with IGT forming a joint marketing alliance to develop and market the Let It Ride(R) game in a wide-area progressive video format. IGT was to market and operate the resulting Let It Ride(R) video progressive systems in North America, with profits from the alliance split equally. In September 1996, the Company and IGT modified their agreement to add Five Deck Frenzy(TM), also to be developed and marketed in a wide-area progressive video format. Subsequently, the Company and IGT concluded that Five Deck Frenzy(TM) would be the lead product for the marketing alliance and that a wide-area progressive version of Let It Ride(R) would not be developed in the immediate future.

      * ACQUISITION OF GAMES LIBRARY. In March 1997, the Company entered into an agreement with Dr. Mark Yoseloff and two corporations owned by him, to acquire or exclusively license certain video game concepts, products, methods and rights developed by Dr. Yoseloff. Five Deck Frenzy(TM) was among the games acquired. Over 20 additional games were acquired, comprising multiple game families, along with game related mathematical algorithms. Dr. Yoseloff also entered into a five year employment agreement with the Company beginning August 1, 1997.

      * SECOND JOINT MARKETING ALLIANCE WITH IGT. In September 1997, the Company entered into a second joint game development and marketing agreement with IGT. This agreement allows certain of the Company's games to be programmed for operation on IGT video machine platforms, including IGT's most widely installed machine, the Player's Edge Plus(R). The agreement provides for IGT and the Company to share profits equally on revenues from games licensed to casinos for use on previously installed machines (referred to as retrofit machines), and for the Company to receive 100% of profits on revenues from casinos that license and activate Shuffle Master games supplied with new IGT machines.

CUSTOMERS AND MARKETING

      The Company created the market for shuffler systems with the introduction of its innovative product line in 1992, focusing its early marketing efforts on Las Vegas and Reno, Nevada casinos. Today the Company's shuffler products are broadly placed in casinos throughout North America, with increasing presence internationally. As of October 31, 1997, the Company had placed its shuffler systems, Let It Ride(R) games or other products in approximately 400 casinos throughout the world.

      The Company leases and sells its shuffler systems to casinos and other lawful gaming establishments. As part of its strategy to maintain and expand its market position in the automatic shuffler business, the Company has made a commitment to maintaining a high level of service to its customers. For casinos within the Company's service areas, the Company provides regular preventive maintenance service and on-demand repair service on its leased equipment. The Company also provides service training to its lease customers' personnel as well as a reasonable number of back-up units to the lessee. For customers who purchase shuffler systems, the Company offers a service contract that provides service benefits similar to that on leased units. Outside of North, Central and South America the Company markets its products primarily through established gaming supply distributors.

      The Let It Ride(R) table game was introduced to the gaming market in Nevada in 1993, and has become an established specialty game due to its broad appeal to players who have limited card playing experience. In North America the Company markets the different versions of the game directly to casino operators. In selected international jurisdictions the Company markets the basic version of the game through distributors. As of October 31, 1997, the Let It Ride(R) basic game was installed in approximately 160 casinos and the Let It Ride Bonus(TM) game was installed in approximately 110 casinos.

      Five Deck Frenzy(TM) units are marketed to casino customers in Nevada as part of a dedicated wide-area progressive system. The game is offered jointly by the Company and IGT, with Shuffle Master handling sales and marketing and IGT responsible for installations and progressive system operation. Games are generally installed in casinos by retrofitting previously installed machines at no cost to the casino. In some instances, new or used machines may be provided instead of a retrofit installation. As of October 31, 1997, Five Deck Frenzy(TM) was installed in seven casinos.

      In order to market its products, the Company is subject to licensing requirements, and must obtain approvals of specific products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists. See additional discussion under "Regulation."

EXPORT SALES

      In fiscal 1997, 1996, and 1995, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 17%, 14%, and 23%, respectively, of total revenue.

PRODUCT SUPPLY OPERATIONS

      The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shuffler systems and Let It Ride Bonus(TM) and Let It Ride Tournament(TM) tables, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures some parts at its in-house machine shop. Parts are used for product assembly as well as service needs. Video product supply operations are limited to procuring video machines for lease or sale as required for the business, and will include procuring and stocking parts needed to retrofit casino-owned machines for new games software. Retrofit parts are expected to include primarily computer chips, glass panels with game graphics, and button panel components. The Company strives to ensure that multiple suppliers exist for critical components, and periodically solicits bids from various suppliers to ensure competitive pricing. Final assembly and quality control operations are conducted by the Company's employees at its facility in Eden Prairie, Minnesota for shufflers and at its facility in Las Vegas, Nevada for game products.

RESEARCH AND DEVELOPMENT

      The Company believes that one of its strengths involves developing new products from the concept stage through commercialization. This allows the Company to develop and test not only its own products, but those of others as well. The Company believes it has achieved a reputation for innovation and service, based on its development and the market success of its shuffler and Let It Ride(R) products. Because of this reputation, the Company is frequently presented with gaming-related products and concepts from third parties, which the Company screens, evaluates and, in some cases, negotiates to license or acquire.

      SHUFFLER PRODUCTS. The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new products. The engineering staff is uniquely experienced in card shuffling requirements and solutions and, excluding the conceptual beginning of the single deck shuffler, has been instrumental in the development of all the Company's shuffler products. During fiscal 1997, substantial progress was made in the development of a next generation of shuffler products. Resources will continue to be allocated to these projects to support the Company's efforts to maintain and enhance its market leader position.

      GAME PRODUCTS. In fiscal 1997, the Company established a game product development group in its Las Vegas office. The Company's game development efforts include work in market research, creative game design, game programming, prototype development, and statistical paytable evaluation and design. With significant emphasis on new game products, the Company expects to increase the resources devoted to game development.

      Overall, the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its existing products. The Company anticipates that research and development will continue to account for a material portion of its total expenditures.

      Research and development expenses were approximately $1,692,000 in fiscal 1997, $1,250,000 in fiscal 1996 and $562,000 in fiscal 1995.

COMPETITION

      SHUFFLER SYSTEMS. Automatic card shufflers have been developed by several other companies, and those companies are continually working to get regulatory approval and commercial placement of their machines. However, the Company is not aware of any competitive products which have achieved significant distribution in North America. While the Company believes the barriers to entry in shuffler products are substantial, it also assumes in its business planning efforts that it will face competition. Consequently, the Company is investing in the development of new shuffler technology.

      GAME PRODUCTS. Unlike shuffler systems, games such as Let It Ride(R) and Five Deck Frenzy(TM), which the Company licenses to casinos, depend for their success not only on casinos and other users deciding to use such products but also on acceptance by the players. Player acceptance of a game often correlates to the frequency and amount of money returned in a given time frame, as well as the availability and appeal of the game compared to other games.

      Overall, the marketing of gaming devices and table games to the casino industry is highly competitive. A number of the Company's video game competitors and potential competitors have greater manufacturing and marketing capabilities than the Company and have greater research, development, financial and personnel resources than the Company.

PATENTS AND TRADEMARKS

      Since 1989, the Company has been awarded ten United States patents related to its shuffler technology, the Let It Ride(R) basic table game and game variations, and several video versions of Let It Ride(R). Most of these patents have a life of 20 years from the date the patent application was filed. No patent will expire before the year 2007. The Company also has been issued two patents in South Africa. There are numerous U.S. and various foreign patent applications pending. No assurance can be given that any such patents will be issued, or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company's products.

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

      LET IT RIDE THE TOURNAMENT(TM) AND LET IT RIDE BONUS(TM). The Company is currently a party to litigation pending in Federal Court in Las Vegas, Nevada, Jackson, Mississippi and Hartford, Connecticut in which it is alleged that the Company's Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games infringe on certain patents owned by Progressive Games, Inc. See description of legal proceedings at Item 3.

      TRADEMARKS. The Company has applied for and has obtained federal trademark registrations of the SHUFFLE MASTER(R), LET IT RIDE(R), Fanned card design(R), and LET IT RIDE THE TOURNAMENT and design(R) trademarks. U.S. federal trademark applications are pending for the Company's SHUFFLE MASTER GAMING(TM), LET IT RIDE BONUS(TM), FIVE DECK FRENZY(TM), VIDEO MAH JONG(TM), LET 'EM ROLL(TM) marks and for many other important trademarks. The Company has obtained national registrations for LET IT RIDE(R) in Peru and Costa Rica, and has filed applications for registration of its more important marks in a number of other foreign countries.

EMPLOYEES

      As of December 31, 1997, the Company had 128 full-time and 4 part-time employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

REGULATION

      OVERVIEW. The manufacture, sale, lease, license and distribution of the Company's products require various licenses, permits and approvals, and the Company is subject to laws and regulations by authorities in most jurisdictions in which its products are used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its management personnel and its products can be lengthy and expensive. Generally each product must also be reviewed and approved by gaming authorities. The detail and extent of the review process depends upon the classification of the product by the respective gaming authority as associated equipment, gaming equipment or gaming device. In general, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable.

      The Company is licensed as a manufacturer and distributor of gaming devices, as a slot route operator and an operator of inter-casino linked systems in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and/or distributor licenses in numerous other jurisdictions throughout North America. The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although letters of approval for the current models of the Company's shuffler systems and apparatus related to the Let It Ride Bonus(TM) table game have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its management personnel will receive nor maintain any necessary gaming licenses, other approvals or findings of suitability.

      SHUFFLER SYSTEMS. The Company has obtained approvals for its shuffler systems in 35 jurisdictions in North America and has filed for approval of its shuffler systems and related software in certain other jurisdictions. All of the Company's card shuffler systems and related software are classified and approved as associated equipment in Nevada, Mississippi and a number of other jurisdictions and as gaming equipment in New Jersey, Missouri and most other jurisdictions. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but which has such an integral relationship to the conduct of licensed gaming that regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Gaming equipment is defined in New Jersey as "any electronic, electrical, or mechanical contrivance or machine used in connection with gaming or any game." Although the classification of the shuffler systems vary among jurisdictions, each jurisdiction generally requires product approvals and certain licenses or permits to be held by companies and their key personnel in connection with the manufacture and distribution of such equipment.

      TABLE GAMES AND RELATED EQUIPMENT. The Company has developed the Let It Ride(R) basic and the Let It Ride Bonus(TM) games. Let It Ride(R) the basic game is approved in all major gaming markets in North America and numerous other gaming jurisdictions. The Let It Ride Bonus(TM) table game, including the rules of play and related equipment, is approved in 21 jurisdictions in North America and the Company has filed for additional approvals in certain other jurisdictions. Apparatus related to the Let It Ride Bonus(TM) table game is regulated in Nevada, Mississippi and most other jurisdictions as associated equipment. Similar approvals may be required before the Company's table games and apparatus related to such table games can be marketed in other jurisdictions. The Company limits conducting business to those jurisdictions where it has secured required approvals for its products.

      VIDEO GAMES. Most, if not all, gaming authorities classify the Company's video games as gaming devices. A gaming device is generally defined as a slot or video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary somewhat for each jurisdiction in which the Company distributes its video products, there are general approval, reporting, and notice requirements common to all major gaming markets in North America. Additionally, video games are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful, in general, for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. A gambling device is generally defined under the Federal Act as any "so-called slot machine or mechanical device or machine, including certain essential parts." In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its federal registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

      GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY-TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's Common Stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, be investigated and be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of more than 5% of the Company's Common Stock are subject to certain reporting procedures and may be subject to background investigations, including submission of personal and financial information, and required to be investigated and licensed, qualified or found suitable as such.

      ADDITIONAL NEVADA REGULATORY MATTERS. The Company is subject to the Nevada Gaming Control Act (the "Nevada Act"), and to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Authorities").

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) application of appropriate accounting practices and procedures;
(iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues; (iv) record-keeping and reporting to the Nevada Gaming Authorities; (v) fair operation of games; and
(vi) the raising of revenues through taxation and licensing fees.

      The Company has registered with the Nevada Commissioner as a publicly-traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices, a slot route operator and an operator of an inter-casino linked system. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device or associated equipment manufactured, distributed, leased or sold in Nevada must first be approved by the Nevada Board. The Company must regularly submit detailed financial and operating reports to the Nevada Commission. Certain loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

      Officers, directors and certain key employees of the Company are required to be licensed by the Nevada Commission, and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for licensure may be denied for any cause deemed reasonable by the issuing agency. Changes in licensed positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by such officer, director or key employee. The Nevada Commission has the power to require licensed gaming subsidiaries to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

      The Nevada Commission may also require anyone having a material relationship or involvement with the Company to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. Any person who acquires more than 5% of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of the Company's voting securities will be required to apply for a finding of suitability. Under certain circumstances, an "Institutional Investor," as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only.

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

      The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time, and to file with the Nevada Commission, at least annually, a list of its stockholders. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulations of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

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

      Pursuant to Nevada law, the Company and its affiliates, including any subsidiaries, may engage in gaming activities outside Nevada ("foreign gaming") without seeking the approval of the Nevada Commission provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Board on a periodic basis. The Company may be disciplined by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign operation in accordance with the standards of honesty and integrity required by Nevada gaming regulations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

      OTHER JURISDICTIONS. All jurisdictions that have legalized gaming require various licenses, permits and/or approvals for manufacturers and distributors of gaming devices, table games and associated equipment. In general, such requirements are similar to those of Nevada.

      APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its management personnel in other jurisdictions where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company currently leases space in Eden Prairie, Minnesota for its corporate offices, production, and research and development functions, and in Las Vegas, Nevada for marketing, sales, service, and game development. The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

D&D GAMING PATENTS, INC. (PROGRESSIVE GAMES, INC.)

      In January 1995, the Company filed a declaratory judgment action against D&D Gaming Patents, Inc. ("D&D Gaming"). The Company filed such action due to allegations by D&D Gaming that the Company's Let It Ride The Tournament(TM) game infringed on patents held by D&D Gaming. Such action seeks a declaratory judgment that: (1) three of D&D Gaming's patents, U.S. patent No. 4,861,041; 5,288,077; and 5,364,105 (the "041," the "077" and the "105"), are invalid and unenforceable; and (2) to the extent that such patents are determined to be valid and enforceable, such patents are not infringed by Let It Ride The Tournament(TM).

      In March 1995, D&D Gaming filed suit against the Company, the Company's Chairman, John Breeding, and the eight Nevada casinos that participated in the field test of Let It Ride The Tournament(TM), alleging willful patent infringement of its 041 and 077 patents and demanding that each defendant be preliminarily and permanently enjoined from infringing the two patents which are the subject of the litigation, and that each defendant be required to account to D&D Gaming for damages suffered resulting from the infringement and that such damages be trebled because of the claimed willful nature of the alleged infringement. The Company is indemnifying and defending the original eight Nevada casinos that participated in Let It Ride The Tournament(TM). In March 1995, the Company served its declaratory judgment action on D&D Gaming and subsequently served its answer to the infringement action. The two actions have been consolidated.

      In 1996, D&D Gaming assigned all of its patents at issue in the litigation to Progressive Games, Inc. ("PGI"), and the Court has allowed PGI to be substituted as a party for D&D Gaming.

      PGI began a separate lawsuit in federal court in Nevada naming 62 additional Nevada casinos as defendants alleging that those defendants, by playing Let It Ride The Tournament(TM), infringe PGI's 041 and 077 patents. This action has been consolidated with the first action pending in United States District Court in Nevada, and the Company is indemnifying and defending the 62 casino defendants named in this second action.

      In June 1996, the United States Patent & Trademark Office rejected all of the claims of PGI's 105 patent, claims 1-4, 6, 8, 10, and 14 of its 041 patent and claims 6-21 of its 077 patent. In December 1996 and January 1997, the United States Patent & Trademark Office again rejected all of the claims of the 105 patent, claims 1-4, 6, 8, 10 and 14 of the 041 patent and claims 6-21 of the 077 patent. PGI has appealed the Patent Office's final rejection to the U.S. Patent & Trademark Office's Board of Patent Appeals.

      PGI began a separate lawsuit in Mississippi against the casinos which were participating in the Let It Ride The Tournament(TM) field test. PGI alleges the casinos' participation infringes the 041 and 077 patents as well as its progressive apparatus patent, U.S. No. 5,544,893 (the "893") issued August 1996. The Company was not named as a party to this action but agreed to indemnify the defendant casinos and has done so and intervened in this action.

      In January 1997, PGI sued the Mashantucket Pequot Tribe by and through the Mashantucket Pequot Gaming Enterprise dba Foxwoods High Stakes Bingo and Casino in United States District Court in Connecticut. PGI alleges that the Foxwoods Casino's participation in Let It Ride The Tournament(TM) infringes the 041, the

077, the 893, and a recently issued patent titled "Methods of Progressive Jackpot Gaming," U.S. Patent number 5,584,485 (the "485"). The Company has agreed to and is defending and indemnifying Foxwoods Casino in this action.

      PGI has amended its complaint to allege that the Company's Let It Ride The Tournament(TM) table game infringes an additional patent, U.S. Patent No. 5,626,341 (the "341"). Also, PGI has claimed that the Company's Let It Ride Bonus(TM) table game also infringes its patents.

      The Company believes that PGI's patent claims which are alleged to be infringed are either invalid or not infringed by the Company's Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games. The Company has agreed to defend and indemnify all licensees of the Tournament as well as all licensees of the Company's Let It Ride Bonus(TM) table games against liability resulting from any such claim or suit brought against the licensee for infringement of proprietary rights or patent rights arising out of or relating to Let It Ride The Tournament(TM) or the Let It Ride Bonus(TM) table games. If PGI should prevail in its suit, management does not expect the action will materially affect the Company's financial condition.

DD STUD, INC. AND ANCHOR COIN

      The Company had been sued in United States District Court in Nevada by DD Stud, Inc. and Anchor Coin, both Nevada corporations, and had counterclaimed against Stanley E. Fulton, Anchor Gaming, DD Stud, Inc., and Anchor Coin. In August 1997, the Company and DD Stud, Inc., Anchor Coin, Stanley E. Fulton and Anchor Gaming settled all of their claims and related companion claims. The financial terms of the settlement were not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 13, 1998, there were 517 shareholders of record. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the fiscal years ended October 31, 1997 and 1996.

                                 1997                        1996
                        ----------------------     -----------------------
                           HIGH        LOW            HIGH         LOW
                        ----------- ----------     ----------- -----------

        First quarter   $    12.75  $    8.63      $    15.13  $    10.63
        Second quarter        9.75       6.75           13.00        9.13
        Third quarter        10.00       7.13           17.13       11.50
        Fourth quarter       10.25       7.50           14.13       10.00

      DIVIDEND POLICY

      The Company has not paid dividends on its common stock but rather retained earnings to provide for the Company's growth. No cash dividends are expected to be paid on the common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA


In thousands, except per share and ratio amounts      1997            1996            1995            1994            1993
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

     STATEMENT OF OPERATIONS

     Revenue                                      $    28,736     $    22,587    $     9,833      $    2,373     $      554

     Income (Loss) from Operations                      6,686           5,550          1,494          (1,208)        (1,217)

     Income (Loss) from Continuing Operations           5,122           2,768          2,338            (889)        (1,086)

     Net Income (Loss)                                  5,122           2,768          2,403          (1,015)        (1,107)

     Weighted Average Common and Common
         Equivalent Shares Outstanding                 10,760          11,293          9,765           8,639          6,902


AS OF OCTOBER 31,

     BALANCE SHEET

     Cash and Cash Equivalents, and               $    16,306     $    26,478    $    20,828      $    8,902     $    2,628
         Investments

     Working Capital                                   20,736          27,845         23,297           9,940          2,929

     Total Assets                                      40,726          45,297         37,751          15,288          5,475

     Long-term Debt                                     1,718              --             --              --             --

     Shareholders' Equity                              34,111          39,139         35,099          14,405          4,982

     Current Ratio                                        5.4             5.7            9.8            12.3            6.9


PER COMMON SHARE

     Income (Loss) from Continuing                $       .48     $       .25    $       .24      $     (.10)    $     (.16)
         Operations

     Net Income (Loss)                                    .48             .25            .25            (.12)          (.16)

     Book Value                                          3.42            3.50           3.18            1.59            .68

     Dividends Declared                                   --             --              --              --             --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

    The Company's first product was an automatic card shuffling system introduced to the gaming market in 1992. Since its introduction, the Company's shuffling systems have generally become required equipment for many table games. The Company derived 69% of its revenue in fiscal 1997 and 63% of fiscal 1996 revenue from the sale and lease of the Company's automatic card shuffling systems. The Company has approval for its card shuffling systems in all major gaming jurisdictions in North America and continues to seek to obtain the necessary licenses in other jurisdictions.

    In fiscal 1995, the Company introduced Let It Ride The Tournament(TM), a five card stud poker table game, in which the Company shared revenues with its casino customers. The Tournament version of Let It Ride(R) allowed players to place a $1 entry fee to be eligible for immediate bonus payouts with a chance to enter Let It Ride The Tournament(TM) playoffs. The Company derived revenue from a percentage of the $1 entry fee. Let It Ride The Tournament(TM) was offered in Nevada and Mississippi. In the fourth quarter of fiscal 1997, the Company converted Let It Ride The Tournament(TM) tables to Let It Ride Bonus(TM) tables. The Bonus game allows the players to make a $1 side bet to be eligible for large immediate payouts similar to the Tournament game. However, there is no playoff for the top hands as in the Tournament game. For the Let It Ride Bonus(TM) game, the Company generates revenue through a monthly licensing fee for each table placed in casinos. The Company offers the Let It Ride Bonus(TM) table game in 21 jurisdictions. As of October 31, 1997, approximately 545 Let It Ride(R) table games were installed in casinos, with approximately 220 bonus tables. The remaining 325 tables are the basic version of Let It Ride(R), for which the Company receives monthly license fees up to $795 per table from participating casinos. The basic version of Let It Ride(R) is similar to the Bonus game except there is no $1 side bet option.

    In fiscal 1997, the Company acquired a game library which included, among other games, a game called Five Deck Frenzy(TM), a wide-area progressive video poker game. The Company entered into a joint marketing agreement with IGT to market Five Deck Frenzy(TM). At December 31, 1997, there were 117 Five Deck Frenzy(TM) video poker games in Nevada casinos. The game is currently licensed for the Nevada market only.

    The Company entered into a second joint marketing agreement with IGT under which additional video games from the game library are under development for fiscal 1998 product introduction.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

    Revenue for fiscal 1997 increased to $28,736,000 compared to revenue of $22,587,000 in fiscal 1996, an increase of $6,149,000, or 27%. Shuffler sales totaled $9,020,000 in fiscal 1997 compared to $4,558,000 last year while current year unit sales totaled 1,193 compared to unit sales of 619 last year. Included in the current year unit sales were 667 units which were converted to a sale from a lease at the time of sale. Substantially all of these conversion sales were to casinos in the domestic market. The average per unit sales price increased to $7,560 in fiscal 1997 from $7,363 since fiscal 1996 sales included relatively more lower-priced sales to international distributors. For fiscal 1998, the Company has refocused its shuffler placement strategy to lease installations. The Company, therefore, does not expect its unit sales levels to increase at the same rate as the fiscal 1997 sales increased compared to fiscal 1996 sales. In addition, effective February 1, 1998, the Company will raise the sales price of its shuffling systems by approximately 15%. The shuffler lease base decreased to 1,600 units at October 31, 1997 compared to 1,804 units on lease at October 31, 1996, principally due to the leased units converted to sold units during the year. Multi-deck shuffler systems on lease increased by 4% while single deck units on lease decreased by 18% between the comparable year ends. Monthly lease pricing was unchanged for all leased shuffler systems between the years. Revenue from the Let It Ride(R) table game decreased by $205,000, or 3% from fiscal 1996. In the fourth quarter of fiscal 1997, the Company converted Let It Ride The Tournament(TM) to the Let It Ride Bonus(TM) table game in Nevada and Mississippi. The Company generated greater revenues from Let It Ride The Tournament(TM) game than the Bonus game due to the revenue sharing of the $1 side bet. To offset the decrease in revenues, the Company reduced a number of expenses associated with the Let It Ride Bonus(TM) table game. There were approximately 220 Let It Ride Bonus(TM) tables in casinos as of October 31, 1997 compared to 200 Tournament tables in casinos as of October 31, 1996. In connection with the Tournament to Bonus conversion of the tables in casinos, the Company offered for sale certain equipment used with the Tournament or Bonus table game. Sales of this associated equipment were $517,000 in fiscal 1997. This amount is included with Let It Ride(R) table game revenue in the consolidated income statements. The Company will continue to offer this equipment for sale in new Let It Ride Bonus(TM) table installations. Let It Ride(R) basic tables in casinos increased to 325 tables as of October 31, 1997 compared to 300 as of the prior year end. Effective November 1, 1997, the Company increased the per table monthly fee for the Let It Ride(R) basic game to $795 from pricing generally under $300 per table per month. Other revenue was $1,264,000 in fiscal 1997 and included $490,000 of Let It Ride Bonus Video(TM) revenue. As of October 31, 1997, there were 124 Let It Ride Bonus Video(TM) units installed in casinos in various domestic gaming markets compared to 38 units as of October 31, 1996. Other revenue also included approximately $300,000 of revenue earned on the sale of service contracts on shufflers sold. Revenues from Five Deck Frenzy(TM) were not significant in the current year due to the mid-year product introduction.

    Gross margin improved to 63.5% in fiscal 1997 compared to 62.9% in the prior year. The gross margin from each of the products was similar between the comparable periods. In fiscal 1997, the provision for inventory obsolescence was $516,000, or 1.8% of revenue compared to $381,000, or 1.7% in fiscal 1996. Obsolescence provisions were provided for certain obsolete and excess inventory associated with Let It Ride The Tournament(TM) equipment and early version shufflers. Field support costs, including service and related expenses, decreased to 13.3% of revenue in fiscal 1997 from 13.8% of revenue in the prior year due to the current year increase in revenues. Production related expenses decreased to .6% of revenue in the current year from 1.8% of revenue in fiscal 1996 due to improved capacity utilization in the production of finished shufflers.

    Selling, general and administrative expenses were $9,864,000 in fiscal 1997 compared to $7,399,000 in fiscal 1996. Payroll related expenses increased due to increased staffing levels at the end of fiscal 1996 which carried over to fiscal 1997. However, staffing levels decreased by 10% through job restructuring and attrition when comparing staffing as of October 31, 1997, to October 31, 1996. Included in fiscal 1997 staffing expenses was a bonus provision of $665,000 which included bonus payouts to all employees. The prior year bonus expense was $90,000. Legal expenses increased by $396,000 to $1,180,000 in fiscal 1997 mainly due to ongoing litigation with Progressive Games, Inc. and costs associated with litigation with DD Stud, Inc. and Anchor Coin which was settled in August 1997 (see notes to the consolidated financial statements). The Company also incurred additional patent related legal expenses in fiscal 1997 due to seeking patent protection for new products and international market expansion. Approximately $440,000 of costs were incurred for product registration in new jurisdictions and costs in support of suitability findings for newly appointed officers during fiscal 1997. These expenses were $200,000 in fiscal 1996. In November 1996, the Company took occupancy of a new facility in Las Vegas which houses its sales, marketing, service and game development functions. Additional facility related expenses were approximately $335,000 in fiscal 1997 compared to fiscal 1996. Advertising and promotion expenses decreased by $565,000 in fiscal 1997 due to decreased spending in support of Let It Ride The Tournament(TM) as the Tournament table game was replaced with the Let It Ride Bonus(TM) table game. Research and development expenses increased by $443,000, or 35.4% in the current year compared to last year. Professional fees included in research and development expenses increased to approximately $350,000 in fiscal 1997 from $150,000 in fiscal 1996. The Company retained Dr. Mark Yoseloff, in the capacity of a consultant to the Company, to assist in the development of new video games and for enhancing the current video offering. On August 1, 1997, Dr. Yoseloff became Executive Vice President of the Company. The Company also had a new version shuffler in development as of October 31, 1997.

    Other income, net, is primarily interest income for both years. The decrease in interest income for the current year resulted from the use of $10,396,000 for the repurchase of common stock.

    The provision for income taxes was based on an effective tax rate of 34.6% in fiscal 1997 compared to 23.5% in the prior year. The Company provided for income taxes in the current year at the statutory rate, while the prior year tax provision included the benefit of the reversal of a $577,000 valuation allowance against deferred tax assets.

    Net income was $5,122,000, or $.48 per share compared to $2,768,999, or $.25 in the prior year. The prior year net income included a pre-tax write-off of $3,370,000 of notes receivable which was equal to approximately $.22 per share. The weighted average common and common equivalent shares decreased to 10,760,000 in fiscal 1997 compared to 11,293,000 in fiscal 1996 due the repurchase of 1,241,000 of the Company shares during the current year.

Fiscal 1996 Compared to Fiscal 1995

    Revenue in fiscal 1996 increased to $22,587,000 from $9,833,000 in fiscal 1995, an increase of $12,754,000, or 130%. Shuffler lease revenue increased by 57% to $9,684,000 from $6,178,000, as the installed lease base increased to 1,804 from 1,490 at October 31, 1995. The shuffler lease base for the multi-deck, which was introduced in fiscal 1995, increased by 40% during fiscal 1996, while the shuffler lease base for the single decks increased by 14% in fiscal 1996. Much of the increase resulted from market expansion into gaming markets outside of Nevada. Shuffler sales were $4,558,000 compared to $1,574,000 in fiscal 1995, an increase of 190%. In fiscal 1996, the Company first offered the sale option to its domestic customers. The Company sold 619 units in fiscal 1996 compared to sales of 222 units in fiscal 1995. Revenue from Let It Ride(R) table game increased by $5,992,000 or 328% in fiscal 1996 from fiscal 1995. Let It Ride The Tournament(TM) was first introduced in the Nevada market in May of 1995 and made up 92% of fiscal 1996 Let It Ride(R) table game revenues. In June 1996, the Company began a field trial of Let It Ride The Tournament(TM) in Mississippi. As of October 31, 1996, there were approximately 200 Tournament tables in casinos in Nevada and Mississippi, compared to 160 Tournament tables in casinos in Nevada at October 31, 1995.

    Gross margin was 62.9% in fiscal 1996 compared to 64.1% in fiscal 1995. In fiscal 1996, the Company recorded in cost of leases, sales and Let It Ride(R) table game, inventory valuation provisions of approximately $381,000 due to inventory obsolescence on early version shufflers for component parts and finished shuffler systems. In fiscal 1995, the valuation provision was $28,000. Another factor affecting gross margin in fiscal 1996 was the ramp up of service and other field expenses in greater proportion than the increase in revenue.

    Selling, general and administrative expenses increased to $7,399,000 in fiscal 1996 from $4,244,000 in fiscal 1995. Advertising and promotion expenses increased to $1,457,000 compared to $896,000 in fiscal 1995. Much of the increased advertising and promotion expenses were related to Let It Ride The Tournament(TM). Salaries and related expenses increased as additional staff was added to support the revenue growth of the Company. The Company increased its sales force to support expansion into domestic and international markets. Legal and other professional fees increased to $1,055,000 in fiscal 1996 from $457,000 in fiscal 1995. The Company was a defendant in two lawsuits alleging patent infringement for its Let It Ride(R) game. Research and development expenses increased to $1,250,000 from $562,000 in fiscal 1995, an increase of $688,000, or 122%. Salaries and consultant fees increased by $419,000 as the Company hired additional research staff as well as retained the services of consultants to develop new games for the gaming industry, and enhance the current product offerings.

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

    Other income, which was primarily interest income, was $1,438,000 in fiscal 1996 compared to $917,000 in fiscal 1995. Fiscal 1995 other income included $218,000 of miscellaneous income. The Company's investment balances were significantly higher in fiscal 1996 due to receipt of over $18,000,000 from the exercise of warrants in the third and fourth quarters of fiscal 1995.

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

Recently Issued Accounting Standards

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for the Company's quarter ending January 31, 1998. Earlier application is not permitted, and restatement of all prior period earnings per share data presented is required upon adoption. The dilutive effect of stock options and stock warrants will be excluded under the new requirements for calculating basic earnings per share. The calculation of fully diluted earnings per share will not significantly change from the current method. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to materially affect current earnings per share and earnings per share as previously reported.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending October 31, 1998. Management intends to comply with the disclosure requirements of this statement.

    In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for the Company's fiscal year ending October 31, 1999. Management is evaluating the impact of this statement.

Year 2000 Computer Software

    During fiscal 1997, the Company completed a new business system conversion which included a change in the financial operating software as well as numerous upgrades to existing processors and other hardware. This conversion was made for reasons unrelated to the year 2000 computer software issue. Based on the system conversion, the Company does not anticipate the year 2000 computer issue to significantly affect its internal operations.

LIQUIDITY & CAPITAL RESOURCES

    At October 31, 1997, the Company had available cash, cash equivalents and investments of $16,306,000 compared to $26,478,000 at October 31, 1996. The decrease primarily resulted from $10,396,000 of cash used to repurchase 1,241,000 shares of the Company's common stock. Working capital decreased to $20,736,000 as of October 31, 1997, from $27,845,000 as of October 31, 1996, principally due to the use of cash for the repurchase of common shares.

    Cash provided by operating activities in fiscal 1997 was $4,498,000. The major components of cash provided by operating activities included net income of $5,122,000, non-cash charges for depreciation and amortization of $3,760,000, and bad debt and inventory allowance provisions of $563,000. Payment of Let It Ride The Tournament(TM) playoff prizes in the fourth quarter of fiscal 1997 decreased the Company's cash by $1,874,000. Accounts receivable increased by $1,834,000 due to increased sales of shufflers and extended payment terms on certain of the shuffler sales. Inventories increased by $774,000 as the Company began sourcing inventory late in fiscal 1997 for the fiscal 1998 manufacture of single deck shufflers. In addition, greater quantities of finished shufflers were in inventory at October 31, 1997, to fill a first quarter 1998 sale. Customer deposits and unearned revenue increased by $611,000 due to an increase of over $400,000 in unearned revenue on sales of extended service contracts for sold shufflers.

    Under investing activities, investments decreased by $7,785,000 as the Company sold investments and used the cash for the share repurchases. Cash was used to fund the cost of systems leased and held for lease of $2,560,000 and the purchase of property and equipment of $1,527,000. Approximately $645,000 of current year property additions were for leasehold improvements and office furnishings for the Las Vegas, Nevada facility. Other significant property additions included approximately $500,000 for hardware and software associated with the new business system conversion completed in fiscal 1997.

    The Company believes its existing cash and investments, and cash provided by operations will be sufficient to finance the Company's current operations, share repurchase program and new product development for the foreseeable future.

    At October 31, 1996, the Company had available cash and cash equivalents, and investments of $26,478,000 compared to $20,828,000 at October 31, 1995. The increase resulted from cash provided by operations and the issuance of common shares upon the exercise of common stock options and warrants.

    Cash provided by operating activities in fiscal 1996 was $9,341,000. The major components of cash provided by operating activities included net income of $2,768,000, non-cash charges for depreciation and amortization of $2,482,000, loss on notes receivable of $3,300,000, and bad debt and inventory allowance provisions of $466,000. Current liabilities increased by $3,274,000. Included in the change in current liabilities was a $1,428,000 increase in the Tournament playoff liability. The Company paid out substantially all of these funds at its Nevada and Mississippi Let It Ride The Tournament(TM) playoffs held in December 1996 and February 1997, respectively. Increases in accounts receivable, inventories and other current assets of $2,510,000 were the primary operating uses of cash during fiscal 1996.

    Cash was used in investing activities to fund the cost of systems leased and held for lease of $2,871,000, to increase investments by $3,435,000, and to fund the purchase of property and equipment of $2,426,000. Approximately $1,244,000 of current year property additions were for leasehold improvements for the Company's new leased facility in Las Vegas, Nevada.

    In fiscal 1996, the Company issued 129,000 shares of common stock upon the exercise of options and warrants, which resulted in proceeds of $1,192,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report


To the Board of Directors and Shareholders
Shuffle Master, Inc.:

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. as of October 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended October 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1997 and 1996 consolidated financial statements based on our audits.

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

In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
December 5, 1997


                          Independent Auditors' Report


To the Board of Directors and Shareholders
Shuffle Master, Inc.:

We have audited the accompanying consolidated income statement, changes in shareholders' equity and cash flows of Shuffle Master, Inc. for the year ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1995 consolidated financial statements based on our audit.

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

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for Shuffle Master, Inc. for the year ended October 31, 1995, in conformity with generally accepted accounting principles.


BLANKSI, PETER, KRONLAGE & ZOCH, P.A.

Minneapolis, Minnesota
December 13, 1995

                         CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


YEAR ENDED OCTOBER 31,                                        1997           1996            1995
                                                          -----------    -----------     -----------
REVENUE:
    Shuffler lease                                        $    10,840    $     9,684     $     6,178
    Shuffler sales                                              9,020          4,558           1,574
    Let It Ride(R)table game                                    7,612          7,817           1,825
    Other                                                       1,264            528             256
                                                          -----------    -----------     -----------
                                                               28,736         22,587           9,833
                                                          -----------    -----------     -----------

COST AND EXPENSES:
    Cost of leases, sales and Let It Ride(R)table game         10,493          8,388           3,533
    Selling, general and administrative                         9,864          7,399           4,244
    Research and development                                    1,693          1,250             562
                                                          -----------    -----------     -----------
                                                               22,050         17,037           8,339
                                                          -----------    -----------     -----------

Income from operations                                          6,686          5,550           1,494

Loss on notes receivable                                         --           (3,370)           --

Other income, net                                               1,146          1,438             917
                                                          -----------    -----------     -----------

Income before income taxes                                      7,832          3,618           2,411

Provision for income taxes                                      2,710            850              73
                                                          -----------    -----------     -----------

Income from continuing operations                               5,122          2,768           2,338

Discontinued operations, net                                     --             --                65
                                                          -----------    -----------     -----------

NET INCOME                                                $     5,122    $     2,768     $     2,403
                                                          ===========    ===========     ===========

Weighted average common and common
    equivalent shares outstanding                              10,760         11,293           9,765
                                                          ===========    ===========     ===========

EARNINGS PER SHARE:
    Continuing operations                                 $       .48    $       .25     $       .24
    Discontinued operations                                      --             --               .01
                                                          -----------    -----------     -----------

TOTAL EARNINGS PER SHARE                                  $       .48    $       .25     $       .25
                                                          ===========    ===========     ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS


AS OF OCTOBER 31,                                                1997          1996
                                                              ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                                  $    1,053    $    3,440
   Investments                                                    15,253        23,038
   Accounts receivable, net                                        5,354         3,567
   Notes receivable from related parties                             697           348
   Inventories                                                     2,317         2,059
   Other current assets                                              818         1,319
                                                              ----------    ----------

         Total current assets                                     25,492        33,771

Systems leased to customers pursuant to operating
    leases, net, and systems held for lease                        7,497         7,491

Property and equipment, net                                        3,744         3,039

Intangible assets, net                                             3,840           802

Other                                                                153           194
                                                              ----------    ----------

         TOTAL ASSETS                                         $   40,726    $   45,297
                                                              ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $      600    $    1,369
   Accrued liabilities                                             1,483         1,150
   Current portion of long-term obligation
       to related party                                              529          --
   Customer deposits and unearned revenue                          1,946         1,335
   Tournament playoff liability                                      198         2,072
                                                              ----------    ----------

        Total current liabilities                                  4,756         5,926

Deferred income taxes payable                                        141           232

Long-term obligation to related party                              1,718          --

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000 shares authorized,
       9,968 and 11,177 shares issued and outstanding,
       respectively                                                  100           112
   Additional paid-in capital                                     26,905        37,043
   Retained earnings                                               7,106         1,984
                                                              ----------    ----------

         Total shareholders' equity                               34,111        39,139
                                                              ----------    ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   40,726    $   45,297
                                                              ==========    ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  RETAINED
                                         COMMON STOCK             ADDITIONAL      EARNINGS
                                   -------------------------       PAID-IN     (ACCUMULATED
                                     SHARES         AMOUNT         CAPITAL        DEFICIT)
                                   ----------     ----------     ----------     ----------
BALANCE, OCTOBER 31, 1994               9,081     $       91     $   17,501     $   (3,187)

Common stock options exercised             15                            98

Common stock warrants exercised         1,952             19         18,102

Other                                                                    72

Net income                                                                           2,403
                                   ----------     ----------     ----------     ----------


BALANCE, OCTOBER 31, 1995              11,048            110         35,773           (784)

Common stock options exercised             23              1            151

Common stock warrants exercised           106              1          1,039

Other                                                                    80

Net income                                                                           2,768
                                   ----------     ----------     ----------     ----------

BALANCE, OCTOBER 31, 1996              11,177            112         37,043          1,984

Common stock repurchased               (1,241)           (12)       (10,384)

Common stock options exercised             16                           111

Other                                      16                           135

Net income                                                                           5,122
                                   ----------     ----------     ----------     ----------

BALANCE, OCTOBER 31, 1997               9,968     $      100     $   26,905     $    7,106
                                   ==========     ==========     ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


YEAR ENDED OCTOBER 31,                                                 1997             1996             1995
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $      5,122     $      2,768     $      2,403
    Adjustments to reconcile net income to cash
       provided by operating activities:
            Depreciation and amortization                                 3,760            2,482            1,417
            Loss on notes receivable                                       --              3,300             --
            Provision for bad debts                                          47               85              101
            Provision for inventory obsolescence                            516              381               28
            Deferred income taxes                                           (45)             232             --
            Other                                                          --               --                (65)
    Changes in operating assets and liabilities:
            Accounts receivable                                          (1,834)          (1,232)          (2,226)
            Notes receivable from related parties                          (349)             (28)            (320)
            Inventories                                                    (774)            (137)            (887)
            Other current assets                                           (246)          (1,113)            (223)
            Accounts payable and accrued liabilities                       (436)           1,145              760
            Customer deposits and unearned revenue                          611              701              364
            Tournament playoff liability                                 (1,874)           1,428              644
                                                                   ------------     ------------     ------------

            Net cash provided by operating activities                     4,498           10,012            1,996
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                           (112,790)         (53,437)         (96,582)
    Proceeds from sales and maturity of investments                     120,575           49,331           86,673
    Payments for systems leased and held for lease                       (2,560)          (2,871)          (4,622)
    Purchases of property and equipment                                  (1,527)          (2,426)            (546)
    Other                                                                   (16)            (364)            (219)
    Advances on long-term notes receivable                                 --               --             (3,031)
                                                                   ------------     ------------     ------------

            Net cash provided by (used in) investing activities           3,682           (9,767)         (18,327)
                                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock                                          (10,396)            --               --
    Payments on long-term obligation                                       (275)            --               --
    Proceeds from issuance of common stock and  warrants                    111            1,192           18,219
    Other                                                                    (7)             107             --
                                                                   ------------     ------------     ------------

            Net cash (used in) provided by financing activities         (10,567)           1,299           18,219
                                                                   ------------     ------------     ------------
    Net (decrease) increase in cash and cash equivalents                 (2,387)           1,544            1,888

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              3,440            1,896                8
                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $      1,053     $      3,440     $      1,896
                                                                   ============     ============     ============

NON CASH TRANSACTIONS:
    Acquisition of intangible assets for debt and equity
       securities                                                  $      2,670     $       --       $       --
                                                                   ============     ============     ============
    Payment of debt with common stock                              $        142     $       --       $       --
                                                                   ============     ============     ============

CASH PAID DURING THE YEAR FOR:
    Income taxes                                                   $      3,179     $        463     $          8
                                                                   ============     ============     ============
    Interest                                                       $         69     $       --       $       --
                                                                   ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    DESCRIPTION OF BUSINESS:

         Shuffle Master, Inc. (the "Company") is a supplier of shuffler systems and proprietary table and video games to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shuffler systems. The Company's current shuffler offering includes the multi-deck and single deck shufflers available to casinos through a purchase or lease option. The Company markets its shuffler systems in most domestic gaming jurisdictions and internationally through distributors.

         In fiscal 1993, the Company developed a proprietary, five card stud poker table game called Let It Ride(R) and offered the game to casinos in a basic version. Let It Ride The Tournament(TM) was introduced in fiscal 1995. Through early in the fourth quarter of fiscal 1997, the Company derived revenue on a shared basis with casinos for its Let It Ride The Tournament(TM) game. The Company collected from the casinos a fixed percentage of each $1 side bet placed by players on the Let It Ride The Tournament(TM) tables. In the fourth quarter of fiscal 1997, the Let It Ride The Tournament(TM) format was discontinued and replaced with the Let It Ride Bonus(TM) format. Let It Ride Bonus(TM) allows the casino players to make a $1 side bet which provides for larger immediate payouts in addition to the basic payouts if certain hands are dealt to the player. The basic version of Let It Ride(R) is similar to the bonus game except that it does not offer the $1 side bet. The Company generates revenues from installed bonus and basic tables through a monthly fixed fee to its casino customers.

         In fiscal 1997, the Company introduced a wide-area progressive video poker game called Five Deck Frenzy(TM) through its joint marketing agreement with IGT. The Company and IGT share equally in the profits generated by Five Deck Frenzy(TM). The Company signed a second joint marketing agreement in fiscal 1997 with IGT under which several other video games are currently in development.

    PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

    INVENTORIES:

         Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

    LEASING OPERATIONS:

         Shuffling systems leased to customers pursuant to operating leases and shuffling systems held for lease are stated at cost. Depreciation on leased shuffling systems is calculated using the straight-line method over three to four years. Shuffler leases generally are written with indefinite terms. The Company provides maintenance on its shuffling systems on lease as part of its normal lease agreement. Leases generally require prepayment of two months lease payments which are included on the consolidated balance sheets as customer deposits.

    REVENUE RECOGNITION:

         The Company recognizes sales revenue on the shipment of a shuffling system. If a customer converts an existing leased shuffling system to a purchase, the Company recognizes revenue on the effective date of the lease to sales conversion.

    RESEARCH AND DEVELOPMENT:

         Research and development costs are expensed as incurred.

    CONCENTRATION OF CREDIT RISK:

         The Company has a concentration of credit risk since substantially all of its receivables are with customers in the gaming industry.

    PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset of three to seven years, or lease terms for leasehold improvements. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of " effective November 1, 1996. The adoption of this statement had no material effect on net income.

    INTANGIBLE ASSETS:

         Intangible assets include purchased new games, patents and licenses. During fiscal 1997 and 1996, the Company acquired certain intellectual property, primarily video games, for $3,370,000. Intangible assets are amortized over their estimated useful lives of three to five years.

    EARNINGS PER SHARE:

         Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents include outstanding stock options and warrants.

    NEW ACCOUNTING STANDARD:

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for the Company's quarter ending January 31, 1998. Earlier application is not permitted, and restatement of all prior period earnings per share data presented is required upon adoption. The dilutive effect of stock options and stock warrants will be excluded under the new requirements for calculating basic earnings per share. The calculation of fully diluted earnings per share will not significantly change from the current method. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share is not expected to materially affect current earnings per share and earnings per share as previously reported.

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

         INVESTMENTS:

         The Company classifies all of its securities as available-for-sale. As of October 31, 1997 and 1996, the cost of securities approximated fair value which was based on quoted market prices. All of the investments will mature within one year from October 31, 1997.

         Investments at fair value consisted of the following as of October 31:

                                          1997             1996
                                     -------------    --------------
(In thousands)
United States Government
   and Agency Obligations            $   14,036       $   19,270
Corporate Bonds                           1,080            2,072
Other                                       137            1,696
                                     -------------    --------------
                                     $   15,253       $   23,038
                                     =============    ==============

         FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS:

         The estimated fair value of accounts receivable, notes receivable, and accounts payable approximates the carrying value due to the relatively short-term nature of the instruments. The estimated fair value of the note payable approximates carrying value since the imputed interest rate is close to the borrowing rate currently available to the Company.

3.    OTHER FINANCIAL STATEMENT DATA:

The following provides additional disclosures for selected information from the consolidated financial statements:


AS OF OCTOBER 31,                                      1997           1996
                                                    ----------     ----------
(In thousands)
ACCOUNTS RECEIVABLE:
Trade receivables                                   $    5,504     $    3,667
Less:  Allowance for doubtful accounts                    (150)          (100)
                                                    ----------     ----------
                                                    $    5,354     $    3,567
                                                    ==========     ==========
INVENTORIES:
Raw materials and component parts                   $    1,580     $    1,600
Work-in-process                                            635            432
Finished goods                                             337            187
                                                    ----------     ----------
                                                         2,552          2,219
Less:  Valuation allowance                                (235)          (160)
                                                    ----------     ----------
                                                    $    2,317     $    2,059
                                                    ==========     ==========
SYSTEMS LEASED AND SYSTEMS HELD FOR LEASE:
Systems leased:
Shuffler systems                                    $    4,790     $    5,190
Let It Ride(R)equipment                                  2,194          2,329
                                                    ----------     ----------
                                                         6,984          7,519
Less:  Accumulated depreciation                         (3,680)        (2,456)
                                                    ----------     ----------
                                                         3,304          5,063
Systems held for lease:
Shuffler systems                                         2,273          1,522
Let It Ride(R)equipment                                  1,920            906
                                                    ----------     ----------
                                                    $    7,497     $    7,491
                                                    ==========     ==========
PROPERTY AND EQUIPMENT:
Office furniture and computer equipment             $    2,543     $    1,494
Leasehold improvements                                   1,794          1,528
Production equipment                                       369            363
Other                                                      546            400
                                                    ----------     ----------
                                                         5,252          3,785
Less:  Accumulated depreciation and amortization        (1,508)          (746)
                                                    ----------     ----------
                                                    $    3,744     $    3,039
                                                    ==========     ==========
INTANGIBLE ASSETS:
Purchased new games                                 $    3,370     $     --
Other                                                    1,062          1,024
                                                    ----------     ----------
                                                         4,432          1,024
Less:  Accumulated amortization                           (592)          (222)
                                                    ----------     ----------
                                                    $    3,840     $      802
                                                    ==========     ==========
ACCRUED LIABILITIES:
Compensation                                        $    1,232     $      698
Income taxes                                              --              254
Other                                                      251            198
                                                    ----------     ----------
                                                    $    1,483     $    1,150
                                                    ==========     ==========


YEAR ENDED OCTOBER 31,                          1997           1996           1995
                                            -----------    -----------    -----------
(In thousands)
COST OF LEASES, SALES AND LET IT RIDE(R)
  TABLE GAME:
Shuffler lease                              $     3,557    $     3,066    $     1,735
Shufflers sales                                   3,186          1,882            655
Let It Ride(R)table game                          2,682          2,748            760
Other                                             1,068            692            383
                                            -----------    -----------    -----------
                                            $    10,493    $     8,388    $     3,533
                                            ===========    ===========    ===========

4.  INCOME TAXES:

         Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

         The components of the provision for income taxes are as follows for the years ended October 31:

                                                1997           1996           1995
                                            -----------    -----------    -----------
(In thousands)
Current:
   Federal                                  $     2,541    $       678    $       190
   State                                            124             58             30
                                            -----------    -----------    -----------
                                                  2,665            736            220
Deferred                                             45            114           (147)
                                            -----------    -----------    -----------
                                            $     2,710    $       850    $        73
                                            ===========    ===========    ===========

         Deferred tax assets and liabilities consisted of the following as of October 31. Deferred tax assets are included with other current assets on the balance sheets:

(In thousands)                                  1997            1996
                                             -----------     -----------
Deferred tax liabilities:
Depreciation                                 $      (427)    $      (521)
Research and experimental                            151             237
Intangible amortization                              140              47
Other                                                 (5)              5
                                             -----------     -----------
                                             $      (141)    $      (232)
                                             ===========     ===========
Deferred tax assets:
Accrued vacation                             $        89     $       110
Inventory valuation allowance                         83              57
Other                                                 47              98
                                             -----------     -----------
                                             $       219     $       265
                                             ===========     ===========

         There was no valuation allowance as of October 31, 1997 and 1996. The net change in the valuation allowance for deferred tax assets was a decrease of $577,000 and $1,045,000 for the years ended October 31, 1996 and 1995, respectively, principally related to utilization of net operating loss and tax credit carryforwards.

         The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                                 1997            1996            1995
                                              ----------      ----------      ----------
Federal income tax at the statutory rate            34.0%           34.0%           34.0%
Reduction in valuation allowance                    --             (15.9)          (35.5)
State income taxes, net of federal benefit           1.4             1.1             1.4
Other                                                (.8)            4.3             3.1
                                              ----------      ----------      ----------
Effective tax rate                                  34.6%           23.5%            3.0%
                                              ==========      ==========      ==========

5.  COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASES:

         The Company leases office, production and warehouse facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $632,000, $377,000 and $240,000, for the years ended October 31, 1997, 1996, and 1995, respectively.

         Estimated future minimum lease payments under operating leases as of October 31, 1997, are as follows:

YEAR ENDING OCTOBER 31,
(In thousands)
            1998               $        730
            1999                        675
            2000                        578
            2001                        266
            2002                        242
            Thereafter                1,047
                               ------------
                               $      3,538
                               ============

         LITIGATION:

         The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in the United States District Court in Nevada, Mississippi and Connecticut requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages.

         The Company has agreed to defend and indemnify, and is defending and indemnifying all of its Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) casino licensees who are sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

         SETTLED LITIGATION:

         The Company had been sued in United States District Court in Nevada by DD Stud, Inc. and Anchor Coin, both Nevada corporations, and had counterclaimed against Stanley E. Fulton, Anchor Gaming, DD Stud, Inc., and Anchor Coin. In August 1997, the Company and DD Stud, Inc., Anchor Coin, Stanley E. Fulton and Anchor Gaming settled all of their claims and related companion claims. The financial terms of the settlement were not material.

6.  STOCK OPTIONS AND WARRANTS:

         STOCK OPTIONS:

         In November 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan. The plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code, and nonqualified options which do not meet the requirements of Section 422. A total of 725,000 shares of the Company's stock have been reserved for issuance under the plan. In January 1998, an additional 235,000 shares were added to the reserved shares under the plan by the Board of Directors. The addition of these shares is subject to shareholder approval at the March 1998 meeting of shareholders.

         In November 1993, the Company's Board of Directors adopted an outside directors stock option plan for the purpose of compensating outside directors with grants of stock options. There may be an annual option grant of 3,000 shares to each eligible director at a price equal to the fair market value on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. In fiscal 1997, the plan was amended to allow discretionary option grants with variable vesting provisions. A total of 150,000 shares of the Company's stock have been reserved for issuance under the plan.

         In October 1997, the Board of Directors granted an option to purchase 94,000 shares of the Company's common stock at $8.75 per share to the former Chairman of the Board. These options were granted outside of the existing stock option plans.

         A summary of stock option activity is as follows:


YEAR ENDED OCTOBER 31,                   1997                        1996                        1995
----------------------          ----------------------      ---------------------        ---------------------
(shares in thousands)                      Wtd. Avg.                   Wtd. Avg.                    Wtd. Avg.
                                Shares    Exer. Price       Shares    Exer. Price        Shares    Exer. Price
                                ------    -----------       ------    -----------        ------    -----------
Outstanding at
    beginning of year              648       $9.81            482        $8.83             227        $6.81
Granted                            422        8.52            230        11.93             271        10.39
Exercised                          (22)       7.09            (23)        6.56             (15)        6.62
Forfeited                          (66)      12.57            (41)       12.14              (1)        8.13
                                  -----                      -----                       -----
Outstanding at
    end of year                    982       $9.13            648        $9.81             482        $8.83
                                   ===       =====            ===        =====             ===        =====

Options exercisable at end
    of year                        451       $9.01            295        $8.65             227        $7.83
                                   ===       =====            ===        =====             ===        =====

         The following table summarizes information concerning options outstanding and exercisable options as of October 31, 1997:


(shares in thousands)                     Weighted-
                                           Average             Weighted-                               Weighted-
 Range of Exercise        Number           Remaining       Average Exercise         Options        Average Exercise
      Prices           Outstanding     Contractual Life          Price            Exercisable            Price
-------------------------------------------------------------------------------------------------------------------
       $1-$4                 1                .1 years         $  2.33                   1              $  2.33
       $4-$8               218               7.0                  6.96                 147                 6.53
      $8-$12               705               8.1                  9.37                 277                 9.84
      $12-$15               58               8.4                 14.65                  26                14.48


         Effective November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the 1993 Stock Option Plan since the exercise price for all options granted was equal to the fair value of the common stock on the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal 1997 and 1996, consistent with the method provided in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

YEAR ENDED OCTOBER 31,                  1997             1996
--------------------------------     ----------       ----------
(In thousands, except per share amounts)

Net income:
         As reported                 $    5,122       $    2,768
         Pro forma                        4,076            2,248

Earnings per share:
         As reported                 $      .48       $      .25
         Pro forma                          .38              .20

Weight average fair value of         $     6.11       $     9.64
options granted during the
year

         The fair value of options granted under the various option plans during fiscal 1997 and 1996 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

YEAR ENDED OCTOBER 31,                       1997               1996
--------------------------------       --------------     --------------
Dividend yield                             None               None
Expected volatility                          52.6%              67.8%
Risk-free interest rate                       6.5%               6.5%
Expected life of options                 9.77 years         9.77 years

         The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can significantly affect the fair value estimate, in management's opinion, use of the existing models for valuation does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

         WARRANTS AND REDEEMABLE WARRANTS:

         As of October 31, 1997, there were 80,000 warrants outstanding to purchase common stock at $10.47 per share. In fiscal 1996 and 1995, the holders exercised 45,000 and 25,000 warrants, respectively. No warrants were exercised in fiscal 1997.

         In fiscal 1995, the Company sold options for redeemable warrants at $.11 each to purchase 165,000 shares of common stock at $9.30 per share. The holders exercised 61,000 and 30,000 of these warrants in fiscal 1996 and 1995, respectively. As of October 31, 1997, 74,000 redeemable warrants to purchase common stock were outstanding. These warrants will expire January 20, 1998.

7.  COMMON STOCK REPURCHASE:

         In October 1996, the Company's Board of Directors approved a resolution providing for the repurchase of up to $5,000,000 of its outstanding common stock. The Company repurchased 569,000 shares using the total authorization. In the second quarter of fiscal 1997, the Company's Board of Directors approved a resolution authorizing repurchase of an additional $5,000,000 of its outstanding common stock. The Company repurchased 257,000 shares at a total cost of $1,896,000 under this second authorization. Separately, the Board of Directors authorized the repurchase of up to $3,500,000 of common stock from the Company's former Chairman of the Board and his wife, a former director. The Company repurchased 424,000 shares in October 1997 at a total cost of $3,500,000 under this authorization.

8.  RELATED PARTY TRANSACTIONS:

         The Company advanced $300,000 to its former Chairman of the Board and a former director, respectively, in fiscal 1994. The note receivable bears interest at prime plus 1% (9.5% at October 31, 1997), is secured by a second mortgage on their primary residence, and matures in February 1998. Subsequent to October 31, 1997, the loan plus accrued interest was repaid. In fiscal 1997, the Company advanced $300,000 to its President, Chief Executive Officer and current Chairman of the Board. The note receivable is secured by 17,000 shares of the Company's common stock, bears interest at 7% and matures in November 1999.

         The Company has a non-interest bearing obligation to an Executive Vice President and director related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation has been discounted at a rate of seven percent. The obligation is payable as follows:

YEAR ENDING OCTOBER 31,

(In thousands)
                       1998              $529
                       1999               523
                       2000               547
                       2001               581
                       2002                67
                                     ----------
                                        2,247

Less: current portion                    (529)
                                     ----------
                                       $1,718
                                     ==========

9.  DEFINED CONTRIBUTION PLAN:

         The Company sponsors a defined contribution plan which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan equal to a percentage of employee contributions. No matching contributions were made to the plan during the fiscal years ended October 31, 1997, 1996 and 1995.

10. EXPORT SALES:

         In fiscal 1997, 1996, and 1995, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 17%, 14%, and 23%, respectively, of total revenue.



                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                                Quarter Ended
                                             -----------------------------------------------------
In thousands, except per share amounts       January 31    April 30        July 31      October 31
--------------------------------------------------------------------------------------------------
FISCAL 1997

Revenue                                      $   6,487     $   7,452      $   7,448     $   7,349

Gross Profit                                     4,094         4,832          4,749         4,568

Operating Income                                 1,330         1,929          1,852         1,575

Net Income                                       1,077         1,418          1,341         1,286

Earnings per Share                                 .10           .13            .13           .12


FISCAL 1996

Revenue                                      $   4,749     $   5,453      $   5,884     $   6,501

Gross Profit                                     3,172         3,713          3,572         3,742

Operating Income                                 1,528         1,754          1,507           761

Net (Loss) Income                               (1,097)        1,545          1,435           885

(Loss) Earnings per Share                         (.10)          .14            .13           .08


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Directors of the Registrant.
          The information under the caption "Election of Directors" in the Company's 1997 Proxy Statement is incorporated herein by reference.

     (b)  Executive Officers of the Registrant.
          The information under the caption "Executive Officers" in the Company's 1997 Proxy Statement is incorporated herein by reference.

     (c)  Compliance With Section 16 (a) of the Exchange Act.
          The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation," "Stock Performance Graph," and "Termination of Employment Arrangement" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Relationships and Related Party Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.    Financial Statements

                  The following consolidated financial statements and independent auditors' reports are filed as part of this Report on Form 10-K.

                        Independent Auditors' Reports

                        Consolidated Income Statements for the years ended October 31, 1997, 1996, and 1995

                        Consolidated Balance Sheets as of October 31, 1997 and 1996

                        Consolidated Statements of Shareholders' Equity for the years ended October 31, 1997, 1996, and 1995

                        Consolidated Statements of Cash Flows for the years ended October 31, 1997, 1996, and 1995

                        Notes to Consolidated Financial Statements

                        Quarterly Financial Data (unaudited)

      (a)   2.    Financial Statement Schedules

                  All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

            3.    Exhibits

                  3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                  3.2 Bylaws of Shuffle Master, Inc. (Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33-53994C)

                  10.1 Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)

                  10.2 Office/Warehouse lease dated August 7, 1995, between Shuffle Master, Inc. and Gerald A. Portnoy (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                  10.3 Office/Warehouse lease dated October 6, 1995, between Shuffle Master, Inc. and Gerald A. Portnoy (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                  10.4 Office Lease dated August 7, 1995, between Shuffle Master, Inc. and Gerald Portnoy (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                  10.5 Shuffle Master, Inc. Outside Directors' Option Plan (Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)

                  10.6 Office lease dated August 9, 1995, between Shuffle Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                  10.7 Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.1 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                  10.8 Purchase Agreement, by and between Shuffle Master, Inc., and Well Suited L.L.C., and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.2 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                  10.9 Purchase/License Agreement, by and between Shuffle Master, Inc., and Visual Communications Consultants, Inc. dba Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.3 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                  10.10 Termination of Employment Arrangement for Joseph J.
                        Lahti, as excerpted from the October 27, 1997 minutes of the Board of Directors meeting

                  23.1  Independent Auditors' Consent

                  23.2  Independent Auditors' Consent

                  27.0  Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHUFFLE MASTER, INC.


Dated:      January 28, 1998          By: /s/ Joseph J. Lahti
                                          --------------------------------------
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                             Title                          Date
           ---------                             -----                          ----
/s/ Joseph J. Lahti             President, Chief Executive Officer,       January 28, 1998
-----------------------------   Treasurer and Chairman of the Board
Joseph J. Lahti

/s/ Gary W. Griffin             Chief Financial Officer                   January 28, 1998
-----------------------------
Gary W. Griffin

/s/ John A. Rahja               Vice President and Controller             January 28, 1998
-----------------------------
John A. Rahja

/s/ Mark L. Yoseloff            Executive Vice President and Director     January 28, 1998
-----------------------------
Mark L. Yoseloff

                                Director                                  January 28, 1998
-----------------------------
David W. Rogers

/s/ Patrick R. Cruzen           Director                                  January 28, 1998
-----------------------------
Patrick R. Cruzen

/s/ Thomas A. Sutton            Director                                  January 28, 1998
-----------------------------
Thomas A. Sutton
