Form 10-Q
period 1998-01-31
SHUFFLE MASTER INC
filed 1998-03-11
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998

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

                            Yes __X__        No _____

As of March 9, 1998, there were 9,991,177 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      JANUARY 31,   OCTOBER 31,
 (IN THOUSANDS)                                                       ----------    ----------
 ASSETS                                                                  1998          1997
                                                                      ----------    ----------
                                                                      (unaudited)
 CURRENT ASSETS:
     Cash and cash equivalents                                        $    1,577    $    1,053
     Investments                                                          15,929        15,253
     Accounts receivable, net                                              6,860         5,354
     Note receivable from related party                                      333           697
     Inventories                                                           2,163         2,317
     Other current assets                                                    688           818
                                                                      ----------    ----------

       Total current assets                                               27,550        25,492

 SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
     LEASES, NET, AND HELD FOR LEASE                                       6,775         7,497

 PROPERTY AND EQUIPMENT, NET                                               3,540         3,744

 INTANGIBLE ASSETS, NET                                                    3,679         3,840

 OTHER ASSETS                                                                245           153
                                                                      ----------    ----------

                                                                      $   41,789    $   40,726
                                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Accounts payable                                                 $      640    $      600
     Accrued liabilities:
         Compensation                                                        722         1,232
         Expenses                                                            216           251
     Current portion of long-term obligation to related party                529           529
     Customer deposits and unearned revenue                                1,937         1,946
     Tournament playoff liability                                           --             198
     Incomes taxes payable                                                   470          --
                                                                      ----------    ----------

       Total current liabilities                                           4,514         4,756

 DEFERRED INCOME TAXES                                                       141           141

 LONG-TERM OBLIGATION TO RELATED PARTY                                     1,595         1,718

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 30,000 shares authorized, 9,975
         and 9,968 shares issued and outstanding, respectively               100           100
     Additional paid-in capital                                           26,954        26,905
     Retained earnings                                                     8,485         7,106
                                                                      ----------    ----------
       Total shareholders' equity                                         35,539        34,111
                                                                      ----------    ----------

                                                                      $   41,789    $   40,726
                                                                      ==========    ==========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                      ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1998          1997
REVENUE:                                              ----------    ----------

Shuffler lease                                        $    2,334    $    2,707
Shuffler sales                                             2,816         1,706
Let It Ride(R)table game                                   1,725         1,899
Other                                                        416           175
                                                      ----------    ----------
                                                           7,291         6,487
COSTS AND EXPENSES:

Cost of leases, sales and Let It Ride(R) table game        2,544         2,393
Selling, general and administrative                        2,296         2,427
Research and development                                     552           337
                                                      ----------    ----------
                                                           5,392         5,157
                                                      ----------    ----------

INCOME FROM OPERATIONS                                     1,899         1,330

Interest income, net                                         210           347
                                                      ----------    ----------

Income before income taxes                                 2,109         1,677
Provision for income taxes                                   730           600
                                                      ----------    ----------

NET INCOME                                            $    1,379    $    1,077
                                                      ==========    ==========


EARNINGS PER COMMON SHARE                             $      .14    $      .10
                                                      ==========    ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION         $      .14    $      .10
                                                      ==========    ==========

WEIGHTED AVERAGE COMMON SHARES                            10,061        11,122
                                                      ==========    ==========

WEIGHTED AVERAGE COMMON SHARES - ASSUMING DILUTION        10,082        11,212
                                                      ==========    ==========


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                -------------------------
(IN THOUSANDS)                                                     1998           1997
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $    1,379     $    1,077
      Adjustments to reconcile net income to net cash
                provided (used) by operating activities:
            Depreciation and amortization                              945            826
            Provision for bad debts                                     90           --
            Provision for inventory obsolescence                       113            150
      Changes in operating assets and liabilities:
            Accounts receivable                                     (1,596)        (1,301)
            Inventories                                                 41         (1,124)
            Other current assets                                       130            (35)
            Accounts payable and accrued liabilities                  (505)          (243)
            Customer deposits and unearned revenue                      (9)           497
            Tournament playoff liability                              (198)          (237)
            Income taxes payable                                       470            264
                                                                ----------     ----------

            Net cash provided (used) by operating activities           860           (126)
                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                      (6,617)       (14,217)
      Proceeds from the sales and maturity of investments            5,941         15,800
      Payments for systems leased and held for lease                   (29)        (1,666)
      Proceeds received on note receivable                             378           --
      Purchases of property and equipment                              (31)          (562)
      Other                                                             95           (271)
                                                                ----------     ----------

            Net cash used by investing activities                     (263)          (916)
                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term obligation                                 (75)          --
      Repurchase of common stock                                      --           (1,614)
      Proceeds from issuance of common stock                             2             11
                                                                ----------     ----------

            Net cash used by financing activities                      (73)        (1,603)
                                                                ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   524         (2,645)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,053          3,440
                                                                ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    1,577     $      795
                                                                ==========     ==========

NON-CASH TRANSACTION:
      Payment of debt with common stock                         $       47     $     --
                                                                ==========     ==========

CASH PAID FOR:
      Income taxes                                              $       20     $      337
                                                                ==========     ==========
      Interest                                                  $       24     $     --
                                                                ==========     ==========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.    Interim Financial Statements:

      The financial statements as of January 31, 1998, and for the three month periods ended January 31, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim period. The results of operations for the three months ended January 31, 1998, are not necessarily indicative of the results to be expected for the year ended October 31, 1998. These interim statements should be read in conjunction with the Company's October 31, 1997, financial statements and notes thereto included in its Form 10-K.


2.    Inventories:

              DESCRIPTION            JANUARY 31, 1998     OCTOBER 31, 1997
      ---------------------------    ----------------     ----------------
      (In thousands)

      Raw materials and parts           $     1,856         $     1,580

      Work-in-process                           622                 635

      Finished goods                             35                 337
                                        -----------         -----------
                                              2,513               2,552

      Less: Valuation allowance                (350)               (235)
                                        -----------         -----------
                                        $     2,163         $     2,317
                                        ===========         ===========


3.    Systems and equipment leased and held for lease:

      Systems and equipment leased and held for lease includes the various models of shufflers and Let It Ride(R) table equipment and video machines and equipment.

                   DESCRIPTION               JANUARY 31, 1998   OCTOBER 31, 1997
      -------------------------------------  ----------------   ----------------
      (In thousands)

      SYSTEMS AND EQUIPMENT LEASED:

            Shuffler systems                    $     4,841       $     4,790
            Let It Ride(R) equipment                  2,025             2,194
                                                -----------       -----------
                                                      6,866             6,984
            Less: Accumulated depreciation           (4,141)           (3,680)
                                                -----------       -----------
                                                      2,725             3,304
      SYSTEMS AND EQUIPMENT HELD FOR LEASE:

            Shuffler systems                          1,916             2,273
            Let It Ride(R) equipment                  2,134             1,920
                                                -----------       -----------
                                                $     6,775       $     7,497
                                                ===========       ===========

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4.    Common Stock:

      In the first quarter of fiscal 1997, the Company repurchased 179,100 shares at a total cost of $1,614,000. There were no share repurchases in the current year first quarter. As of January 31, 1998, the amount remaining for share repurchase under the second $5,000,000 board authorization was $3,104,000.

5.    Earnings per Share:

      Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share amounts for the first quarter of fiscal 1997 have been presented to conform with the requirements of SFAS 128. There was no change in earnings per share from previously reported amounts.

                                                                      THREE MONTHS ENDED
                                                                         JANUARY 31,
                                                                   ------------------------
      SHARE RECONCILIATION                                            1998          1997
      ---------------------------------------------------------    ----------    ----------
      (In thousands)
      EARNINGS PER SHARE:
            Weighted average shares outstanding                         9,975        11,122
            Shares to be issued under asset purchase                       86          --
                                                                   ----------    ----------

            Weighted average common shares                             10,061        11,122
                                                                   ==========    ==========

      EARNINGS PER SHARE - ASSUMING DILUTION:
            Weighted average shares outstanding                         9,975        11,122
            Shares to be issued under asset purchase                       86          --
            Dilutive impact of options and warrants outstanding            21            90
                                                                   ----------    ----------

            Weighted average common shares and potential
               dilutive shares outstanding                             10,082        11,212
                                                                   ==========    ==========

6.    Contingency:

      The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in the United States District Court in Nevada, Mississippi and Connecticut requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multidistrict Litigation the actions pending in Nevada and Connecticut have been transferred to the Southern District of Mississippi for coordinated or consolidated pretrial proceedings with the actions already pending in that District.

      The Company has agreed to defend and indemnify, and is defending and indemnifying all of its Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS


The following table sets forth selected financial information derived from the Company's Consolidated Income Statements:

                                                     THREE MONTHS
                                             --------------------------
PERIOD ENDED JANUARY 31,                        1998            1997
-----------------------------------------------------------------------

Revenue                                           100.0%         100.0%
Cost of products                                   34.9           36.9
                                             ----------     ----------
    Gross margin                                   65.1           63.1
                                             ----------     ----------
Selling, general and administrative                31.5           37.4
Research and development                            7.6            5.2
                                             ----------     ----------
    Income from operations                         26.0           20.5
Interest income, net                                2.9            5.3
                                             ----------     ----------
    Income before income taxes                     28.9           25.8
Provision for income taxes                         10.0            9.2
                                             ----------     ----------

    Net income                                     18.9%          16.6%
                                             ==========     ==========


REVENUE

Revenue for the three months ended January 31, 1998, was $7,291,000, an increase of $804,000 or 12.4% over the same period last year. Shuffler system sales increased to $2,816,000 in the current quarter compared to $1,706,000 in the first quarter last year. Current period unit sales were 366 and included two significant sales to international customers. Unit sales in the first quarter of the prior year were 207. The average per unit sales price decreased to $7,694 in the current quarter from $8,241 in the prior year due to the international sales noted above. Most international sales are made to distributors at prices generally lower than domestic sales pricing. Shuffler lease revenue decreased by $373,000 to $2,334,000 in the current year. The shuffler installed lease base was 1,614 at January 31, 1998, compared to 1,916 at January 31, 1997, and 1,600 at October 31, 1997. The installed base decreased during fiscal 1997 as the Company increased its sales conversions of units previously on lease. However, in the current year first quarter, conversion sales were 68 units, which was a significant decrease from the number of leased units converted to sales on an average quarterly basis in fiscal 1997. In fiscal 1998, the Company began to focus its sales efforts on increasing its installed base of leased shufflers.

Revenue from the Let It Ride(R) table game decreased by $174,000 from the first quarter last year. In the prior year, the Company's primary source of Let It Ride(R) table revenue was derived from collecting a percentage of a $1 side bet from its Tournament version of the game. The Tournament version was converted to Let It Ride Bonus(TM) during the fourth quarter of fiscal 1997. The Company collects a fixed monthly fee on a per table basis from the Bonus version. This fixed monthly fee revenue will generally be less than the revenue generated on a per table basis from the Tournament version. The installed base of Bonus tables was 243 at January 31, 1998, compared to 200 installed Tournament tables at January 31, 1997, and 222 installed Bonus tables at October 31, 1997. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game which is recorded on a monthly fixed fee similar to the Bonus game, but at prices significantly less than the Bonus game. There were 323 basic game tables installed at January 31, 1998. Sales of Let It Ride(R) table equipment totaled $93,000 in the current first quarter. Other revenue includes video revenue from Let It Ride Bonus(TM) video and Five Deck Frenzy(TM), and extended service contract revenue on sold shufflers. Five Deck Frenzy(TM) video placements under the joint marketing agreement with IGT were 124 as of January 31, 1998.

COSTS AND EXPENSES

Gross margin improved to 65.1% in the current year first quarter from 63.1% in the same period in the prior year. The gross margin improved due to greater operating efficiencies in the service area, and through a reduction of expenses in support of the Let It Ride(R) table game revenue. Field service expenses decreased to 10.4% of revenue in the current quarter compared to 14.6% in last year's first quarter. In the prior year, the Company incurred expenses for the Tournament version of Let It Ride(R). Similar expenses are not required to support the Bonus version. The inventory valuation provision was $113,000 in the current year compared to $150,000 last year due to valuation adjustments on certain Let It Ride(R) signage and video equipment. These favorable margin comparisons were offset by an increase in production related expenses due to a decrease in the number of new shufflers produced and an increase in shufflers reconditioned for lease installations in the current year first quarter compared to last year.

Selling, general and administrative expenses were $2,296,000, a decrease of $131,000 or 5.4%, from the prior year first quarter. Legal expenses were approximately $200,000 in the current period, a decrease of $100,000 from last year. Prior year legal expenses included costs in connection with a lawsuit by DD Stud, Inc. and Anchor Coin which was settled in August 1997. Staffing related expenses decreased by approximately $100,000 because of personnel reductions made during fiscal 1997. The decreases were partially offset by a $90,000 bad debt provision due to bankruptcy filings of two of the Company's customers. Research and development expenses were $552,000, an increase of $215,000 or 63.7% from the prior year. In the second quarter of fiscal 1997, the Company created a new games development group in its Las Vegas office which is included with research and development expenses. Much of the expense increase resulted from activities in support of new game development, including amortization expense for purchased new games. In addition, the Company incurred additional expenses as it continues development of new shuffler systems.

INTEREST INCOME, NET

Interest income, net, was $210,000 in the current year first quarter compared to $347,000 in the prior year. Cash and investments were $17,506,000 at January 31, 1998, compared to $22,250,000 at January 31, 1997. Cash and investments decreased as the Company expended $10,396,000 for share repurchases during fiscal 1997.

INCOME TAXES

The Company recorded an income tax provision at an effective rate of 34.6% in the current year first quarter compared to a tax provision of 34.6% for all of fiscal 1997. The effective current year tax rate reflects the anticipated tax benefit from the Company's foreign sales corporation.

EARNINGS PER SHARE

The Company earned $.14 per share for the current year first quarter compared to $.10 in the prior year. Weighted average shares outstanding - assuming dilution, decreased to 10,082,000 from 11,212,000 in the first quarter of fiscal 1997 due to the fiscal 1997 repurchase of 1,241,000 shares.

                         LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998, the Company had cash and cash equivalents, and investments totaling $17,506,000, compared to $16,306,000 at October 31, 1997. The current ratio increased to 6.1 to 1 from 5.4 to 1 at October 31, 1997, while working capital increased to $23,036,000 at January 31, 1998, from $20,736,000 at October 31, 1997.

Cash provided by operations totaled $860,000 in the current year first quarter compared to cash used by operations of $126,000 in the first quarter of last year. Significant items under cash flows from operating activities in the current period include net income of $1,379,000, and non-cash charges for depreciation and amortization, and inventory and bad debt allowance provisions of $1,148,000. Uses of cash include an increase of $1,596,000 in accounts receivable resulting from increased shuffler sales and extended payment terms on certain of the shuffler sales. Accounts payable and accrued liabilities used $505,000 of cash principally for the payment of certain compensation earned for meeting fiscal 1997 financial objectives. Investing activities include an increase in the investments balance of $676,000, and receipt of $378,000 in payment of an outstanding note receivable.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance its current operations, share repurchase program, and new product development for the foreseeable future.

                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's products in new jurisdictions and new products as introduced; higher than expected product development and/or product roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving Shuffle Master specifically, and for the gaming industry in general; and the relative financial health of the gaming industry both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1995, the Company filed a declaratory judgment action against D&D Gaming, and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involve the Company's Let It Ride The Tournament(TM) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc. The Company has been sued in District Court in Nevada, Mississippi and Connecticut. See additional discussion regarding this legal proceeding under Note 6 to the Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit 27            Financial Data Schedule
      (b)  Reports on Form 8-K:  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date: March 11, 1998



/s/ Gary W. Griffin
---------------------------------
Gary W. Griffin
Chief Financial Officer




/s/ John A. Rahja
---------------------------------
John A. Rahja
Vice President and Controller