Form 10-Q
period 1998-04-30
SHUFFLE MASTER INC
filed 1998-06-11
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


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

                          Yes   __X__       No ____

As of June 9, 1998, there were 10,007,486 shares of the Company's $.01 par value common stock outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                                          APRIL 30,       OCTOBER 31,
                                                                       -----------      -----------
ASSETS                                                                    1998              1997
                                                                       -----------      -----------
                                                                       (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                     $     2,390      $     1,053
         Investments                                                        17,610           15,253
         Accounts receivable, net                                            5,470            5,354
         Note receivable from related party                                    332              697
         Inventories                                                         1,935            2,317
         Other current assets                                                2,129              818
                                                                       -----------      -----------

                  Total current assets                                      29,866           25,492

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
         LEASES, NET, AND HELD FOR LEASE                                     6,117            7,497

PROPERTY AND EQUIPMENT, NET                                                  3,417            3,744

INTANGIBLE ASSETS, NET                                                       3,519            3,840

OTHER ASSETS                                                                   375              153
                                                                       -----------      -----------
                                                                       $    43,294      $    40,726
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                              $       785      $       600
         Accrued liabilities:
              Compensation                                                     936            1,232
              Expenses                                                         228              251
         Customer deposits and unearned revenue                              1,821            1,946
         Tournament playoff liability                                         --                198
         Current portion of long-term obligation to related party              529              529
                                                                       -----------      -----------

                  Total current liabilities                                  4,299            4,756

DEFERRED INCOME TAXES                                                          141              141

LONG-TERM OBLIGATION                                                         1,470            1,718

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value, 30,000 shares
              authorized, 10,001 and 9,968 shares
              issued and outstanding, respectively                             100              100
         Additional paid-in capital                                         27,172           26,905
         Retained earnings                                                  10,112            7,106
                                                                       -----------      -----------
              Total shareholders' equity                                    37,384           34,111
                                                                       -----------      -----------
                                                                       $    43,294      $    40,726
                                                                       ===========      ===========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


(IN THOUSANDS, EXCEPT PER               THREE MONTHS ENDED               SIX MONTHS ENDED
SHARE AMOUNTS)                               APRIL 30,                       APRIL 30,
                                    --------------------------      --------------------------
                                       1998            1997            1998            1997
                                    ----------      ----------      ----------      ----------
REVENUE:

Shuffler lease                      $    2,376      $    2,877      $    4,710      $    5,584
Shuffler sales                           1,235           2,293           4,050           3,999
Let It Ride(R)table game                 1,866           1,977           3,590           3,875
Video                                    1,290             112           1,447             160
Other                                      365             193             626             321
                                    ----------      ----------      ----------      ----------
                                         7,132           7,452          14,423          13,939
COSTS AND EXPENSES:

Cost of products                         2,026           2,620           4,570           5,013
Selling, general and administrative      2,226           2,522           4,521           4,950
Research and development                   611             381           1,164             718
                                    ----------      ----------      ----------      ----------
                                         4,863           5,523          10,255          10,681
                                    ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS                   2,269           1,929           4,168           3,258

Interest income, net                       233             289             443             637
                                    ----------      ----------      ----------      ----------

Income before income taxes               2,502           2,218           4,611           3,895
Provision for income taxes                 875             800           1,605           1,400
                                    ----------      ----------      ----------      ----------

NET INCOME                          $    1,627      $    1,418      $    3,006      $    2,495
                                    ==========      ==========      ==========      ==========

EARNINGS PER COMMON SHARE           $      .16      $      .13      $      .30      $      .23
                                    ==========      ==========      ==========      ==========
EARNINGS PER COMMON SHARE
     -- ASSUMING DILUTION           $      .16      $      .13      $      .30      $      .23
                                    ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES          10,073          10,938          10,067          11,027
                                    ==========      ==========      ==========      ==========
WEIGHTED AVERAGE COMMON SHARES
     --ASSUMING DILUTION                10,190          10,978          10,136          11,089
                                    ==========      ==========      ==========      ==========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         SIX MONTHS ENDED
                                                                             APRIL 30,
                                                                   ---------------------------
(IN THOUSANDS)                                                         1998          1997
                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $     3,006     $     2,495
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                   1,869           1,781
         Provision for inventory obsolescence                              231             323
         Provision for bad debts                                            91            --
    Changes in operating assets and liabilities:
         Accounts receivable                                              (207)           (650)
         Inventories                                                       151            (657)
         Other current assets                                           (1,311)           (123)
         Accounts payable and accrued liabilities                         (134)            (34)
         Customer deposits and unearned revenue                           (125)            431
         Tournament playoff liability                                     (198)         (1,033)
                                                                   -----------     -----------

         Net cash provided by operating activities                       3,373           2,533
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                           (11,464)        (38,658)
    Proceeds from the sales and maturity of investments                  9,107          43,242
    Proceeds received on note receivable                                   378            --
    Payments for systems and equipment leased and                         (236)         (2,958)
         held for lease
    Purchases of property and equipment                                   (150)         (1,028)
    Other                                                                  310            (366)
                                                                   -----------     -----------

         Net cash (used) provided by investing activities               (2,055)            232
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligation to related party                     (154)           --
    Repurchase of common stock                                            --            (5,000)
    Proceeds from issuance of common stock                                 173              47
                                                                   -----------     -----------

         Net cash provided (used) by financing activities                   19          (4,953)
                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,337          (2,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,053           3,440
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     2,390     $     1,252
                                                                   ===========     ===========

CASH PAID FOR:
    Income taxes                                                   $     1,355     $     1,420
                                                                   ===========     ===========
    Interest                                                       $        49     $      --
                                                                   ===========     ===========

NON-CASH TRANSACTIONS:
    Payment of debt with common stock                              $        94     $      --
                                                                   ===========     ===========


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Financial Statements:

     The financial statements as of April 30, 1998, and for the three and six month periods ended April 30, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and six month periods ended April 30, 1998, are not necessarily indicative of the results to be expected for the year ending October 31, 1998. These interim statements should be read in conjunction with the Company's October 31, 1997, financial statements and notes thereto included in its Form 10-K.


2.   Inventories:


             DESCRIPTION                APRIL 30, 1998        OCTOBER 31, 1997
     ---------------------------        --------------        ----------------
     (In thousands)

     Raw materials                       $      1,631           $      1,580
     Work-in-process                              667                    635
     Finished goods                                62                    337
                                         ------------           ------------
                                                2,360                  2,552
     Less:  Valuation allowance                  (425)                  (235)
                                         ------------           ------------

                                         $      1,935           $      2,317
                                         ============           ============


3.   Systems and Equipment Leased and Held for Lease:

     Systems and equipment leased and held for lease includes the various models of shufflers, Let It Ride(R) table equipment and video machines.


                 DESCRIPTION                  APRIL 30, 1998  OCTOBER 31, 1997
     --------------------------------------   --------------  ----------------
     (In thousands)

     SYSTEMS AND EQUIPMENT LEASED:
              Shuffler systems                   $    5,021     $    4,790
              Table and video equipment               1,922          2,194
                                                 ----------     ----------
                                                      6,943          6,984
              Less: Accumulated depreciation         (4,375)        (3,680)
                                                 ----------     ----------
                                                      2,568          3,304
     SYSTEMS AND EQUIPMENT HELD FOR LEASE:
              Shuffler systems                        1,922          2,273
              Table and video equipment               1,627          1,920
                                                 ----------     ----------

                                                 $    6,117     $    7,497
                                                 ==========     ==========


4.   License Agreement:

     In April 1998, the Company entered into an agreement with Bally Gaming, Inc. for the development, manufacture and marketing of a casino video slot game version of Let's Make A Deal. The Company granted Bally Gaming, Inc. an exclusive license for the use of Let's Make a Deal intellectual property in gaming machines in certain jurisdictions, and received license fee income of $1,000,000. This license fee income is included with video revenue in the Consolidated Income Statement. Future revenue and expenses related to the development and distribution of the game will be shared equally by the Company and Bally Gaming, Inc.

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   Common Stock:

     During the first six months of 1997, the Company repurchased 569,000 shares of its common stock at a total cost of $5,000,000. In April 1997, the Board of Directors authorized the repurchase of an additional $5,000,000 of the Company's common shares. No shares have been repurchased under this authorization during fiscal 1998. The amount remaining for share repurchase under this second authorization was $3,104,000 at April 30, 1998.


6.   Earnings per Share:

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share amounts for the second quarter and six months of fiscal 1997 have been presented to conform with the requirements of SFAS 128. There was no change in earnings per share from previously reported amounts.

                                                              THREE MONTHS ENDED
                                                                   APRIL 30,
                                                            --------------------
     SHARE RECONCILIATION                                      1998       1997
     ---------------------------------------------------    ---------   --------
     (In thousands)

      EARNINGS PER SHARE:
            Weighted average shares outstanding                9,992      10,830
            Shares to be issued under asset purchase              81         108
                                                            --------    --------

            Weighted average common shares                    10,073      10,938
                                                            ========    ========

      EARNINGS PER SHARE - ASSUMING DILUTION:
            Weighted average shares outstanding                9,992      10,830
            Shares to be issued under asset purchase              81         108
            Dilutive impact of options and warrants
               outstanding                                       117          40
                                                            --------    --------

            Weighted average common shares and potential
               dilutive shares outstanding                    10,190      10,978
                                                            ========    ========


7.   Contingency:

     The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in United States District Court in Nevada, Mississippi and Connecticut requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multidistrict Litigation the actions pending in Nevada and Connecticut have been transferred to the Southern District of Mississippi for coordinated or consolidated pretrial proceedings with the actions already pending in that District.

     In addition to the above consolidated actions, Progressive Games, Inc. has sued Boardwalk Regency Corporation, dba Caesars Atlantic City in United States District Court in New Jersey, alleging that its use of the Company's Let It Ride Bonus(TM) game infringes one of Progressive Game, Inc.'s patents. Progressive Games, Inc. is requesting injunctive relief and damages.

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   Contingency (continued):

     The Company has agreed to defend and indemnify, and is defending and indemnifying Boardwalk Regency Corporation as well as all of its other Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(TM) and Let It Ride Bonus(TM) table games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Income Statements:

                                                    THREE MONTHS                            SIX MONTHS
                                        -----------------------------------     ---------------------------------
PERIOD ENDED APRIL 30,                        1998                1997                1998              1997
------------------------------------    ----------------    ---------------     ---------------    --------------
Revenue                                        100.0%              100.0%              100.0%           100.0%
Cost of products                                28.4                35.2                31.7             36.0
                                        ----------------    ---------------     ---------------    --------------
  Gross margin                                  71.6                64.8                68.3             64.0
                                        ----------------    ---------------     ---------------    --------------
Selling, general and administrative             31.2                33.8                31.3             35.5
Research and development                         8.6                 5.1                 8.1              5.2
                                        ----------------    ---------------     ---------------    --------------
  Income from operations                        31.8                25.9                28.9             23.3
Interest income, net                             3.3                 3.9                 3.1              4.6
                                        ----------------    ---------------     ---------------    --------------
  Income before income taxes                    35.1                29.8                32.0             27.9
Provision for income taxes                      12.3                10.8                11.1             10.0
                                        ----------------    ---------------     ---------------    --------------

  Net income                                    22.8%               19.0%               20.9%            17.9%
                                        ================    ===============     ===============    ==============

REVENUE

Revenue for the three months ended April 30, 1998, was $7,132,000, a decrease of $320,000 or 4.3% compared to the same period last year. Current period revenue included $1,000,000 of license fee revenue received from the assignment of certain licensing rights to Bally Gaming, Inc. (see further discussion regarding this license agreement in Note 4 to the Consolidated Financial Statements). This amount was included with video revenue in the Consolidated Income Statement. Other video revenue included amounts from Let It Ride(R) Bonus video and Five Deck Frenzy(TM). As of April 30, 1998, there were 171 Five Deck Frenzy video placements under the joint marketing agreement with IGT.

During fiscal 1997, the Company placed strong emphasis on solidifying customer commitment to its shuffler products by emphasizing sales of shufflers, including a significant number of leased units converted to sales. As a result of this sales emphasis, the shuffler lease base declined during fiscal 1997. Having made significant progress in total placements of shufflers, and with new generations of shuffler products expected to be available in late fiscal 1998 and in fiscal 1999, the Company began to reemphasize leasing in fiscal 1998. With the emphasis on shuffler sales, including lease conversions during fiscal 1997, shuffler lease revenue decreased by $501,000 from the second quarter of last year. There were 1,670 shufflers on lease at April 30, 1998, up from 1,600 at October 31, 1997, but down from 1,904 on lease at April 30, 1997. Shuffler sales decreased to $1,235,000 in the current quarter compared to $2,293,000 in the prior year second quarter as the Company began to focus its placement efforts on leasing. Current quarter unit sales were 191 compared to 290 in the second quarter of fiscal 1997, with 123 and 208 conversion sales in the current and prior year second quarters, respectively.

Revenue from the Let It Ride(R) table game was $1,866,000 in the current year second quarter compared to $1,977,000 in the prior year. Current year revenue includes fixed fee amounts from Let It Ride Bonus(TM) and Let It Ride(R)Basic tables, and revenue from Let It Ride(R) equipment sales. Prior year Let It Ride revenue was generated from the Company's percentage of the $1 side bet option on Let It Ride(R) The Tournament(TM) tables. The installed base of Bonus tables was 290 at April 30, 1998 compared to 187 Tournament tables installed at April 30, 1997, and 220 installed Bonus tables at October 31, 1997. In addition, there were 287 Let It Ride(R) Basic tables in casinos at April 30, 1998 compared to 338 at April 30, 1997. The decrease in Basic tables principally resulted from casinos converting to the Bonus game.

Revenue for the six months ended April 30, 1998, was $14,423,000, an increase of $484,000 or 3.5% over the six month period ended April 30, 1997. Video revenue increased by $1,287,000 as noted above.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Shuffler lease revenue decreased by $874,000 to $4,710,000 in the current year compared to $5,584,000 in the prior year period, while shuffler sales were approximately $4,000,000 for both periods. Shuffler sales were approximately $1,000,000 greater in the current year first quarter compared to the prior year first quarter, while current year second quarter shuffler sales were approximately $1,000,000 less than the second quarter last year. Let It Ride(R) table game revenue decreased by $285,000 compared to last year's six month period because of the lower revenue generated on a per table basis by the Bonus game compared to the Tournament version. Other revenue increased by $305,000 from the prior year, principally due to revenue from extended service contracts on sold shufflers.


COSTS AND EXPENSES

Gross margin was 71.6% and 68.3% for the current quarter and six months, compared to 64.8% and 64.0% in the prior year. The margin increase resulted primarily from the recording of the license fee revenue under the Bally Gaming, Inc. agreement. Excluding the license fee revenue from gross margin for purposes of comparison, gross margin would have been 67.0% and 66.0% for the current quarter and six months. The gross margin improved due to lower direct and support costs for the Let It Ride(R) table game compared to Let It Ride The Tournament(TM) . In addition, the Company provided $118,000 and $231,000 to inventory valuation reserves in the current quarter and six months, respectively, for valuation adjustments on early version finished shufflers and component parts, and certain Let It Ride(R) equipment related to The Tournament. The obsolescence provision was $173,000 and $323,000 for the comparable periods in the prior year.

Selling, general and administrative expenses decreased by $296,000 to $2,226,000 in the current year second quarter, and by $429,000 to $4,521,000 in the six month period ended April 30, 1998. Legal fees were approximately $150,000 and $350,000 for the current quarter and six months, respectively, and were less than half of the legal expenses from the comparable periods in the prior year. Overall legal activities for the ongoing litigation decreased in the current year (see Note 7 to the Consolidated Financial Statements). Sales and marketing expenses decreased by $80,000 and $132,000 from the prior year quarter and six months due to the third quarter fiscal 1997 elimination of the training department. The current year first quarter expenses include a bad debt provision of $91,000 compared to no provision in the prior year, due to the bankruptcy filings of two of the Company's customers. Research and development expenses increased to $611,000 from $381,000 in the prior year second quarter, and to $1,164,000 compared to $718,000 for the six month period. The increased expenses were incurred for the development of new video games and shuffler systems. Market testing of several video games developed through a joint venture with IGT are expected to begin field test in the Company's third quarter of fiscal 1998. The Company recently announced the beginning of a field test for its newly developed single deck shuffler, called the ACE(TM).

INTEREST INCOME, NET

Interest income was $233,000 in the current second quarter and $443,000 for the current six month period, compared to $289,000 and $637,000, respectively, in the prior year. Current year invested cash balances are less than those in the prior year due to the use of $10,396,000 for fiscal 1997 common stock share repurchases.

INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 35.0% for the quarter and 34.8% year-to-date, compared to 36.1% and 35.9% in the prior year comparable periods. The current year effective tax rate is lower than the prior year and reflects the expected tax benefit from the Company's foreign sales corporation.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS PER COMMON SHARE

Earnings per common share was $.16 for the current year second quarter, and $.30 for the current six month period, compared to $.13 and $.23 for the prior year periods. Weighted average common shares - assuming dilution, decreased to 10,190,000 in the current quarter, and 10,136,000 for the current six month period compared to 10,978,000 and 11,089,000 in prior year comparable periods due to the repurchase of 1,241,000 shares of common stock during fiscal 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had cash and investments totaling $20,000,000, compared to $16,306,000 at October 31, 1997. The current ratio increased to 6.9 to 1 from 5.4 to 1 at October 31, 1997, while working capital increased to $25,567,000 at April 30, 1998, from $20,736,000 at October 31, 1997.

Cash flows from operating activities totaled $3,373,000 in the current six months compared to cash flows from operating activities of $2,533,000 in the same period last year. Significant items under cash flows from operating activities include net income of $3,006,000, and non-cash charges for depreciation and amortization, bad debt and inventory allowance provisions of $2,191,000. A significant use of cash was an increase of $1,311,000 in other current assets, principally due to the recording of the amount due from Bally Gaming, Inc. under the license agreement discussed in Note 4 to the Consolidated Financial Statements.

Under investing activities, the investment balance increased by $2,357,000 as the Company invested the cash generated by operations for the purchase of longer term securities with maturities of up to one year from purchase date. In fiscal 1997, payments for systems and equipment leased and held for lease included over $1,300,000 for the purchase of video slot machines and related equipment for the Let It Ride Bonus(TM) video. Property and equipment purchases were $1,028,000 in fiscal 1997 and included approximately $725,000 for leasehold improvements and furnishings for the facility under lease in Las Vegas, Nevada.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance its current operations and new product development for the foreseeable future.

                           FORWARD LOOKING STATEMENTS

This report contains forward looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's products in new jurisdictions and new products as introduced; higher than expected product development and/or product roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving Shuffle Master specifically, and for the gaming industry in general; and the relative financial health of the gaming industry both nationally and internationally; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In 1995, the Company filed a declaratory judgment action against D&D Gaming, Inc., and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involved the Company's Let It Ride The Tournament(TM) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc. The Company and its casino licensees have been sued in District Court in Nevada, Mississippi, Connecticut and New Jersey by Progressive Games, Inc. alleging that their use of Let It Ride Tournament(TM) and Let It Ride Bonus(TM) games infringe certain of Progressive Games, Inc.'s patents. See additional discussion regarding this legal proceeding under Note 7 to the Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Certain matters were submitted to the shareholders for their approval as set forth in the Company's Proxy Statement dated February 10, 1998, previously filed with the Securities and Exchange Commission:

     (a)  The Annual Meeting of Shareholders was held March 19, 1998.
     (b)  Matters voted upon:
               (1)  Directors elected at the meeting:

                                             Votes Cast For       Votes Withheld
                                             --------------       --------------

                    Patrick J. Cruzen           8,777,959             126,926
                    Joseph J. Lahti             8,721,179             183,706
                    David W. Rogers             8,711,589             193,296
                    Thomas A. Sutton            8,769,778             135,107
                    Mark L. Yoseloff            8,714,529             190,356


               (2) The proposal to decrease the number of directors to five was approved. 8,216,300 shares were voted in favor thereof, 433,677 shares voted against, and 254,908 shares abstained.

               (3) An amendment to the 1993 Stock Option Plan was approved. 7,849,055 shares voted in favor thereof, 734,908 shares voted against and 320,922 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: Exhibit 27, Financial Data Schedules
     (b)  Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)



Date: June 11, 1998



/s/ Gary W. Griffin
--------------------------------
Gary W. Griffin
Chief Financial Officer




/s/ John A. Rahja
--------------------------------
John A. Rahja
Vice President and Controller