Form 10-Q
period 1998-07-31
SHUFFLE MASTER INC
filed 1998-09-11
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                         Commission file number: 0-20820

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)

                     Minnesota
           (State or Other Jurisdiction                 41-1448495
         of Incorporation or Organization)   (IRS Employer Identification No.)



10901 Valley View Road, Eden Prairie            MN                      55344
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

                        Yes __X__                 No ____

As of August 31, 1998, there were 8,949,436 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS)                                                         JULY 31,     OCTOBER 31,
                                                                     -----------    -----------
ASSETS                                                                  1998            1997
                                                                     -----------    -----------
CURRENT ASSETS:                                                      (unaudited)
         Cash and cash equivalents                                   $       297    $     1,053
         Investments                                                      19,571         15,253
         Accounts receivable                                               2,865          5,354
         Note receivable from related party                                  337            697
         Inventories                                                       2,219          2,317
         Other current assets                                              2,480            818
                                                                     -----------    -----------

                  Total current assets                                    27,769         25,492

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
         LEASES, NET, AND HELD FOR LEASE                                   5,384          7,497

PROPERTY AND EQUIPMENT, NET                                                2,907          3,744

INTANGIBLE ASSETS, NET                                                     3,276          3,840

OTHER ASSETS                                                                 472            153
                                                                     -----------    -----------
                                                                     $    39,808    $    40,726
                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Office relocation charges                                   $     1,170    $        --
         Accounts payable                                                    723            600
         Accrued liabilities:
              Compensation                                                   905          1,232
              Expenses                                                       185            251
         Customer deposits and unearned revenue                            1,804          1,946
         Tournament playoff liability                                         --            198
         Current portion of long-term obligation to related party            529            529
                                                                     -----------    -----------

                  Total current liabilities                                5,316          4,756

DEFERRED INCOME TAXES                                                        141            141

LONG-TERM OBLIGATION TO RELATED PARTY                                      1,344          1,718

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock, $.01 par value; 30,000 shares
              authorized; 9,610 and 9,968 shares
              issued and outstanding, respectively                            96            100
         Additional paid-in capital                                       23,740         26,905
         Retained earnings                                                 9,171          7,106
                                                                     -----------    -----------
              Total shareholders' equity                                  33,007         34,111
                                                                     -----------    -----------
                                                                     $    39,808    $    40,726
                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


(IN THOUSANDS, EXCEPT PER SHARE             THREE MONTHS ENDED               NINE MONTHS ENDED
AMOUNTS)                                          JULY 31,                       JULY 31,
                                        --------------------------      --------------------------
                                           1998             1997            1998            1997
                                        -----------     -----------     -----------     -----------
REVENUE:

Shuffler lease                          $     2,502     $     2,729     $     7,212     $     8,313
Let It Ride(R)table game                      2,067           1,883           5,657           5,759
Shuffler sales                                  494           2,422           4,544           6,421
Video                                           141             192           1,588             351
Other                                           287             222             913             543
                                        -----------     -----------     -----------     -----------
                                              5,491           7,448          19,914          21,387
                                        -----------     -----------     -----------     -----------

COSTS AND EXPENSES:

Cost of products                              2,674           2,699           7,244           7,712
Office relocation expenses                    1,435              --           1,435              --
Selling, general and administrative           2,494           2,500           7,015           7,450
Research and development                        612             397           1,776           1,115
                                        -----------     -----------     -----------     -----------
                                              7,215           5,596          17,470          16,277
                                        -----------     -----------     -----------     -----------

(LOSS) INCOME FROM OPERATIONS                (1,724)          1,852           2,444           5,110

Interest income, net                            283             249             726             886
                                        -----------     -----------     -----------     -----------

(Loss) income before income taxes            (1,441)          2,101           3,170           5,996
Benefit (provision) for income taxes            500            (760)         (1,105)         (2,160)
                                        -----------     -----------     -----------     -----------

NET (LOSS) INCOME                       $      (941)    $     1,341     $     2,065     $     3,836
                                        ===========     ===========     ===========     ===========



(LOSS) EARNINGS PER COMMON
SHARE                                   $      (.09)    $       .13     $       .21     $       .35
                                        ===========     ===========     ===========     ===========

(LOSS) EARNINGS PER COMMON
SHARE -- ASSUMING DILUTION              $      (.09)    $       .13     $       .20     $       .35
                                        ===========     ===========     ===========     ===========


WEIGHTED AVERAGE COMMON SHARES               10,045          10,620          10,060          10,891
                                        ===========     ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
-- ASSUMING DILUTION                         10,045          10,660          10,132          10,946
                                        ===========     ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           NINE MONTHS ENDED
                                                                              JULY 31,
                                                                    ---------------------------
(IN THOUSANDS)                                                          1998            1997
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $     2,065     $     3,836
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                    2,789           2,773
         Office relocation and other charges                              2,650              --
         Provision for inventory obsolescence                               278             432
         Provision for bad debts                                            137              --
    Changes in operating assets and liabilities:
         Accounts receivable                                              2,352          (2,605)
         Inventories                                                       (270)           (122)
         Other current assets                                            (1,712)              6
         Tournament playoff liability                                      (198)            503
         Income taxes payable                                                --            (121)
         Accounts payable and accrued liabilities                          (270)            (37)
         Customer deposits and unearned revenue                            (142)            648
                                                                    -----------     -----------

         Net cash provided by operating activities                        7,679           5,313
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                            (17,664)        (60,706)
    Proceeds from the sale and maturity of investments                   13,346          65,522
    Proceeds received on note receivable                                    378              --
    Payments for systems and equipment leased and held for lease           (365)         (3,429)
    Purchases of property and equipment                                    (250)         (1,103)
    Other                                                                  (337)           (385)
                                                                    -----------     -----------

         Net cash used by investing activities                           (4,892)           (101)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligation to related party                      (232)           (250)
    Repurchase of common stock                                           (3,499)         (6,736)
    Proceeds from issuance of common stock                                  188              47
                                                                    -----------     -----------

         Net cash used by financing activities                           (3,543)         (6,939)
                                                                    -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (756)         (1,727)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,053           3,440
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       297     $     1,713
                                                                    ===========     ===========

CASH PAID FOR INCOME TAXES
    Income taxes                                                    $     1,447     $     2,291
                                                                    ===========     ===========
    Interest                                                        $        70     $        41
                                                                    ===========     ===========
NON-CASH TRANSACTIONS:
    Payment of debt with common stock                               $       142     $        --
                                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   Interim Financial Statements:

     The financial statements as of July 31, 1998, and for the three and nine month periods ended July 31, 1998 and 1997, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the year ending October 31, 1998. These interim statements should be read in conjunction with the Company's October 31, 1997, financial statements and notes thereto included in its Form 10-K.

2.   Office Relocation and Other Charges:

     In the quarter ended July 31, 1998, the Company recorded a pre-tax charge of $2,650,000, or $.17 per share, due to the relocation of the Company's corporate office from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and office lease cancellation costs. The Company recorded a valuation allowance of $940,000 against inventories of certain single deck shufflers and component parts, in advance of the planned introduction of the next generation of single deck shuffler model. This charge was recorded with the cost of products in the Consolidated Statements of Operations. Finally, miscellaneous assets totaling $275,000 were written off in the quarter ended July 31, 1998, and recorded in selling, general and administrative expenses.

3.   Inventories:

                 DESCRIPTION               JULY 31, 1998      OCTOBER 31, 1997
      -------------------------------    -----------------    ----------------
      (In thousands)

      Raw materials                       $       1,628        $       1,580
      Work-in-progress                              550                  635
      Finished goods                                575                  337
                                         -----------------    ----------------
                                                  2,753                2,552
      Less: Valuation allowance                    (534)                (235)
                                         -----------------    ----------------

                                          $       2,219        $       2,317
                                         =================    ================

4.   Common Stock Repurchase:

     In the current year third quarter, the Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares, or approximately 1,000,000 shares, in the open market or privately negotiated transactions. The Board of Directors authorized the repurchase of up to an additional 1,000,000 shares in August 1998. The Company repurchased 398,500 shares at a total cost of $3,499,000 during the quarter ended July 31, 1998. Subsequent to July 31, 1998, and up to August 31, 1998, the Company repurchased an additional 660,700 shares at a total cost of $5,324,000. As of August 31, 1998, the first authorization was completed, and approximately 940,000 shares remained for repurchase under the second authorization.


5.   Systems and Equipment Leased and Held for Lease:

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Systems and equipment leased and held for lease include the various models of shufflers, Let It Ride(R) table equipment and video machines.

                  DESCRIPTION                 JULY 31, 1998     OCTOBER 31, 1997
     -------------------------------------  -----------------   ----------------
     (In thousands)
     SYSTEMS AND EQUIPMENT LEASED:
           Shuffler systems                  $       5,435       $      4,790
           Table and video equipment                 1,960              2,194
                                            -----------------   ----------------
                                                     7,395              6,984
           Less: Accumulated depreciation           (4,665)            (3,680)
                                            -----------------   ----------------
                                                     2,730              3,304
     SYSTEMS AND EQUIPMENT HELD FOR LEASE:
           Shuffler systems                            836              2,273
           Table and video equipment                 2,434              1,920
                                            -----------------   ----------------
                                                     3,270              4,193
           Less: Valuation allowance                  (616)                --
                                            -----------------   ----------------
                                                     2,654              4,193
                                            -----------------   ----------------

                                             $       5,384       $      7,497
                                            =================   ================

6.    Earnings per Share:

      Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share amounts for the third quarter and nine months of fiscal 1997 have been presented to conform with the requirements of SFAS 128. There was no change in earnings per share from previously reported amounts.


                                                             THREE MONTHS ENDED
                                                                   JULY 31,
                                                            --------------------
      SHARE RECONCILIATION                                     1998       1997
      ---------------------------------------------------   ---------  ---------
      (In thousands)
      EARNINGS PER SHARE:
          Weighted average shares outstanding                  9,969      10,512
          Shares to be issued under asset purchase                76         108
                                                            ---------  ---------

          Weighted average common shares                      10,045     10,620
                                                            =========  =========

      EARNINGS PER SHARE - ASSUMING DILUTION:
          Weighted average shares outstanding                  9,969     10,512
          Shares to be issued under asset purchase                76        108
          Dilutive impact of options and warrants
             outstanding                                          --         40
                                                            ---------  ---------

          Weighted average common shares and potential
             dilutive shares outstanding                      10,045     10,660
                                                            =========  =========

     For the quarter ended July 31, 1998, the dilutive impact of options and warrants outstanding was excluded from the calculation since their inclusion would be antidilutive due to the quarterly net loss reported by the Company.

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.   Contingencies:

     The Company is involved in litigation with Progressive Games, Inc., a Florida corporation. The Company has a declaratory judgment action pending in United States District Court in Nevada, Mississippi and Connecticut requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company in United States District Court in Nevada, Mississippi and Connecticut alleging the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multidistrict Litigation the actions pending in Nevada and Connecticut have been transferred to the Southern District of Mississippi for coordinated or consolidated pretrial proceedings with the actions already pending in that District.

     In addition to the above consolidated actions, Progressive Games, Inc. sued Boardwalk Regency Corporation, dba Caesars Atlantic City in United States District Court in New Jersey, alleging that its use of the Company's Let It Ride Bonus(R) game infringes one of Progressive Games, Inc.'s patents. Progressive Games, Inc. requested and obtained a preliminary injunction against Boardwalk Regency Corporation. The Judicial Panel on Multi-District Litigation transferred this case to the District Court for the Southern District of Mississippi, where the Mississippi Court stayed the preliminary injunction pending the Mississippi Court's reconsideration of the New Jersey Court's decision. Progressive Games, Inc. sued four other New Jersey casinos and these actions have been stayed by the New Jersey Court pending their transfer to the Mississippi Court.

     Progressive Games, Inc., which is now owned by Mikohn Gaming Corporation, announced that it would be suing the Company and its casino customers who offer Let It Ride Bonus(R) under two recently obtained continuation patents. These additional patents are subject to the same defenses as Progressive Games, Inc.'s other patents.

     The Company has agreed to defend and indemnify, and is defending and indemnifying Boardwalk Regency Corporation as well as all of its other Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                                   THREE MONTHS                          NINE MONTHS
                                          ------------------------------    -------------------------------
PERIOD ENDED JULY 31,                         1998             1997              1998              1997
-------------------------------------------------------    -------------    --------------    -------------
Revenue                                       100.0%           100.0%            100.0%           100.0%
Cost of products                               48.7             36.2              36.4             36.1
                                          -------------    -------------    --------------    -------------
  Gross margin                                 51.3             63.8              63.6             63.9
                                          -------------    -------------    --------------    -------------
Office relocation expenses                     26.1              --                7.2              --
Selling, general and administrative            45.4             33.6              35.2             34.8
Research and development                       11.1              5.3               8.9              5.2
                                          -------------    -------------    --------------    -------------
  (Loss) income from operations               (31.3)            24.9              12.3             23.9
Interest income, net                            5.1              3.3               3.6              4.1
                                          -------------    -------------    --------------    -------------
  (Loss) income before income taxes           (26.2)            28.2              15.9             28.0
Benefit (provision) for income taxes            9.1            (10.2)             (5.5)           (10.1)
                                          -------------    -------------    --------------    -------------
  Net (loss) income                           (17.1%)           18.0%             10.4%            17.9%
                                          =============    =============    ==============    =============

REVENUE

Revenue for the quarter ended July 31, 1998, was $5,491,000 compared to revenue of $7,448,000 in the same period last year. Shuffler sales revenue decreased by $1,928,000 from the third quarter of last year. During the second and third quarters of fiscal 1998, the Company emphasized the leasing of shufflers domestically which resulted in decreased domestic sales. In the prior year third quarter, shuffler unit sales totaled 332, of which 199 units were sales conversions of units under lease or back-up units on the casino property. Current quarter unit sales totaled 72, with 9 of these sales field conversions of units previously on lease. Shuffler lease revenue was $2,502,000 in the current third quarter compared to $2,729,000 in the same period of the prior year. The current installed base of shufflers on lease was approximately 1,800 units compared to an installed base of leased shufflers of 1,850 at July 31, 1997, and 1,600 at October 31, 1997. The Company has added 200 shufflers to its lease base during the nine months ended July 31, 1998. Revenue from the Let It Ride(R) table game was $2,067,000 in the current quarter, an increase of $184,000 from the prior year third quarter. The Company converted Let It Ride The Tournament(R) tables to Let It Ride Bonus(R) tables during fourth quarter of fiscal 1997. Current year revenue includes fixed fee amounts from Let It Ride Bonus(R) and Let It Ride(R) Basic tables and revenue from Let it Ride(R) equipment sales. Prior year Let It Ride(R) revenue was generated from the Company's percentage of the $1 side bet option on Let It Ride The Tournament(R) tables and revenue from the Let It Ride(R) Basic game. As of July 31, 1998, there were 334 Bonus tables installed compared to 195 Tournament tables installed as of July 31, 1997. In addition, there were 253 Let It Ride(R) Basic tables installed in casinos as of July 31, 1998, compared to 359 at July 31, 1997. The decrease resulted from Basic tables being converted to Bonus tables during the current year.

Revenue for the nine months ended July 31, 1998, was $19,914,000, a decrease of $1,473,000 or 6.9% compared to the nine month period ended July 31, 1997. Shuffler sales decreased by $1,877,000 to $4,544,000 in the current nine month period due to the change in shuffler marketing strategy to emphasizing leases from sales as discussed above. Lease revenue decreased to $7,212,000 in the current year compared to $8,313,000 in the prior year period. Even though the Company has added 200 shufflers to the lease base during the current year, significant sales conversions from leased units late in

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                         RESULTS OF OPERATIONS (CONT'D)


fiscal 1997 decreased the lease base at the beginning of fiscal 1998, which decreased lease revenue early in fiscal 1998. Let It Ride(R) table game revenue decreased by $102,000, or 1.8% between the comparable nine month periods reflecting the higher revenue per table for the Let It Ride The Tournament(R) version of the game. Video revenue increased by $1,237,000 from the prior year, principally due to revenue recognized from the grant of certain video licensing rights in the second quarter of fiscal 1998. The increase of $370,000 in other revenue is due primarily to revenue recognized on the sale of service and warranty contracts sold to casinos that purchased shufflers.


COSTS AND EXPENSES

OFFICE RELOCATION AND OTHER CHARGES:

In June 1998, the Company announced it would close its corporate office in Minneapolis, Minnesota and consolidate operations with its office in Las Vegas, Nevada. The Company also announced an accelerated timetable for production and market introduction of its next generation single deck shuffler. As a result of the relocation and planned new product introduction, the Company recorded a pre-tax charge of $2,650,000 in its third quarter ended July 31, 1998. Relocation charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and lease cancellation costs. These expenses were separately disclosed in the Consolidated Statements of Operations. The Company recorded a valuation allowance of $940,000 against the value of inventories of certain single deck shufflers and component parts. The value of these single deck shufflers was decreased as the Company was nearing product introduction of its next generation of single deck shuffler model, called the ACE(TM). This charge was recorded with the cost of products in the Consolidated Statements of Operations. Miscellaneous assets totaling $275,000 were written-off and included in the total charge. The write-off included certain prepaid, intangible and fixed assets, and was recorded with selling, general and administrative expenses.


OTHER OPERATING COSTS AND EXPENSES:

Gross margin was 51.3% and 63.6% for the current quarter and nine months, compared to 63.8% and 63.9% in the prior year. Excluding the charge of $940,000 discussed above, gross margin would have been 68.4% and 68.3% for the current quarter and nine months. The approximate 5% improvement in the margins (excluding the charge) between the comparable quarters is due to improved product margins and decreased indirect cost of product expenses. In addition, the nine month comparisons for the current period include $1,000,000 of video license revenue with insignificant direct expenses. Decreased provisions to inventory allowances also had a positive effect on gross margin. The Company provided $47,000 and $278,000 for inventory valuation reserves (excluding the $940,000 referred to above) in the current quarter and nine months, respectively, for valuation adjustments on early version finished shufflers and component parts, and certain equipment related to Let It Ride The Tournament(R). The valuation provision for the prior year third quarter and nine month period was $109,000 and $432,000, respectively.

Selling, general and administrative expenses decreased by $6,000, to $2,494,000 in the current year third quarter, and by $435,000 to $7,015,000 in the nine month period ended July 31, 1998. Current quarter expenses included $275,000 of miscellaneous asset write-offs (see "office relocation and other charges" above). Advertising expenses decreased between the comparable quarters by $150,000 as the Company reduced its general advertising spending. Legal and professional fees were approximately $264,000 and

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                         RESULTS OF OPERATIONS (CONT'D)


$616,000 for the current quarter and nine months, respectively, compared to $272,000 and $990,000 in the prior year. Professional fees for the ongoing litigation (see Note 7 to the Consolidated Financial Statements) and patent related expenditures both decreased between the comparable periods. Staffing related expenses decreased by approximately $525,000 between the nine month comparable periods due to staffing reductions in marketing, and general and administrative departments. Research and development expenses increased to $612,000 from $397,000 in the prior year third quarter, and to $1,776,000 compared to $1,115,000 for the nine month periods. The additional expenses were incurred for the development of video games and new shuffler products.


INTEREST INCOME, NET

Interest income was $304,000 in the current third quarter and $796,000 for the current nine month period, compared to $289,000 and $926,000, respectively, in the prior year. Interest expense was $21,000 and $70,000, respectively, for the current quarter and nine months, and $40,000 for both the quarterly and nine month periods in the prior year. The increase in interest income in the current quarter resulted from an increase in cash and investments of $3,562,000 compared to July 31, 1997.


INCOME TAXES

The Company recorded an income tax benefit at an effective annual rate of 34.7% for the quarter and income tax expense of 34.9% year-to-date, compared to 36.2% and 36.0% in the prior year periods. The decrease in the effective rate is due to an expected increase in the income tax benefit in fiscal 1998 from the Company's foreign sales corporation.


(LOSS) EARNINGS PER COMMON SHARE

Net loss per share was $.09 for the current year third quarter, and net income per share was $.20 for the current nine month period, assuming dilution. Weighted average common shares decreased to 10,045,000 from 10,660,000 in the third quarter of fiscal 1997, and to 10,132,000 for the current nine month period from 10,946,000 for the nine months ended July 31, 1997, due to the repurchase of 398,500 common shares in July 1998 and additional share repurchases in fiscal 1997 under previous share repurchase programs. The calculation of earnings per common share assumes dilution in periods in which the Company reported net income.


                         LIQUIDITY AND CAPITAL RESOURCES


As of July 31, 1998, the Company had cash and cash equivalents, and investments totaling $19,868,000 compared to $16,306,000 at October 31, 1997. The current ratio decreased to 5.2 to 1 from 5.4 to 1 at October 31, 1997, while working capital increased to $22,453,000 at July 31, 1998, from $20,736,000 at October 31, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                    LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

Cash flows from operating activities totaled $7,679,000 in the current nine months compared to cash flows from operating activities of $5,313,000 in the same period last year. Significant items under cash flows from operating activities in the current period include net income of $2,065,000, non-cash charges for depreciation and amortization of $2,789,000, and office relocation and other charges of $2,650,000. Cash of $2,352,000 was generated from a decrease in accounts receivable due to significant cash collections on accounts receivable for shuffler sales made on an installment basis. Other current assets increased by $1,712,000, principally due to increases in non-trade receivables of $800,000, and prepaid income taxes of $614,000. The non-trade receivable was recorded due to the second quarter sale of certain video licensing rights. Prepaid income taxes resulted from a decrease in the estimated annual income tax liability due to the third quarter expense recorded for the office relocation and other charges. Cash used by investing activities included the net purchase of $4,318,000 of investments. In the prior year nine month period, payments for systems and equipment leased and held for lease included approximately $2,000,000 for the purchase of equipment for Let It Ride(R) the table game, and video slot machines and related equipment for the Let It Ride Video(TM). Property and equipment purchases, primarily in the first quarter of the prior year, were $1,103,000 and included approximately $790,000 for leasehold improvements and furnishings for the new facility under lease in Las Vegas, Nevada. Under financing activities in the current year, the Company repurchased 398,500 of its common shares at a total cost of $3,499,000. In the nine months ended July 31, 1997, the Company repurchased 798,000 of its common shares at a total cost of $6,736,000 under its share repurchase programs.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1995, the Company filed a declaratory judgment action against D&D Gaming, Inc., and D&D Gaming filed suit against the Company for willful patent infringement. Both actions involved the Company's Let It Ride The Tournament(R) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc. The Company and its casino licensees have been sued in District Court in Nevada, Mississippi, Connecticut and New Jersey by Progressive Games, Inc. alleging that their use of Let It Ride The Tournament(R) and Let It Ride Bonus(R) games infringe certain of Progressive Games, Inc.'s patents. See additional discussion regarding this legal proceeding under Note 7 to the Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                  *   Exhibit 27    Financial Data Schedule

         (b)  Reports on Form 8-K:  On July 10, 1998, the Company filed a Form
                                    8-K reporting two events pursuant to Item 5.
                                    No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)



Date: September 11, 1998



/s/ Gary W. Griffin
---------------------------------------
Gary W. Griffin
Chief Financial Officer




/s/ John A. Rahja
---------------------------------------
John A. Rahja
Vice President and Controller