Form 10-K405
period 1998-10-31
SHUFFLE MASTER INC
filed 1999-01-28
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 X for the fiscal year ended October 31, 1998, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          COMMISSION FILE NO. (0-20820)

                       ---------------------------------

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

                       ---------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

                       ---------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

         As of January 22, 1999, 8,019,284 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $60,468,000, based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 17, 1999 (Fiscal 1998 Proxy Statement).

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE
Item  1.    Business                                                           1

Item  2.    Properties                                                        10

Item  3.    Legal Proceedings                                                 10

Item  4.    Submission of Matters to a Vote of Security Holders               12


                                     PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder     12
            Matters

Item  6.    Selected Financial Data                                           13

Item  7.    Management's Discussion and Analysis of Financial Condition       14
            and Results of Operations

Item  7A.   Quantitative and Qualitative Factors about Market Risk            20

Item  8.    Financial Statements and Supplementary Data                       21

Item  9.    Changes in and Disagreements with Accountants on                  38
            Accounting and Financial Disclosure


                                    PART III

Item  10.   Directors and Executive Officers of the Registrant                38

Item  11.   Executive Compensation                                            38

Item  12.   Security Ownership of Certain Beneficial Owners and Management    38

Item  13.   Certain Relationships and Related Transactions                    38


                                     PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   38

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS
        This report contains forward-looking statements that reflect risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the market penetration of the Company's products relative to the size of the available market for those products; changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's existing products in new jurisdictions and new products as introduced; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving Shuffle Master, Inc. specifically, and the gaming industry in general; the relative financial health of the gaming industry both nationally and internationally; and other risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

GENERAL
        Shuffle Master, Inc. (the Company) was incorporated in Minnesota in 1983. The Company develops, manufactures and markets automatic card shuffling equipment (shuffler systems), table games and video/slot machine game software for the gaming industry. The Company's growth strategy is to develop or acquire innovative gaming products, including productivity enhancing equipment and new table and video games, and market these products worldwide.

        Casino gaming is found in 29 states in the United States (including states in which such gaming is found only on Indian lands, card rooms or off-shore cruises) as well as in numerous countries worldwide. The Company estimates that there are approximately 17,000 table card games tables in North America, and over 10,000 additional tables worldwide. Casino gaming grew tremendously over the last decade, and the Company believes both the North American and international markets for gaming-related products will continue to expand. However, the mix of table games and video/slot machines varies considerably by casino and jurisdiction.

        The Company develops and markets shuffler systems suitable for use with the vast majority of table card games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 1998, 4,820 of the Company's shuffler systems have been placed in casinos or other legal gaming establishments, including 1,880 units on lease and 2,940 units sold.

        The Company also develops and markets table card games and licenses these products to casinos. Current revenue generating table games include the Let It Ride(R) basic game and Let It Ride Bonus(R) game. The Let It Ride(R) basic game was introduced in October 1993. Let It Ride The Tournament(R) was launched in May 1995, and in August 1997, the Company introduced the Bonus version of the game. The Bonus version has since replaced the Tournament version. As of October 31, 1998, there were approximately 250 Let It Ride(R) basic game tables and approximately 375 Let It Ride Bonus(R) tables installed in casinos.

        In addition to shuffler systems and table card games, the Company also develops and markets games for video/slot machines. As of October 31, 1998, the Company actively marketed Let It Ride Bonus Video(R), Five Deck Frenzy(TM) and Five Deck Poker(TM) as video/slot machine game products, with additional products in market test stage, including Video Mah Jong(TM), MultiBingo(TM) and Doors To Riches(TM). During fiscal 1998, the Company made progress in the development of its video/slot game business in a number of areas:

      * In April 1998, the Company entered into a joint marketing alliance with Bally Gaming, Inc. to develop and market a video slot game version of Let's Make A Deal(R) based on the popular television game show. In addition to features of the original show, the video slot game incorporates the voice and character of Monty Hall, the host of Let's Make A Deal(R). The game was first shown at the World Gaming Congress & Expo in September 1998, and is expected to be launched into the market in mid-fiscal 1999.

      * In May 1998, the Company received regulatory approval to install its newly developed video poker game, Five Deck Poker(TM), in Nevada. By October 31, 1998, the Company received approvals to market this game in five additional jurisdictions.

      * In July 1998, the Company received regulatory approval to perform field trials in Nevada for Video Mah Jong(TM), a video/slot version of the internationally popular gambling game, Mah Jong. In December 1998, the Company received final approval to install Video Mah Jong(TM) in Nevada.

      * In October 1998, the Company entered into a licensing agreement with IGT for the development and marketing of non-wide area progressive video/slot versions of certain of the Company's games. This agreement provides the Company with the ability to directly control the development and marketing of game software for use on IGT game machine platforms. The Company will pay IGT royalties based on a percentage of revenues generated by the games under this agreement.

THE COMPANY'S PRODUCTS
        SHUFFLER SYSTEMS. The Company's shuffler systems, marketed under the trademark Shuffle Master Gaming(R), are automatic card shuffling machines designed to be used with table card games in casinos and other legal gaming establishments. These systems, developed by the Company, offer several benefits to the Company's casino customers, including enhanced security and increased productivity. Opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. Because the shuffler systems shuffle/sort one or more decks while a game is being played, down time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and "win" for the casino.

        Shuffler lease and sales revenue accounted for approximately 60% of the Company's revenue in fiscal 1998. The Company has developed three types of shuffler systems:

      * SINGLE DECK. The Company's single deck shufflers automatically shuffle a deck of playing cards and deposit the deck into a holding tray that is integrated into the shuffler unit. A second deck is shuffled while a game is dealt from the first deck. When the game is completed and the first deck has been used, the second deck is automatically moved into the holding tray for use in the next hand.

        The initial model single deck shuffler and its variations are designated as the BG series. BG shufflers include a model designed for hand held dealing and a model which, after shuffling, counts out cards to be distributed by the dealer. The latter model, the BG-3, is the most widely placed single deck shuffler and is used with well known specialty card games including the Company's own Let It Ride(R) games as well as other non-Shuffle Master games such as Caribbean Stud Poker(R) and Pai Gow Poker. Many specialty games offer the possibility of large payouts to players. Since the Company's single deck machines shuffle a "fresh" deck prior to each hand, the security of these games is enhanced by reducing the opportunity for dealer card manipulation. The Company's single deck shufflers also minimize dealer errors in delivering the proper number of cards and speed up game play.

        During fiscal 1998, the Company completed the majority of the development work on the ACE(TM), its next generation single deck card delivery system. The Company began field testing the pre-production model of the ACE(TM) in June 1998 and introduced the new system to the industry in September 1998 at the World Gaming Congress & Expo in Las Vegas. Production of the ACE(TM) began in December 1998. Unlike the BG models, the ACE(TM) does not technically shuffle cards. Instead, it sorts cards into shelves on a vertically moving elevator in random order according to computer generated instructions. Software instructs the ACE(TM) to put the appropriate number of randomly selected cards in each shelf as necessary to create the required hands for the specific game being played. Hands are delivered more quickly than the Company's BG model single deck shufflers. The ACE(TM) is smaller, has fewer moving parts, is expected to require less service, has a universal power supply for international electrical currents, is easily programmable by casino pit personnel to be used with a variety of single deck games and will track and display usage and hands played data for the casino operator. It can be used for the Company's specialty card games as well as other non-Shuffle Master single deck specialty games.

      * MULTI-DECK BATCH. The Company's multi-deck card shuffler system shuffles a batch of two to eight decks of cards at a time, primarily for blackjack or mini-baccarat table games. Although a different design than single deck systems, the multi-deck shuffler also shuffles a second batch of cards while the first batch is played. The majority of blackjack games are played with multiple decks of cards. Certain jurisdictions require that blackjack be played with four or more decks. The Company estimates that blackjack tables represent approximately 85% of casino table card games, excluding poker rooms.

      * MULTI-DECK CONTINUOUS. The Company is developing a next generation multiple deck card delivery system that continuously recirculates cards as they are played at table games. Designed for use with multi-deck blackjack and mini-baccarat table games, the continuous "shuffler" system is based on the same basic design and chassis as the ACE(TM). The continuous model uses a larger elevator with more shelves and an integrated mechanical shoe. Cards played in any given hand are collected by the dealer at the completion of the hand, reloaded into the machine and immediately sorted in random order. Cards are then mechanically delivered into the shoe when sensors in the shoe call for additional cards. The speed of the shuffling and delivery action allows the shoe to operate with only a small buffer of 6-12 cards. The machine can shuffle cards quickly enough to keep up with the normal pace of dealing hands. It is possible for cards dealt on one hand to be re-dealt on the next hand, which eliminates card counting and tracking. The Company expects that casino demand for its continuous shufflers will be driven by interest in improved game security and table productivity. The Company believes that its continuous shuffler will appeal to some casinos more than others and expects that this model will coexist with and complement its multi-deck batch shuffler model.

        TABLE GAMES. The Company first began offering table games to increase demand for its shuffler line. Driven by the success of Let It Ride(R), table games accounted for approximately 29% of the Company's revenue in fiscal 1998. The Company markets the following table games to casinos:

      * LET IT RIDE(R). The basic Let It Ride(R) table game is a patented five card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate, equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table, and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players, and winning hands are paid according to the predetermined payout schedule.

        The basic Let It Ride(R) game was approved by the Nevada Gaming Control Board in August 1993, and the Company began licensing it to casinos in October 1993. As of October 31, 1998, the basic Let It Ride(R) table game was approved for play in 30 United States gaming jurisdictions in 24 states, 7 Canadian provinces and 12 other foreign countries.

      * LET IT RIDE BONUS(R). The Let It Ride Bonus(R) game was introduced in August 1997 and provides a format that adds a bonus paytable to the basic Let it Ride(R) table game. It is played in the same manner as the basic game except that the player has an option to make a $1 side wager, also known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game.

        The Bonus format was developed in response to evidence that the Let It Ride The Tournament(R) game (described below) was experiencing declines in popularity due to the price of the game to casinos and to low returns to players on the side bet. With the Bonus format, the price to the casinos was reduced and offered as a fixed monthly amount. In addition, more liberal paytables for the bonus bet were designed for players. Statistics gathered immediately following the conversion of Tournament tables in August and September of 1997 indicated that player participation in the side bet increased from the low 50% range to over 70%, providing a clear indication of player acceptance of the new paytables. Participation data gathered in 1998 shows that participation in the bonus bet continued to rise, with major gaming venues experiencing participation rates in excess of 80%. Although the Company does not benefit directly from increased player participation in the bonus bet, the results provide an indication of the popularity of the game to players and of the financial benefit to casinos.

        Without the security requirements of the Tournament format, regulatory review and approval of the Bonus format has proven to be more rapid, allowing the Bonus version of Let It Ride(R) to quickly expand beyond jurisdictional approvals for the Tournament, which were Nevada, Mississippi, Connecticut and Missouri. As of October 31, 1998, the Let It Ride Bonus(R) game was approved for use in 26 United States gaming jurisdictions in 21 states, including all major gaming markets, 3 Canadian provinces, and 2 other foreign countries.

      * LET IT RIDE THE TOURNAMENT(R). This version of Let It Ride was launched in May 1995. In Let It Ride The Tournament(R) players were eligible for both bonus payouts and the opportunity to advance to a multi-round playoff. Formerly offered on a company-sponsored jurisdiction-wide basis in Nevada and Mississippi, the Tournament is now offered only as requested by casino customers, and is currently operated in one tribal casino. The Company generates revenue from this casino on a monthly fixed fee. The casino is solely responsible for payout of the Tournament cash awards.

        For fiscal year 1998, all of the Company's table game products are licensed to casinos for a fixed monthly fee. Let It Ride The Tournament(R) was previously billed to each casino on the basis of a fixed percentage of the $1 side bets wagered by players in that casino.

        The Company is involved in patent litigation regarding its Let It Ride The Tournament(R)and Let It Ride Bonus(R)table games. See Item 3. - Legal Proceedings.

        VIDEO/SLOT GAMES. The Company develops and markets game concepts and software programs for use on video or slot machines, either on its own or through agreements with third parties. Actively marketed products include Let It Ride Bonus Video(R), Five Deck Frenzy(TM) and Five Deck Poker(TM). The Company is developing or testing additional products for future commercialization, including Video Mah Jong(TM), MultiBingo(TM) and Doors to Riches(TM). The Company is not involved in the manufacture of gaming machines, although it does occasionally purchase and sell or lease such machines in connection with its game marketing efforts. Descriptions of revenue generating video/slot products follow:

      * LET IT RIDE BONUS VIDEO(R). In 1995, the Company entered into an agreement with Bally Gaming International, Inc. ("Bally"), which was subsequently acquired by Alliance Gaming Corporation, to develop and manufacture a video bonus version of the Let It Ride(R) game for use on machines manufactured by Bally. The Company markets Let It Ride Bonus Video(R) directly to casinos, usually for a fixed monthly fee. As of October 31, 1998, there were 46 Let It Ride Bonus Video(R) machines installed in casinos.

      * FIVE DECK FRENZY(TM). Originally purchased in 1997 as part of the acquisition of a video games library from Dr. Mark Yoseloff (a director and executive officer of the Company), Five Deck Frenzy(TM) is a variation of video draw poker that deals cards in each of the five card positions on the screen from a separate and independent deck. The possibility of suited hands that are not available in single deck video poker, such as a suited three of a kind, allows a greater variety of winning poker hands and greater frequency of middle pay hands. The game is marketed to Nevada casinos in a wide-area progressive format by the Company and IGT through a joint marketing agreement. As of October 31, 1998, there were 164 Five Deck Frenzy(TM) units installed in Nevada.

      * FIVE DECK POKER(TM). Subsequent to the introduction of Five Deck Frenzy(TM), the Company and IGT developed a non wide-area progressive version of the game called Five Deck Poker(TM). The game is similar to Five Deck Frenzy(TM), except that it is installed as a stand alone video slot game or placed as an in-house progressive game. The Company is now in the process of rolling out Five Deck Poker(TM) into Nevada, New Jersey, Connecticut and Minnesota casinos. As of October 31, 1998, there were 89 Five Deck Poker(TM) games installed in New Jersey and Nevada casinos.

SIGNIFICANT PRODUCT RELATED AGREEMENTS
      * JOINT MARKETING ALLIANCE WITH IGT. In September 1996, the Company entered into an agreement with IGT forming a joint marketing alliance to develop and market the Five Deck Frenzy(TM) video poker game in a wide-area progressive video format. IGT operates Five Deck Frenzy(TM) progressive systems in Nevada, with profits from the video poker game alliance split equally.

      * SECOND JOINT MARKETING ALLIANCE WITH IGT. In September 1997, the
Company entered into a second joint game development and marketing agreement with IGT. This agreement allowed certain of the Company's games to be programmed for operation on IGT video/slot machine platforms. The agreement provided for IGT and the Company to share profits equally on revenues from games licensed to casinos for use on previously installed machines (referred to as retrofit machines), and for the Company to receive 100% of profits on revenues from casinos that license and activate Shuffle Master games supplied with new IGT machines. In October 1998, this agreement was cancelled and replaced by the licensing agreement described below.

      * LICENSING AGREEMENT WITH IGT. In October 1998, the Company entered into a licensing agreement with IGT that allows the Company to develop and market its games for use on IGT machine platforms. In exchange for the license the Company will pay IGT a royalty based on a percentage of revenue generated by the Company's games, which are installed on IGT gaming machines. IGT will provide the company with software support and training. Under this agreement, the Company is currently marketing Five Deck Poker(TM), is test marketing Video Mah Jong(TM) and has MultiBingo(TM) and Doors to Riches(TM) ready for market test.

      * LET'S MAKE A DEAL(R) LICENSE AGREEMENT WITH BALLY GAMING, INC. In
April 1998, the Company entered into a joint marketing agreement with Bally Gaming, Inc. to develop and market a video slot version of Let's Make A Deal(R), the popular and long-running television game show hosted by Monty Hall. The Company's fiscal 1998 video revenue included $1.0 million of licensing income related to the signing of this agreement, which provides that the two companies will share equally in development costs, capital, and future operating profits from the game. Let's Make A Deal(R) is expected to be introduced into casinos in mid-fiscal 1999.

CUSTOMERS AND MARKETING
        The Company created the market for shuffler systems with the introduction of its innovative product line in 1992, focusing its early marketing efforts on Las Vegas and Reno, Nevada casinos. Today the Company's shuffler products are broadly placed in casinos throughout North America, with increasing presence internationally. As of October 31, 1998, the

Company had placed its shuffler systems, Let It Ride(R) games or other products in approximately 525 casinos throughout the world.

        The Company leases and sells its shuffler systems to casinos and other lawful gaming establishments. As part of its strategy to maintain and expand its market position in the automatic shuffler business, the Company has made a commitment to maintain a high level of service to its customers. For casinos within the Company's service areas, the Company provides regular preventive maintenance service and on-demand repair service on its leased equipment. The Company also provides service training to its lease customers' personnel as well as a reasonable number of back-up shuffler units to the lessee. To customers that purchase shuffler systems, the Company offers a service contract that provides service benefits similar to that on leased units, or a parts warranty contract.

        The Let It Ride(R) table game was introduced to the gaming market in Nevada in 1993, and has become an established specialty game due to its broad appeal to players who enjoy a more casual, social card game, or who are new to or intimidated by table games. In North America, the Company markets the different versions of the game directly to casinos. In selected international jurisdictions, the Company markets the basic version of the game through its international distributor, the TCS Group (TCS). As of October 31, 1998, the Let It Ride(R) basic game was installed in approximately 130 casinos and the Let It Ride Bonus(R) game was installed in approximately 175 casinos.

        In North America, Shuffle Master sells and services its shuffler, table game and video/slot products through its own direct sales force and service department. As of October 31, 1998, the Company had 29 service employees with offices in 14 field service locations and 18 service employees that operate out of the Las Vegas facility.

        Outside of North, Central and South America, the Company markets its shuffler and selected other products primarily through its international distributor, TCS. This exclusive distribution relationship was established in February 1998. TCS is a privately-held international gaming products manufacturing and marketing company with headquarters in London, England. TCS has field sales offices located in Spain, Australia, South Africa and the United States. In October 1998, the Company made its single largest sale, 180 multi-deck shufflers, to TCS' Australian subsidiary.

        Five Deck Frenzy(TM) units are marketed to casino customers in Nevada as part of a dedicated wide-area progressive system. The game is offered jointly by the Company and IGT, with Shuffle Master handling sales and marketing and IGT responsible for installations, progressive system operation and administration. Games are generally installed in casinos by retrofitting casino-owned machines at no cost to the casino. In some instances, new or used machines may be provided instead of a retrofit installation. As of October 31, 1998, Five Deck Frenzy(TM) was installed in 25 casinos.

        Video and slot games marketed under the licensing agreement with IGT will be sold and installed by Shuffle Master sales and service personnel. The Company, at its expense, will provide conversion kits for retrofit of gaming machines already owned by the casino. Alternately, the Company may also offer its games in connection with the sale of new gaming machines, which it may purchase through IGT, or which may be sold directly to the casino by IGT. In such cases the Company will market its game software product separately from the gaming machine, with chip sets and glass provided by the Company at its own expense.

        Although marketing plans for Let's Make A Deal(R) are not final, the Company expects that Ballys' sales force will lead the sales effort, with Shuffle Master providing secondary sales and marketing support. Bally will also manufacture and distribute Let's Make A Deal(R) gaming machines, which will be sold or leased to casino customers, or provided free of charge under certain game revenue sharing arrangements.

        In order to market its products, the Company is subject to jurisdictional licensing requirements, and must obtain approvals for all of its products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists. See additional discussion under "Regulation."

EXPORT SALES
        In fiscal 1998, 1997, and 1996, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 24%, 17%, and 14%, respectively, of total revenue.

PRODUCT SUPPLY OPERATIONS
        The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shuffler systems, Let It Ride Bonus(R) tables, video/slot software chip sets and machine glass, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures some parts at its in-house machine shop. Parts are used for product assembly as well as service needs. Video product supply operations may include procuring video machines for lease or sale as required for the business, and will typically involve procuring and stocking parts needed to retrofit casino-owned machines for new game software. Retrofit parts include computer chips, glass panels with game graphics, and button panel components. The Company strives to ensure that multiple suppliers exist for critical components, and periodically solicits bids from various suppliers to ensure competitive pricing. Final assembly and quality control operations are conducted by the Company's employees in Las Vegas, Nevada.

RESEARCH AND DEVELOPMENT
        The Company believes that one of its strengths involves developing new products from the conceptual stage through commercialization. This allows the Company to develop and test not only its own products, but those of others as well. The Company believes it has achieved a reputation for innovation and service, based on its development and the market success of its shuffler and Let It Ride(R) products. Because of this reputation, the Company is frequently presented with gaming-related products and concepts from third parties, which the Company screens, evaluates and, in some cases, negotiates to license or acquire.

        SHUFFLER PRODUCTS. The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new products. The engineering staff is uniquely experienced in card shuffling requirements and solutions and, excluding the conceptual beginning of the first single deck shuffler, has been instrumental in the development of all of the Company's shuffler products. During fiscal 1998, substantial progress was made on the development of the Company's next generation shuffler products, bringing the ACE(TM) and continuous shuffler concepts into production and prototype stages, respectively. Resources will continue to be allocated to such projects to support the Company's efforts to maintain and enhance its market leader position.

        GAME PRODUCTS. In fiscal 1998, the Company's game product development group worked on developing game concepts internally, and evaluating third party game products. The Company's game development efforts include work in market research, creative game design, game programming, prototype development, and statistical paytable evaluation and design. With significant emphasis on new game products as a future revenue source, the Company expects to increase the resources devoted to game development.

        Overall, the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its existing products. The Company anticipates that research and development will continue to account for a significant portion of its total expenditures.

        Research and development expenses were $2,462,000, $1,693,000, and $1,250,000 in fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

COMPETITION
        SHUFFLER SYSTEMS. Automatic card shufflers have been developed by several other companies, and Shuffle Master believes that those companies are continually working to obtain regulatory approval and commercial placement of their machines. However, the Company is not aware of any competitive products that have achieved significant distribution. While the Company believes the barriers to entry in shuffler products are substantial, it also assumes in its strategic planning that it will face competition. Consequently, the Company expects to continue to invest in the development of new shuffler technology.

        GAME PRODUCTS. The success of games such as Let It Ride(R) and Five Deck Poker(TM), which the Company licenses to casinos, depend not only on casinos deciding to use such products but also on acceptance by the players. Player acceptance of a game often correlates to the frequency and amount of money returned during play, as well as the availability and appeal of the game compared to other games.

        Overall, the marketing of video/slot games and table games to the casino industry is highly competitive. A number of the Company's video/slot game competitors and potential competitors have greater manufacturing and marketing capabilities and have greater research, development, financial and personnel resources than the Company.

PATENTS AND TRADEMARKS
        Since 1989, the Company has been awarded fifteen United States patents related to its shuffler and game technology. Products protected by these patents include the BG single deck series, the MD multi-deck card shuffler series, Let It Ride(R) stud poker, Five Deck Frenzy(TM), Five Deck Poker(TM), and a variety of new games which have not yet been introduced. Most of these patents have a life of 20 years from the date the patent application was filed. No patent will expire before the year 2007.

        The Company has been issued a number of patents in South Africa, and was recently awarded a patent protecting Let It Ride(R) stud poker in Australia. There are domestic and foreign patent applications pending which cover its newly introduced ACE(TM) card handling system, its continuous shuffler design, and numerous innovative games. No assurance can be given that any such patents will issue, or that the patents currently held or new patents that may issue will be valid or will provide any competitive protection for the Company's products.

        SHUFFLER SYSTEMS. The Company is not aware that any of its card handling equipment infringes the patents and intellectual property of others. In addition to patent protection, the Company protects much of its technology with copyrights, trademark, registrations and trade secrets. No assurance can be given that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of valid patent, copyright, trademark and trade secret protection, the Company would be vulnerable to competitors who could lawfully attempt to copy the Company's products.

        LET IT RIDE BONUS(R). The Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino customers are defendants in litigation in United States District Court in Nevada, Mississippi, New Jersey, Connecticut, Illinois, Indiana, and Missouri, in which Progressive Games, Inc., a wholly-owned subsidiary of Mikohn Gaming Corp., alleges that the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) games infringe certain patents owned by Progressive Games, Inc. See description of legal proceedings under Item 3.

        TRADEMARKS. The Company has obtained federal trademark registrations in the United States for Let It Ride(R), Let It Ride Bonus(R), Let It Ride Bonus Video(R), the Let It Ride and design logo, the Fanned Card(R) design, Shuffle Master(R) and Shuffle Master Gaming(R). The Company has a number of international trademark registrations and numerous international applications pending. The Company has also sought protection in the United States for a number of names which the Company plans to use in the future.

EMPLOYEES
        As of December 31, 1998, the Company had 113 full-time and 4 part-time employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

REGULATION
        OVERVIEW. The manufacture, sale, lease, license and distribution of the Company's products require various licenses, permits and approvals, and the Company is subject to laws and regulations by authorities in most jurisdictions in which its products are used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company and its management, can be lengthy and expensive. Generally, each product must also be reviewed and approved by each gaming authority. The detail and extent of the review process depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. In general, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable.

        The Company is licensed as a manufacturer and distributor of gaming devices, as a slot route operator and an operator of inter-casino linked systems in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and/or distributor licenses in numerous other jurisdictions throughout North America. Most Company licenses must be renewed annually. The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although approvals for the current models of the Company's shuffler systems, video and table games, and apparatus related to the Let It Ride Bonus(R) table game have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its management personnel will receive nor maintain any necessary gaming licenses, other approvals or findings of suitability.

        SHUFFLER SYSTEMS. The Company has obtained approvals for its shuffler systems in 42 jurisdictions in North America and has filed for approval of its shuffler systems and related software in certain other jurisdictions. The Company's card shuffler systems and related software are classified and approved as associated equipment in Mississippi, Louisiana, Illinois, and a number of other jurisdictions and as gaming equipment in Nevada, New Jersey, Missouri and Iowa. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Gaming equipment is defined in New Jersey as "any electronic, electrical, or mechanical contrivance or machine used in connection with gaming or any game." Although the classification of the shuffler systems vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, its key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

        TABLE GAMES AND RELATED EQUIPMENT. The Company has developed the Let It Ride(R) basic and the Let It Ride Bonus(R) games. Let It Ride(R) the basic game is approved in all major gaming markets in North America and numerous other gaming jurisdictions. The Let It Ride Bonus(R) table game, including the rules of play and related equipment, is approved in 29 jurisdictions in North America and the Company has filed for additional approvals in certain other jurisdictions. Apparatus related to the Let It Ride Bonus(R) table game is regulated in Nevada, Mississippi, New Jersey and most other jurisdictions as associated equipment. Similar approvals may be required before the Company's table games and apparatus related to such table games can be marketed in other jurisdictions. The Company conducts business only in those jurisdictions where it has secured required approvals for its products.

        VIDEO/SLOT GAMES. Most, if not all, gaming authorities classify the Company's video/slot game machines and software as gaming devices. A gaming device is generally defined as a slot or video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary somewhat for each jurisdiction in which the Company distributes its video/slot products, there are approval, reporting, and notice requirements common to all major gaming markets in North America. Additionally, video/slot game machines and software are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. A gambling device is generally defined under the Federal Act as any "so-called slot machine or mechanical device or machine, including certain essential parts." In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its federal registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

        GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY-TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's common stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, be investigated and be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of more than 5% of the Company's common stock are subject to certain reporting procedures and may be subject to background investigations, including submission of personal and financial information required in order to be licensed, qualified or found suitable as such.

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

        The Company has registered with the Nevada Commission as a publicly-traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices, a slot route operator and an operator of inter-casino linked systems. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and the Nevada Commission and the Company must regularly submit detailed financial and operating reports to the Nevada Commission. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

        Officers, directors and certain key employees of the Company are required to be found suitable by the Nevada Commission, and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the issuing agency. Changes in certain key positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by such officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or to have any other relationship with the Company, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or (iii) gives remuneration in any form to that person. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value. Additionally, the Clark County (Nevada) authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

        The Company may not make certain public offerings of its securities without the prior approval of the Nevada Commission. Also, changes in control of the Company through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval of the Nevada Commission.

        Approvals are required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

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


ITEM 2. PROPERTIES

        The Company leases space in Las Vegas, Nevada for substantially all of its business activities, except shuffler machine research and development, which operates out of leased space in Eden Prairie, Minnesota. In addition, the Company continues to maintain its corporate office in Eden Prairie, Minnesota, pending completion of the consolidation of its facilities in Las Vegas, Nevada. (See Facilities Relocation and Other Charges under Item 7.) The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are suitable and adequate for its current needs.


ITEM 3. LEGAL PROCEEDINGS

        In January 1995, the Company filed a declaratory judgment action against D&D Gaming Patents, Inc. ("D&D Gaming"). The Company filed such action due to allegations by D&D Gaming that the Company's Let It Ride The Tournament(R) game infringed on patents held by D&D Gaming. Such action seeks a declaratory judgment that: (1) three of D&D Gaming's patents, U.S. patent No. 4,861,041; 5,288,077; and 5,364,105 (the "041," the "077" and the "105"), are invalid and unenforceable; and (2) to the extent that such patents are determined to be valid and enforceable, such patents are not infringed by Let It Ride The Tournament(R).

        In March 1995, D&D Gaming filed suit against the Company, the Company's former Chairman, John Breeding, and the eight Nevada casinos that participated in the field test of Let It Ride The Tournament(R), alleging willful patent infringement of its 041 and 077 patents and demanding that each defendant be preliminarily and permanently enjoined from infringing the two patents which are the subject of the litigation, and that each defendant be required to account to D&D Gaming for damages suffered resulting from the infringement and that such damages be trebled because of the claimed willful nature of the alleged infringement. In March 1995, the Company served its declaratory judgment action on D&D Gaming and subsequently served its answer to the infringement action. The two actions have been consolidated.

        In 1996, D&D Gaming assigned all of its patents at issue in the litigation to Progressive Games, Inc. ("PGI"), and the Court has allowed PGI to be substituted as a party for D&D Gaming.

        PGI began a separate lawsuit in federal court in Nevada naming 62 additional Nevada casinos as defendants alleging that those defendants, by playing Let It Ride The Tournament(R), infringe PGI's 041 and 077 patents. This action has been consolidated with the first action pending in United States District Court in Nevada.

        In June 1996, the United States Patent & Trademark Office rejected all of the claims of PGI's 105 patent, claims 1-4, 6, 8, 10, and 14 of its 041 patent and claims 6-21 of its 077 patent. In December 1996 and January 1997, the United States Patent & Trademark Office again rejected all of the claims of the 105 patent, claims 1-4, 6, 8, 10 and 14 of the 041 patent and claims 6-21 of the 077 patent. PGI appealed the Patent Office's final rejection to the U.S. Patent & Trademark Office's Board of Patent Appeals. In January 1999, the Board of Patent Appeals affirmed rejection of the broad claims of the 041 and 077 patents and reversed the rejection of certain claims of the 041 and the 077 patents. Further, the Board of Patent Appeals reversed the rejection of all of the claims of the 105 patent which is not asserted against the Company in PGI's infringement lawsuit. In doing so, the Board of Patent Appeals considered additional prior art and PGI may either amend its rejected claims or request rehearing.

        PGI began a separate lawsuit in Mississippi against the casinos which were participating in the Let It Ride The Tournament(R) field test. PGI alleges the casinos' participation infringes the 041 and 077 patents as well as its progressive apparatus patent, U.S. No. 5,544,893 (the "893") issued in August 1996. The Company was not named as a party to this action but agreed to indemnify the defendant casinos and has done so and intervened in this action.

        In January 1997, PGI sued the Mashantucket Pequot Tribe by and through the Mashantucket Pequot Gaming Enterprise dba Foxwoods High Stakes Bingo and Casino in United States District Court in Connecticut. PGI alleges that the Foxwoods Casino's participation in Let It Ride The Tournament(R) infringes the 041, the 077, the 893, and a patent titled "Methods of Progressive Jackpot Gaming," U.S. Patent number 5,584,485 (the "485").

        PGI amended its complaint to allege that the Company's Let It Ride The Tournament(R) table game infringes an additional patent, U.S. Patent No. 5,626,341 (the "341"), and that the Company's Let It Ride Bonus(R) table game also infringes its patents.

        In March 1998, PGI began a new action against Boardwalk Regency Corp. dba Caesars Atlantic City in United States District Court in New Jersey, alleging that by offering Let It Ride Bonus(R) to its customers, Caesars infringed the 485 patent. Subsequent to this action, PGI began separate lawsuits against each additional casino in New Jersey that offered the Company's Let It Ride Bonus(R) game. In April 1998 the New Jersey court heard arguments on PGI's request for a preliminary injunction against Boardwalk Regency Corp. dba Caesars Atlantic City. In August 1998, the New Jersey court issued an injunction enjoining Boardwalk Regency Corp. dba Caesars Atlantic City from offering the Let It Ride Bonus(R) game. Thereafter, also in August 1998, the Judicial Panel on Multi-District Litigation transferred the Boardwalk Regency Corp. litigation to the U.S. District Court for the Southern District of Mississippi for consolidated pre-trial proceedings.

        In September 1998, Mikohn Gaming Corp. purchased all of the stock of PGI. Also, in September and October 1998, PGI initiated actions against the Company and its Let It Ride Bonus(R) casino customers in the states of Nevada, Mississippi, New Jersey, Illinois, Indiana, Connecticut, and Missouri alleging that the Company's Let It Ride The Tournament (R) and Let It Ride Bonus(R) games infringe the previously mentioned patents and two additional patents, namely U.S. Patent No. 5,794,964 (Apparatus for Progressive Jackpot Gaming) and U.S. Patent No. 5,795,225 (Methods of Progressive Jackpot Gaming), the 964 and 225. All of the above cases have been consolidated for pre-trial proceedings in the Southern District of Mississippi.

        In November 1998, the New Jersey Casino Control Commission decided to not allow the Let It Ride Bonus(R) game in any New Jersey casino while one of the New Jersey casinos (Caesars Atlantic City) was enjoined from offering the Let It Ride Bonus(R) game.

        The Company brought a motion in the consolidated pre-trial proceeding in the Southern District of Mississippi to vacate the injunction issued by the New Jersey court against Boardwalk Regency Corp. dba Caesars Atlantic City.
This matter was argued to the court on January 22, 1999, and a decision is expected shortly.

        The Company believes that PGI's patent claims which are alleged to be infringed are either invalid or not infringed by the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games. The Company is defending and indemnifying all licensees of the Tournament as well as all licensees of the Company's Let It Ride Bonus(R) table games against liability resulting from any such claim or suit brought against the licensee for infringement of proprietary rights or patent rights arising out of or relating to Let It Ride The Tournament(R) or the Let It Ride Bonus(R) table games. If PGI should prevail in its suit, management does not expect the action will materially affect the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        STOCK LISTING

        The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 22, 1999, there were 468 shareholders of record. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 1998 and 1997:

                                    1998                        1997
                           ---------------------       ---------------------
                               HIGH        LOW           HIGH         LOW
                           --------     --------       --------     --------

        First quarter      $   8.75     $   6.00       $  12.25     $   8.63
        Second quarter        11.50         7.75           9.75         6.75
        Third quarter         10.31         7.50          10.00         7.13
        Fourth quarter         9.06         5.94          10.25         7.50

        DIVIDEND POLICY

        The Company has not paid dividends on its common stock but rather retained earnings to provide for the Company's growth. No cash dividends are expected to be paid on the common stock in the foreseeable future.

        TRANSFER AGENT

        The Company's transfer agent and registrar is Norwest Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per common share and ratio amounts           1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

      INCOME STATEMENT

      Revenue                                                   $ 27,124    $ 28,736    $ 22,587    $  9,833    $  2,373

      Income (Loss) from Operations                                4,313       6,686       5,550       1,494      (1,208)

      Net Income (Loss) from Continuing Operations                 3,343       5,122       2,768       2,338        (889)

      Net Income (Loss)                                            3,343       5,122       2,768       2,403      (1,015)

      Weighted Average Shares Outstanding, assuming dilution       9,753      10,850      11,293       9,765       8,639


AS OF OCTOBER 31,

      BALANCE SHEET

      Cash and Cash Equivalents, and Investments                $  8,472    $ 16,306    $ 26,478    $ 20,828    $  8,902

      Working Capital                                             11,352      20,736      27,845      23,297       9,940

      Total Assets                                                28,293      40,726      45,297      37,751      15,288

      Long-term Debt                                               1,217       1,718          --          --          --

      Shareholders' Equity                                        21,895      34,111      39,139      35,099      14,405

      Common Shares Outstanding                                    8,015       9,968      11,177      11,048       9,081

      Current Ratio                                                  3.2         5.4         5.7         9.8        12.3


PER COMMON SHARE

      Earnings (Loss) from Continuing Operations                $    .34    $    .47    $    .25    $    .24    $   (.10)

      Earnings (Loss) from Discontinued Operations                    --          --          --          --        (.02)

      Earnings (Loss) per Common Share, basic                        .34         .47         .25         .25        (.12)

      Earnings (Loss) per Common Share, assuming dilution            .34         .47         .25         .25        (.12)

      Book Value                                                    2.73        3.42        3.50        3.18        1.59

      Dividends Declared                                              --          --          --          --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

        The Company's first product was an automatic card shuffler system introduced to the gaming market in 1992. Since its introduction, the Company's shuffler systems have generally become required equipment for many table games. The Company generated 60%, 69%, and 63% of its revenue in fiscal 1998, 1997, and 1996, respectively, from the sale and lease of automatic shuffler systems. The Company has approval for its first generation single deck and its multi-deck card shuffler systems in all major gaming jurisdictions in North America and continues to seek to obtain the necessary approvals in other jurisdictions. The Company has obtained approval in a number of gaming jurisdictions for its new single deck shuffler called the ACE(TM), and is in the process of obtaining additional approvals.

        In fiscal 1995, the Company introduced Let It Ride The Tournament(R), a five card stud poker table game, in which the Company shared revenues with its casino customers. The Tournament version of Let It Ride(R) allowed players to place a $1 entry fee (also called a side bet) to be eligible for immediate bonus payouts with a chance to qualify for Let It Ride The Tournament(R) playoffs. The Company derived revenue from a percentage of the $1 side bet. In the fourth quarter of fiscal 1997, the Company converted Let It Ride The Tournament(R) tables to Let It Ride Bonus(R) tables. The Bonus game allows the casino players to make a $1 side bet which provides for the large immediate payouts similar to the Tournament game; however, there is no playoff as in the Tournament game. Revenue is generated by the Let It Ride Bonus(R) game through a monthly licensing fee ranging from $995 to $1,995 for each table placed in casinos. The Let It Ride Bonus(R) table game is approved in 31 jurisdictions. As of October 31, 1998, approximately 625 Let It Ride(R) table games were installed in casinos, with approximately 375 Bonus tables. The other 250 tables are the basic version of Let It Ride(R), for which the Company receives monthly license fees up to $795 per table from casino customers. The basic version of Let It Ride(R) is similar to the Bonus game except there is no $1 side bet option.

        In the second quarter of fiscal 1998, the Company entered into an agreement with Bally Gaming, Inc. for the development, manufacture and marketing of a casino video slot game version of Let's Make A Deal(R). The Company granted Bally Gaming, Inc. an exclusive license for the use of Let's Make A Deal(R) intellectual property in gaming machines in certain jurisdictions. The Company recorded $1,000,000 of licensing income in connection with the signing of this agreement. Future revenue and expenses related to the development and distribution of the game will be shared equally by the Company and Bally Gaming, Inc. The game was shown at the World Gaming Congress & Expo in Las Vegas in September 1998. The Company expects Let's Make A Deal(R) to be introduced to the gaming market in mid-fiscal 1999.

        In fiscal 1997, the Company acquired a video game library which included a wide-area progressive video poker game called Five Deck Frenzy(TM). In September 1997, the Company entered into a joint marketing agreement with International Game Technology (IGT) to market Five Deck Frenzy(TM). At October 31, 1998, there were 164 Five Deck Frenzy(TM) video poker games in Nevada casinos. The Company developed a second game from the Five Deck concept called Five Deck Poker(TM). This game is marketed under a separate joint marketing agreement with IGT. Five Deck Poker(TM) is similar to Five Deck Frenzy(TM) in all aspects of game play, except that Five Deck Poker(TM) is a stand alone casino video poker game not connected to a wide-area progressive system. Five Deck Poker(TM) may also be played as an intra-casino progressive, which allows a single casino to offer a progressive jackpot based solely on the play levels in a specific casino. There were 89 Five Deck Poker(TM) games installed in casinos as of October 31, 1998.


RESULTS OF OPERATIONS

FACILITIES RELOCATION AND OTHER CHARGES

        In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 ($1,680,000 or $.17 per diluted share, after tax), due to the relocation of the Company's administrative functions and manufacturing operations from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and office lease cancellation costs. The Company recorded a valuation allowance of $940,000 against inventories of certain single deck shufflers and component parts in advance of the planned introduction of the next generation of single deck shuffler model called the ACE(TM). This charge was included in the cost of products in the Consolidated Income Statements. Finally, miscellaneous assets totaling $275,000 were written off and included in selling, general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUE AND COST OF PRODUCTS

        Revenue for fiscal 1998 was $27,124,000, a decrease of $1,612,000, or 5.6% from the prior year. Shuffler sales were $6,521,000 compared to $9,020,000 in fiscal 1997. During fiscal 1998, the Company refocused its shuffler placement strategy to emphasize lease installations, which resulted in lower sales revenue. Unit sales totaled 903 in fiscal 1998 compared to 1,193 last year. Current year unit sales included sales of 743 new units and 160 units converted to a sale from a lease, compared to 526 new unit sales and 667 conversions in the prior year. The average revenue per shuffler sold decreased to $7,246 from $7,560 in fiscal 1997 due to an increase in units sold at lower distributor pricing for most international sales. In addition, even though the Company increased the selling price of shufflers by approximately 15% effective February 1, 1998, over 40% of total unit sales occurred in the first quarter of fiscal 1998, prior to the price increase. Shuffler lease revenue was $9,807,000 in fiscal 1998 compared to $10,840,000 in the prior year. The installed base of shufflers on lease increased to 1,880 at October 31, 1998, from 1,600 units at October 31, 1997. Although the lease base increased by 280 units, or 17.5%, the lease revenue did not show a similar increase since over 200 units were installed in the second half of fiscal 1998. In addition, during fiscal 1998, the Company began a part-time lease program whereby its customers could lease shufflers at a price below the standard monthly lease price if the casino customer met certain requirements. The installed lease base of multi-deck shufflers increased by 33% from October 31, 1997, while single deck shufflers on lease increased by 9% between the years.

        Revenue from the Let It Ride(R) table game increased by $252,000 to $7,864,000 in fiscal 1998. Included in this category for fiscal 1998 was revenue from Let It Ride Bonus(R), Let It Ride(R) the basic game, and sales of associated equipment for Let It Ride Bonus(R). During the fourth quarter of fiscal 1997, the Company converted substantially all of its Let It Ride The Tournament(R) tables to Let It Ride Bonus(R) tables. Total installed Bonus tables increased from 220 at October 31, 1997, to 375 at October 31, 1998. Revenue increased slightly as increases in installed units were offset by lower average per table revenue, while operating profits improved substantially as a result of significant cost reductions. The per table revenue for Let It Ride Bonus(R) is a fixed monthly fee compared to a higher variable monthly fee charged for Let It Ride The Tournament(R) tables. Let It Ride(R) basic tables in casinos decreased to 250 at October 31, 1998, from 325 tables as of October 31, 1997. Substantially all of the net decrease resulted from casinos converting basic tables to Let It Ride Bonus(R) tables. However, Let It Ride(R) basic revenue increased between the years due to the price increase effective November 1997.

        Video revenue increased by $1,183,000 to $1,707,000 in fiscal 1998. Current year video revenue included $1,000,000 received from Bally Gaming, Inc. under an exclusive license arrangement for the Let's Make A Deal(R) intellectual property. Video revenue also included revenue from Five Deck Frenzy(TM) and Let It Ride Bonus Video(R). Other revenue increased to $1,225,000 from $740,000 in the prior year due to a $475,000 increase in revenue recognized on warranty and service contracts sold to customers that purchased shufflers.

        Gross margin improved to 64.7% in fiscal 1998 from 63.5% in fiscal 1997. Excluding the one-time inventory valuation charge of $940,000, gross margin would have been 68.2% in the current year. The margin percentage on Let It Ride(R) table games improved during fiscal 1998, due to the conversion to Let It Ride Bonus(R). The direct expenses required to support Let It Ride The Tournament(R) are not required to support the Bonus game. The margin also improved due to the recording of the video license fee revenue of $1,000,000 under the Bally Gaming, Inc. agreement with insignificant related product expenses. Field service costs to support the installed base of shufflers and Let It Ride Bonus(R) tables decreased as a percentage of revenues by 3.2% between the years, which also improved the gross margin. The Company streamlined its field service support activities and closed certain of its underutilized field service offices during fiscal 1998.

OPERATING EXPENSES

        Selling, general and administrative expenses decreased by $528,000, or 5.4% to $9,336,000 in fiscal 1998 compared to $9,864,000 in the prior year. Staffing related expenses decreased by $1,087,000 between the years, including a $502,000 decrease to $163,000 for employee bonus expense. Fiscal 1997 also included compensation for employees terminated during the year. The remaining decrease resulted from an overall reduction in staffing levels. Legal fees decreased by $140,000 to $1,040,000 in the current year compared to $1,180,000 last year. Fiscal 1997 included legal fees for a lawsuit that was settled in August 1997. Patent related legal fees also decreased between the years. Bad debt expense increased to $171,000 in fiscal 1998 compared to $47,000 in fiscal 1997. The Company experienced a significant loss due to a casino customer in Atlantic City, New Jersey filing for bankruptcy protection. Consulting fees increased by $184,000 in fiscal 1998 from product-related contracts, human resource and investment banker fees. The Company retained CIBC Oppenheimer late in fiscal 1998 to explore strategic alternatives. International sales expenses

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased by $136,000 resulting from a change in the Company's international distributor. Fiscal 1998 selling, general and administrative expenses included $275,000 of miscellaneous asset write-offs for certain fixed assets and intangibles. Operating expenses also included a separate charge of $1,435,000 related to the facilities relocation. (See Facilities Relocation and Other Charges.)

        Research and development expenses increased by $769,000, or 45.4%, between the years. Approximately $372,000 of the increase resulted from increased staffing levels in video/slot game software development. Amortization expense of the intangible assets associated with video intellectual property acquired in fiscal 1997 increased by $282,000 in fiscal 1998 compared to fiscal 1997, due to a full year of amortization in the current year and only three months of amortization in the prior year. Prototype materials and outside engineering fees increased by $138,000 in the year ended October 31, 1998, due to research efforts in the development of the new generation single deck shuffler and a continuous shuffler.

OTHER INCOME AND EXPENSE

        Other income, net, was interest income for both years. Interest income decreased to $1,069,000 from $1,215,000 in fiscal 1997 due to the decrease in cash and investments of $7,834,000 from the prior year end. Interest expense was $91,000 and $69,000 in fiscal 1998 and 1997, respectively.

        The provision for income taxes was based on an effective tax rate of 35.6% in fiscal 1998 compared to 34.6% in fiscal 1997. The current year provision includes a 3.0% benefit from the foreign sales corporation compared to
 .9% in fiscal 1997, due to a significant increase in qualified export revenue. The provision for state income taxes, net of federal benefits, increased to 3.8% from 1.4% in the prior year as the Company increased its revenues and profits in states requiring filing and payment of income-based taxes.

        Net income was $3,343,000, or $.34 per diluted share, compared to $5,122,000, or $.47 per diluted share last year. Current year net income included expenses of $2,650,000 before taxes ($1,680,000, or $.17 per share after taxes) due to the consolidation of the Company's facilities and valuation adjustments on certain assets. Weighted average common shares - assuming dilution, decreased to 9,753,000 shares in the current year compared to 10,850,000 in the prior year due to the repurchase of 2,000,000 shares in fiscal 1998 and 1,241,000 shares in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUE AND COST OF PRODUCTS

        Revenue for fiscal 1997 was $28,736,000 compared to revenue of $22,587,000 in fiscal 1996, an increase of $6,149,000, or 27.2%. Shuffler sales totaled $9,020,000 in fiscal 1997 compared to $4,558,000 in fiscal 1996 while fiscal 1997 unit sales totaled 1,193 compared to unit sales of 619 in the prior year. Included in the fiscal 1997 unit sales were 667 units converted to a sale from a unit under lease at the time of sale. Substantially all of these conversion sales were to casinos in the domestic market. The average per unit sales price increased to $7,560 in fiscal 1997 from $7,363 since fiscal 1996 sales included relatively more lower-priced sales to international distributors. The shuffler lease base decreased to 1,600 units at October 31, 1997 compared to 1,804 units on lease at October 31, 1996, principally due to the leased units converted to sold units during the year. Multi-deck shuffler systems on lease increased by 4% while single deck units on lease decreased by 18% between the comparable year ends. Monthly lease pricing was unchanged for all leased shuffler systems between the years.

        Revenue from the Let It Ride(R) table game decreased by $205,000, or 3.2% from fiscal 1996. In the fourth quarter of fiscal 1997, the Company converted Let It Ride The Tournament(R) to the Let It Ride Bonus(R) table game in Nevada and Mississippi. The Company generated greater revenues from Let It Ride The Tournament(R) game than the Bonus game due to the revenue sharing of the $1 side bet. To offset the decrease in revenues, the Company reduced a number of expenses to support the Let It Ride Bonus(R) table game. There were approximately 220 Let It Ride Bonus(TM) tables in casinos as of October 31, 1997 compared to 200 Tournament tables in casinos as of October 31, 1996. In connection with the Tournament to Bonus conversion of tables, the Company sold the associated equipment for use with the Bonus table game. Sales of this associated equipment were $517,000 in fiscal 1997. This amount is included with Let It Ride(R) table game revenue in the consolidated income statements. The Company will continue to offer this equipment for sale in new Let It Ride Bonus(R) table installations. Let It Ride(R) basic tables in casinos increased to 325 tables as of October 31, 1997 compared to 300 as of the prior year end. Effective November 1, 1997, the Company increased the per table monthly fee for the Let It Ride(R) basic game to $795 from pricing generally under $300 per table per month.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Video revenue increased to $524,000 from $76,000 in fiscal 1996. Substantially all of the video revenue was generated from Let It Ride Bonus Video(R). Revenues from Five Deck Frenzy(TM) were not significant in fiscal 1997 due to the mid-year product introduction. Other revenue included approximately $300,000 of revenue recognized on the sale of extended service and warranty contracts on shufflers sold.

        Gross margin improved to 63.5% in fiscal 1997 from 62.9% in the prior year. The gross margin from each of the products generating revenue was similar between the comparable periods. In fiscal 1997, the provision for inventory obsolescence was $516,000, or 1.8% of revenue compared to $381,000, or 1.7% in fiscal 1996. Obsolescence provisions were provided for certain obsolete and excess inventory associated with Let It Ride The Tournament(R) equipment and early version shufflers. Field support costs, including service and related expenses, decreased to 13.3% of revenue in fiscal 1997 from 13.8% of revenue in fiscal 1996 due to the increase in revenues in fiscal 1997. Production related expenses decreased to .6% of revenue in fiscal 1997 from 1.8% of revenue in fiscal 1996 due to improved capacity utilization in the production of finished shufflers.

OPERATING EXPENSES

        Selling, general and administrative expenses were $9,864,000 in fiscal 1997 compared to $7,399,000 in fiscal 1996. Payroll related expenses increased due to increased staffing levels at the end of fiscal 1996 which carried over to fiscal 1997. However, overall staffing levels decreased by 10% through job restructuring and attrition when comparing staffing as of October 31, 1997, to October 31, 1996. Included in fiscal 1997 staffing expenses was a bonus provision of $665,000 which included bonus payouts to all employees. The prior year bonus expense was $90,000. Legal expenses increased by $396,000 to $1,180,000 in fiscal 1997 because of ongoing litigation with Progressive Games, Inc., a wholly owned subsidiary of Mikohn Gaming Corporation, and costs associated with litigation with DD Stud , Inc. and Anchor Coin which was settled in August 1997. The Company also incurred additional patent related legal expenses in fiscal 1997 due to seeking patent protection for new products and international market expansion. Approximately $440,000 of costs were incurred for product registration in new jurisdictions and costs in support of suitability findings for newly appointed officers during fiscal 1997. These expenses were $200,000 in fiscal 1996. In November 1996, the Company took occupancy of a new facility in Las Vegas. Additional facility related expenses were approximately $335,000 in fiscal 1997 compared to fiscal 1996. Advertising and promotion expenses decreased by $565,000 in fiscal 1997 due to decreased spending in support of Let It Ride The Tournament(R) as the Tournament table game was replaced with the Let It Ride Bonus(R) table game. Research and development expenses increased by $443,000, or 35.4% in fiscal 1997 compared to fiscal 1996. Professional fees included in research and development expenses increased to approximately $350,000 in fiscal 1997 from $150,000 in fiscal 1996. The Company retained Dr. Mark Yoseloff, in the capacity of a consultant to the Company, to assist in the development of new video games and for enhancing the current video offering. On August 1, 1997, Dr. Yoseloff became Executive Vice President of the Company. The Company also had a new version shuffler in development as of October 31, 1997.

OTHER INCOME AND EXPENSE

        Other income, net, was interest income for both years. The decrease in interest income for fiscal 1997 resulted from the use of $10,396,000 for the repurchase of common stock.

        The provision for income taxes was based on an effective tax rate of 34.6% in fiscal 1997 compared to 23.5% in fiscal 1996. The Company provided for income taxes in fiscal 1997 at the statutory rate, while the prior year tax provision included the benefit of the reversal of a $577,000 valuation allowance against deferred tax assets.

        Net income was $5,122,000, or $.47 per diluted share compared to $2,768,000, or $.25 per diluted share in fiscal 1996. Fiscal 1996 net income included a pre-tax write-off of $3,370,000 of notes receivable which was equal to approximately $.22 per share. The weighted average common shares assuming dilution, decreased to 10,850,000 compared to 11,293,000 in fiscal 1996 due the repurchase of 1,241,000 of the Company shares during fiscal 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

October 31, 1999. Management intends to comply with the disclosure requirements of this statement.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for the Company's fiscal year ending October 31, 1999. Management intends to comply with the disclosure requirements of this statement.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures regarding pension and other post retirement benefit plans, and is effective for the Company's fiscal year ending October 31, 1999. Management believes that the adoption of this standard will not have a material impact on its financial condition or results of operations.

        In August 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2000. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

YEAR 2000

        The Year 2000 readiness issue arises from the inability of older software in computer information systems or other devices with date-sensitive functions to properly recognize and accurately process date-sensitive information on and after January 1, 2000. This problem is expected to exist specifically in programs that have defined dates using a two-digit year. If the Company or its customers, suppliers, or other third parties rely on systems that are at risk for this problem and fail to make necessary corrections, the result could be failure or malfunction of certain computer systems and other devices dependent upon date-sensitive functions. For companies so affected, this problem could cause disruptions of operations, including, among other things, a temporary inability to operate or distribute equipment or products, process transactions, send invoices, or engage in other normal business activities.

        While Shuffle Master's review of Year 2000 issues is ongoing, the Company's preliminary assessment is that it has no material exposure to Year 2000 issues. Key factors in this assessment, as well as certain disclaimers, are presented below.

        During fiscal 1997 the Company completed: l) a business system conversion involving all of its core financial and operating applications software, 2) an upgrade of processors or complete systems in substantially all of its servers and personal computers, 3) an upgrade of its network software and most of its personal computer applications software and, 4) an upgrade of its main phone system and voice mail software. These conversions and upgrades were made for reasons unrelated to the Year 2000 issue, but are Year 2000 compliant. Based on these changes, the Company does not anticipate that the Year 2000 issue will significantly affect its internal operations.

        In early fiscal 1999, the Company determined that it has date-sensitive functions in the operating system software for its Let It Ride Bonus(R) game equipment. It is now in the process of updating the software to allow operation without concern for calendar dates. While this particular issue is independent of the Year 2000 date change, the Company expects to obtain all necessary regulatory approvals for the upgraded software during 1999. The Company's first generation single deck and multi-deck shuffler products operate without date-sensitive functions. The Company's newer shuffler products, including the ACE(TM) and multi-deck continuous shuffler, use software that references dates for service reporting functions only and have been designed to operate during and after the Year 2000. The Company also markets games for operation on IGT and IGT progressive systems, and has been informed by IGT that such machines and systems are Year 2000 compliant. Games currently in the market on Bally machines are not a significant source of revenue.

        The Company is in the process of evaluating its key vendors' and service providers' Year 2000 readiness to determine the extent to which such relationships may affect the Company's operations. In the event that Year 2000 issues are identified with key vendors, the Company expects to be able to manage purchases and inventories to minimize Year 2000 issue related delays, if any, in parts supply. In addition, a significant portion of the Company's revenue is recurring in nature and is not, in the short term, materially dependent on new unit production. At present, management therefore believes that the Company's exposure to third party Year 2000 risks is not significant. However, there can be no assurance that affected systems of other companies on which the Company may rely will be converted or that such failure to convert would not have an adverse effect on the Company's operations. Management is also unable to gauge the impact of Year 2000 issues in its casino customers' operations. Such operations are collectively many times the size of the Company and the Company does not have the resources to undertake such an evaluation. Similarly, the Company is not in a position to speculate on the impact of potential system failures in the economy at large. Management is continuing to analyze, assess, and plan for various Year 2000 contingencies.

        In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in fiscal 1998 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY & CAPITAL RESOURCES

        At October 31, 1998, the Company had cash, cash equivalents and investments of $8,472,000 compared to $16,306,000 at October 31, 1997. Working capital decreased to $11,352,000 at October 31, 1998, compared to $20,736,000 at October 31, 1997, and the current ratio decreased to 3.2 to 1 at October 31, 1998, from 5.4 at the end of the prior year. The decrease in cash, working capital and the current ratio at October 31, 1998, resulted from the use of $15,942,000 for the repurchase of common stock.

        Cash provided by operating activities was $9,571,000 in the current year. The significant items comprising such cash provided in fiscal 1998 were net income of $3,343,000, non-cash charges for depreciation, amortization and valuation provisions of $4,236,000, and the provision for the facilities relocation and other charges of $2,650,000. Deferred income taxes, net, increased by $737,000, principally due to current year income tax deduction deferrals for the facilities relocation related expenses and the charge-off for the inventory valuation provision. Changes in operating assets and liabilities include a reduction of $1,481,000 in accounts receivable due to a significant decrease in receivables related to sales of shufflers. Inventories increased by $314,000 from October 31, 1997, to October 31, 1998. The Company increased production quantities of its multi-deck shuffler early in its current year fourth quarter to ensure product availability as all production was essentially shut down late in the fourth quarter because of the relocation of the Company's manufacturing operations.

        Investing activities provided $8,000,000 of cash during fiscal 1998. The investments balance decreased by $9,345,000 as the Company sold investments and used the proceeds to fund share repurchases. The Company received cash of $378,000 on a note receivable in fiscal 1998. Purchases of property and equipment totaled $668,000 in fiscal 1998, and included approximately $270,000 of leasehold improvements for the Las Vegas facility, which included office expansion and the construction of production space to accommodate the facility consolidation.

        Cash flows from financing activities used $16,060,000 in the current year. The Company repurchased 2,000,000 shares of its common stock at a total cost of $15,942,000 during fiscal 1998. This share repurchase completed two separate 1,000,000 share repurchase authorizations approved by the Board of Directors during fiscal 1998. At October 31, 1998, there was an outstanding authorization for share repurchases of up to $2,000,000 of common stock, at specific price limits as set by the Board of Directors.

        The Company does not have any long-term debt or capital leases, except for the debt incurred by the Company to acquire intellectual property from a related party. As of October 31, 1998, the long-term balance remaining under this acquisition was $1,217,000 compared to $1,718,000 as of October 31, 1997, a reduction of $501,000 due to payments made in cash and stock during fiscal 1998.

        The Company believes its existing cash and investments, and cash provided by operations will be sufficient to finance the Company's current operations, share repurchase program and new product development for the foreseeable future.

        At October 31, 1997, the Company had available cash, cash equivalents and investments of $16,306,000 compared to $26,478,000 at October 31, 1996. The decrease resulted from $10,396,000 of cash used to repurchase 1,241,000 shares of the Company's common stock. Working capital decreased to $20,736,000 as of October 31, 1997, from $27,845,000 as of October 31, 1996, and the current ratio decreased to 5.4 to 1 from 5.7 to 1.

        Cash provided by operating activities in fiscal 1997 was $4,498,000. The major components of cash provided by operating activities included net income of $5,122,000, non-cash charges for depreciation and amortization of $3,760,000, and bad debt and inventory allowance provisions of $563,000. Payment of Let It Ride The Tournament(R) playoff prizes in the fourth quarter in fiscal 1997 decreased the Company's cash by $1,874,000. Accounts receivable increased by $1,834,000 due to increased sales of shufflers and extended payment terms on certain of the shuffler sales. Inventories increased by $774,000 as the Company began sourcing inventory late in fiscal 1997 for the fiscal 1998 manufacture of single deck shufflers. In addition, greater quantities of finished shufflers were in inventory at October 31, 1997, to fill a first quarter fiscal 1998 sale. Customer deposits and unearned revenue increased by $611,000 due to an increase of over $400,000 in unearned revenue on sales of extended service and warranty contracts for sold shufflers.

        Under investing activities, investments decreased by $7,785,000 as the Company sold investments and used the cash for the share repurchases. Cash was used to fund the cost of systems leased and held for lease of $2,560,000 and the purchase of property and equipment of $1,527,000. Approximately $645,000 of property additions were for leasehold improvements and office furnishings for the Las Vegas, Nevada facility. Other significant property additions included approximately $500,000 for hardware and software associated with the business system conversion completed in fiscal 1997.

IMPACT OF INFLATION

        To date, inflation has not had a material effect on the Company's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                               PAGE

Independent Auditors' Report                                                 22

Consolidated Income Statements for the
years ended October 31, 1998, 1997, and 1996                                 23

Consolidated Balance Sheets, as of October 31, 1998 and 1997                 24

Consolidated Statements of Changes in Shareholders' Equity
for the years ended October 31, 1998, 1997, and 1996                         25

Consolidated Statements of Cash Flows for the years
ended October 31, 1998, 1997, and 1996                                       26

Notes to Consolidated Financial Statements                                   27

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. (the Company) as of October 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota
December 23, 1998                           DELOITTE & TOUCHE LLP

                         CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


YEAR ENDED OCTOBER 31,                              1998            1997            1996
                                                ------------    ------------    ------------
REVENUE:
    Shuffler lease                              $      9,807    $     10,840    $      9,684
    Shuffler sales                                     6,521           9,020           4,558
    Let It Ride(R)table game                           7,864           7,612           7,817
    Video                                              1,707             524              76
    Other                                              1,225             740             452
                                                ------------    ------------    ------------
                                                      27,124          28,736          22,587
                                                ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of products                                   9,578          10,493           8,388
    Selling, general and administrative                9,336           9,864           7,399
    Research and development                           2,462           1,693           1,250
    Office relocation expenses                         1,435              --              --
                                                ------------    ------------    ------------
                                                      22,811          22,050          17,037
                                                ------------    ------------    ------------

Income from operations                                 4,313           6,686           5,550

Loss on notes receivable                                  --              --          (3,370)

Other income, net                                        880           1,146           1,438
                                                ------------    ------------    ------------

Income before income taxes                             5,193           7,832           3,618

Provision for income taxes                             1,850           2,710             850
                                                ------------    ------------    ------------

NET INCOME                                      $      3,343    $      5,122    $      2,768
                                                ============    ============    ============


EARNINGS PER COMMON SHARE, BASIC                $        .34    $        .47    $        .25
                                                ============    ============    ============

EARNINGS PER COMMON SHARE, ASSUMING DILUTION    $        .34    $        .47    $        .25
                                                ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES, BASIC                  9,691          10,798          11,116
                                                ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES,
    ASSUMING DILUTION                                  9,753          10,850          11,293
                                                ============    ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS


AS OF OCTOBER 31,                                                 1998           1997
                                                              -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                  $     2,564    $     1,053
   Investments                                                      5,908         15,253
   Accounts receivable, net                                         3,702          5,354
   Note receivable from related party                                 342            697
   Inventories                                                      2,305          2,317
   Deferred income taxes                                              850            219
   Other current assets                                               827            599
                                                              -----------    -----------

         Total current assets                                      16,498         25,492

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
    LEASES, NET, AND HELD FOR LEASE                                 5,103          7,497

PROPERTY AND EQUIPMENT, NET                                         3,065          3,744

INTANGIBLE ASSETS, NET                                              3,098          3,840

OTHER ASSETS                                                          529            153
                                                              -----------    -----------

         TOTAL ASSETS                                         $    28,293    $    40,726
                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $     1,002    $       600
   Accrued liabilities                                              1,955          1,483
   Current portion of long-term obligation
       to related party                                               529            529
   Customer deposits and unearned revenue                           1,660          1,946
   Tournament playoff liability                                        --            198
                                                              -----------    -----------

        Total current liabilities                                   5,146          4,756

DEFERRED INCOME TAXES PAYABLE                                          35            141

LONG-TERM OBLIGATION TO RELATED PARTY                               1,217          1,718

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000 shares
        authorized; 8,015 and 9,968 shares issued
        and outstanding                                                80            100
   Additional paid-in capital                                      11,366         26,905
   Retained earnings                                               10,449          7,106
                                                              -----------    -----------

         Total shareholders' equity                                21,895         34,111
                                                              -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    28,293    $    40,726
                                                              ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                     RETAINED
                                           COMMON STOCK             ADDITIONAL       EARNINGS
                                     -------------------------       PAID-IN      (ACCUMULATED
                                       SHARES         AMOUNT         CAPITAL         DEFICIT)
                                     ---------     -----------     -----------     -----------
BALANCE, OCTOBER 31, 1995               11,048     $       110     $    35,773     $      (784)

Common stock options exercised              23               1             151

Common stock warrants exercised            106               1           1,039

Other                                                                       80

Net income                                                                               2,768
                                     ---------     -----------     -----------     -----------

BALANCE, OCTOBER 31, 1996               11,177             112          37,043           1,984

Common stock repurchased                (1,241)            (12)        (10,384)

Common stock options exercised              16              --             111

Other                                       16              --             135

Net income                                                                               5,122
                                     ---------     -----------     -----------     -----------

BALANCE, OCTOBER 31, 1997                9,968             100          26,905           7,106

Common stock repurchased                (2,000)            (20)        (15,922)

Common stock options exercised              25              --             194

Other                                       22              --             189

Net income                                                                               3,343
                                     ---------     -----------     -----------     -----------

BALANCE, OCTOBER 31, 1998                8,015     $        80     $    11,366     $    10,449
                                     =========     ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


YEAR ENDED OCTOBER 31,                                                 1998            1997            1996
                                                                   -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $     3,343     $     5,122     $     2,768
    ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
       PROVIDED BY OPERATING ACTIVITIES:
            Depreciation and amortization                                3,739           3,760           2,482
            Facilities relocation and other charges                      2,650              --              --
            Loss on notes receivable                                        --              --           3,300
            Provision for bad debts                                        171              47              85
            Provision for inventory obsolescence                           326             516             381
            Deferred income taxes                                         (737)            (45)            232
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
            Accounts receivable                                          1,481          (1,834)         (1,232)
            Notes receivable from related party                            (23)           (349)            (28)
            Inventories                                                   (314)           (774)           (137)
            Other current assets                                          (285)           (246)         (1,113)
            Accounts payable and accrued liabilities                      (296)           (436)          1,145
            Customer deposits and unearned revenue                        (286)            611             701
            Tournament playoff liability                                  (198)         (1,874)          1,428
                                                                   -----------     -----------     -----------

            Net cash provided by operating activities                    9,571           4,498          10,012
                                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                           (22,199)       (112,790)        (53,437)
    Proceeds from sales and maturities of investments                   31,544         120,575          49,331
    Payments for systems and equipment leased and held for
           lease                                                          (212)         (2,560)         (2,871)
    Purchases of property and equipment                                   (668)         (1,527)         (2,426)
    Proceeds received on notes receivable                                  378              --              --
    Other                                                                 (843)            (16)           (364)
                                                                   -----------     -----------     -----------

            Net cash provided by (used in) investing activities          8,000           3,682          (9,767)
                                                                   -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock                                         (15,942)        (10,396)             --
    Payments on long-term obligation to related party                     (312)           (275)             --
    Proceeds from issuance of common stock and  warrants                   194             111           1,192
    Other                                                                   --              (7)            107
                                                                   -----------     -----------     -----------

            Net cash (used in) provided by financing activities        (16,060)        (10,567)          1,299
                                                                   -----------     -----------     -----------
    Net increase (decrease) in cash and cash equivalents                 1,511          (2,387)          1,544

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,053           3,440           1,896
                                                                   -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $     2,564     $     1,053     $     3,440
                                                                   ===========     ===========     ===========

NON-CASH TRANSACTIONS:
    Acquisition of intangible assets for debt and equity
       securities                                                  $        --     $     2,670     $        --
                                                                   ===========     ===========     ===========
    Payment of debt with common stock                              $       189     $       142     $        --
                                                                   ===========     ===========     ===========

CASH PAID DURING THE YEAR FOR:
    Income taxes                                                   $     2,017     $     3,179     $       463
                                                                   ===========     ===========     ===========
    Interest                                                       $        91     $        69     $        --
                                                                   ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    DESCRIPTION OF BUSINESS:

        Shuffle Master, Inc. (the "Company") is a supplier of shuffler systems and proprietary table and video/slot game machines and software to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shuffler systems. The Company's current shuffler offering includes multi-deck and single deck shufflers available to casinos through a purchase or lease option. The Company markets its shuffler systems in all domestic gaming jurisdictions and internationally through a distributor.

        In fiscal 1993, the Company developed a proprietary, five card stud poker table game called Let It Ride(R) and offered the game to casinos in a basic version. Let It Ride The Tournament(R) was introduced in fiscal 1995. In fiscal 1997, the Let It Ride The Tournament(R) table game format was discontinued and replaced with the Let It Ride Bonus(R) format. Let It Ride Bonus(R) allows the casino players to make a $1 side bet which provides for larger immediate, predetermined payouts in addition to the basic payouts. The basic version of Let It Ride(R) is similar to the Bonus game except that it does not offer the $1 side bet. The Company generates revenues from installed Bonus and basic tables through a monthly fixed fee to its casino customers.

        In fiscal 1997, the Company introduced a wide-area progressive video poker game called Five Deck Frenzy(TM) through its joint marketing agreement with IGT. The Company and IGT share equally in the profits generated by Five Deck Frenzy(TM). A second game from the Five Deck family called Five Deck Poker(TM) is currently marketed by the Company under a separate joint marketing agreement with IGT.

        In fiscal 1998, the Company entered an agreement with Bally Gaming, Inc. for development, manufacture and marketing of a casino video slot game version of Let's Make A Deal(R). The Company received video license fee revenue under this agreement in fiscal 1998.

    PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

    INVENTORIES:

        Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

    LEASING OPERATIONS:

        Shuffler systems leased to customers pursuant to operating leases and shuffler systems held for lease are stated at cost. Depreciation on leased shuffler systems is calculated using the straight-line method over three to four years. The Company provides maintenance on its shuffler systems on lease as part of its normal lease agreement. Leases generally require prepayment of two months lease payments which are included on the consolidated balance sheets as customer deposits.

    REVENUE RECOGNITION:

        The Company recognizes sales revenue on the shipment of a shuffler system. If a customer converts an existing leased shuffler system to a purchase, revenue is recorded on the effective date of the lease to sales conversion. Shuffler lease revenue is generated on a monthly basis, generally through indefinite term leases. Table and video revenue is generated by monthly fixed license and royalty fees, and equipment sales and leasing. The Company also recognizes revenue through the sale of service and warranty contracts on its sold shufflers. Prepaid service and warranty contracts are included in the consolidated balance sheets as unearned revenue.

    RESEARCH AND DEVELOPMENT:

        Research and development costs are expensed as incurred.

    CONCENTRATION OF CREDIT RISK:

        The Company has a concentration of credit risk since substantially all of its receivables are with customers in the gaming industry.

    PROPERTY AND EQUIPMENT:

        Property and equipment is stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset of three to five years, or lease terms for leasehold improvements.

    INTANGIBLE ASSETS:

        Intangible assets include purchased intellectual property for video games, patents and licenses. Intangible assets are amortized over a period of three to five years.

    EARNINGS PER COMMON SHARE:

        Basic earnings per common share is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is similar to basic except that the weighted average number of common shares outstanding is increased to give effect to all potential dilutive common shares outstanding during the period.

    IMPAIRMENT OF LONG-LIVED ASSETS:

        Management periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. As of October 31, 1998, management has determined that there was no impairment of long-lived assets.

    RECENTLY ISSUED ACCOUNTING STANDARDS:

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending October 31, 1999. Management intends to comply with the disclosure requirements of this statement.

        In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in financial statements and is effective for the Company's fiscal year ending October 31, 1999. Management intends to comply with the disclosure requirements of this statement.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures regarding pension and other post retirement benefit plans, and is effective for the Company's fiscal year ending October 31, 1999. Management believes that the adoption of this standard will not have a material impact on its financial condition or results of operations.

        In August 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2000. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

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

    INVESTMENTS:

        The Company classifies all of its securities as available-for-sale. As of October 31, 1998 and 1997, the cost of securities approximated fair value which was based on quoted market prices. All of the investments will mature within one year from October 31, 1998.

    Investments at fair value consisted of the following:

AS OF OCTOBER 31,                      1998             1997
-----------------                  -----------      ----------
(In thousands)
United States Government
   and Agency Obligations          $     4,111      $   14,036
Corporate Bonds                          1,797           1,080
Other                                       --             137
                                   -----------      ----------
                                   $     5,908      $   15,253
                                   ===========      ==========

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

3.   OTHER FINANCIAL STATEMENT DATA:

The following provides additional disclosures for selected information from the consolidated financial statements:


AS OF OCTOBER 31,                                       1998              1997
-----------------                                   ------------     ------------
(In thousands)
ACCOUNTS RECEIVABLE:
Trade receivables                                   $      3,827     $      5,504
Less: Allowance for doubtful accounts                       (125)            (150)
                                                    ------------     ------------
                                                    $      3,702     $      5,354
                                                    ============     ============
INVENTORIES:
Raw materials and component parts                   $      1,589     $      1,580
Work-in-process                                              366              635
Finished goods                                               535              337
                                                    ------------     ------------
                                                           2,490            2,552
Less: Valuation allowance                                   (185)            (235)
                                                    ------------     ------------
                                                    $      2,305     $      2,317
                                                    ============     ============
SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE:
Systems and equipment leased:
Shuffler systems                                    $      5,555     $      4,790
Table and video equipment                                  2,061            2,194
                                                    ------------     ------------
                                                           7,616            6,984
Less: Accumulated depreciation                            (4,965)          (3,680)
                                                    ------------     ------------
                                                           2,651            3,304
Systems and equipment held for lease:
Shuffler systems                                           1,361            2,273
Table and video equipment                                  1,561            1,920
                                                    ------------     ------------
                                                           2,922            4,193
Less: Valuation allowance                                   (470)              --
                                                    ------------     ------------
                                                           2,452            4,193
                                                    ------------     ------------
                                                    $      5,103     $      7,497
                                                    ============     ============
PROPERTY AND EQUIPMENT:
Office furniture and computer equipment             $      2,295     $      2,543
Leasehold improvements                                     1,858            1,794
Production equipment                                         314              369
Other                                                        624              546
                                                    ------------     ------------
                                                           5,091            5,252
Less: Accumulated depreciation and amortization           (2,026)          (1,508)
                                                    ------------     ------------
                                                    $      3,065     $      3,744
                                                    ============     ============
INTANGIBLE ASSETS:
Purchased video games                               $      3,370     $      3,370
Other                                                        290            1,062
                                                    ------------     ------------
                                                           3,660            4,432
Less: Accumulated amortization                              (562)            (592)
                                                    ------------     ------------
                                                    $      3,098     $      3,840
                                                    ============     ============
ACCRUED LIABILITIES:
Facilities relocation related charges               $        933     $         --
Compensation                                                 610            1,232
Income taxes                                                 151               --
Other                                                        261              251
                                                    ------------     ------------
                                                    $      1,955     $      1,483
                                                    ============     ============

YEAR ENDED OCTOBER 31,                  1998            1997           1996
----------------------              -----------     -----------     -----------
(In thousands)
COST OF PRODUCTS:
Shuffler lease                      $     3,713     $     3,557     $     3,066
Shuffler sales                            3,044           3,186           1,882
Let It Ride(R)table game                  1,821           2,682           2,748
Video                                       613             474             153
Other                                       387             594             539
                                    -----------     -----------     -----------
                                    $     9,578     $    10,493     $     8,388
                                    ===========     ===========     ===========

OTHER INCOME, NET:
Interest income                     $       971     $     1,215     $     1,438
Interest expense                            (91)            (69)             --
                                    -----------     -----------     -----------
                                    $       880     $     1,146     $     1,438
                                    ===========     ===========     ===========

4.   FACILITIES RELOCATION AND OTHER CHARGES:

        In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 ($1,680,000 or $.17 per diluted share, after tax), due to the relocation of the Company's administrative functions and manufacturing operations from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and office lease cancellation costs. The Company recorded a valuation allowance of $940,000 against inventories of certain single deck shufflers and component parts, in advance of the planned introduction of the next generation of single deck shuffler model. This charge was included in the cost of products. In addition, miscellaneous assets totaling $275,000 were written off and recorded in selling, general and administrative expenses.

        The cash and non-cash components of the charge approximate $1,170,000 and $1,480,000, respectively. The charges and their utilization are summarized as follows:

AS OF OCTOBER 31, 1998,                       CHARGE      UTILIZED     BALANCE
-----------------------                     ---------    ---------    ---------
(In thousands)
Write-down of assets                        $   1,423    $     953    $     470
Employee severance and termination
    benefits                                    1,050          149          901
Other                                             177          145           32
                                            ---------    ---------    ---------
                                            $   2,650    $   1,247    $   1,403
                                            =========    =========    =========

5.   INCOME TAXES:

        Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

        The components of the provision for income taxes are as follows for the years ended October 31:

                                           1998           1997          1996
                                        ----------     ----------    ----------
(In thousands)
CURRENT:
   Federal                              $    2,185     $    2,541    $      678
   Foreign                                      95             --            --
   State                                       307            124            58
                                        ----------     ----------    ----------
                                             2,587          2,665           736
DEFERRED                                      (737)            45           114
                                        ----------     ----------    ----------
                                        $    1,850     $    2,710    $      850
                                        ==========     ==========    ==========

        Deferred tax assets and liabilities consisted of the following as of October 31:

(In thousands)                                        1998          1997
                                                   ---------     ---------
DEFERRED TAX LIABILITIES:
    Depreciation                                   $    (197)    $    (427)
    Research and experimental                             78           151
    Intangible amortization                               88           140
    Other                                                 (4)           (5)
                                                   ---------     ---------
                                                   $     (35)    $    (141)
                                                   =========     =========
DEFERRED TAX ASSETS:
    Facilities relocation related charges          $     283     $      --
    Inventory and asset valuation allowances             233            83
    Reserves differential for gaming activities          213            --
    Accrued vacation                                      60            89
    Other                                                 61            47
                                                   ---------     ---------
                                                   $     850     $     219
                                                   =========     =========

        There was no valuation allowance as of October 31, 1998 and 1997. The net change in the valuation allowance for deferred tax assets was a decrease of $577,000 for the year ended October 31, 1996, due to utilization of net operating loss and tax credit carryforwards.

        The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                               1998        1997        1996
                                              ------      ------      ------
Federal income tax at the statutory rate        34.0%       34.0%       34.0%
Benefit due to foreign sales corporation        (3.0)        (.9)         --
Reduction in valuation allowance                  --          --       (15.9)
State income taxes, net of federal benefit       3.8         1.4         1.1
Other                                             .8          .1         4.3
                                              ------      ------      ------
Effective tax rate                              35.6%       34.6%       23.5%
                                              ======      ======      ======

6.   COMMITMENTS AND CONTINGENCIES:

        OPERATING LEASES:

        The Company leases office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $707,000, $632,000 and $377,000 for the years ended October 31, 1998, 1997, and 1996, respectively.

        Estimated future minimum lease payments under operating leases as of October 31, 1998, are as follows:

YEAR ENDING OCTOBER 31,
    (In thousands)
         1999                $     546
         2000                      373
         2001                      268
         2002                      242
         2003                      242
         Thereafter                806
                             ----------
                             $   2,477
                             ==========

        LITIGATION:

        The Company is involved in litigation with Progressive Games, Inc., a Florida corporation, which is a wholly-owned subsidiary of Mikohn Gaming Corp. The Company has a declaratory judgment action pending in the United States District Court requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino customers in United States District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana, and Missouri, alleging that the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages.

        The Company has agreed to defend and indemnify, and is defending and indemnifying all of its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who are sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition or results of operations.

7.   STOCK OPTIONS AND WARRANTS:

        STOCK OPTIONS:

        In November 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan. The plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code, and nonqualified options which do not meet the requirements of Section 422. A total of 960,000 shares of the Company's stock have been reserved for issuance under the plan. In January 1999, an additional 250,000 shares were added to the reserved shares under the plan by the Board of Directors. The addition of these shares to the plan is subject to shareholder approval at the March 1999 meeting of shareholders.

        In November 1993, the Company's Board of Directors adopted the Outside Directors' Option Plan for the purpose of compensating outside directors with grants of stock options. There may be an annual option grant of 3,000 shares to each eligible director at a price equal to the fair market value on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. A total of 150,000 shares of the Company's stock have been reserved for issuance under the plan.

        In October 1997, the Board of Directors granted an option to purchase 94,000 shares of the Company's common stock at $8.75 per share to the former Chairman of the Board. These options were granted outside of the existing stock option plans.

        A summary of stock option activity is as follows:


YEAR ENDED OCTOBER 31,                 1998                  1997                   1996
----------------------        ---------------------  ---------------------  ---------------------
                                         Wtd. Avg.              Wtd. Avg.              Wtd. Avg.
(shares in thousands)          Shares   Exer. Price   Shares   Exer. Price   Shares   Exer. Price
                              -------   -----------  -------   -----------  -------   -----------
Outstanding at
    beginning of year             982     $  9.13        648     $  9.81        482     $  8.83
Granted                           272        8.45        422        8.52        230       11.93
Exercised                         (25)       7.79        (22)       7.09        (23)       6.56
Forfeited                        (105)       9.89        (66)      12.57        (41)      12.14
                              -------                -------                -------
Outstanding at
    end of year                 1,124     $  8.93        982     $  9.13        648     $  9.81
                              =======     =======    =======     =======    =======     =======

Options exercisable at end
    of year                       647     $  9.00        451     $  9.01        295     $  8.65
                              =======     =======    =======     =======    =======     =======

        The following table summarizes information concerning options outstanding and exercisable options as of October 31, 1998:


(shares in thousands)                   Weighted-
                                         Average             Weighted-                         Weighted-
      Range              Number         Remaining        Average Exercise     Options      Average Exercise
of Exercise Prices    Outstanding    Contractual Life         Price         Exercisable         Price
-----------------------------------------------------------------------------------------------------------
      $1-$3                --               --                   --              --                --
      $3-$6                79              5.6                $5.76              79             $5.76
      $6-$9               719              7.4                 8.17             357              8.15
     $9-$12               269              8.3                10.68             166             10.89
     $12-$15               57              7.4                14.65              45             14.55

        Effective November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and directors. No compensation cost has been recognized for stock options issued under the 1993 Stock Option Plan and the Outside Directors' Option Plan since the exercise price for all options granted was at least equal to the fair value of the common stock on the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal 1998, 1997, and 1996, consistent with the method provided in SFAS No. 123, the Company's net income and earnings per share would have been as follows:

YEAR ENDED OCTOBER 31,                            1998      1997      1996
---------------------------------------------    ------    ------    ------
Net income (in thousands):
            As reported                          $3,343    $5,122    $2,768
            Pro forma                             2,987     4,076     2,248

Earnings per common share, basic:
            As reported                          $  .34    $  .47    $  .25
            Pro forma                               .31       .38       .20

Earnings per common share, assuming dilution:
            As reported                          $  .34    $  .47    $  .25
            Pro forma                               .31       .38       .20

Weighted average fair value of options granted
during the year                                  $ 5.69    $ 6.11    $ 9.64

        The fair value of options granted during fiscal 1998, 1997, and 1996 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

YEAR ENDED OCTOBER 31,                1998            1997             1996
------------------------         -------------   --------------   --------------
Dividend yield                         None           None             None
Expected volatility                   58.6%          52.6%            67.8%
Risk-free interest rate                5.5%           6.5%             6.5%
Expected life of options           9.75 years      9.77 years       9.77 years

        The Black Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can significantly affect the fair value estimate, in management's opinion, use of the existing models for valuation does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

        WARRANTS:

        As of October 31, 1998, there were 80,000 warrants outstanding to purchase common stock at $10.47 per share. In fiscal 1996, the holders exercised 45,000 warrants. No warrants were exercised in fiscal 1998 or fiscal 1997.

8.   COMMON STOCK REPURCHASE:

        During fiscal 1998, the Company's Board of Directors approved two separate resolutions, each for the repurchase of up to 1,000,000 shares of its outstanding common stock. The Company repurchased 2,000,000 shares of its common stock under these resolutions at a total cost of $15,942,000. During fiscal 1997, the Company repurchased 1,241,000 shares at a total cost of $10,396,000.

9.   EARNINGS PER COMMON SHARE:

        Effective December 15, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per common share amounts for fiscal 1997 and fiscal 1996 have been restated to conform with the requirements of SFAS 128.


YEAR ENDED OCTOBER 31,                                 1998            1997           1996
------------------------------------------------   ------------    -----------    -----------
(In thousands, except per share amounts):
NET INCOME                                          $     3,343    $     5,122    $     2,768
                                                    ===========    ===========    ===========

BASIC:
    Weighted average shares outstanding                   9,621         10,706         11,116
    Shares to be issued under asset purchase                 70             92             --
                                                    -----------    -----------    -----------

    Weighted average common shares, basic                 9,691         10,798         11,116
                                                    ===========    ===========    ===========

    Earnings per common share, basic                $       .34    $       .47    $       .25
                                                    ===========    ===========    ===========

ASSUMING DILUTION:
    Weighted average common shares, basic                 9,691         10,798         11,116
    Dilutive impact of options outstanding                   62             52            177
                                                    -----------    -----------    -----------

    Weighted average common shares and potential
            dilutive shares outstanding                   9,753         10,850         11,293
                                                    ===========    ===========    ===========

    Earnings per common share, assuming dilution    $       .34    $       .47    $       .25
                                                    ===========    ===========    ===========

10.  SHAREHOLDER RIGHTS PLAN:

        PREFERRED STOCK:

        On June 26, 1998, the Board of Directors designated and established 100,031 shares of no par value Series A Junior Participating Preferred Stock (Preferred Stock). Holders of Preferred Stock are entitled to one hundred votes on any matters submitted to vote by the shareholders of the Company, an aggregate dividend of one hundred times any dividend declared on common stock and a liquidation preference of one hundred times any liquidation payment amount to common shareholders. No shares of Preferred Stock have been issued.

        SHAREHOLDER RIGHTS PLAN:

        On June 26, 1998, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend distribution of one preferred stock purchase right (a Right) for each outstanding common share to shareholders of record on July 10, 1998. Additionally, the Board of Directors further authorized and directed the issuance of one Right for each share of common stock that shall become outstanding between July 10, 1998, and the earliest of the Distribution Date, Redemption Date and the Final Expiration Date, all as defined in the plan.

        Each Right will entitle the registered holder (unless the holder is an Acquiring Person, as defined) to purchase from the Company one one-hundredth of a share of Preferred Stock at $18 per one one-hundredth of a share of Preferred Stock, subject to adjustments (the Purchase Price). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of the Company's common shares. In such event, upon exercise of the Right, the holder of a Right may receive common shares having a value of two times the Purchase Price.

        The Rights will expire on June 26, 2008, unless they become exercisable or are amended before that date, but may be redeemed by the Company for $.01 per Right. After a person or group becomes an Acquiring Person, the Rights may not be redeemed and may only be amended in limited circumstances.

11.  RELATED PARTY TRANSACTIONS:

        In fiscal 1997, the Company advanced $300,000 to its President, Chief Executive Officer and Chairman of the Board. The note receivable is secured by 17,000 shares of the Company's common stock, bears interest at seven percent and matures in November 1999.

        The Company has a non-interest bearing obligation to an Executive Vice President and director related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation has been discounted at a rate of seven percent, and is payable as follows:

YEAR ENDING OCTOBER 31,
(In thousands)
                            1999     $   529
                            2000         547
                            2001         581
                            2002          89
                                  -------------
                                       1,746
Less: current portion                   (529)
                                  -------------
                                     $ 1,217
                                  =============

12.  DEFINED CONTRIBUTION PLAN:

        The Company sponsors a defined contribution plan which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. No matching contributions were made to the plan during the fiscal years ended October 31, 1998, 1997 and 1996.

13.  EXPORT SALES:

        In fiscal 1998, 1997, and 1996, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 24%, 17%, and 14%, respectively, of total revenue.

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                                               Quarter Ended
                                                          --------------------------------------------------------
In thousands, except per common share and ratio amounts   January 31     April 30       July 31         October 31
------------------------------------------------------------------------------------------------------------------
FISCAL 1998

Revenue                                                   $    7,291    $    7,132    $    5,491        $    7,210

Gross Profit                                                   4,747         5,106         2,817             4,876

Operating Income (Loss)                                        1,899         2,269        (1,724)(1)         1,869

Net Income (Loss)                                              1,379         1,627          (941)            1,278

Earnings (Loss) per Common Share, basic(2)                       .14           .16          (.09)              .15

Earnings (Loss) per Common Share, assuming dilution(2)           .14           .16          (.09)              .15


FISCAL 1997

Revenue                                                   $    6,487    $    7,452    $    7,448        $    7,349

Gross Profit                                                   4,094         4,832         4,749             4,568

Operating Income                                               1,330         1,929         1,852             1,575

Net Income                                                     1,077         1,418         1,341             1,286

Earnings per Common Share, basic(2)                              .10           .13           .13               .12

Earnings per Common Share, assuming dilution(2)                  .10           .13           .13               .12

(1) The third quarter of fiscal 1998 included $2,650,000 of charges related to the relocation of the Company's administrative functions and manufacturing operations, and certain inventory and fixed asset valuation adjustments. See notes to consolidated financial statements.

(2) The sum of the quarterly earnings per common share does not equal the amount reported for the fiscal year as quarterly calculations are made independently during the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Directors of the Registrant. The information under the caption "Election of Directors" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.

        (b) Executive Officers of the Registrant. The information under the caption "Executive Officers" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.

        (c) Compliance With Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation," "Stock Performance Graph," and "Termination of Employment Arrangement" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Transactions" in the Company's Fiscal 1998 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     1.      Financial Statements

                        The following consolidated financial statements and independent auditors' report are filed as part of this Report on Form 10-K.

                                Independent Auditors' Report

                                Consolidated Income Statements for the years ended October 31, 1998, 1997, and 1996

                                Consolidated Balance Sheets as of October 31, 1998 and 1997

                                Consolidated Statements of Shareholders' Equity for the years ended October 31, 1998, 1997, and 1996

                                Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997, and 1996

                                Notes to Consolidated Financial Statements

                                Quarterly Financial Data (unaudited)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                2.      Financial Statement Schedules

                        All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                3.      Exhibits

                        3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)

                        3.2 Bylaws of Shuffle Master, Inc. (Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33-53994C)

                        10.1 Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)

                        10.2 Shuffle Master, Inc. Outside Directors' Option Plan (Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)

                        10.3 Office lease dated August 9, 1995, between Shuffle Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (Incorporated by reference to exhibit 10.6 in the Company's Report on Form 10-K for the year ended October 31, 1995)

                        10.4 Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.1 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                        10.5 Purchase Agreement, by and between Shuffle Master, Inc., and Well Suited L.L.C., and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.2 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                        10.6 Purchase/License Agreement, by and between Shuffle Master, Inc., and Visual Communications Consultants, Inc. dba Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.3 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)

                        10.7    Termination of Employment Arrangement for Joseph
                                J. Lahti, as excerpted from the October 27, 1997 minutes of the Board of Directors meeting (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10K for the year ended October 31, 1997)

                        10.8 Shareholder Rights Plan, dated June 26, 1998 (Incorporated by reference to the Company's Report on Form 8K dated June 26, 1998)

                        23.1    Independent Auditors' Consent

                        27.0    Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHUFFLE MASTER, INC.


Dated:    January 28, 1999            By: /s/ Joseph J. Lahti
                                          --------------------------------------
                                          Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature                            Title                         Date
            ---------                            -----                         ----
/s/ Joseph J. Lahti             President, Chief Executive Officer,      January 28, 1999
-----------------------------   and Chairman of the Board
Joseph J. Lahti

/s/ Gary W. Griffin             Chief Financial Officer                  January 28, 1999
-----------------------------
Gary W. Griffin

/s/ John A. Rahja               Vice President and Controller            January 28, 1999
-----------------------------
John A. Rahja

/s/ Mark L. Yoseloff            Executive Vice President and Director    January 28, 1999
-----------------------------
Mark L. Yoseloff

/s/ Patrick R. Cruzen           Director                                 January 28, 1999
-----------------------------
Patrick R. Cruzen

/s/ Thomas A. Sutton            Director                                 January 28, 1999
-----------------------------
Thomas A. Sutton
