Form 10-Q
period 1999-01-31
SHUFFLE MASTER INC
filed 1999-03-15
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q





(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1999

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

                                    Yes  _X_           No ___

As of March 11, 1999, there were 7,991,000 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS



(IN THOUSANDS)                                                            JANUARY 31,           OCTOBER 31,
                                                                        ---------------       ----------------
ASSETS                                                                       1999                  1998
                                                                        ---------------       ----------------
                                                                                   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                           $         4,085       $         2,564
    Investments                                                                   5,985                 5,908
    Accounts receivable, net                                                      3,372                 3,702
    Note receivable from related party                                              347                   342
    Inventories                                                                   2,257                 2,305
    Deferred income taxes                                                           850                   850
    Other current assets                                                            968                   827
                                                                        ---------------       ---------------

      Total current assets                                                       17,864                16,498

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
    LEASES, NET, AND HELD FOR LEASE                                               4,702                 5,103

PROPERTY AND EQUIPMENT, NET                                                       3,016                 3,065

INTANGIBLE ASSETS, NET                                                            2,961                 3,098

OTHER ASSETS                                                                        522                   529
                                                                        ---------------       ---------------

                                                                        $        29,065       $        28,293
                                                                        ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                    $           633       $         1,002
    Accrued liabilities:
        Severance benefits                                                          629                   901
        Compensation                                                                513                   610
        Expenses                                                                    269                   293
    Current portion of long-term obligation to related party                        529                   529
    Customer deposits and unearned revenue                                        1,799                 1,660
    Incomes taxes payable                                                           601                   151
                                                                        ---------------       ---------------

      Total current liabilities                                                   4,973                 5,146

DEFERRED INCOME TAXES                                                                35                    35

LONG-TERM OBLIGATION TO RELATED PARTY                                             1,089                 1,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 30,000 shares authorized, 8,019
        and 8,015 shares issued and outstanding, respectively                        80                    80
    Additional paid-in capital                                                   11,406                11,366
    Retained earnings                                                            11,482                10,449
                                                                        ---------------       ---------------
      Total shareholders' equity                                                 22,968                21,895
                                                                        ---------------       ---------------

                                                                        $        29,065       $        28,293
                                                                        ===============       ===============

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                                  THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             JANUARY 31,
                                                        -------------------------------------
                                                             1999                   1998
                                                        ---------------       ---------------
REVENUE:

Shuffler lease                                          $         2,662       $         2,334
Shuffler sales and service                                          945                 3,046
Let It Ride(R) table game                                         2,218                 1,725
Video                                                               112                   157
Other                                                                41                    29
                                                        ---------------       ---------------
                                                                  5,978                 7,291
COSTS AND EXPENSES:

Cost of products                                                  1,738                 2,544
Selling, general and administrative                               1,987                 2,296
Research and development                                            741                   552
                                                        ---------------       ---------------
                                                                  4,466                 5,392
                                                        ---------------       ---------------

INCOME FROM OPERATIONS                                            1,512                 1,899

Interest income, net                                                 96                   210
                                                        ---------------       ---------------

Income before income taxes                                        1,608                 2,109
Provision for income taxes                                          575                   730
                                                        ---------------       ---------------

NET INCOME                                              $         1,033       $         1,379
                                                        ===============       ===============


EARNINGS PER COMMON SHARE, BASIC                        $           .13       $           .14
                                                        ===============       ===============

EARNINGS PER COMMON SHARE, ASSUMING DILUTION            $           .13       $           .14
                                                        ===============       ===============

WEIGHTED AVERAGE COMMON SHARES, BASIC                             8,083                10,061
                                                        ===============       ===============

WEIGHTED AVERAGE COMMON SHARES, ASSUMING DILUTION                 8,107                10,082
                                                        ===============       ===============




                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       JANUARY 31,
                                                                         --------------------------------------
(IN THOUSANDS)                                                                     1999                   1998
                                                                         ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $         1,033        $         1,379
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                            926                    945
            Provision for bad debts                                                   --                     90
            Provision for inventory obsolescence                                      75                    113
      Changes in operating assets and liabilities:
            Accounts and note receivable                                             325                 (1,596)
            Inventories                                                              (29)                    41
            Other current assets                                                    (141)                   130
            Accounts payable and accrued liabilities                                (761)                  (505)
            Customer deposits and unearned revenue                                   139                     (9)
            Income taxes payable                                                     450                    470
            Other                                                                     --                   (198)
                                                                         ---------------        ---------------

            Net cash provided by operating activities                              2,017                    860
                                                                         ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                    (4,015)                (6,617)
      Proceeds from the sales and maturities of investments                        3,938                  5,941
      Payments for systems and equipment leased and held for lease                  (175)                   (29)
      Proceeds received on note receivable                                            --                    378
      Purchases of property and equipment                                           (163)                   (31)
      Other                                                                            7                     95
                                                                         ---------------        ---------------

            Net cash used by investing activities                                   (408)                  (263)
                                                                         ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term obligation to related party                              (81)                   (75)
      Repurchase of common stock                                                     (15)                    --
      Proceeds from issuance of common stock                                           8                      2
                                                                         ---------------        ---------------

            Net cash used by financing activities                                    (88)                   (73)
                                                                         ---------------        ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,521                    524
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,564                  1,053
                                                                         ---------------        ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $         4,085        $         1,577
                                                                         ===============        ===============

NON-CASH TRANSACTION:
      Payment of obligation to related party with common stock           $            47        $            47
                                                                         ===============        ===============

CASH PAID FOR:
      Income taxes                                                       $           126        $            20
                                                                         ===============        ===============
      Interest                                                           $            20        $            24
                                                                         ===============        ===============


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Interim Financial Statements:

      The financial statements as of January 31, 1999, and for the three month periods ended January 31, 1999 and 1998, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim period. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the year ending October 31, 1999. These interim statements should be read in conjunction with the Company's October 31, 1998, financial statements and notes thereto included in its Form 10-K.

2.    Inventories:

                          DESCRIPTION                                JANUARY 31, 1999            OCTOBER 31, 1998
      ----------------------------------------------------        ------------------------     ----------------------
      (In thousands)
      Raw materials and parts                                     $            1,600           $           1,589
      Work-in-process                                                            464                         366
      Finished goods                                                             453                         535
                                                                  -----------------------     ---------------------
                                                                               2,517                       2,490
      Less:  Valuation allowance                                                (260)                       (185)
                                                                  -----------------------     ---------------------
                                                                  $            2,257           $           2,305
                                                                  =======================     =====================

3.    Systems and equipment leased and held for lease:

                          DESCRIPTION                                JANUARY 31, 1999            OCTOBER 31, 1998
      ----------------------------------------------------        ------------------------     ----------------------
      (In thousands)

      SYSTEMS AND EQUIPMENT LEASED:
            Shuffler systems                                      $           5,807            $          5,555
            Table and video equipment                                         2,098                       2,061
                                                                  -----------------------     ----------------------
                                                                              7,905                       7,616
            Less:  Accumulated depreciation                                  (5,538)                     (4,965)
                                                                  -----------------------     ----------------------
                                                                              2,367                       2,651
      SYSTEMS AND EQUIPMENT HELD FOR LEASE:
            Shuffler systems                                                  1,236                       1,361
            Table and video equipment                                         1,569                       1,561
                                                                  -----------------------     ----------------------
                                                                              2,805                       2,922
            Less: Valuation allowance                                          (470)                       (470)
                                                                  -----------------------     ----------------------
                                                                              2,335                       2,452
                                                                  -----------------------     ----------------------
                                                                   $          4,702             $         5,103
                                                                  =======================     ======================


                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.    Common Stock:

      In the first quarter of fiscal 1999, the Company repurchased 2,150 shares at a total cost of $15,000. There were no share repurchases in the first quarter of fiscal 1998. As of January 31, 1999, the amount remaining for share repurchase under the most recent board authorization was $1,985,000.

5.    Earnings per Share:

      The following table shows the reconciliation of basic earnings per share to diluted earnings per share:


     QUARTER ENDED JANUARY 31,                                                 1999                       1998
     ------------------------------------------------------------    --------------------      --------------------
     (In thousands, except per share amounts)
     NET INCOME                                                        $        1,033           $          1,379
                                                                     ===================      =====================

     BASIC:
     Weighted average shares outstanding                                        8,018                      9,975
     Shares to be issued under asset purchase                                      65                         86
                                                                     -------------------      ---------------------

     Weighted average common shares, basic                                      8,083                     10,061
                                                                     ===================      =====================

     ASSUMING DILUTION:
     Weighted average common shares, basic                                      8,083                     10,061
     Dilutive impact of options outstanding                                        24                         21
                                                                     -------------------      ---------------------

     Weighted average common shares, assuming
     dilution                                                                   8,107                     10,082
                                                                     ===================      =====================

     EARNINGS PER SHARE, BASIC                                         $          .13             $          .14
                                                                     ===================      =====================

     EARNINGS PER SHARE, ASSUMING DILUTION                             $          .13             $          .14
                                                                     ===================      =====================

6.    Facilities Relocation and Other Charges:

      In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and decreases in the valuation of certain assets. The charges and their utilization are as follows:

     AS OF JANUARY 31, 1999                                        CHARGE           UTILIZED              BALANCE
     -----------------------------------------------------    ---------------    ---------------     ---------------
     (In thousands)

     Write-down of assets                                     $        1,423     $          953       $          470
     Employee severance and termination benefits                       1,050                421                  629
     Other                                                               177                145                   32
                                                              --------------     --------------       --------------

                                                              $        2,650     $        1,519       $        1,131
                                                              ==============     ==============       ==============


                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.    Contingency:

      The Company is involved in litigation with Progressive Games, Inc., a Florida corporation, which is a wholly-owned subsidiary of Mikohn Gaming Corp. The Company has a declaratory judgment action pending in the United States District Court requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino customers in United States District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana and Missouri, alleging that the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, all of the pending actions have been transferred to the Southern District of Mississippi for consolidated pretrial proceedings.

      In August 1998, the New Jersey court issued a preliminary injunction enjoining a casino customer from offering the Company's Let It Ride Bonus(R) game. In November 1998, the New Jersey Casino Control Commission decided not to allow the Let It Ride Bonus(R) game in any New Jersey casino as long as one casino was enjoined from offering the Let It Ride Bonus(R) game. The Company brought a motion in the consolidated pretrial proceeding in the Southern District of Mississippi to vacate the injunction issued by the New Jersey court against the casino customer. This matter was argued before the court on January 22, 1999 and a decision is pending.

      The Company has agreed to defend and indemnify, and is defending and indemnifying, all of its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus. If Progressive Games, Inc. should prevail in its suit, management does not believe it would materially affect the Company's financial condition or results of operations.

8.    Reclassifications:

      Certain reclassifications have been made to the January 31, 1998 consolidated financial statements to conform to the January 31, 1999 financial statement presentation. These reclassifications had no effect on the operating results for the quarter ended January 31, 1998, as previously reported.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table sets forth selected financial percentages derived from the Company's Consolidated Income Statements:

                                                                                THREE MONTHS
                                                                ----------------------------------------------
PERIOD ENDED JANUARY 31,                                                1999                     1998
--------------------------------------------------------------------------------------------------------------
Revenue                                                                  100.0%                    100.0%
Cost of products                                                          29.1                      34.9
                                                                ----------------------    --------------------
    Gross margin                                                          70.9                      65.1
                                                                ----------------------    --------------------
Selling, general and administrative                                       33.2                      31.5
Research and development                                                  12.4                       7.6
                                                                ----------------------    --------------------
    Income from operations                                                25.3                      26.0
Interest income, net                                                       1.6                       2.9
                                                                ----------------------    --------------------
    Income before income taxes                                            26.9                      28.9
Provision for income taxes                                                 9.6                      10.0
                                                                ----------------------    --------------------

    Net income                                                            17.3%                     18.9%
                                                                ======================    ====================



REVENUE

Revenue for the three months ended January 31, 1999, was $5,978,000, a decrease of $1,313,000 or 18.0% from the same period last year. Shuffler sales and service revenue decreased to $945,000 in the current quarter, compared to $3,046,000 in the first quarter last year. There were 71 current period unit sales, compared to 366 unit sales in the first quarter of the prior year. Prior year sales revenue included two significant sales to international customers. The average per unit sales price increased to $9,457 in the current quarter from $7,694 in the prior year due to the effect of price increases announced during fiscal 1998 and to the effect in the prior year of the international sales noted above. Most international sales are made to distributors at prices generally lower than domestic sales pricing. Shuffler sales and service revenue also includes revenue from the sale of extended service contracts, which increased to $229,000 in the current first quarter from $160,000 in the prior year. Shuffler lease revenue increased by $328,000 to $2,662,000 in the current year. The shuffler installed lease base was 1,974 at January 31, 1999, compared to 1,614 at January 31, 1998 and 1,880 at October 31, 1998. The increase in the installed lease base from the prior year was a result of the Company's business strategy, implemented in fiscal 1998, to increase its installed base of leased shufflers. In the current year first quarter, sales of units converted from lease totaled eight units, a significant decrease from the 68 leased units converted to sales in the prior year first quarter.

Revenue from the Let It Ride(R) table game was $2,218,000, an increase of $493,000 from the first quarter last year. The installed base of Bonus tables was 339 at January 31, 1999, compared to 243 installed Bonus tables at January 31, 1998 and 375 installed Bonus tables at October 31, 1998. During the current year first quarter, 42 Bonus tables were replaced by 36 basic tables as the result of the November 1998 injunction issued by the United States District Court in New Jersey enjoining one of the Company's New Jersey customers from offering Let It Ride Bonus(R) table games. The New Jersey Casino Control Commission decided not to allow the Let It Ride Bonus(R) game in any New Jersey casino as long as one casino was enjoined from offering the game. Let It Ride(R) table revenue includes revenue from the Let It Ride(R) basic game that is recorded on a monthly fixed fee similar to the Bonus game, but at prices significantly less than the Bonus game. There were 280 basic tables installed at January 31, 1999, compared to 323 installed basic tables at January 31, 1998 and 250 installed basic tables at October 31, 1998. The decrease in installed basic tables from January 31, 1998 was due to conversions from the basic game to the Bonus game during fiscal 1998. Video revenue includes revenue from Five Deck Frenzy(TM), Five Deck Poker(TM), and Let It Ride Bonus(R) video.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

Gross margin improved to 70.9% in the current year first quarter from 65.1% in the same period in the prior year. The gross margin increased due to a shift in product mix to higher margin shuffler lease and Let It Ride(R) table game revenue which comprised a greater percentage of total revenue in the current year first quarter compared to the prior year. Additionally, margins improved on shuffler sales, and the Company experienced increased operating efficiencies in service and field support functions.

Selling, general and administrative expenses were $1,987,000, a decrease of $309,000 or 13.5%, from the prior year first quarter. This decrease was due to lower promotional, advertising and sales expenses in the current quarter as well as savings in facilities and administrative costs due to the consolidation of the Company's operations into Las Vegas, Nevada from Minneapolis, Minnesota. Advertising and promotional expenses decreased by $143,000 from the prior year first quarter, resulting from a decrease in promotional expenses for certain products and decreased trade show related expenses. Sales and marketing expenses decreased by $191,000 from the prior year due to lower sales staffing expenses. Most of the decrease resulted from attrition and reduced commission compensation due to lower current quarter revenue. No provision for bad debts was recorded in the current quarter compared to a $90,000 provision in the prior year first quarter. Legal expenses totaled $275,000 in the current period, an increase of $75,000 from last year, due to legal expenses incurred in connection with a lawsuit by Progressive Games, Inc., a wholly owned subsidiary of Mikohn Gaming Corp. (See Note 7 to the Consolidated Financial Statements.) Research and development expenses were $741,000, an increase of $189,000 or 34.2% from the prior year. Much of the expense increase resulted from activities in support of new game development, including intangible amortization expense for purchased intellectual property. In addition, the Company incurred additional expenses in the development of its new shuffler systems.

INTEREST INCOME, NET

Interest income, net, was $96,000 in the current year first quarter compared to $210,000 in the prior year. Cash and investments decreased to $10,070,000 at January 31, 1999, from $17,506,000 at January 31, 1998. The decrease in cash and investments was due to common stock repurchases of $15,942,000 during fiscal 1998.

INCOME TAXES

The Company recorded an income tax provision at an effective rate of 35.8% in the current year first quarter, compared to a tax provision of 35.6% for all of fiscal 1998.

EARNINGS PER SHARE

The Company earned $.13 per share, assuming dilution, for the current year first quarter compared to $.14 per share, assuming dilution, in the prior year. Weighted average shares outstanding - assuming dilution, decreased to 8,107,000 from 10,082,000 in the first quarter of fiscal 1998 due primarily to the fiscal 1998 repurchase of 2,000,000 shares.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS (CONTINUED)

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

During fiscal 1997 the Company completed: 1) a business system conversion involving all of its core financial and operating applications software, 2) an upgrade of processors or complete systems in substantially all of its servers and personal computers, 3) an upgrade of its network software and most of its personal computer applications software and, 4) an upgrade of its main phone system and voice mail software. These conversions and upgrades were made for reasons unrelated to the Year 2000 issue, but are Year 2000 compliant. Based on these changes, the Company does not anticipate that the Year 2000 issue will significantly affect its internal operations.

In early fiscal 1999, the Company determined that it has date-sensitive functions in the operating system software for its Let It Ride Bonus(R) game equipment. The Company is now in the process of updating the software to allow operation without concern for calendar dates. While this particular issue is independent of the Year 2000 date change, the Company expects to obtain all necessary regulatory approvals for the upgraded software during 1999. The Company's first generation single deck and multi-deck shuffler products operate without date-sensitive functions. The Company's newer shuffler products, including the ACE(TM) and multi-deck continuous shuffler, use software that references dates for service reporting functions only and have been designed to operate during and after the Year 2000. The Company also markets games for operation on IGT and IGT progressive systems, and has been informed by IGT that such machines and systems are Year 2000 compliant. Games currently in the market on Bally machines are not a significant source of revenue.

The Company is in the process of evaluating its key vendors' and service providers' Year 2000 readiness to determine the extent to which such relationships may affect the Company's operations. In the event that Year 2000 issues are identified with key vendors, the Company expects to be able to manage purchases and inventories to minimize Year 2000 issue related delays, if any, in parts supply. In addition, a significant portion of the Company's revenue is recurring in nature and is not, in the short term, materially dependent on new unit production. Currently management believes that the Company's exposure to third party Year 2000 risks is not significant. However, there can be no assurance that affected systems of other companies on which the Company may rely will be converted or that such failure to convert would not have an adverse effect on the Company's operations. Management is also unable to gauge the impact of Year 2000 issues in its casino customers' operations. Such operations are collectively many times the size of the Company and the Company does not have the resources to undertake such an evaluation. Similarly, the Company is not in a position to speculate on the impact of potential system failures in the economy at large. Management is continuing to analyze, assess, and plan for various Year 2000 contingencies.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in the first quarter of fiscal 1999 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues during the remainder of fiscal 1999.


                         LIQUIDITY AND CAPITAL RESOURCES


As of January 31, 1999, the Company had cash and cash equivalents and investments totaling $10,070,000, compared to $8,472,000 at October 31, 1998. The current ratio increased to 3.6 to 1 from 3.2 to 1 at October 31, 1998, while working capital increased to $12,891,000 at January 31, 1999, from $11,352,000 at October 31, 1998. Cash provided by operations totaled $2,017,000 in the current year first quarter compared to cash provided by operations of $860,000 in the first quarter of last year. Significant items under cash flows from operating activities in the current period include net income of $1,033,000, and non-cash charges for depreciation, amortization, and inventory obsolescence provision which totaled $1,001,000. A significant source of cash included the reduction of accounts receivable of $330,000 due to the collection of shuffler sales and lease receivables. Uses of cash for operating activities included a decrease of accounts payable of $370,000 due to payment of amounts owed for the purchase of inventory as of October 31, 1998, for production of the Company's newest shuffler, the ACE(TM), and payment of $270,000 in accrued severance benefits related to the Company's office relocation announced in the prior fiscal year. Investing activities include expenditures totaling $338,000 for additions to the shuffler and table game assets, and other fixed assets.

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

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the market penetration of the Company's products relative to the size of the available market for those products; changes in the level of acceptance of the Company's existing products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; consumer and industry acceptance of the Company's products in new jurisdictions and new products as introduced; higher than expected manufacturing, service, selling, administrative, product development and/or product roll out costs; current and/or unanticipated future litigation; general economic conditions; regulatory and jurisdictional issues involving Shuffle Master specifically, and for the gaming industry in general; and the relative financial health of the gaming industry both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In 1995 the Company filed a declaratory judgment action against D&D Gaming and D&D Gaming filed suit against the Company and its Let It Ride The Tournament(R) casino customers for willful patent infringement. The original action involved the Company's Let It Ride The Tournament(R) game and was amended to include the Company's Let It Ride Bonus(R) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc., a wholly-owned subsidiary of Mikohn Gaming Corp. The Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) table game casino customers have been sued in District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana, and Missouri. These actions have been consolidated for pretrial proceedings in Mississippi. See additional discussion regarding this legal proceeding under Note 7 to the Consolidated Financial Statements.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibit 27             Financial Data Schedule
    (b)    Reports on Form 8-K:   none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date: March 15, 1999



/s/ Gary W. Griffin
Gary W. Griffin
Chief Financial Officer



/s/ Gerald W. Koslow
Gerald W. Koslow
Corporate Controller