Form 10-Q
period 1999-04-30
SHUFFLE MASTER INC
filed 1999-06-15
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999

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

                           Yes __X__          No _____

As of May 31, 1999, there were 7,881,824 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
                                                                          APRIL 30,         OCTOBER 31,
ASSETS                                                                      1999               1998
                                                                         -----------        -----------
                                                                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                              $ 6,224           $ 2,564
    Investments                                                              4,059             5,908
    Accounts receivable, net                                                 3,371             3,702
    Note receivable from related party                                         352               342
    Inventories                                                              1,718             2,305
    Deferred income taxes                                                      850               850
    Other current assets                                                       650               827
                                                                           -------           -------

      Total current assets                                                  17,224            16,498

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
    LEASES, NET, AND HELD FOR LEASE                                          5,539             5,103

PROPERTY AND EQUIPMENT, NET                                                  2,882             3,065

INTANGIBLE ASSETS, NET                                                       2,869             3,098

OTHER ASSETS                                                                   387               529
                                                                           -------           -------

                                                                           $28,901           $28,293
                                                                           =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                       $   944           $ 1,002
    Accrued liabilities:
        Compensation                                                           513               610
        Severance benefits                                                     507               901
        Expenses                                                               286               293
    Current portion of long-term obligation to related party                   529               529
    Customer deposits and unearned revenue                                   1,581             1,660
    Incomes taxes payable                                                      199               151
                                                                           -------           -------

      Total current liabilities                                              4,559             5,146

DEFERRED INCOME TAXES                                                           35                35

LONG-TERM OBLIGATION TO RELATED PARTY                                          958             1,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value, 30,000 shares authorized 7,882
        and 8,015 shares issued and outstanding, respectively                   79                80
    Additional paid-in capital                                              10,519            11,366
    Retained earnings                                                       12,751            10,449
                                                                           -------           -------
      Total shareholders' equity                                            23,349            21,895
                                                                           -------           -------

                                                                           $28,901           $28,293
                                                                           =======           =======

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)



(IN THOUSANDS, EXCEPT PER SHARE                     THREE MONTHS ENDED                      SIX MONTHS ENDED
AMOUNTS)                                                 APRIL 30,                              APRIL 30,
                                                --------------------------             ---------------------------
                                                 1999               1998                1999                1998
                                                -------            -------             -------             -------
REVENUE:

Shuffler lease                                  $2,771             $ 2,376             $ 5,433             $ 4,710
Shuffler sales and service                       1,596               1,485               2,541               4,531
Let It Ride(R)table game                         2,266               1,865               4,484               3,590
Video                                              116               1,290                 228               1,447
Other                                              209                 116                 250                 145
                                                ------             -------             -------             -------
                                                 6,958               7,132              12,936              14,423
COSTS AND EXPENSES:

Cost of products                                 2,203               2,026               3,941               4,570
Selling, general and administrative              2,065               2,226               4,052               4,521
Research and development                           802                 611               1,543               1,164
                                                ------             -------             -------             -------
                                                 5,070               4,863               9,536              10,255
                                                ------             -------             -------             -------

INCOME FROM OPERATIONS                           1,888               2,269               3,400               4,168

Interest income, net                                96                 233                 192                 443
                                                ------             -------             -------             -------

Income before income taxes                       1,984               2,502               3,592               4,611
Provision for income taxes                         715                 875               1,290               1,605
                                                ------             -------             -------             -------

NET INCOME                                      $1,269             $ 1,627             $ 2,302             $ 3,006
                                                ======             =======             =======             =======

EARNINGS PER COMMON SHARE                       $  .16             $   .16             $   .29             $   .30
                                                ======             =======             =======             =======
EARNINGS PER COMMON SHARE
     -- ASSUMING DILUTION                       $  .16             $   .16             $   .29             $   .30
                                                ======             =======             =======             =======

WEIGHTED AVERAGE COMMON SHARES                   8,028              10,073               8,055              10,067
                                                ======             =======             =======             =======
WEIGHTED AVERAGE COMMON SHARES
      --ASSUMING DILUTION                        8,044              10,190               8,075              10,136
                                                ======             =======             =======             =======


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    APRIL 30,
                                                                            --------------------------
(IN THOUSANDS)                                                               1999                1998
                                                                            -------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $ 2,302           $  3,006
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                                     1,939              1,869
            Provision for bad debts                                              --                 91
            Provision for inventory obsolescence                                225                231
      Changes in operating assets and liabilities:
            Accounts and notes receivable                                       321               (207)
            Inventories                                                         362                151
            Other current assets                                                177             (1,311)
            Accounts payable and accrued liabilities                           (556)              (161)
            Customer deposits and unearned revenue                              (79)              (125)
            Income taxes payable                                                 48                 27
            Other                                                                --               (198)
                                                                            -------           --------

            Net cash provided by operating activities                         4,739              3,373
                                                                            -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                               (6,157)           (11,464)
      Proceeds from the sales and maturities of investments                   8,006              9,107
      Payments for systems and equipment leased and held for lease           (1,672)              (236)
      Proceeds received on note receivable                                       --                378
      Purchases of property and equipment                                      (291)              (150)
      Other                                                                     142                310
                                                                            -------           --------

            Net cash used by investing activities                                28             (2,055)
                                                                            -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term obligation to related party                        (259)              (154)
      Repurchase of common stock                                               (953)                --
      Proceeds from issuance of common stock                                    105                173
                                                                            -------           --------

            Net cash used by financing activities                            (1,107)                19
                                                                            -------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,660              1,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,564              1,053
                                                                            -------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 6,224           $  2,390
                                                                            =======           ========

NON-CASH TRANSACTIONS:
      Payment of obligation to related party with common stock              $    94           $     94
                                                                            =======           ========
CASH PAID FOR:
      Income taxes                                                          $ 1,235           $  1,355
                                                                            =======           ========
      Interest                                                              $    40           $     49
                                                                            =======           ========




                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    Interim Financial Statements:

      The financial statements as of April 30, 1999, and for the six month periods ended April 30, 1999 and 1998, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the year ending October 31, 1999. These interim statements should be read in conjunction with the Company's October 31, 1998, financial statements and notes thereto included in its Form 10-K.

2.    Inventories:

                                             APRIL 30,           OCTOBER 31,
      DESCRIPTION                              1999                 1998
      -----------------------------------    ---------           -----------
      (In thousands)
      Raw materials and parts                $ 1,499               $ 1,589
      Work-in-process                            420                   366
      Finished goods                             209                   535
                                             -------               -------
                                               2,128                 2,490
      Less: Valuation allowance                 (410)                 (185)
                                             -------               -------
                                             $ 1,718               $ 2,305
                                             =======               =======



3. Systems and equipment leased and held for lease:

                                                   APRIL 30,        OCTOBER 31,
      DESCRIPTION                                    1999              1998
      ----------------------------------------     ---------        -----------
      (In thousands)
      SYSTEMS AND EQUIPMENT LEASED:
            Shuffler systems                       $ 6,060            $ 5,555
            Table and video equipment                3,282              2,061
                                                   -------            -------
                                                     9,342              7,616
            Less:  Accumulated depreciation         (6,187)            (4,965)
                                                   -------            -------
                                                     3,155              2,651
      SYSTEMS AND EQUIPMENT HELD FOR LEASE:
            Shuffler systems                         1,261              1,361
            Table and video equipment                1,593              1,561
                                                   -------            -------
                                                     2,854              2,922
              Less: Valuation allowance               (470)              (470)
                                                   -------            -------
                                                     2,384              2,452
                                                   -------            -------
                                                   $ 5,539            $ 5,103
                                                   =======            =======

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

4.    Common Stock:

      In the first six months of fiscal 1999, the Company repurchased 145,550 shares at a total cost of $953,000. There were no share repurchases in the first six months of fiscal 1998. As of April 30, 1999, the amount of remaining for share repurchase under the most recent board authorization was $1,047,000.

5.    Earnings per Share:

      The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

      QUARTER ENDED APRIL 30,                                                   1999                  1998
      --------------------------------------------------------------           ------                -------
      (In thousands, except for per share amounts)

            NET INCOME                                                         $1,269                $ 1,627
                                                                               ======                =======

            BASIC:
            Weighted average shares outstanding                                 7,969                  9,992
            Shares to be issued under asset purchase                               59                     81
                                                                               ------                -------

            Weighted average common shares, basic                               8,028                 10,073
                                                                               ======                =======

            ASSUMING DILUTION:
            Weighted average common shares, basic                               8,028                 10,073
            Dilutive impact of options and warrants outstanding                    16                    117
                                                                               ------                -------
            Weighted average common shares, assuming
            dilution                                                            8,044                 10,190
                                                                               ======                =======

            EARNINGS PER SHARE, BASIC                                          $  .16                $   .16
                                                                               ======                =======

            EARNINGS PER SHARE, ASSUMING DILUTION                              $  .16                $   .16
                                                                               ======                =======


6.    Facilities Relocation and Other Charges:

      In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and due to the decreases in the valuation of certain assets. The charges and their utilization are as follows:

     AS OF APRIL 30, 1999                    CHARGE      UTILIZED      BALANCE
     -----------------------------------     -------     --------      -------
     (In thousands)

     Write-down of assets                    $1,423      $  953        $  470
     Employee severance benefits              1,050         543           507
     Other                                      177         145            32
                                             ------      ------        ------

                                             $2,650      $1,641        $1,009
                                             ======      ======        ======

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

7.    Contingency:

      The Company is involved in litigation with Progressive Games, Inc., a Florida corporation, which is a wholly-owned subsidiary of Mikohn Gaming Corp. The Company has a declaratory judgment action pending in the United States District Court requesting a determination that certain patents owned by Progressive Games, Inc. are either invalid or not infringed by the Company. Progressive Games, Inc. is suing the Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino customers in United States District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana, and Missouri, alleging that the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus infringe certain of Progressive Games, Inc.'s patents. Progressive Games, Inc. is asking for injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multidistrict Litigation, all of the pending actions have been transferred to the Southern District of Mississippi for coordinated or consolidated pretrial proceedings.

      In August 1998, the New Jersey court issued an injunction enjoining a casino customer from offering the Company's Let It Ride Bonus(R) game. In November 1998, the New Jersey Casino Control Commission decided not to allow the Let It Ride Bonus(R) game in any New Jersey casino as long as one casino was enjoined from offering the Let It Ride Bonus(R) game. The Company brought a motion in the consolidated pretrial proceeding in the Southern District of Mississippi to vacate the injunction issued by the New Jersey court against a casino customer. This matter was argued before the court on January 22, 1999 and a decision is pending.

      The Company has agreed to defend and indemnify, and is defending and indemnifying, all of its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus.

      In May 1999, Progressive Games, Inc. filed an additional lawsuit against the Company, alleging that the Company's Bahama Bonus table game infringes certain of Progressive's patents. Progressive Games, Inc. is seeking injuctive relief and damages.

      If Progressive Games, Inc. should prevail in either suit, management does not believe it would materially affect the Company's financial condition or results of operations.

8.    Reclassifications:

      Certain reclassifications have been made to the April 30, 1998 consolidated financial statements to conform to the April 30, 1999 financial statement presentation. These reclassifications had no effect on the operating results for the six months or quarter ending April 30, 1998, as previously reported.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Income Statements:

                                                        THREE MONTHS                       SIX MONTHS
                                                  --------------------------        -------------------------
PERIOD ENDED APRIL 30,                                 1999         1998                1999         1998
---------------------------------------------     --------------------------       --------------------------

Revenue                                                100.0%      100.0%              100.0%       100.0%
Cost of products                                        31.7        28.4                30.5         31.7
                                                  --------------------------       --------------------------
     Gross Margin                                       68.3        71.6                69.5         68.3
                                                  --------------------------       --------------------------
Selling, general and administrative                     29.7        31.2                31.3         31.3
Research and Development                                11.5         8.6                11.9          8.1
                                                  --------------------------       --------------------------
     Income from operations                             27.1        31.8                26.3         28.9
Interest Income, net                                     1.4         3.3                 1.5          3.1
                                                  --------------------------       --------------------------
     Income before income taxes                         28.5        35.1                27.8         32.0
Provision for income taxes                              10.3        12.3                10.0         11.1
                                                  --------------------------       --------------------------

     Net Income                                         18.2%       22.8%               17.8%        20.9%
                                                  ==========================       ==========================


REVENUE

Revenue for the second fiscal quarter ended April 30, 1999, was $6,958,000, a decrease of $174,000 or 2.4% from the same period last year. This decrease was attributable to the recording of a license fee of $1,000,000 received from Bally Gaming, Inc. in the second quarter of last year that was not fully offset by increases in shuffler lease and sale revenue and table game revenue in the current year second quarter. Shuffler sales and service revenue increased to $1,596,000 in the current quarter, compared to $1,485,000 in the second quarter last year. Shuffler sales and service revenue also includes revenue from the sale of extended service contracts, which increased to $198,000 in the current second quarter from $190,000 in the prior year. Shuffler lease revenue increased by $395,000 or 16.6% to $2,771,000 in the current year second quarter. The shuffler installed lease base was 2,134 at April 30, 1999, compared to 1,670 at April 30, 1998 and 1,880 at October 31, 1998. This increase in the installed lease base from the prior year was due to the Company's fiscal 1998 and 1999 business strategy to increase its installed base of leased shufflers. The change in the installed shuffler lease base in the current year second quarter included seven units converted from lease to sale, a significant decrease from the 123 leased units converted to sales in the prior year second quarter. Current quarter shuffler sales were 153 units, while unit sales in the second quarter of the prior year were 191.

Revenue from the Let It Ride(R) table game was $2,266,000 for the current second quarter, an increase of $401,000 or 21.5% from the second quarter last year. The installed base of Bonus tables was 367 at April 30, 1999, compared to 290 installed Bonus tables at April 30, 1998 and 376 installed Bonus tables at October 31, 1998. During the current fiscal year first quarter, 42 Bonus tables were converted to basic tables in response to a November 1998 injunction issued by the United States District Court in New Jersey enjoining one of the Company's New Jersey casino customers from offering Let It Ride Bonus(R) table games in New Jersey (see Note 7 to the Consolidated Financial Statements). Let It Ride(R) table revenue includes revenue from the Let It Ride(R) basic game which is recorded on a monthly fixed fee similar to the Bonus game, but at prices significantly less than the Bonus game. There were 281 basic game tables installed at April 30, 1999, compared to 287 installed basic tables at April 30, 1998 and 250 installed basic tables at October 31, 1998.

Video revenue, which includes revenue from Five Deck Frenzy(TM), Five Deck Poker(TM), and Let It Ride Bonus(R) video was $116,000 in the current second quarter, down $1,174,000 from a year earlier, due to the recording of the Bally license fee noted above, and to a decline in placements and revenue from Five Deck Frenzy(TM) and Let It Ride(R) Bonus video.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

--------------------------------------------------------------------------------

                        RESULTS OF OPERATIONS (CONTINUED)

Revenue for the six months ended April 30, 1999, was $12,936,000, a decrease of $1,487,000 or 10.3% over the six month period ended April 30, 1998. Shuffler lease revenue increased by $722,000 or 15.3% to $5,433,000 in the current year compared to $4,710,000 in the prior year six months, while shuffler sales and service decreased by $1,990,000 to $2,541,000 in the current six months compared to $4,531,000 in the prior year six months. The decrease was due to the sale of 334 shufflers in the current six months compared to 557 in the prior year six months. Let It Ride(R) table game revenue increased by $894,000 or 24.9% to $4,484,000 in the current six months as compared to $3,590,000 in last year's six month period, because of an increase in table placements. Video revenue decreased by $1,219,000 to $228,000 due primarily to the inclusion of the $1,000,000 Bally licensing fee in prior year six month revenue. Other revenue increased by $105,000 from the prior year, principally due to lease revenue earned on chip sorting machines acquired from TCS America, Inc. in February 1999.

COSTS AND EXPENSES

Gross margin was 68.3% and 69.5% for the current quarter and six months, compared to 71.6% and 68.3% in the comparable prior year periods. The margin decrease in the current second quarter was due to the license fee from Bally Gaming, Inc. recorded in the second quarter of 1998. Excluding this license fee revenue, gross margin for the second quarter and for the six months end April 30, 1999 would have improved due to improved margins on shuffler sales and a shift in product mix to higher margin shuffler lease revenue and Let It Ride(TM) table game revenue, which comprised a greater percentage of total revenue in the current year. In addition, the Company increased inventory valuation reserves in the current quarter and six months by $150,000 and $225,000 respectively, for valuation adjustments on early version finished shufflers and component parts. The obsolescence provision was $118,000 and $231,000 for the comparable periods in the prior year.

Selling, general and administrative expenses decreased by $161,000 to $2,065,000 in the current year second quarter, and by $469,000 to $4,052,000 in the six month period ended April 30, 1999. Specifically, sales and marketing expenses decreased by $138,000 and $393,000 from the prior year quarter and six months due primarily to lower promotional and advertising expenses on certain products, which decreased by $207,000 from the prior year. Also, sales staffing expenses decreased by $159,000, resulting from attrition and lower commissions related to lower shuffler sales in the first six months of the current fiscal year. Research and development expenses increased to $802,000 from $611,000 in the prior year second quarter, and to $1,543,000 from $1,164,000 for the prior year six month period. Much of this increase resulted from new game development costs and amortization expense for purchased intellectual property, as well as from additional expenses in the development of the Company's new multi-deck continuous shuffler system, The King(TM).

INTEREST INCOME, NET

Interest income, net, was $96,000 in the current second quarter and $192,000 for the current six month period, compared to $233,000 and $443,000, respectively, in the prior year. This decrease is due to the decrease in cash and investments to $10,283,000 at April 30, 1999 from $20,000,000 at April 30, 1998. The decrease in cash and investments was primarily due to stock repurchases of $15,942,000 during fiscal 1998 and $953,000 during fiscal 1999.

INCOME TAXES

The Company recorded income tax expense at an effective rate of 36.0% for the quarter and 35.9% year-to-date, compared to 36.1% and 35.9% in the comparable prior year periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

                        RESULTS OF OPERATIONS (CONTINUED)

EARNINGS PER SHARE

Earnings per common share was $.16 for the current year second quarter, and $.29 for the current six month period, compared to $.16 and $.30 for the respective prior year periods. Weighted average common shares - assuming dilution, decreased to 8,044,000 in the current quarter, and 8,075,000 for the current six month period, compared to 10,190,000 and 10,136,000 in comparable prior year periods due to the repurchase of 2,000,000 shares of common stock during fiscal 1998 and 145,550 shares during fiscal 1999.

YEAR 2000 READINESS

The Year 2000 readiness issue arises from the inability of older software in computer information systems or other devices with date-sensitive functions to properly recognize and accurately process date-sensitive information on and after January 1, 2000. This problem is expected to exist in computer programs that have defined dates using a two-digit year. If the Company or its customers, suppliers, or other third parties rely on systems that are at risk for this problem and fail to make necessary corrections, the result could be failure or malfunction of certain computer systems and other devices dependent upon date-sensitive functions. For companies so affected, this problem could cause disruptions of operations, including, among other things, a temporary inability to operate or distribute equipment or products, process transactions, send invoices, or engage in other normal business activities.

While Shuffle Master's review of Year 2000 issues is ongoing, the Company's preliminary assessment is that it has no material exposure to Year 2000 issues. Key factors in this assessment, as well as certain disclaimers, are presented below.

During fiscal 1997 the Company completed: 1) a business system conversion involving all of its core financial and operating applications software, 2) an upgrade of processors or complete systems in substantially all of its servers and personal computers, 3) an upgrade of its network software and most of its personal computer applications software and, 4) an upgrade of its main phone system and voice mail software. These conversions and upgrades were made for reasons unrelated to the Year 2000 issue, but are Year 2000 ready. Based on these changes, the Company does not anticipate that the Year 2000 issue will significantly affect its internal operations.

In early fiscal 1999, the Company determined that it has date-sensitive functions in the operating system software for its Let It Ride Bonus(R) game equipment. The Company is now in the process of updating the software to allow operation without concern for calendar dates. While this particular issue is independent of the Year 2000 date change, the Company expects to obtain all necessary regulatory approvals for the upgraded software during 1999. The Company's first generation single deck and multi-deck shuffler products operate without date-sensitive functions. The Company's newer shuffler products, including the ACE(TM) and multi-deck continuous shuffler, use software that references dates for service reporting functions only and have been designed to operate during and after the Year 2000. The Company also markets games for operation on IGT and Bally Gaming systems, and has been informed by these companies that such machines and systems are Year 2000 ready.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

                        RESULTS OF OPERATIONS (CONTINUED)

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

In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in the second quarter of fiscal 1999 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues during the remainder of fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1999, the Company had cash, cash equivalents and investments totaling $10,283,000, compared to $8,472,000 at October 31, 1998. The current ratio increased to 3.8 to 1 from 3.2 to 1 at October 31, 1998, while working capital increased to $12,665,000 at April 30, 1999 from $11,352,000 at October 31, 1998. Cash provided by operations totaled $4,739,000 in the current year first six months, compared to cash provided by operations of $3,373,000 in the first six months of last year. Significant items under cash flows from operating activities in the first six months of fiscal 1999 included net income of $2,302,000 and non-cash charges for depreciation, amortization, and inventory obsolescence of $2,164,000, compared to net income of $3,006,000 and non-cash charges of $2,191,000 in the first six months of last year. Significant sources of cash in the first six months of 1999 included the reduction of accounts receivable of $321,000 due to the collection of shuffler receivables and a $362,000 reduction of inventories due primarily to the sale of products inventoried as of October 31, 1998. Uses of cash for operating activities included payment of $394,000 in accrued severance benefits related to the Company's office relocation announced in the prior fiscal year. Uses of cash for investing activities included expenditures totaling $1,963,000, primarily for additions to shuffler and table game assets, as well as for the purchase of a 50% in interest leased chip sorting machines from TCS America, Inc. in February 1999. Sources of cash from investing activities included net receipts of $1,849,000 from the sale of investments in the first six months of fiscal 1999.

The Company believes its current cash and investments, and cash provided by operations will be sufficient to finance its current operations, share repurchase program, and new product development for the immediate future. However, to ensure proper levels of cash for operating purposes during product roll-outs, the Company may seek to establish a line of credit.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1995 the Company filed a declaratory judgment action against D&D Gaming and D&D Gaming filed suit against the Company and its Let It Ride The Tournament(R) casino customers for willful patent infringement. The original action involved the Company's Let It Ride The Tournament(R) game and was amended to include the Company's Let It Ride Bonus(R) game. D&D Gaming assigned all of its rights, title and interest in the patents that were the subject matter of this proceeding to Progressive Games, Inc., which was subsequently acquired and became a wholly-owned subsidiary of Mikohn Gaming Corp. The Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) table game casino customers have been sued in District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana, and Missouri. These actions have been consolidated for pretrial proceedings in Mississippi.

In May 1999, Progressive Games, Inc. filed an additional lawsuit against the Company, alleging that the Company's Bahama Bonus table game infringes certain of Progressive's patents.

See additional discussion regarding these legal proceedings under Note 7 to the Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders held on March 17, 1999, certain matters were submitted to the shareholders for their approval as set forth in the Company's Proxy Statement dated February 11, 1999, previously filed with the Securities and Exchange Commission:

         1)       Directors elected at the meeting:

                                         Votes Cast For          Votes Withheld
                                         --------------          --------------
                  Patrick J. Cruzen        7,317,212                235,064
                  Joseph J. Lahti          7,340,352                211,924
                  Thomas A. Sutton         7,314,662                237,614
                  Mark L. Yoseloff         7,256,358                295,918


         2) The proposal to decrease the number of directors to four was approved. 7,180,896 shares were voted in favor thereof, 334,635 shares voted against, while 36,745 shares abstained.

         3) An amendment to the 1993 Stock Option Plan was approved. 6,833,951 shares voted in favor thereof, 659,909 shares voted against, while 58,416 shares abstained.

ITEM 5:     OTHER INFORMATION

On May 10, 1999 the Company acquired the rights to Three Card Poker(R), a proprietary specialty table game, from its developer and current distributor, Derek Webb dba Prime Table Games. The purchase of Three Card Poker(R) assets from Prime Table Games was an all cash transaction and specific terms were not disclosed.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibit 27, Financial Data Schedule
         b)       Reports on Form 8-K:  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date: June 15, 1999



/s/ Gary W. Griffin
-----------------------------------------------
Gary W. Griffin
Chief Financial Officer



/s/ Gerald W. Koslow
-----------------------------------------------
Gerald W. Koslow
Corporate Controller