Form 10-Q
period 1999-07-31
SHUFFLE MASTER INC
filed 1999-09-14
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ________________


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

                                                Yes _X_           No ___

As of September 9, 1999, there were 7,680,534 shares of the Company's $.01 par value common stock outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                        JULY 31,   OCTOBER 31,
                                                                      --------   -----------
ASSETS                                                                  1999       1998
                                                                       -------    -------
                                                                     (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 2,562    $ 2,564
     Investments                                                         4,109      5,908
     Accounts receivable, net                                            4,884      3,702
     Note receivable from related party                                    357        342
     Inventories                                                         2,789      2,305
     Deferred income taxes                                                 850        850
     Other current assets                                                  735        827
                                                                       -------    -------
        Total current assets                                            16,286     16,498

SYSTEMS AND EQUIPMENT LEASED UNDER OPERATING
        LEASES HELD FOR LEASE, NET                                       6,087      5,103

PROPERTY AND EQUIPMENT, NET                                              2,762      3,065

INTANGIBLE ASSETS, NET                                                   5,819      3,098

OTHER ASSETS                                                               228        529
                                                                       -------    -------
       TOTAL ASSETS                                                    $31,182    $28,293
                                                                       =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                  $ 1,837    $ 1,002
     Accrued liabilities:
        Compensation                                                       804        610
        Severance benefits                                                 418        901
        Expenses                                                           289        293
     Current portion of long-term obligation to related party              529        529
     Customer deposits and unearned revenue                              1,626      1,660
     Income taxes payable                                                  489        151
                                                                       -------    -------
        Total current liabilities                                        5,992      5,146

DEFERRED INCOME TAXES                                                       35         35

LONG-TERM OBLIGATION TO RELATED PARTY                                      827      1,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 30,000 shares authorized;                 78         80
    Additional paid-in capital                                           9,998     11,366
    Retained earnings                                                   14,252     10,449
                                                                       -------    -------
       Total shareholders' equity                                       24,328     21,895
                                                                       -------    -------
       TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $31,182    $28,293
                                                                       =======    =======

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

(IN THOUSANDS, EXCEPT PER SHARE           THREE MONTHS ENDED        NINE MONTHS ENDED
AMOUNTS)                                        JULY 31,                 JULY 31,
                                         --------------------     --------------------
                                            1999        1998         1999        1998
                                         --------    --------     --------    --------
REVENUE:

Shuffler lease                           $  2,911    $  2,502     $  8,344    $  7,212
Shuffler sales and service                  1,659         758        4,200       5,289
Table games                                 2,503       2,067        6,987       5,657
Video/slot games                              210         141          438       1,588
Other                                         668          23          918         168
                                         --------    --------     --------    --------

     Total Revenue                          7,951       5,491       20,887      19,914

COSTS AND EXPENSES:

Cost of products                            2,660       2,674        6,601       7,244
Selling, general and administrative         2,159       2,494        6,211       7,015
Office relocation expenses                     --       1,435           --       1,435
Research and development                      843         612        2,386       1,776
                                         --------    --------     --------    --------

     Total costs and expenses               5,662       7,215       15,198      17,470
                                         --------    --------     --------    --------

(LOSS) INCOME FROM OPERATIONS               2,289      (1,724)       5,689       2,444

Interest income, net                           62         283          253         726
                                         --------    --------     --------    --------

Income (loss) before income taxes           2,351      (1,441)       5,943       3,170
Provision (benefit)  for income taxes         850        (500)       2,140       1,105
                                         --------    --------     --------    --------

NET (LOSS) INCOME                        $  1,501    $   (941)    $  3,803    $  2,065
                                         ========    ========     ========    ========

(LOSS) EARNINGS PER COMMON SHARE         $    .19    $   (.09)    $    .48    $    .21
                                         ========    ========     ========    ========
(LOSS) EARNINGS PER COMMON SHARE
      -- ASSUMING DILUTION               $    .19    $   (.09)    $    .47    $    .20
                                         ========    ========     ========    ========

WEIGHTED AVERAGE COMMON SHARES              7,884      10,045        7,998      10,060
                                         ========    ========     ========    ========
WEIGHTED AVERAGE COMMON SHARES
      -- ASSUMING DILUTION                  7,935      10,045        8,028      10,132
                                         ========    ========     ========    ========


                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                              JULY 31,
                                                                       ---------------------
(IN THOUSANDS)                                                           1999         1998
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                       $  3,803     $  2,065
      Adjustments to reconcile net income to net cash
                 provided by operating activities:
           Depreciation and amortization                                  3,172        2,789
           Office relocation and other charges                               --        2,650
           Provision for bad debts                                           --          137
           Provision for inventory obsolescence                             350          278
           Stock options issued for services                                104           --
      Changes in operating assets and liabilities
           Accounts and notes receivable                                 (1,197)       2,352
           Inventories                                                     (834)        (270)
           Other current assets                                              92       (1,712)
           Accounts payable and accrued liabilities                         542         (270)
           Customer deposits and unearned revenue                           (34)        (142)
           Income taxes payable                                             338           --
           Other                                                             --         (198)
                                                                       --------     --------

           Net cash provided by operating activities                      6,336        7,679
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                          (10,282)     (17,664)
      Proceeds from the sales and maturities of investments              12,081       13,346
      Proceeds received on note receivable                                   --          378
      Investment in systems and equipment leased and held for lease      (3,033)        (365)
      Purchases of property and equipment                                  (324)        (250)

      Purchases of intangible assets                                     (3,217)          --
      Other                                                                 301         (337)
                                                                       --------     --------

           Net cash used by investing activities                         (4,474)      (4,892)
                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term obligation to related party                    (390)        (232)
      Repurchase of common stock                                         (1,647)      (3,499)
      Proceeds from issuance of common stock                                173          188
                                                                       --------     --------

           Net cash used by financing activities                         (1,864)      (3,543)
                                                                       --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2)        (756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,564        1,053
                                                                       --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  2,562     $    297
                                                                       ========     ========

NON-CASH TRANSACTION:
      Payment of obligation to related party with common stock         $    142     $    142
                                                                       ========     ========
CASH PAID FOR:
      Income taxes                                                     $  1,853     $  1,447
                                                                       ========     ========
      Interest                                                         $     60           70
                                                                       ========     ========

                 See Notes to Consolidated Financial Statements

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.          INTERIM FINANCIAL STATEMENTS:

            The financial statements as of July 31, 1999, and for the nine month period ended July 31, 1999 and 1998, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the year ending October 31, 1999. These interim statements should be read in conjunction with the Company's October 31, 1998, financial statements and notes thereto included in its Form 10-K.

2.          INVENTORIES:
                                                          JULY 31,   OCTOBER 31,
            DESCRIPTION                                    1999         1998
            -----------------------------------------     -------     -------
            (In thousands)

            Raw materials                                 $ 2,100     $ 1,589
            Work-in-progress                                  474         366
            Finished goods                                    750         535
                                                          -------     -------
                                                            3,324       2,490
            Less: Valuation allowance                        (535)       (185)
                                                          -------     -------

                                                          $ 2,789     $ 2,305
                                                          =======     =======

3.          SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE:

            Systems and equipment leased and held for lease include the various models of shufflers, table equipment and video/slot machines.

                                                          JULY 31,   OCTOBER 31,
            DESCRIPTION                                    1999         1998
            ------------------------------------------    -------     -------
            (In thousands)

            SYSTEMS AND EQUIPMENT LEASED:
                  Shuffler systems                        $ 5,777     $ 5,555
                  Table and video/slot equipment            4,338       2,061
                                                          -------     -------
                                                           10,115       7,616
                                                          -------     -------
            SYSTEMS AND EQUIPMENT HELD FOR LEASE:
                  Shuffler systems                          1,736       1,361
                  Table and video/slot equipment            1,687       1,561
                                                          -------     -------
                                                            3,423       2,922
                                                          -------     -------
                                                           13,538      10,538
            Less: Accumulated depreciation                 (6,981)     (4,965)
                                                          -------     -------
                                                            6,557       5,573
            Less: Valuation allowance                        (470)       (470)
                                                          -------     -------

                                                          $ 6,087     $ 5,103
                                                          =======     =======

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.          COMMON STOCK:

            In the first nine months of fiscal 1999, the Company repurchased 236,350 shares at a total cost of $1,647,000. In the first nine months of 1998, the Company repurchased 398,500 shares at a total cost $3,499,000. As of July 31, 1999, the amount remaining for share repurchases under the most recent board authorization was 500,000 shares.

5.          EARNINGS PER SHARE:

            The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

            QUARTER ENDED JULY 31,                                   1999        1998
            ---------------------------------------------------    --------    --------
            (In thousands, except for per share amounts)
            NET INCOME (LOSS)                                      $  1,501    $   (941)
                                                                   ========    ========

            BASIC:
            Weighted average shares outstanding                       7,830       9,969
            Shares to be issued under asset purchase                     54          76
                                                                   --------    --------

            Weighted average common shares, basic                     7,884      10,045
                                                                   ========    ========

            ASSUMING DILUTION:
            Weighted average common shares, basic                     7,884      10,045
            Dilutive impact of options and warrants outstanding          51          --
                                                                   --------    --------

            Weighted average common shares, assuming dilution         7,935      10,045
                                                                   ========    ========

            EARNINGS (LOSS) PER SHARE, BASIC                       $    .19    $   (.09)
                                                                   ========    ========

            EARNINGS (LOSS) PER SHARE, ASSUMING DILUTION           $    .19    $   (.09)
                                                                   ========    ========

            For the quarter ended July 31, 1998, the dilutive impact of options and warrants outstanding was excluded from the calculation, since their inclusion was anti-dilutive due to the quarterly net loss reported by the Company.

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.          FACILITIES RELOCATION AND OTHER CHARGES

            In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and due to the decreases in the valuation of certain assets. The charges and their utilization are as follows:

            AS OF JULY 31, 1999                       CHARGE   UTILIZED  BALANCE
            --------------------------------------    ------   --------  -------
            (In thousands)

            Write-down of assets                      $1,423    $  953    $  470
            Employee severance benefits                1,050       632       418
            Other                                        177       160        17
                                                      ------    ------    ------

                                                      $2,650    $1,745    $  905
                                                      ======    ======    ======

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

            In August 1998, the New Jersey court issued an injunction enjoining a casino customer from offering the Company's Let It Ride Bonus(R) game. In November 1998, the New Jersey Casino Control Commission decided not to allow the Let It Ride Bonus(R) game in any New Jersey casino as long as one casino was enjoined from offering the Let It Ride Bonus(R) game. The Company brought a motion in the consolidated pretrial proceeding in the Southern District of Mississippi to vacate the injunction issued by the New Jersey court against a casino customer. This motion to vacate was granted on Sept. 13, 1999.

            The Company has agreed to defend and indemnify, and is defending and indemnifying, all of its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who were sued by Progressive Games, Inc. due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus.

            In May 1999, Progressive Games, Inc. filed an additional lawsuit against the Company, alleging that the Company's then recently-introduced Bahama Bonus table game infringes certain of Progressive's patents. Progressive Games, Inc. is seeking injunctive relief and damages. In August 1999, a preliminary injunction prohibiting the Company from offering or distributing this table game was issued by the Federal District Court in Nevada. Upon issuance of this injunction, the Company withdrew the two tables which it had placed and has not placed any additional tables since such date.

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            Also, in August 1999, Progressive Games, Inc. named the Company as an additional defendant in a pending lawsuit originally brought by Progressive Games, Inc. against Prime Table Games, Inc., Derek Webb and Hannah O'Donnell. This case is pending in the United States District Court, District of Nevada. In this case, Progressive Games, Inc. claims that the Company's Three Card Poker(R) table game infringes certain of Progressive Games, Inc.'s patents.

            The Company remains strong in its conviction that it does not infringe any of Progressive Games, Inc.'s patents and alternatively that its patents are either invalid or unenforceable. There are now, however, multiple and opposing motions and suits filed by both parties with conflicting rulings by three separate courts. Management is unable to predict the ultimate outcome of the legal proceedings and to estimate with any certainty the financial implications for either side other than the ongoing cost of litigation.

8.          RECLASSIFICATIONS:

            Certain reclassifications have been made to the July 31, 1998 consolidated financial statements to conform to the July 31, 1999 financial statement presentation. These reclassifications had no effect on the operating results for the nine months or quarter ending July 31, 1998, as previously reported.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                              RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's Consolidated Statements of Operations:

                                          THREE MONTHS          NINE MONTHS
                                         ------------------------------------
PERIOD ENDED JULY 31,                     1999      1998       1999      1998
                                         -----     -----      -----     -----

Revenue                                  100.0%    100.0%     100.0%    100.0%
Cost of Products                          33.4      48.7       31.6      36.4
                                         -----     -----      -----     -----
  Gross Margin                            66.6      51.3       68.4      63.6
                                         -----     -----      -----     -----
Office relocation expenses                 --       26.1        --        7.2
Selling, general and administrative       27.2      45.4       29.7      35.2
Research and development                  10.6      11.1       11.5       8.9
                                         -----     -----      -----     -----
   Income from operations                 28.8     (31.3)      27.2      12.3
Interest Income, net                       0.8       5.1        1.2       3.6
                                         -----     -----      -----     -----
   Income before income taxes             29.6     (26.2)      28.4      15.9
Provision for income taxes                10.7      (9.1)      10.2       5.5
                                         -----     -----      -----     -----

   Net Income                             18.9%    (17.1%)     18.2%     10.4%
                                         =====     =====      =====     =====

REVENUE

Revenue for the third fiscal quarter ended July 31, 1999, was $7,951,000, an increase of $2,460,000 or 44.8% from the same period last year. Shuffler sales and service revenue increased to $1,659,000 in the current quarter, compared to $758,000 in the third quarter last year. Current quarter shuffler sales were 150 units, while sales in the third quarter of the prior year were 72 units. Shuffler sales and service revenue also included revenue from the sale of extended service contracts, which increased to $234,000 in the current third quarter from $200,000 in the prior year.

Shuffler lease revenue increased by $409,000 or 16.3% to $2,911,000 in the current year third quarter. The shuffler installed lease base increased to 2,174 at July 31, 1999, compared to 1,800 at July 31, 1998 and 1,880 at October 31, 1998. This increase in the installed lease base from the prior year was due to the Company's fiscal 1998 and 1999 business strategy to increase its installed base of leased shufflers.

Revenue from the table games was $2,503,000 for the current third quarter, an increase of $436,000 or 21.1% from the third quarter last year. The installed base of Let it Ride Bonus(R) tables was 376 at July 31, 1999, compared to 334 installed Bonus tables at July 31, 1998 and 376 installed Bonus tables at October 31, 1998. During the current fiscal year first quarter, 42 Bonus tables were converted to basic tables in response to a November 1998 injunction issued by the United States District Court in New Jersey enjoining one of the Company's New Jersey casino customers from offering Let It Ride Bonus(R) table games in New Jersey (see Note 7 to the Consolidated Financial Statements). Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game, which is recorded on a monthly fixed fee similar to the Bonus game, but at prices significantly less than the Bonus game. There were 267 basic game tables

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        RESULTS OF OPERATIONS (CONTINUED)

installed at July 31, 1999, compared to 253 installed basic tables at July 31, 1998 and 250 installed basic tables at October 31, 1998. Following the purchase of the Three Card Poker(R) table game in May 1999, the Company increased its installed base to 174 tables by July 31, 1999.

Video/slot game revenue, which includes revenue from the Let's Make a Deal(TM), Five Deck Frenzy(TM), Five Deck Poker(TM), and Let It Ride Bonus(R) video/slot games, was $210,000 in the current third quarter, up $69,000 from a year earlier, due to the placement of the Let's Make a Deal(TM) video/slot game starting in March 1999.

Revenue for the nine months ended July 31, 1999, was $20,887,000, an increase of $973,000 or 4.9% over the nine month period ended July 31, 1998. Shuffler lease revenue increased by $1,132,000 or 15.7% to $8,344,000 in the current year compared to $7,212,000 in the prior year nine months, while shuffler sales and service decreased by $1,089,000 or 20.6% to $4,200,000 in the current nine months compared to $5,289,000 in the prior year nine months. The decrease was due to the sale of 374 shufflers in the current nine months compared to 629 in the prior year nine months. Table game revenue increased by $1,330,000 or 23.5% to $6,987,000 in the current nine months as compared to $5,657,000 in last year's nine month period, because of an increase in table placements. Video/slot game revenue decreased by $1,150,000 to $438,000 due primarily to the inclusion of the $1,000,000 Bally licensing fee in prior year nine month revenue. Other revenue increased by $750,000 from the prior year to $918,000, principally due to lease revenue earned on chip sorting machines acquired from TCS America, Inc. in February 1999 and to revenue from the sale of TCS products.

COSTS AND EXPENSES

Gross margin was 66.6% and 68.4% for the current quarter and nine months, compared to 51.3% and 63.6% in the comparable prior year periods. Prior year period gross margin included an inventory valuation allowance charge of $940,000 for single deck shufflers and parts. Excluding this valuation charge, gross margin for the prior year third quarter and nine months would have been 68.4% and 68.3% respectively. Gross margin for the current third quarter was lower than the prior year quarter due to a shift in product sales mix toward lower margin TCS product sales, which comprised a greater percentage of total revenue in the current quarter. In addition, increased inventory valuation reserves in the current third quarter reduced gross margin. The Company provided $125,000 and $350,000 in the current quarter and nine months, respectively, for inventory valuation adjustments on table and video/slot components. The valuation provision in the prior year third quarter and nine months period was $47,000 and $278,000, respectively, (excluding the valuation allowance of $940,000 noted above).

Selling, general and administrative expenses decreased by $335,000 to $2,159,000 in the current year third quarter, and by $804,000 to $6,211,000 in the nine month period ended July 31, 1999. Specifically, sales and marketing expenses decreased by $84,000 and $653,000 from the prior year quarter and nine months. The decreases were due primarily to lower promotional and advertising expenses on certain products, which decreased by $184,000 from the prior nine months, and sales staffing expenses, which decreased by $80,000, as a result of personnel transition and lower commissions related to lower shuffler sales in the first nine months of the current fiscal year. Legal and professional fees were $178,000 and $567,000 for the current quarter and nine months, reduced from $264,000 and $616,000 in the prior year. Ongoing litigation decreased between the comparable periods due to the timing of litigation activities. Bad debt expense decreased in the current nine month period by $137,000 from the prior year nine months. Research and development expenses increased to $843,000 from $612,000 in the prior year third quarter,

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        RESULTS OF OPERATIONS (CONTINUED)

and to $2,386,000 from $1,776,000 for the prior year nine month period. Much of this increase resulted from new game development costs and amortization expense for purchased intellectual property, as well as from additional expenses in the development of the Company's new products.

INTEREST INCOME, NET

Interest income, net, was $62,000 in the current third quarter and $253,000 for the current nine month period, compared to $283,000 and $726,000, respectively, in the prior year. This decrease is due to the decrease in cash and investments to $6,671,000 at July 31, 1999 from $19,868,000 at July 31, 1998. The decrease in cash and investments was primarily due to stock repurchases of $15,942,000 during fiscal 1998 and $1,647,000 during fiscal 1999.

INCOME TAXES

The Company recorded income tax expense at an effective annual rate of 36.2% for the quarter and 36.0% year-to-date, compared to 34.7% and 34.9% in the comparable prior year periods. The increase in the effective rate is due to an expected decrease in the income tax benefit in fiscal 1999 from the Company's foreign sales corporation.

EARNINGS PER COMMON SHARE

Net income per share was $.19 for the current year third quarter and $.47 for the current nine month period, assuming dilution. Weighted average common shares decreased to 7,935,000 from 10,045,000 in the third quarter of fiscal 1998, and to 8,028,000 for the current nine month period from 10,132,000 for the nine months ended July 31, 1998, due to the repurchase of 2,000,000 common shares in fiscal 1998 and 236,350 shares during fiscal 1999. The calculation of earnings per common share assumes dilution in periods in which the Company reported net income.

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

While Shuffle Master's review of Year 2000 issues is ongoing, the Company's assessment to date indicates that it has no material exposure to Year 2000 issues. Key factors in this assessment, as well as certain disclaimers, are presented below.

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

In early fiscal 1999, the Company determined that it has date-sensitive functions in the operating system software for its Let It Ride Bonus(R) game equipment. The Company is now in the process of updating the software to allow operation without concern for calendar dates. The required updates are now approximately 80% complete. The Company expects to obtain all necessary regulatory approvals for the upgraded software during 1999. The Company's first generation single deck and multi-deck shuffler products operate without date-sensitive functions. The Company's newer shuffler products, including the ACE(TM) and the King(TM), use software that references dates for service reporting functions only and have been designed to operate during and after the Year 2000. The Company also markets or will market games for operation on IGT, Bally Gaming and Acres Gaming systems, and has been informed by these companies that such machines and systems are Year 2000 ready.

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

In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in the third quarter of fiscal 1999 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues during the remainder of fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1999, the Company had cash, cash equivalents and investments totaling $6,671,000, compared to $8,472,000 at October 31, 1998. The current ratio decreased to 2.7 to 1 from 3.2 to 1 at October 31, 1998, while working capital decreased to $10,294,000 at July 31, 1999 from $11,352,000 at October 31, 1998. The net reduction in cash and working capital balances in fiscal 1999 stems primarily from the Company's expenditures to expand its product lines and to repurchase its common stock. Cash provided by operations totaled $6,336,000 in the current year first nine months, compared to cash provided by operations of $7,679,000 in the first nine months of last year. Significant items under cash flows from operating activities in the first nine months of fiscal 1999 included net income of $3,803,000 and non-cash charges for depreciation, amortization, stock options issued for services and inventory

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        RESULTS OF OPERATIONS (CONTINUED)

obsolescence of $3,626,000, compared to net income of $2,065,000 and non-cash charges of $3,204,000 (excluding the $2,650,000 office relocation and inventory valuation charge) in the first nine months of last year. Uses of cash in the first nine months of 1999 included the increase of accounts receivable of $1,197,000 due to the recording of significant shuffler sales at the end of the current third fiscal quarter and an $834,000 increase of inventories due to the stocking of raw materials and components to be used in the production of the company's new ACE(TM) and King(TM) shufflers as well as in the refurbishment of older model multi-deck shufflers. Uses of cash for operating activities also included payment of $483,000 in accrued severance benefits related to the Company's office relocation announced in the prior fiscal year.

Uses of cash for investing activities included lease, property and intangible asset expenditures totaling $6,574,000, primarily for additions to shuffler and table game assets, as well as for the purchase of a 50% interest in chip sorting machines from TCS America, Inc. in February 1999 and the purchase of the Three Card Poker(R) table game in May 1999. Sources of cash from investing activities included net receipts of $1,799,000 from the sale of investments in the first nine months of fiscal 1999. Uses of cash for financing activities included the repurchase of $1,647,000 in common stock during the first nine months of fiscal 1999.

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

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company's existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; current and/or unanticipated future litigation; regulatory and jurisdictional issues involving Shuffle Master or its products specifically, and for the gaming industry in general; general and casino industry economic conditions; the financial health of the Company's casino and distributor customers both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

In May 1999, Progressive Games, Inc. filed a lawsuit against the Company, alleging that the Company's Bahama Bonus table game infringes certain of Progressive's patents. In August 1999, a preliminary injunction prohibiting the Company from offering or distributing this table game was issued by the Federal District Court in Nevada.

In August 1999, Progressive Games, Inc. named the Company as an additional defendant in a pending lawsuit originally brought by Progressive Games, Inc. against Prime Table Games, Inc., Derek Webb and Hannah O'Donnell. This case is pending in the United States District Court, District of Nevada and Progressive Games, Inc. claims that the Company's Three Card Poker(R) table game infringes certain of Progressive Games, Inc.'s patents.

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

SHUFFLE MASTER, INC.
(Registrant)



Date:       September 13, 1999




/s/  Gary W. Griffin
------------------------------------------------------------
Gary W. Griffin
Chief Financial Officer





/s/ Gerald W. Koslow
------------------------------------------------------------
Gerald W. Koslow
Corporate Controller