Form 10-K405
period 1999-10-31
SHUFFLE MASTER INC
filed 2000-02-01
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)
__X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 X for the fiscal year ended October 31, 1999, or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


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

                        --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

      As of January 21, 2000, 7,154,393 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $59,471,000 based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held March 24, 2000 (Fiscal 1999 Proxy Statement).

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
Item  1.   Business                                                            1

Item  2.   Properties                                                         12

Item  3.   Legal Proceedings                                                  12

Item  4.   Submission of Matters to a Vote of Security Holders                13

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            13

Item  6.   Selected Financial Data                                            14

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item  7A.  Quantitative and Qualitative Factors about Market Risk             21

Item  8.   Financial Statements and Supplementary Data                        22

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                41

                                    PART III

Item  10.  Directors and Executive Officers of the Registrant                 41

Item  11.  Executive Compensation                                             41

Item  12.  Security Ownership of Certain Beneficial Owners and Management     41

Item  13.  Certain Relationships and Related Transactions                     41

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    41

                                     PART I


ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements. Such statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company's existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and rollout schedules; higher than expected manufacturing, service, selling, administrative, product development and/or rollout cost; current and/or unanticipated future litigation; regulatory and jurisdictional issues involving Shuffle Master or its products specifically, and for the gaming industry in general; general and casino industry economic conditions; the financial health of the Company's casino and distributor customers both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

GENERAL

        Shuffle Master, Inc. (the Company) was incorporated in Minnesota in 1983. The Company develops, manufactures and markets automatic card shuffling equipment (shufflers), and gaming products such as table games and slot machine game software for the gaming industry. Additionally, the Company distributes casino chip sorting machines and accessories under a distribution agreement with TCS America, Inc. The Company's growth strategy is to develop or acquire innovative gaming products and systems, including productivity enhancing equipment, new table and slot games, and game processing hardware and software technology, and market these products worldwide.

        Casino gaming is found in 31 states in the United States (including states in which such gaming is found only on Indian lands, card rooms or off-shore cruises) as well as in numerous countries worldwide. The Company estimates that there are approximately 17,000 table games in North America, and over 10,000 additional tables worldwide. Casino gaming grew tremendously over the last decade, and the Company believes both the North American and international markets for gaming-related products will continue to expand. However, the mix of table games and slot machines varies considerably by casino and jurisdiction.

        The Company develops and markets shuffler products suitable for use with the vast majority of table games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 1999, 5,736 of the Company's shufflers have been placed in casinos or other legal gaming establishments, including 2,253 units on lease and 3,483 units sold.

        The Company also develops and markets table games and licenses these products to casinos. Current revenue generating table games include the Let It Ride(R) basic game, Let It Ride Bonus(R) game and Three Card Poker(R) game. The Let It Ride(R) basic game was introduced in October 1993. Let It Ride The Tournament(R) was launched in May 1995, and in August 1997, the Company introduced the Bonus version of the game. The Bonus version has since replaced the Tournament version in all but one jurisdiction. In May 1999, the Company acquired the Three Card Poker(R) table card game from its developer and distributor. As of October 31, 1999, there were approximately 845 of the Company's table games installed in casinos, including approximately 424 Let It Ride Bonus(R) tables, approximately 233 Let It Ride(R) basic game tables and approximately 188 Three Card Poker(R) tables.

        In addition to table games in its line of gaming products, the Company also develops and markets games for slot machines. As of October 31, 1999, the Company actively marketed Let's Make A Deal(TM), Five Deck Poker(TM) and Let It Ride Bonus Video(R) as video slot machine game products, with The Three Stooges(TM) in market test stage and Press Your Luck(TM) under development. As of October 31, 1999, the Company had 526 slot machine games installed in casinos, with Let's Make A Deal(TM) accounting for 320 of the total. During fiscal 1999, the Company made progress in the development of its slot game business in a number of areas:

    * In March 1999, the Company, in a joint marketing agreement with Bally Gaming, Inc., introduced the Let's Make A Deal(TM) video slot game, based on the popular television game show. As of October 31, 1999, approvals to market this game had been secured in three United States gaming jurisdictions.

    * In March 1999, the Company entered into a joint marketing alliance with Acres Gaming, Inc. to develop and market a slot game based on the sounds and images of the The Three Stooges(TM). The game was first shown at the World Gaming Congress & Expo in September 1999, and is expected to be launched into the market in the first quarter of fiscal 2000.

    * In July 1999, the Company entered into a license agreement to secure the rights to and create a video slot game version of Press Your Luck(TM), based on the popular television game show appearing in the early 1980's.

    * In July 1999, the Company also began internally developing game systems that incorporate PC hardware and gaming-specific software on which the Company's and other slot games may be operated.

THE COMPANY'S PRODUCTS

        GAME EQUIPMENT

        SHUFFLERS. The Company's shuffler products, marketed under the trademark Shuffle Master Gaming(R), are automatic card shuffling machines designed to be used with table games in casinos and other legal gaming establishments. The Company's shufflers offer several benefits to the Company's casino customers, including enhanced security and increased productivity. Opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. Because shufflers shuffle or sort one or more decks while a game is being played, down time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and "win" for the casino.

        Shuffler lease and sales revenue accounted for approximately 59% of the Company's revenue in fiscal 1999. The Company has developed three types of shufflers:

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

        The initial model single deck shuffler and its variations are designated as the BG series. BG shufflers include a model designed for hand held dealing and a model which, after shuffling, counts out cards to be distributed by the dealer. The latter model, the BG-3, was the most widely placed single deck shuffler until the introduction of the ACE(TM) single deck model during fiscal 1999. Single deck shufflers are used with specialty card games such as the Company's own Let It Ride(R) and Three Card Poker(R) games and other non-Shuffle Master games such as Caribbean Stud Poker(R) and Pai Gow Poker. Since the Company's single deck machines shuffle a "fresh" deck prior to each hand, the security of these games is enhanced by reducing the opportunity for dealer card manipulation. The Company's single deck shufflers also minimize dealer errors in delivering the proper number of cards and speed up game play.

        During fiscal 1999, the Company began production and marketing of the ACE(TM), its next generation single deck card delivery system. Unlike the BG models, the ACE(TM) does not shuffle cards in a traditional manner. Instead, it sorts cards into shelves on a vertically moving elevator in random order according to computer generated instructions. Software instructs the ACE(TM) to put the appropriate number of randomly selected cards in each shelf as necessary to create the required hands for the specific game being played. Shelves then dispense the hands in random order. Hands are delivered more quickly than the Company's BG model single deck shufflers. The ACE(TM) is smaller, has fewer moving parts, is expected to require less service, has a universal power supply for international electrical currents, is easily programmable by casino pit personnel to be used with a variety of single deck games and tracks and displays usage and hands played data for the casino operator. It can be used for the Company's specialty card games as well as other non-Shuffle Master single deck specialty games.

    * MULTI-DECK BATCH. The Company's MD series multi-deck card shufflers shuffle a batch of two to eight decks of cards at a time, primarily for blackjack or mini-baccarat table games. When the shuffling of a batch is complete, the dealer then manually unloads the shuffled decks and places them in a standard card shoe. Although a different design than single deck systems, the multi-deck shuffler also shuffles a second batch of cards while the first batch is played. The majority of blackjack games are played with multiple decks of cards. Certain jurisdictions require that blackjack be played with four or more decks. The Company estimates that blackjack tables represent approximately 70% of casino table games, excluding poker rooms.

    * MULTI-DECK CONTINUOUS. During fiscal 1999, The Company completed the initial development of its next generation multiple deck card delivery system, the King(TM), that continuously "reshuffles" cards (using the same sorting process as the ACE(TM)) as they are played at table games. Designed for use with multi-deck blackjack and mini-baccarat table games, the King(TM) is based on the same basic design and chassis as the ACE(TM). The continuous model uses a larger elevator with more shelves and an integrated mechanical shoe. Cards played in any given hand are collected by the dealer at the completion of the hand, reloaded into the machine and immediately sorted in random order. Cards are then mechanically delivered into the shoe when sensors in the shoe call for additional cards. The speed of the shuffling and delivery action allows the shoe to operate with only a small buffer of cards. The machine can shuffle cards quickly enough to keep up with the normal pace of dealing hands. It is possible for cards dealt in one hand to be re-dealt in the next hand, which eliminates card counting and tracking. The Company expects that casino demand for its continuous shufflers will be driven by interest in improved game security and table productivity. The Company believes that its continuous shuffler will appeal to some casinos more than others and expects that this model will coexist with and complement its multi-deck batch shuffler model. As of December 31, 1999, some minor additional design work was required, with market introduction of the King(TM) expected in the second quarter of fiscal 2000.

        DISTRIBUTED EQUIPMENT. In January 1999, the Company entered into an agreement with TCS America, Inc. ("TCS") whereby the Company will distribute, service and share in the profits from the lease and sale in the U.S. and the Caribbean of TCS' Chipper Champ(R) chip sorting product line and other TCS products. Chipper Champ machines sort chips at roulette tables and serve both to save labor and add security by detecting counterfeit chips. Other TCS products distributed by the Company include roulette winning number displays, roulette wheel analysis products and air rails used to move smoke away from gaming tables.

        GAMING PRODUCTS

        TABLE GAMES. The Company first began offering table games to increase demand for its shuffler line. Driven by the success of Let It Ride(R), table games accounted for approximately 33% of the Company's revenue in fiscal 1999. The Company markets the following table games to casinos:

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

        The basic Let It Ride(R) game was approved by the Nevada Gaming Control Board in August 1993 and the Company began licensing it to casinos in October 1993. As of October 31, 1999, the basic Let It Ride(R) table game was approved for play in 31 United States gaming jurisdictions in 24 states, seven Canadian provinces and 14 other foreign countries.

    * LET IT RIDE BONUS(R). The Let It Ride Bonus(R) game was introduced in August 1997 and provides a format that adds a bonus paytable to the basic Let it Ride(R) table game. It is played in the same manner as the basic game except that the player has an option to make a $1 side wager, also known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Participation data gathered in 1999 shows that participation in the bonus bet in major gaming venues was in excess of 85%. As of October 31, 1999, the Let It Ride Bonus(R) game was approved for use in 28 United States gaming jurisdictions in 21 states, including all major gaming markets, three Canadian provinces, and five other foreign countries.

    * LET IT RIDE THE TOURNAMENT(R). This version of Let It Ride was launched in May 1995. In Let It Ride The Tournament(R) players were eligible for both bonus payouts and the opportunity to advance to a multi-round playoff. Formerly offered on a company-sponsored jurisdiction-wide basis in Nevada and Mississippi, the Tournament is now offered only as requested by casino customers, and is currently operated on a continual basis in one tribal casino. The Company generates revenue from this casino on a monthly fixed fee. The casino is solely responsible for payout of the Tournament cash awards.

    * THREE CARD POKER(R). The Company acquired the rights to Three Card Poker(R), a patented table game, in May 1999 from its developer and distributor, Derek Webb and Prime Table Games. In this game, players place wagers on three card stud hands, with options to bet against the dealer, bet on the value of their own hand or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain hands when wagering against the dealer. When acquired, Three Card Poker(R) was approved for play in eight United States gaming jurisdictions. As of October 31, 1999, the Three Card Poker(R) game was approved for use in 20 United States gaming jurisdictions in 13 states.

        For fiscal year 1999, all of the Company's table game products were licensed to casinos for a fixed monthly fee.

        In December 1999, the Company settled patent litigation regarding its Let It Ride The Tournament(R), Let It Ride Bonus(R) and Three Card Poker(R) table games. See Item 3. - Legal Proceedings.

        SLOT GAMES. The Company develops and markets game concepts and software programs for use on slot machines, either on its own or through agreements with third parties. Actively marketed products include Let's Make A Deal(TM), Five Deck Poker(TM), and Let It Ride Bonus Video(R). The Company is developing or testing additional products for future commercialization, including The Three Stooges(TM) and Press Your Luck(TM). The Company is not involved in the manufacture of gaming machines, although it does occasionally purchase and sell or lease such machines in connection with its game marketing efforts. Slot revenue accounted for approximately 4% of the Company's revenue in fiscal 1999. Descriptions of revenue-generating slot products follow:

    * LET'S MAKE A DEAL(TM). The Company and Bally Gaming, Inc. jointly introduced this video slot game version based on the popular television game show after receiving approval from the Nevada Gaming Control Board in March 1999. In October 1999, the Company received approval from gaming authorities in Connecticut and New Jersey as well. As of October 31, 1999 Let's Make A Deal(TM) games were installed in approximately 40 casinos in Nevada.

    * FIVE DECK POKER(TM). Originally purchased in 1997 as part of the acquisition of a slot games library from Dr. Mark Yoseloff (now a director and executive officer of the Company), Five Deck Poker(TM) is a variation of video draw poker that deals cards in each of the five card positions on the screen from a separate and independent deck. The possibility of suited hands that are not available in single deck video poker, such as a suited three of a kind, allows a greater variety of winning poker hands and greater frequency of middle pay hands. The game was originally marketed to Nevada casinos in a wide-area progressive format under the brand name "Five Deck Frenzy(TM)" by the Company and IGT through a joint marketing agreement. In October 1999, the Company and IGT discontinued the Five Deck Frenzy(TM) video slot game and converted the remaining games into Five Deck Poker(TM) video slot games. As of October 31, 1999, Five Deck Poker(TM) games were installed in 16 casinos in New Jersey, Nevada, Connecticut and Minnesota.

        * LET IT RIDE BONUS VIDEO(R). In 1995, the Company entered into an agreement with Bally Gaming, Inc. ("Bally"), which was subsequently acquired by Alliance Gaming Corporation, to develop and manufacture a video bonus version of the Let It Ride(R) game for use on machines manufactured by Bally. The Company markets Let It Ride Bonus Video(R) directly to casinos, usually for a fixed monthly fee. As of October 31, 1999, Let It Ride Bonus Video(R) games were installed in four casinos.

SIGNIFICANT PRODUCT RELATED AGREEMENTS

    * JOINT MARKETING ALLIANCE WITH IGT. In September 1996, the Company entered into an agreement with IGT forming a joint marketing alliance to develop and market the Five Deck Frenzy(TM) video poker game in a wide-area progressive video format. The Company and IGT operated Five Deck Frenzy(TM) progressive systems in Nevada from fiscal 1997 through 1999, with profits from the video poker game alliance split equally.

    * LICENSING AGREEMENT WITH IGT. In October 1998, the Company entered into a licensing agreement with IGT that allows the Company to develop and market its games for use on IGT slot machine platforms. In exchange for the license the Company pays IGT a royalty based on a percentage of revenue generated by the Company's games, which are installed on IGT slot machines. The Company is currently marketing Five Deck Poker(TM) under this agreement.

    * LET'S MAKE A DEAL(TM) LICENSE AGREEMENT WITH BALLY GAMING, INC. In April 1998, the Company entered into a joint marketing agreement with Bally Gaming, Inc. to develop and market a video slot version of Let's Make A Deal(TM), the popular and long-running television game show hosted by Monty Hall. The Company's fiscal 1998 slot revenue included $1.0 million of licensing income related to the signing of this agreement, which provides that the two companies will share equally in development costs, capital, and operating profits from the game. Let's Make A Deal(TM) was introduced into casinos in the second quarter of fiscal 1999.

    * DISTRIBUTION AGREEMENT WITH TCS AMERICA, INC. In January 1999, the Company entered into a profit sharing and distribution agreement with TCS America, Inc. ("TCS") that provides the Company the exclusive right in the United States and Caribbean to distribute, sell, lease and service gaming related equipment manufactured by TCS. Equipment covered by this agreement includes TCS' Chipper Champ(R) and Chipper Champ Plus(R) casino chip sorting machines as well as TCS' roulette number display systems. The Company's fiscal 1999 other revenue included $1,047,000 in lease, sale and service revenue related to this agreement. As of October 31, 1999, the Company shared in lease revenue from the placement of 116 Chipper Champ(R) machines.

    * THE THREE STOOGES(TM) LICENSE AGREEMENT WITH ACRES GAMING, INC. In March 1999, the Company entered into a game development and marketing agreement with Acres Gaming, Inc. to jointly develop, market and distribute a casino slot game using the sounds and images of The Three Stooges(TM) enabled by Acres' Bonusing Technology(TM) and plasma flat panel video screens. The two companies will share profits equally. In November 1999, The Three Stooges(TM) slot game received final approval by the Nevada Gaming Control Board for casino installation in Nevada.

CUSTOMERS AND MARKETING

        The Company created the market for shufflers with the introduction of its innovative product line in 1992, focusing its early marketing efforts on Las Vegas and Reno, Nevada casinos. Today the Company's shuffler products are broadly placed in casinos throughout North America, with increasing presence internationally. As of October 31, 1999, the Company had placed its game equipment and gaming products in over 630 casinos throughout the world.

        The Company leases and sells its shufflers to casinos and other lawful gaming establishments. As part of its strategy to maintain and expand its market position in the automatic shuffler business, the Company has made a commitment to maintain a high level of service to its customers. For casinos within the Company's service areas, the Company provides regular preventive maintenance service and on-demand repair service on its leased equipment. The Company also provides service training to its lease customers' personnel as well as a reasonable number of back-up shuffler units to the lessee. To customers that purchase shufflers, the Company offers a service contract that provides service benefits similar to that on leased units, or a parts warranty contract.

        The Company's table game product line includes Let It Ride(R) and Three Card Poker(R). The Let It Ride(R) table game was introduced to the gaming market in Nevada in 1993, and has become an established specialty game due to its broad appeal to players who enjoy a more casual, social card game, or who are new to or intimidated by table games. In North America, the Company markets the different versions of the game directly to casinos. In selected international jurisdictions, the Company markets the basic version of the game through its international distributor, Technical Casino Supplies, Ltd. In May 1999, the Company acquired Three Card Poker(R), which is marketed in the same manner as the Company's other table games. Three Card Poker(R) is currently marketed only in United States gaming jurisdictions.

        In North America, Shuffle Master sells and services its shuffler, table game and slot products through its own direct sales force and service department. As of October 31, 1999, the Company had 12 sales employees and 60 service employees, with 42 service employees in 18 field locations and 18 service employees based in the Company's Las Vegas facility.

        Outside of North, Central and South America, the Company markets its shuffler and selected other products primarily through its international distributor, Technical Casino Supplies, Ltd. ("TCS"). This exclusive distribution relationship was established in February 1998. TCS is a privately held international gaming products manufacturing and marketing company with headquarters in London, England. TCS has field sales offices located in Spain, Australia, South Africa and the United States.

        In addition to the Company's agreement to have TCS distribute the Company's products internationally, the Company entered into an agreement in fiscal 1999 with TCS' subsidiary, TCS America, Inc., to distribute, in the United States and the Caribbean, products manufactured by TCS.

        Slot games marketed under the licensing agreement with IGT are sold and installed by Shuffle Master sales and service personnel. The Company, at its expense, provides conversion kits for retrofit of gaming machines already owned by the casino. Under the agreement, the Company may also offer its games in connection with the sale of new gaming machines, which it may purchase through IGT, or which may be sold directly to the casino by IGT. In such cases the Company will market its game software product separately from the gaming machine, with chip sets and glass provided by the Company at its own expense.

        Sales efforts for Let's Make A Deal(TM) are led by Bally Gaming, Inc.'s sales force with the Company providing secondary sales and marketing support. Bally also manufactures and distributes Let's Make A Deal(TM) video slot machines, which are sold or leased to casino customers or are provided free of charge under certain game revenue sharing arrangements.

        The marketing plan for The Three Stooges(TM) slot game calls for the Company to take the lead role in service, sales, marketing and administrative responsibilities.

        In order to market its products, the Company is subject to jurisdictional licensing requirements, and must obtain approvals for all of its products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists. See additional discussion under "Regulation."

EXPORT SALES

        In fiscal 1999, 1998, and 1997, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 17%, 24%, and 17%, respectively, of total revenue.

PRODUCT SUPPLY OPERATIONS

        The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shufflers, Let It Ride Bonus(R) tables, slot game software chip sets and machine glass panels, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures some parts at its in-house machine shop. Parts are used for product assembly as well as service needs. Slot product supply operations include procuring slot machines for lease or sale as required for the business, and will typically involve procuring and stocking parts needed to retrofit casino-owned machines for new game software. The Company also supplies products, parts and accessories related to its distribution agreement with TCS America, Inc. The Company strives to ensure that multiple suppliers exist for critical components, and periodically solicits bids from various suppliers to ensure competitive pricing. Final assembly and quality control checks are conducted by the Company's employees in Las Vegas, Nevada.

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

        SHUFFLERS. The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new products. The engineering staff is uniquely experienced in card shuffling requirements and solutions and, excluding the conceptual beginning of the first single deck shuffler, has been instrumental in the development of all of the Company's shuffler products. During fiscal 1999, substantial progress was made on the development of the Company's next generation shuffler products, resulting in full production of the ACE(TM) single deck shuffler, and advancing the King(TM) continuous shuffler toward production. Resources will continue to be allocated to such projects to support the Company's efforts to maintain and enhance its market leader position.

        GAMING PRODUCTS. In fiscal 1999, the Company's gaming product development group worked on developing game concepts and gaming related technology internally, and evaluating third party game products. The Company's development efforts include work in market research, creative game design, game programming, prototype development, and statistical paytable evaluation and design. With significant emphasis on new gaming products as a future revenue source, the Company expects to increase the resources devoted to game and gaming technology development.

        Overall, the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its existing products. The Company anticipates that research and development will continue to account for a significant portion of its total expenditures. Research and development expenses were $3,468,000, $2,462,000, and $1,693,000, in fiscal 1999, fiscal 1998, and fiscal 1997, respectively.

COMPETITION

        GAME EQUIPMENT. Automatic card shufflers and chip sorting machines have been developed by several other companies, and Shuffle Master believes that those companies are continually working to obtain regulatory approval and commercial placement of their equipment. In the past year, several competitive shuffler products have been placed in casinos in modest quantities, including those offered by Casinos Austria Research and Development (an Austrian company marketing the Shuffle Star continuous shuffler), Gaming Products (an Australian company marketing the Quick Draw continuous shuffler) and Casinovations (a U.S. company marketing a multi-deck batch shuffler). While firm information on all competitive placements is not practically obtainable, the Company believes that no product has achieved world wide placements in excess of 600 units. The Shuffle Star has no substantive presence in the U.S., while Casinovations has little presence outside the U.S. The Quick Draw product can be found in a small number of casinos in the U.S. and Australia. In general terms, competition has achieved placements by offering products at prices that are often lower than the Company's prices. The Company believes that it has the only complete line of shuffler products, including single deck, batch multi-deck and continuous multi-deck shufflers, and that its products provide higher levels of reliability and security. In addition, the Company's shuffler products are supported by a national and international service network that other companies cannot easily duplicate. These beliefs notwithstanding, the Company cannot provide assurances that a competitive product will not gain substantial placements in the future.

        GAMING PRODUCTS. The success of table games such as Let It Ride Bonus(R), Let It Ride(R) basic and Three Card Poker(R) and slot games such as the Company's Let's Make A Deal(TM), Three Stooges(TM), Press Your Luck(R) and Five Deck Poker(TM), depend not only on casinos deciding to use such products but also on acceptance by players. Player acceptance of a game often correlates to the frequency and amount of money returned during play, as well as the availability and appeal of the game compared to other games.

        In general, there are continual efforts by small companies and entrepreneurs to develop and market table games, although few are successful and many do not compete directly with the Company's products. The Company's major competitor in specialty games is Mikohn Gaming Corp., who markets the Caribbean Stud Poker game through its Progressive Games, Inc. subsidiary. The Company believes that there are approximately 900 Caribbean Stud Poker tables worldwide.

        The marketing of slot games to the casino industry is highly competitive. A number of the Company's slot game competitors and potential competitors have greater manufacturing and marketing capabilities and have greater research, development, financial and personnel resources than the Company.

PATENTS AND TRADEMARKS

        PATENTS. Since 1989, the Company has been awarded sixteen United States utility patents and one United States design patent related to its shuffler and game technologies. Products protected by these patents include the BG single deck shuffler series, the MD multi-deck shuffler series, the ACE(TM) single deck shuffler, Let It Ride(R) stud poker, Five Deck Poker(TM), and a variety of new games that have not yet been introduced. Most of these patents have a life of 20 years from the date the patent application was filed. No patent will expire before the year 2007.

        In 1999, the Company completed a number of intellectual property acquisitions to strengthen its position as a technology leader in card shufflers and proprietary table games. Early in the year, a group of patents was acquired that protects a table game chip detection technology. In mid-fiscal 1999, the company acquired the rights to the popular Three Card Poker(R) casino table game. In December 1999, the Company acquired the U.S. and foreign rights in Canada, Europe and Australia to certain card sorting and shuffling technology that will strengthen its position as the leader in card handling technology.

        One new U.S. patent was issued to the Company in fiscal 1999, and it expects to receive at least two new patents in early calendar 2000. The number of new patent applications filed in 1999 rose dramatically over the previous year, and it is expected that the number of patents that issue in the next year will rise also. Patent applications filed in 1999 seek protection for innovations in card handling technology, slot game system architecture and game play methods. Previously filed utility patent applications protecting the design of the ACE(TM) and King(TM) card shufflers are pending in the United States Patent Office. No assurance can be given that any such patents will issue, or that the patents currently held or new patents that may issue will be valid or will provide any competitive protection for the Company's products.

        TRADEMARKS. The Company owns nineteen federal trademark registrations in the United States for Let It Ride(R), Let It Ride Bonus(R), Let It Ride The Tournament (R), Three Card Poker(R), its distinctive Fanned Card design, it's Three Card design,

Shuffle Master Gaming(R) and others. The Company currently has 46 pending U.S. trademark applications, as well as numerous foreign trademark applications and registrations. The Company obtained its first Community Trademark Registration (for Let It Ride(R)) in 1999 that recognizes the Company's trademark rights throughout most of Western Europe. The Company has sought protection for a number of names it plans to use in the future.

        INFRINGEMENT AND INTELLECTUAL PROPERTY PROTECTION. The Company is not aware that any of its card handling products infringe the patents and other intellectual property rights of others. In addition to patents, the Company protects much of its intellectual property with copyrights, trademarks and non-disclosure agreements. No assurance can be given that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of a valid patent, copyright, trademark or trade secret protection, the Company would be vulnerable to competitors who would lawfully attempt to copy the Company's products. The Company recently entered into a settlement agreement with Mikohn Gaming Corp. and its wholly owned subsidiary, Progressive Games, Inc. (see Item 3. - Legal Proceedings).

EMPLOYEES

        As of December 31, 1999, the Company had 141 full-time and one temporary employee. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

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

        The Company is licensed as a manufacturer and distributor of gaming devices, as a slot route operator and an operator of inter-casino linked systems in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and/or distributor licenses in numerous other jurisdictions throughout North America. Most Company licenses must be renewed annually. The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although approvals for the Company's current products have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its management personnel will receive nor maintain any necessary gaming licenses, other approvals or findings of suitability.

        SHUFFLERS. The Company has obtained approvals for its shuffler products in 45 jurisdictions in North America and has filed for approval of its shuffler products and related software in certain other jurisdictions. The Company's card shufflers and related software are classified and approved as associated equipment in Mississippi, Louisiana, Illinois, and a number of other jurisdictions and as gaming equipment in Nevada, New Jersey, Missouri and Iowa. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Gaming equipment is defined in New Jersey as "any electronic, electrical, or mechanical contrivance or machine used in connection with gaming or any game." Although the classification of the shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

        TABLE GAMES AND RELATED EQUIPMENT. The Company has developed the Let It Ride(R) basic and the Let It Ride Bonus(R) games. The basic Let It Ride(R) game is approved in all major gaming markets in North America and numerous other gaming jurisdictions. The Let It Ride Bonus(R) table game, including the rules of play and related equipment, is approved in 31 jurisdictions in North America and the Company has filed for additional approvals in certain other jurisdictions. Apparatus related to the Let It Ride Bonus(R) table game is regulated in Nevada, Mississippi, New Jersey and most other jurisdictions as associated equipment. Three Card Poker(R) is approved for use in twenty jurisdictions in North America and submitted for approval in certain others. Similar approvals are required before the Company's table games and apparatus related to such table games can be marketed in other jurisdictions. The Company conducts business only in those jurisdictions where it has secured required approvals for its products.

        SLOT GAMES. Most, if not all, gaming authorities classify the Company's video slot game machines and software as gaming devices. A gaming device is generally defined as a video slot or video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary somewhat for each jurisdiction in which the Company distributes its video slot products, there are approval, reporting, and notice requirements common to all major gaming markets in North America. Additionally, video slot game machines and software are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. A gambling device is generally defined under the Federal Act as any "so-called video slot machine or mechanical device or machine, including certain essential parts." In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its federal registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

        GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY-TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's common stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, and undergo investigation to be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of the Company's common stock are subject to certain reporting procedures and may be subject to background investigations, including submission of personal and financial information required in order to be licensed, qualified or found suitable as such.

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

        The Company has registered with the Nevada Commission as a publicly-traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices, a slot route operator and an operator of inter-casino linked systems. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, slot game, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and the Nevada Commission and the Company must regularly submit detailed financial and operating reports to the Nevada Commission. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

        Officers, directors and certain key employees of the Company are required to be found suitable by the Nevada Commission, and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the issuing agency. Changes in certain key positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

        OTHER JURISDICTIONS. All jurisdictions that have legalized gaming require various licenses, permits and/or approvals for and reporting of certain transactions by manufacturers and distributors of gaming devices, table games and associated equipment. In general, such requirements are similar to those of Nevada.

        APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its management personnel in other jurisdictions where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to provide its products through other licensed entities at a reduced profit to the Company.

ITEM 2. PROPERTIES

        The Company leases an approximately 32,000 square foot facility in Las Vegas, Nevada for substantially all of its business activities, except shuffler machine research and development, which operates out of an approximately 7,400 square foot facility in Eden Prairie, Minnesota. The Company continues to maintain its corporate office in Eden Prairie, Minnesota, following completion of the consolidation of its facilities in Las Vegas, Nevada. The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are suitable and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        On December 28, 1999 the Company settled all of its litigation with Progressive Games, Inc. ("PGI"), a wholly owned subsidiary of Mikohn Gaming Corporation ("Mikohn"). The Company made a one-time payment of $2,750,000 to PGI and consented to the validity, enforceability and infringement of certain PGI patents. This settlement amount was accrued as an expense in the consolidated financial statements as of October 31, 1999.

        The Company had been involved in litigation with PGI and its predecessor, D&D Gaming, Inc. ("D&D") since 1995. D&D and subsequently PGI sued the Company and its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino customers in United States District Court in Nevada, Mississippi, Connecticut, New Jersey, Illinois, Indiana, and Missouri, alleging that the Company's Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus infringed certain of their patents. D&D and PGI requested injunctive relief and damages. Pursuant to the order of the Judicial Panel on Multi-district Litigation, all of the then pending actions were transferred to the Southern District of Mississippi for coordinated or consolidated pretrial proceedings.

        The Company agreed to defend and indemnify all of its Let It Ride The Tournament(R) and Let It Ride Bonus(R) casino licensees who were sued due to their use of the Let It Ride The Tournament(R) and Let It Ride Bonus(R) table games and apparatus.

        In May 1999, PGI sued the Company, alleging that the Company's then recently introduced Bahama Bonus(TM) table game infringed certain of PGI's patents. PGI requested injunctive relief and damages.

        In August 1999, PGI sued the Company as an additional defendant in a pending lawsuit originally brought by PGI against Prime Table Games, Inc., Derek Webb and Hannah O'Donnell. In this case, PGI claimed that the Company's Three Card Poker(R) table game infringed certain of PGI's patents. The Company, as part of its purchase agreement to acquire the rights of the Three Card Poker(R) game, agreed to defend and indemnify Prime Table Games, Inc., Derek Webb and Hannah O'Donnell for claims arising out of their use of the Three Card Poker(R) game.

        As part of the settlement in December 1999, the Company entered into cross-license and cross-supplier agreements with PGI/Mikohn in settlement of all outstanding issues with respect to the Let It Ride Bonus(R), Let It Ride The Tournament(R), Bahama Bonus(TM) and Three Card Poker(R) games. The cross-license agreements provide that all future revenue of Let It Ride Bonus(R), Let It Ride The Tournament(R) and Three Card Poker(R) will be royalty-free to the Company and that PGI and Mikohn shall have the exclusive rights to the Bahama Bonus(TM) table game worldwide except for Nevada, where the Company has retained exclusive rights subject to its obligation to pay PGI/Mikohn pre-negotiated royalties on Bahama Bonus(TM) table game revenue. The Company will pay pre-negotiated royalties for other games it may market utilizing a side bet with a fixed payout. PGI/Mikohn will pay the Company future royalties of approximately $580,000 per year over the next five years for the rights to use the Company's multi-tiered game wagering patent and certain other patents and intellectual property.

        As part of the settlement PGI has released and will dismiss all claims against Prime Table Games, Derek Webb, Hannah O'Donnell and the Company's casino licensees named in the litigation, which satisfies the Company's indemnification obligation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        STOCK LISTING

        The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 21, 2000, there were 406 shareholders of record. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 1999 and 1998:

                                1999                            1998
                    --------------------------      ---------------------------
                       HIGH            LOW             HIGH              LOW
                    --------------------------      ---------------------------

First quarter       $     9.13      $     6.50      $     8.75       $     6.00
Second quarter            8.25            6.50           11.50             7.75
Third quarter            10.25            6.75           10.31             7.50
Fourth quarter            9.69            7.56            9.06             5.94

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

ITEM 6. SELECTED FINANCIAL DATA


IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS               1999         1998         1997         1996         1995
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

   INCOME STATEMENT

   Revenue                                                   $  28,926    $  27,124    $  28,736    $  22,587    $   9,833

   Income from Operations                                        5,286        4,313        6,686        5,550        1,494

   Net Income from Continuing Operations                         3,598        3,343        5,122        2,768        2,338

   Net Income                                                    3,598        3,343        5,122        2,768        2,403

   Weighted Average Shares Outstanding, assuming dilution        7,961        9,753       10,850       11,293        9,765


AS OF OCTOBER 31,

   BALANCE SHEET

   Cash and Cash Equivalents, and Investments                $   5,641    $   8,472    $  16,306    $  26,478    $  20,828

   Working Capital                                               7,427       11,352       20,736       27,845       23,297

   Total Assets                                                 30,605       28,293       40,726       45,297       37,751

   Long-term Debt                                                  677        1,217        1,718           --           --

   Shareholders' Equity                                         21,402       21,895       34,111       39,139       35,099

   Common Shares Outstanding                                     7,475        8,015        9,968       11,177       11,048

   Current Ratio                                                   1.9          3.2          5.4          5.7          9.8


PER COMMON SHARE

   Earnings from Continuing Operations                       $     .45    $     .34    $     .47    $     .25    $     .24

   Earnings from Discontinued Operations                            --           --           --           --           --

   Earnings per Common Share, basic                                .45          .34          .47          .25          .25

   Earnings per Common Share, assuming dilution                    .45          .34          .47          .25          .25

   Book Value                                                     2.86         2.73         3.42         3.50         3.18

   Dividends Declared                                               --           --           --           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

        The Company's first product was an automatic card shuffler system introduced to the gaming market in 1992. Since its introduction, the Company's shufflers have generally become required equipment for many table games. The Company generated 59%, 60%, and 69%, of its revenue in fiscal 1999, 1998, and 1997, respectively, from the lease and sale of automatic shufflers. The Company has approval for its single deck shufflers and its multi-deck batch shuffler in all major gaming jurisdictions in North America and continues to seek to obtain the necessary approvals in other jurisdictions. The Company has also obtained approval in Nevada and Mississippi for its new multi-deck continuous shuffler, the King(TM), and is in the process of obtaining additional approvals.

        In fiscal 1995, the Company introduced Let It Ride The Tournament(R), a five card stud poker table game, in which the Company shared revenues with its casino customers. The Tournament version of Let It Ride(R) allowed players to place a $1 entry fee (also called a side bet) to be eligible for immediate bonus payouts with a chance to qualify for Let It Ride The Tournament(R) playoffs. The Company derived revenue from a percentage of the $1 side bet. In the fourth quarter of fiscal 1997, the Company converted Let It Ride The Tournament(R) tables to Let It Ride Bonus(R) tables. The Bonus game continues to offer the $1 side bet, which provides for large immediate payouts but affords no playoff opportunity. Revenue for the Let It Ride Bonus(R) game is generated through a monthly licensing fee ranging from $995 to $1,995 for each table placed in casinos. The Let It Ride Bonus(R) table game is approved in 31 jurisdictions. As of October 31, 1999, 657 Let It Ride(R) table games were installed in casinos, including 424 Bonus tables and 233 basic version tables. The basic version of Let It Ride(R), for which the Company receives monthly license fees up to $795 per table, is similar to the Bonus game except that there is no $1 side bet option.

        In fiscal 1997, the Company acquired a slot game library, which included a wide-area progressive video poker game called Five Deck Frenzy(R). In September 1997, the Company entered into a joint marketing agreement with International Game Technology ("IGT") to market Five Deck Frenzy(R). The Company developed a second game from the Five Deck concept called Five Deck Poker(TM). This game is marketed under a separate joint marketing agreement with IGT entered into in October 1998. Five Deck Poker(TM) is similar to Five Deck Frenzy(R) except that Five Deck Poker(TM) is a stand-alone game not connected to a wide-area progressive system. In October 1999, the Company and IGT decided to discontinue Five Deck Frenzy(R) and converted the remaining games into Five Deck Poker(TM) games.

        In the second quarter of fiscal 1998, the Company entered into an agreement with Bally Gaming, Inc. ("Bally") for the development, manufacture and marketing of a casino video slot game version of Let's Make A Deal(TM). The Company granted Bally an exclusive license for the use of Let's Make A Deal(TM) intellectual property in gaming machines in certain jurisdictions. In fiscal 1998, the Company recorded $1,000,000 of licensing income in connection with the signing of this agreement, under which revenue and expenses related to the development and distribution of the game are shared equally by the Company and Bally. The Company and Bally introduced Let's Make A Deal(TM) to the gaming market in the second quarter of fiscal 1999, and at October 31, 1999, there were 320 Let's Make A Deal(TM) video slot games in Nevada casinos.

        In the first quarter of fiscal 1999, the Company entered into a joint marketing agreement with TCS America, Inc. ("TCS") to lease and sell chip sorting machines (the Chipper Champ(TM) and Chipper Champ Plus(TM)) and accessories in the United States and the Caribbean. The Company agreed to share equally the capital cost and revenue and expenses of leasing or selling TCS's products. The Company initially purchased an interest in 102 Chipper Champ(TM) machines and, as of October 31, 1999, shared in the cost and revenue of 116 machines.

        In the third quarter of fiscal 1999, the Company acquired Three Card Poker(R), a poker table game, from its developer and distributor, adding 153 table games to its table lease base. Revenue is generated by the Three Card Poker(R) game through a monthly license fee of up to $795 for each table placed in casinos. As of October 31, 1999, 188 tables were installed in casinos.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

ROYALTY SETTLEMENT

        On December 28, 1999 the Company settled all of its litigation with Progressive Games, Inc. ("PGI"), a wholly owned subsidiary of Mikohn Gaming Corporation ("Mikohn"). The Company made a one-time payment of $2,750,000 ($1,760,000 or $.22 per diluted share, after tax) to PGI and consented to the validity, enforceability and infringement of certain PGI patents. This settlement amount was accrued as an expense in the consolidated financial statements as of October 31, 1999. The Company will not pay future royalties for Let It Ride Bonus(R), Let It Ride The Tournament(R) or Three Card Poker(R). It will pay pre-negotiated royalties if it markets other table games utilizing a side bet with a fixed payout.

        Under separate license agreements, PGI/Mikohn will pay the Company future royalties of approximately $580,000 per year over the next five years for the rights to use the Company's coin sensing patents, the Company's multi-tiered game wagering patent and the Company's intellectual property related to its Bahama Bonus(TM) table game. The Company and PGI/Mikohn also entered into a mutually beneficial cross-supplier agreement.

FACILITIES RELOCATION AND OTHER CHARGES

        In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 ($1,680,000 or $.17 per diluted share, after tax), due to the relocation of the Company's administrative functions and manufacturing operations from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs and write-downs, and office lease cancellation costs. The Company determined that it would terminate 47 employees in its production, administrative and research and development departments, resulting in severance and termination benefit charges of $1,050,000. The Company recorded a write-down of $940,000 against inventories of certain older model single deck shufflers and component parts, in advance of the planned introduction of the new ACE(TM) single deck shuffler model. This charge was included in the cost of products. Additionally, miscellaneous assets totaling $275,000 were written off and recorded in selling, general and administrative expenses.

        In fiscal 1999, the Company determined that eight engineers would not be terminated and that it would retain a portion of its Minnesota office lease due to the growth and direction of its research and development efforts. Additionally, nine administrative employees elected to relocate and to not accept severance benefits. As a result, $199,000 in severance benefits and $14,000 in office lease cancellation charges were not used and were reversed in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

        REVENUE AND COST OF PRODUCTS

        Revenue for fiscal 1999 was $28,926,000, an increase of $1,802,000, or 6.6% from the prior year. During fiscal 1999, the Company continued to emphasize shuffler lease installations, which resulted in lower sales revenue. Shuffler lease revenue was $11,168,000 in fiscal 1999 compared to $9,807,000 in the prior year, an increase of 13.9%. The installed base of shufflers on lease increased to 2,253 at October 31, 1999, from 1,880 units at October 31, 1998, an increase of 373 units, or 19.8%. Lease revenue increased at a lower rate than the volume increase due to both the Company's strategy of leasing shufflers to certain customers on a part-time basis and the effect of competitive pricing in certain jurisdictions. As of October 31, 1999 the installed lease base of single deck shufflers on lease was 1,404 units, an increase of 290 units, or 26%, between the years. This increase was attributable to the placement of 735 ACE(TM) shufflers on lease in fiscal 1999, offset by a net reduction of 445 BG shufflers, the majority of which were exchanged for ACE(TM) shufflers. In addition, there were 839 multi-deck shufflers installed on lease as of October 31, 1999, an increase of 73 units, or 9.5%, from October 31, 1998. Shuffler sales were $4,740,000, compared to $6,521,000 in fiscal 1998. Unit sales totaled 541 in fiscal 1999 compared to 903 last year. Current year unit sales included sales of 430 new units and 111 units converted to a sale from a lease, as compared to 743 new unit sales and 160 conversions in the prior year. The average revenue per shuffler sold increased to $8,761 from $7,246 in fiscal 1999 due to a change in the mix of shufflers sold toward domestic sales of higher-priced multi-deck and ACE(TM) shufflers.

        Revenue from the Let It Ride(R) table game increased by $1,762,000 to $9,626,000 in fiscal 1999. Included in this category for fiscal 1999 was revenue from Let It Ride Bonus(R), Let It Ride(R) basic, sales of associated equipment for Let It Ride Bonus(R) and Three Card Poker(R), a table game that the Company acquired in the third fiscal quarter. Total installed Bonus tables

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased from 375 at October 31, 1998, to 424 at October 31, 1999. Let It Ride(R) basic tables in casinos decreased to 233 at October 31, 1999, from 250 tables as of October 31, 1998. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus(R) tables in New Jersey after the motion to vacate the injunction prohibiting the use of the Let It Ride Bonus(R) tables was granted in the fourth fiscal quarter. Three Card Poker(R) contributed an incremental $433,000 in revenue in fiscal 1999 as table counts increased from 153 units at acquisition in May 1999 to 188 units at October 31, 1999.

        Slot revenue decreased by $610,000 to $1,097,000 in fiscal 1999. The decrease was due to the inclusion in fiscal 1998 of revenue from a license fee of $1,000,000 from Bally under an exclusive license arrangement for Let's Make A Deal(TM) intellectual property. In the second fiscal quarter of 1999, the Company and Bally jointly introduced the Let's Make A Deal(TM) video slot game and the Company's share of the game's revenue for the year was $333,000. Slot revenue also included revenue from Five Deck Poker(TM), Five Deck Frenzy(R) and Let It Ride Bonus Video(R).

        Other revenue increased to $1,189,000 from $192,000 due to revenue earned from the lease of Chipper Champ(R) chip sorting machines and the sale of accessories under the Company's joint marketing agreement with TCS America, Inc., which was entered into in the first fiscal quarter.

        Gross margin improved to 68.4% in fiscal 1999 from 64.7% in fiscal 1998. Excluding the one-time inventory write-down charge of $940,000 and the $1,000,000 of licensing income from Bally Gaming, Inc., gross margin would have been 67.0% in fiscal 1998. Gross margin increased due to a shift in product mix in 1999 toward higher margin shuffler and table lease revenue, which comprised 71.9% of revenue in fiscal 1999 and 65.2% of revenue in fiscal 1998. Additionally, gross margin on shuffler sales in 1999 increased twelve percentage points from 1998 and field service and installation costs decreased 1% to 10.2% of revenue in fiscal 1999 due to the increase in total revenue for the year. These margin increases were offset by lower margin revenue under the TCS agreement and from video products. Gross margin in 1998 included the recording of the $1,000,000 license fee under the Bally agreement.

        OPERATING EXPENSES

        Selling, general and administrative expenses decreased by $843,000 or 9.0% to 8,493,000 in fiscal 1999 compared to $9,336,000 in the prior year. Advertising and promotion expenses decreased by $292,000 to $609,000 in fiscal 1999 due to decreased promotional, event and trade show activity. Legal fees decreased by $205,000 to $835,000 in fiscal 1999 as litigation activity diminished prior to the settlement with PGI. Rent expense and salary expense decreased by a net of $126,000 and $100,000, respectively, in 1999. Cost savings related to the facilities relocation initiated in the third fiscal quarter of 1998 have been partly offset by expansion of staff to meet the growth requirements of the business since the time of relocation.

        Research and development expenses increased by $1,006,000, or 40.9%, to $3,468,000 in fiscal 1999. Approximately $426,000 of the increase was due to increased consulting and contract programming for new game and system development. Legal expenses related to securing and maintaining domestic and international patents and trademarks increased by $280,000. Development costs related to the introduction of the Let's Make A Deal(TM) and The Three Stooges(TM) slot games increased by approximately $112,000 in fiscal 1999. Finally, amortization expense of intellectual property increased $183,000 in 1999 to $765,000, due primarily to the introductions of the Let's Make A Deal(TM) video slot game and the Three Card Poker(R) table game during the second and third fiscal quarters.

        OTHER INCOME AND EXPENSE

        Other income, net, was interest income for both years. Interest income decreased to $418,000 from $971,000 in fiscal 1999 due to the decrease in cash and investments of $2,831,000 from the prior year end. Interest expense was $81,000 and $91,000 in fiscal 1999 and 1998, respectively.

        NET INCOME AND EARNINGS PER COMMON SHARE

        The provision for income taxes was based on an effective tax rate of 36.0% in fiscal 1999 compared to 35.6% in fiscal 1998. The current year provision includes a 2.7% benefit from the foreign sales corporation compared to 3.0% in fiscal 1998, due to a decrease in qualified export revenue as a percentage of total revenue. The provision for state income taxes, net of federal tax benefits, decreased to 3.6% from 3.8% in the prior year as the Company slightly decreased its revenue and profits in states requiring filing and payment of income-based taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Net income was $3,598,000, or $.45 per diluted share, compared to $3,343,000, or $.34 per diluted share last year. Current year net income included royalty settlement expenses of $2,750,000 ($1,760,000 after taxes. or $.22 per share). Fiscal 1998 net income included expenses of $2,650,000 ($1,680,000 after taxes, or $.17 per share) due to the consolidation of the Company's facilities and write-downs and write-offs of certain assets. Weighted average common shares - assuming dilution, decreased to 7,961,000 shares in the current year compared to 9,753,000 in the prior year due to the repurchase of 585,000 shares in fiscal 1999 and 2,000,000 shares in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

        REVENUE AND COST OF PRODUCTS

        Revenue for fiscal 1998 was $27,124,000, a decrease of $1,612,000, or 5.6% from the prior year. Shuffler sales were $6,521,000 compared to $9,020,000 in fiscal 1997. During fiscal 1998, the Company refocused its shuffler placement strategy to emphasize lease installations, which resulted in lower sales revenue. Unit sales totaled 903 in fiscal 1998 compared to 1,193 in the prior year. Fiscal 1998 unit sales included sales of 743 new units and 160 units converted to a sale from a lease, compared to 526 new unit sales and 667 conversions in the prior year. The average revenue per shuffler sold decreased to $7,246 from $7,560 in fiscal 1997 due to an increase in units sold at lower distributor pricing for most international sales. In addition, even though the Company increased the selling price of shufflers by approximately 15% effective February 1, 1998, over 40% of total unit sales occurred in the first quarter of fiscal 1998, prior to the price increase. Shuffler lease revenue was $9,807,000 in fiscal 1998 compared to $10,840,000 in the prior year. The installed base of shufflers on lease increased to 1,880 at October 31, 1998, from 1,600 units at October 31, 1997. Although the lease base increased by 280 units, or 17.5%, the lease revenue did not show a similar increase since over 200 units were installed in the second half of fiscal 1998. In addition, during fiscal 1998, the Company began a part-time lease program whereby its customers could lease shufflers at a price below the standard monthly lease price if the casino customer met certain requirements. The installed lease base of multi-deck shufflers increased by 33% from October 31, 1997, while single deck shufflers on lease increased by 9% between the years.

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

        Slot revenue increased by $1,183,000 to $1,707,000 in fiscal 1998. Fiscal 1998 slot revenue included $1,000,000 received from Bally Gaming, Inc. under an exclusive license arrangement for the Let's Make A Deal(TM) intellectual property. Slot revenue also included revenue from Five Deck Frenzy(R) and Let It Ride Bonus Video(R). Other revenue increased to $1,225,000 from $740,000 in the prior year due to a $475,000 increase in revenue recognized on warranty and service contracts sold to customers that purchased shufflers.

        Gross margin improved to 64.7% in fiscal 1998 from 63.5% in fiscal 1997. Excluding the one-time inventory valuation charge of $940,000, gross margin would have been 68.2% in fiscal 1998. The margin percentage on Let It Ride(R) table games improved during fiscal 1998, due to the conversion to Let It Ride Bonus(R). The direct expenses required to support Let It Ride The Tournament(R) are not required to support the Bonus game. The margin also improved due to the recording of the license fee revenue of $1,000,000 under the Bally Gaming, Inc. agreement with insignificant related product expenses. Field service costs to support the installed base of shufflers and Let It Ride Bonus(R) tables decreased as a percentage of revenues by 3.2% between the years, which also improved the gross margin. The Company streamlined its field service support activities and closed certain of its underutilized field service offices during fiscal 1998.

        OPERATING EXPENSES

        Selling, general and administrative expenses decreased by $528,000, or 5.4% to $9,336,000 in fiscal 1998 compared to $9,864,000 in the prior year. Staffing related expenses decreased by $1,087,000 between the years, including a $502,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease to $163,000 for employee bonus expense. Fiscal 1997 also included compensation for employees terminated during the year. The remaining decrease resulted from an overall reduction in staffing levels. Legal fees decreased by $140,000 to $1,040,000 in fiscal 1998 compared to $1,180,000 in the prior year. Fiscal 1997 included legal fees for a lawsuit that was settled in August 1997. Patent related legal fees also decreased between the years. Bad debt expense increased to $171,000 in fiscal 1998 compared to $47,000 in fiscal 1997. The Company experienced a significant loss due to a casino customer in Atlantic City, New Jersey filing for bankruptcy protection. Consulting fees increased by $184,000 in fiscal 1998 from product-related contracts, human resource and investment banker fees. The Company retained CIBC Oppenheimer late in fiscal 1998 to explore strategic alternatives. International sales expenses increased by $136,000 resulting from a change in the Company's international distributor. Fiscal 1998 selling, general and administrative expenses included $275,000 of miscellaneous asset write-offs for certain fixed assets and intangibles. Operating expenses also included a separate charge of $1,435,000 related to the facilities relocation.

        Research and development expenses increased by $769,000, or 45.4%, between the years. Approximately $372,000 of the increase resulted from increased staffing levels in slot game software development. Amortization expense of the intangible assets associated with slot game intellectual property acquired in fiscal 1997 increased by $282,000 in fiscal 1998 compared to fiscal 1997, due to a full year of amortization in fiscal 1998 and only three months of amortization in the prior year. Prototype materials and outside engineering fees increased by $138,000 in the year ended October 31, 1998, due to research efforts in the development of the new generation single deck shuffler and a continuous shuffler.

        OTHER INCOME AND EXPENSE

        Other income, net, was interest income for both years. Interest income decreased to $1,069,000 from $1,215,000 in fiscal 1997 due to the decrease in cash and investments of $7,834,000 from the prior year end. Interest expense was $91,000 and $69,000 in fiscal 1998 and 1997, respectively.

        NET INCOME AND EARNINGS PER COMMON SHARE

        The provision for income taxes was based on an effective tax rate of 35.6% in fiscal 1998 compared to 34.6% in fiscal 1997. The fiscal 1998 provision included a 3.0% benefit from the foreign sales corporation compared to .9% in fiscal 1997, due to a significant increase in qualified export revenue. The provision for state income taxes, net of federal benefits, increased to 3.8% from 1.4% in the prior year as the Company increased its revenues and profits in states requiring filing and payment of income-based taxes.

        Net income was $3,343,000, or $.34 per diluted share, compared to $5,122,000, or $.47 per diluted share in fiscal 1997. Fiscal 1998 net income included expenses of $2,650,000 before taxes ($1,680,000, or $.17 per share after taxes) due to the consolidation of the Company's facilities and valuation adjustments on certain assets. Weighted average common shares - assuming dilution, decreased to 9,753,000 shares in fiscal 1998 compared to 10,850,000 in the prior year due to the repurchase of 2,000,000 shares in fiscal 1998 and 1,241,000 shares in fiscal 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        While Shuffle Master's assessment of Year 2000 issues is ongoing, the new year is approximately one month old as of the filing date of this report and the Company has not experienced any effects from Year 2000 issues. A summary of the Company's preparation for Year 2000 issues, as well as certain disclaimers, is presented below.

        During fiscal 1997 the Company completed: 1) a business system conversion involving all of its core financial and operating applications software, 2) an upgrade of processors or complete systems in substantially all of its servers and personal computers, 3) an upgrade of its network software and most of its personal computer applications software and, 4) an upgrade of its main phone system and voice mail software. These conversions and upgrades were made for reasons unrelated to the Year 2000 issue, but are Year 2000 ready. Based on these changes, the Company does not believe that the Year 2000 issue has or will significantly affect its internal operations.

        In early fiscal 1999, the Company determined that it has date-sensitive functions in the operating system software for its Let It Ride Bonus(R) game equipment. The Company updated the software to allow operation without concern for calendar dates. The required updates are now 100% complete. The Company obtained all necessary regulatory approvals for the upgraded software during 1999. The Company's first generation single deck and multi-deck shuffler products operate without date-sensitive functions. The Company's newer shuffler products, including the ACE(TM) and the King(TM), use software that references dates for service reporting functions only and have been designed to operate during and after the Year 2000. The Company also markets or will market games for operation on IGT, Bally Gaming and Acres Gaming systems, and was informed by these companies that such machines and systems were Year 2000 ready.

        The Company has evaluated its key vendors' and service providers' Year 2000 readiness to determine the extent to which such relationships may affect the Company's operations. In the event that Year 2000 issues were to have been identified with key vendors, the Company expected to be able to manage purchases and inventories to minimize the Year 2000 issue related delays in parts supply. In addition, a significant portion of the Company's revenue is recurring in nature and is not, in the short term, materially dependent on new unit production. Management believes that the Company's exposure to third party Year 2000 risks is not significant and is diminishing rapidly with passage of time. However, there can be no assurance that systems of other companies on which the Company may rely were converted or that such failure to convert would not have an adverse effect on the Company's operations. It appears that none of the Company's casino customers experienced any Year 2000 problems, however, such operations are collectively many times the size of the Company and the Company does not have the resources to undertake a complete evaluation.

        In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in fiscal 1999 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues during the remainder of fiscal 2000.

LIQUIDITY & CAPITAL RESOURCES

        At October 31, 1999, the Company had cash, cash equivalents and investments of $5,641,000 compared to $8,472,000 at October 31, 1998. Working capital decreased to $7,427,000 at October 31, 1999, compared to $11,352,000 at October 31, 1998, and the current ratio decreased to 1.9 at October 31, 1999, from 3.2 at the end of the prior year. The use of $4,592,000 for the repurchase of common stock during fiscal 1999 contributed to the decrease in cash, working capital and the current ratio at October 31, 1999. The inclusion in accrued expenses as of October 31, 1999 of the $2,750,000 royalty settlement paid to PGI in December 1999, and amounts owed to Bally under the Company's joint marketing agreement with Bally also decreased working capital and the current ratio.

        Cash provided by operating activities was $8,617,000 in fiscal 1999. The significant items comprising such cash provided in fiscal 1999 were net income of $3,598,000 and non-cash charges for depreciation, amortization and valuation provisions of $5,025,000. Deferred income taxes, net, increased by $1,250,000, principally due to fiscal 1999 income tax deduction deferrals for the royalty settlement with PGI and the excess of book over tax depreciation and amortization. Changes in operating assets and liabilities included an increase in inventories of $2,689,000 from October 31, 1998, to October 31, 1999. The Company purchased raw materials related to the production of its new continuous multi-deck shuffler, the King(TM), and slot machine finished goods in anticipation of placing Let's Make A Deal(TM) video slot games. Accounts payable and accrued expenses increased by $3,495,000 due to the accrual of the royalty settlement with PGI and amounts owed to Bally under the Company's joint marketing agreement with Bally.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Investing activities used $4,935,000 of cash during fiscal 1999. The investments balance decreased by $1,743,000 as the Company sold investments and used the proceeds to fund share repurchases. Investments in leased and available for lease assets totaled $3,042,000 and included the purchase of $1,106,000 in slot games, $1,082,000 in Chipper Champ(TM) chip sorting machines under the Company's joint marketing agreement with TCS America, Inc., and the transfer of $854,000 in shufflers and table games from inventory. The Company also invested $3,384,000 in intellectual property, including the Three Card Poker(R) table game and other licenses and patents for slot and shuffler products.

        Cash flows from financing activities used $4,770,000 in fiscal 1999. The Company repurchased 585,000 shares of its common stock at a total cost of $4,592,000 during fiscal 1999. At October 31, 1999, there was an outstanding authorization for share repurchases of up to 151,500 of common stock, at specific price limits set by the Board of Directors.

        The Company does not have any long-term debt or capital leases, except for the debt incurred by the Company to acquire intellectual property from a related party. As of October 31, 1999, the long-term balance remaining under this acquisition was $677,000 compared to $1,217,000 as of October 31, 1998, a reduction of $540,000 due to payments made in cash and stock during fiscal 1999.

        The Company believes its existing cash and investments, and cash provided by operations will be sufficient to finance the Company's current operations and new product development for the foreseeable future. Additionally, the Company secured a two year, $10,000,000 revolving line of credit from U.S. Bank, N.A. in September 1999 to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.

        At October 31, 1998, the Company had available cash, cash equivalents and investments of $8,472,000 compared to $16,306,000 at October 31, 1997. Working capital decreased to $11,352,000 at October 31, 1998, compared to $20,736,000 at October 31, 1997, and the ratio decreased to 3.2 to 1 at October 31, 1998, from 5.4 at the end of the prior year. The decrease in cash, working capital and the current ratio at October 31, 1998, resulted from the use of $15,942,000 for the repurchase of common stock

        Cash provided by operating activities was $9,571,000 in fiscal 1998. The significant items comprising such cash provided in fiscal 1998 were net income of $3,343,000, non-cash charges for depreciation, amortization and valuation provisions of $4,236,000, and the provision for the facilities relocation and other charges of $2,650,000. Deferred income taxes, net, increased by $737,000, principally due to fiscal 1998 income tax deduction deferrals for the facilities relocation related expenses and the charge-off for the inventory valuation provision. Changes in operating assets and liabilities include a reduction of $1,481,000 in accounts receivable due to a significant decrease in receivables related to sales of shufflers. Inventories increased by $314,000 from October 31, 1997, to October 31, 1998. The Company increased production quantities of its multi-deck shuffle early in its fiscal 1998 fourth quarter to ensure product availability as all production was essentially shut down late in the fourth quarter because of the relocation of the Company's manufacturing operations.

        Investing activities provided $8,000,000 of cash during fiscal 1998. The investments balance decreased by $9,345,000 as the Company sold investments and used the proceeds to fund share repurchases. The Company received cash of $378,000 on a note receivable in fiscal 1998. Purchase of property and equipment totaled $668,000 in fiscal 1998, and included approximately $270,000 of leasehold improvements for the Las Vegas facility, which included office expansion and the construction of production space to accommodate the facility consolidation.

        Cash flows from financing activities used $16,060,000 in fiscal 1998, including the repurchase of 2,000,000 shares of its common stock at a total cost of $15,942,000 during fiscal 1998.

IMPACT OF INFLATION

        To date, inflation has not had a material effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                             PAGE

Independent Auditors' Report                                               23

Consolidated Income Statements for the
years ended October 31, 1999, 1998, and 1997                               24

Consolidated Balance Sheets as of October 31, 1999 and 1998                25

Consolidated Statements of Changes in Shareholders' Equity
for the years ended October 31, 1999, 1998, and 1997                       26

Consolidated Statements of Cash Flows for the years
ended October 31, 1999, 1998, and 1997                                     27

Notes to Consolidated Financial Statements                                28-39

Quarterly Financial Data                                                   40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

        We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. (the Company) as of October 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota
December 29, 1999                       DELOITTE & TOUCHE LLP

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


YEAR ENDED OCTOBER 31,                         1999             1998            1997
                                           ------------     ------------    ------------
REVENUE:
    Shuffler lease                         $     11,168     $      9,807    $     10,840
    Shuffler sales and service                    5,846            7,554           9,613
    Table games                                   9,626            7,864           7,612
    Slot games                                    1,097            1,707             525
    Other                                         1,189              192             146
                                           ------------     ------------    ------------

                                                 28,926           27,124          28,736
                                           ------------     ------------    ------------

COSTS AND EXPENSES:
    Cost of products                              9,142            9,578          10,493
    Selling, general and administrative           8,493            9,336           9,864
    Research and development                      3,468            2,462           1,693
    Royalty settlement                            2,750               --              --
    Office relocation expenses                     (213)           1,435              --
                                           ------------     ------------    ------------

                                                 23,640           22,811          22,050
                                           ------------     ------------    ------------

Income from operations                            5,286            4,313           6,686

Other income, net                                   337              880           1,146
                                           ------------     ------------    ------------

Income before income taxes                        5,623            5,193           7,832

Provision for income taxes                        2,025            1,850           2,710
                                           ------------     ------------    ------------

NET INCOME                                 $      3,598     $      3,343    $      5,122
                                           ============     ============    ============

EARNINGS PER COMMON SHARE, BASIC           $        .45     $        .34    $        .47
                                           ============     ============    ============

EARNINGS PER COMMON SHARE,
   ASSUMING DILUTION                       $        .45     $        .34    $        .47
                                           ============     ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC             7,921            9,691          10,798
                                           ============     ============    ============

WEIGHTED AVERAGE COMMON SHARES,
    ASSUMING DILUTION                             7,961            9,753          10,850
                                           ============     ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

AS OF OCTOBER 31,                                                             1999            1998
                                                                          ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $      1,476    $      2,564
     Investments                                                                 4,165           5,908
     Accounts receivable, net                                                    3,482           3,702
     Note receivable from related party                                             74             342
     Inventories                                                                 4,524           2,305
     Deferred income taxes                                                       1,470             850
     Other current assets                                                          762             827
                                                                          ------------    ------------

        Total current assets                                                    15,953          16,498

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE                                  5,309           5,103

PROPERTY AND EQUIPMENT, NET                                                      2,628           3,065

INTANGIBLE ASSETS, NET                                                           5,717           3,098

NON-CURRENT DEFERRED INCOME TAXES                                                  595              --

OTHER ASSETS                                                                       403             529
                                                                          ------------    ------------

TOTAL ASSETS                                                              $     30,605    $     28,293
                                                                          ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $      1,607    $      1,002
     Accrued liabilities                                                         4,632           1,955
     Current portion of long-term obligation  to related party                     546             529
     Customer deposits and unearned revenue                                      1,741           1,660
                                                                          ------------    ------------

        TOTAL CURRENT LIABILITIES                                                8,526           5,146

DEFERRED INCOME TAXES PAYABLE                                                       --              35

LONG-TERM OBLIGATION TO RELATED PARTY                                              677           1,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000 shares authorized; 7,475 and
         8,015 shares issued  and outstanding                                       75              80
     Additional paid-in capital                                                  7,280          11,366
     Retained earnings                                                          14,047          10,449
                                                                          ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY                                              21,402          21,895
                                                                          ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     30,605    $     28,293
                                                                          ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK              ADDITIONAL                          TOTAL
                                  -----------------------------       PAID-IN          RETAINED      SHAREHOLDERS'
                                     SHARES           AMOUNT          CAPITAL          EARNINGS         EQUITY
                                  ------------     ------------     ------------     ------------    ------------
BALANCE, OCTOBER 31, 1996               11,177     $        112     $     37,043     $      1,984    $     39,139

Common stock repurchased                (1,241)             (12)         (10,384)              --         (10,396)
Common stock options exercised              16               --              111               --             111
Other                                       16               --              135               --             135
Net income                                  --               --               --            5,122           5,122
                                  ------------     ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 1997                9,968              100           26,905            7,106          34,111

Common stock repurchased                (2,000)             (20)         (15,922)              --         (15,942)
Common stock options exercised              25               --              194               --             194
Other                                       22               --              189               --             189
Net income                                  --               --               --            3,343           3,343
                                  ------------     ------------     ------------     ------------    ------------


BALANCE, OCTOBER 31, 1998                8,015               80           11,366           10,449          21,895

Common stock repurchased                  (585)              (5)          (4,587)              --          (4,592)
Common stock options exercised              23               --              156               --             156
Options issued for services                 --               --              156               --             156
Other                                       22               --              189               --             189
Net income                                  --               --               --            3,598           3,598
                                  ------------     ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 1999                7,475     $         75     $      7,280     $     14,047    $     21,402
                                  ============     ============     ============     ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


YEAR ENDED OCTOBER 31,                                                      1999             1998             1997
                                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $      3,598     $      3,343     $      5,122
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                        4,416            3,739            3,760
          Office relocation and other charges                                   (213)           2,650               --
          Provision for bad debts                                                139              171               47
          Provision for inventory obsolescence                                   470              326              516
          Deferred income taxes                                               (1,250)            (737)             (45)
          Stock options issued for services                                      156               --               --
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and notes receivable                                           81            1,481           (1,834)
          Notes receivable from related party                                    268              (23)            (349)
          Inventories                                                         (2,689)            (314)            (774)
          Other current assets                                                    65             (285)            (246)
          Accounts payable and accrued liabilities                             3,495             (296)            (436)
          Customer deposits and unearned revenue                                  81             (286)             611
          Other                                                                   --             (198)          (1,874)
                                                                        ------------     ------------     ------------

          Net cash provided by operating activities                            8,617            9,571            4,498
                                                                        ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                                (10,080)         (22,199)        (112,790)
     Proceeds from the sales and maturities of investments                    11,823           31,544          120,575
     Proceeds received on note receivable                                         --              378               --
     Investment in products leased and held for lease                         (3,042)            (212)          (1,795)
     Purchases of property and equipment                                        (378)            (668)          (1,527)
     Purchases of intangible assets                                           (3,384)              --             (765)
     Other                                                                       126             (843)             (16)
                                                                        ------------     ------------     ------------

          Net cash provided by investing activities                           (4,935)           8,000            3,682
                                                                        ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchase of common stock                                               (4,592)         (15,942)         (10,396)
     Payments on long-term obligation to related party                          (523)            (312)            (275)
     Proceeds from issuance of common stock                                      345              194              111
     Other                                                                        --               --               (7)
                                                                        ------------     ------------     ------------

          Net cash provided by financing activities                           (4,770)         (16,060)         (10,567)
                                                                        ------------     ------------     ------------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,088)           1,511           (2,387)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   2,564            1,053            3,440
                                                                        ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $      1,476     $      2,564     $      1,053
                                                                        ============     ============     ============
NON-CASH TRANSACTION:
     Acquisition of intangible assets for debt and equity securities    $         --     $         --     $      2,670
                                                                        ============     ============     ============
     Payment of obligation to related party with common stock           $        189     $        189     $        142
                                                                        ============     ============     ============
CASH PAID FOR:
     Income taxes                                                       $      2,704     $      2,017     $      3,179
                                                                        ============     ============     ============
     Interest                                                           $         81     $         91     $         69
                                                                        ============     ============     ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        DESCRIPTION OF BUSINESS:

        Shuffle Master, Inc. (the "Company") is a supplier of shuffler products and proprietary table and slot games and software to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shufflers. The Company's current shuffler offering includes multi-deck and single deck shufflers available to casinos through a purchase or lease option. The Company markets its shuffler products in all domestic gaming jurisdictions directly and internationally through a distributor.

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

        In fiscal 1997, the Company introduced a wide-area progressive video poker game called Five Deck Frenzy(R) through a joint venture agreement with IGT. The Company and IGT shared equally in the profits generated by Five Deck Frenzy(R). A second related game called Five Deck Poker(TM) is currently marketed by the Company under a separate joint marketing agreement with IGT.

        In fiscal 1998, the Company entered into an agreement with Bally Gaming, Inc. to develop, manufacture and market a casino video slot game version of Let's Make A Deal(TM). The Company received a $1,000,000 license fee under this agreement in fiscal 1998 and began earning operating revenue following the introduction of Let's Make A Deal(TM) in fiscal 1999.

        In fiscal 1999, the Company purchased the Three Card Poker(R) table game from its developer and distributor. The Company also entered into an agreement with Acres Gaming, Inc. to develop, manufacture and market a casino slot game based on The Three Stooges(TM). The Company has since discontinued its Five Deck Frenzy(R) joint venture agreement with IGT and converted those games to Five Deck Poker(TM) games.

        PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        INVENTORIES:

        Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

        LEASING OPERATIONS:

        Shufflers leased to customers pursuant to operating leases and shufflers held for lease are stated at cost. Depreciation on leased shufflers is calculated using the straight-line method over three to four years. The Company provides maintenance on its shufflers on lease as part of its normal lease agreement. Leases generally require prepayment of two months lease payments which are included on the consolidated balance sheets as customer deposits.

        REVENUE RECOGNITION:

        The Company recognizes sales revenue on the shipment of a shuffler system. If a customer purchases an existing leased shuffler system, revenue is recorded on the effective date of the purchase. Shuffler lease revenue is generated on a monthly basis, generally through indefinite term operating leases. Table and slot revenue is generated by monthly fixed and revenue participation license and royalty fees as well as equipment sales and leasing. The Company also recognizes revenue through the sale of service and warranty contracts on its sold shufflers. Prepaid service and warranty contracts are included in the consolidated balance sheets as unearned revenue. Revenue on service and warranty contracts is recognized on a straight line basis over the life of the contract.

        RESEARCH AND DEVELOPMENT:

        Research and development costs are expensed as incurred.

        CONCENTRATION OF CREDIT RISK:

        The Company has a concentration of credit risk in so far as all of its receivables are with customers in the gaming industry. The Company has no material concentration of accounts receivable among any of its casino customers.

        PROPERTY AND EQUIPMENT:

        Property and equipment is stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset of three to five years, or lease terms for leasehold improvements.

        INTANGIBLE ASSETS:

        Intangible assets include purchased intellectual property for games, patents, trademarks, copyrights and licenses. Intangible assets are amortized over a period of three to ten years.

        INVESTMENT IN JOINT VENTURES:

        The Company uses the equity method for accounting for its investment in joint ventures.

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

        IMPAIRMENT OF LONG-LIVED ASSETS:

        Management periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. As of October 31, 1999, management has determined that there was no impairment of long-lived assets.

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

        RECLASSIFICATIONS:

        Certain reclassifications have been made to the October 31, 1998 and 1997 Consolidated Financial Statements to conform to the October 31, 1999 financial statement presentation. These reclassifications had no effect on the operating results for the years ended October 31, 1998 and 1997, as previously reported.

2.  FINANCIAL INSTRUMENTS:

        CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents include short-term investments with original maturities of three months or less.

        INVESTMENTS:

        The Company classifies all of its securities as available-for-sale. The Company records investments at fair market value, which, as of October 31, 1999 and 1998, approximated amortized cost. All of the investments will mature within one year from October 31, 1999.

        Investments at fair value consisted of the following:

AS OF OCTOBER 31,                                    1999            1998
------------------                                ----------     ----------
(IN THOUSANDS)
United States Government and Agency Obligations   $    2,232     $    4,111
Corporate Bonds                                        1,933          1,797
                                                  ----------     ----------
                                                  $    4,165     $    5,908
                                                  ==========     ==========

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

3.  OTHER FINANCIAL STATEMENT DATA:

The following provides additional disclosures for selected information from the consolidated financial statements:

AS OF OCTOBER 31,                                     1999           1998
-----------------                                 ----------     ----------
(IN THOUSANDS)
ACCOUNTS RECEIVABLE:
Trade receivables                                 $    3,617     $    3,827
Less: Allowance for doubtful accounts                   (135)          (125)
                                                  ----------     ----------
                                                  $    3,482     $    3,702
                                                  ==========     ==========

INVENTORIES:
Raw materials and component parts                 $    2,598     $    1,404
Work-in-process                                          564            366
Finished goods                                         1,362            535
                                                  ----------     ----------
                                                  $    4,524     $    2,305
                                                  ==========     ==========

                                                 1999             1998
                                             ------------     ------------
PRODUCTS LEASED AND HELD FOR LEASE:
Products leased:
Game equipment                               $      6,697     $      5,555
Gaming products                                     3,231            2,061
                                             ------------     ------------
                                                    9,928            7,616
                                             ------------     ------------
Products held for lease:
Game equipment                                      2,242            1,361
Gaming products                                       741            1,561
                                             ------------     ------------
                                                    2,983            2,922
                                             ------------     ------------
                                                   12,911           10,538
Less: Accumulated depreciation                     (7,602)          (4,965)
                                             ------------     ------------
                                                    5,309            5,573
Less: Valuation allowance                              --             (470)
                                             ------------     ------------
                                             $      5,309     $      5,103
                                             ============     ============

PROPERTY AND EQUIPMENT:
Office furniture and computer equipment      $      2,005     $      2,295
Leasehold improvements                              2,045            1,858
Production equipment                                  359              314
Other                                                 553              624
                                             ------------     ------------
                                                    4,962            5,091
Less: Accumulated depreciation                     (2,334)          (2,026)
                                             ------------     ------------
                                             $      2,628     $      3,065
                                             ============     ============

INTANGIBLE ASSETS:
Purchased slot games                         $      3,370     $      3,370
Purchased table games                               3,000               --
Other                                                 685              290
                                             ------------     ------------
                                                    7,055            3,660
Less: Accumulated amortization                     (1,338)            (562)
                                             ------------     ------------
                                             $      5,717     $      3,098
                                             ============     ============
ACCRUED LIABILITIES:
Royalty settlement                           $      2,750     $         --
Compensation                                          939              610
Income taxes                                          542              151
Facilities relocation and related charges             154              933
Other                                                 247              261
                                             ------------     ------------
                                             $      4,632     $      1,955
                                             ============     ============


YEAR ENDED OCTOBER 31,                           1999             1998             1997
----------------------                       ------------     ------------     ------------
(IN THOUSANDS)
COST OF PRODUCTS:
Game equipment                               $      6,220     $      6,757     $      6,743
Gaming products                                     2,922            2,821            3,750
                                             ------------     ------------     ------------
                                             $      9,142     $      9,578     $     10,493
                                             ============     ============     ============

OTHER INCOME, NET:
Interest income                              $        418     $        971     $      1,215
Interest expense                                      (81)             (91)             (69)
                                             ------------     ------------     ------------
                                             $        337     $        880     $      1,146
                                             ============     ============     ============

4.  FACILITIES RELOCATION AND OTHER CHARGES:

        In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 ($1,680,000 or $.17 per diluted share, after tax), due to the relocation of the Company's administrative functions and manufacturing operations from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and office lease cancellation costs. The Company determined that it would terminate 47 employees in its production, administrative and research and development departments, resulting in severance and termination benefit charges of $1,050,000. The Company recorded a write-down of $940,000 against inventories of certain single deck shufflers and component parts, in advance of the planned introduction of the next generation of single deck shuffler model. This charge was included in the cost of products. In addition, miscellaneous assets totaling $275,000 were written off and recorded in selling, general and administrative expenses. The cash and non-cash components of the charge approximated $1,170,000 and $1,480,000, respectively.

        In fiscal 1999 the Company determined that eight engineers would not be terminated and that it would retain a portion of its Minnesota office lease due to the growth and direction of its research and development efforts. Additionally, nine administrative employees elected to relocate and to not accept severance benefits. As a result, $199,000 in severance benefits and $14,000 in office lease cancellation charges were not used and were reversed in fiscal 1999. The remaining severance liability of $154,000 as of October 31, 1999 represents severance benefits to be paid to two former employees in fiscal 2000.

                                                                                                 LIABILITY
                                                   1998                                        AS OF OCTOBER
                                                  CHARGE         UTILIZED        NOT USED        31, 1999
                                               ------------    ------------    ------------    ------------
(IN THOUSANDS)
Write-down of assets                           $      1,423    $      1,423    $         --    $         --
Employee severance and termination benefits           1,050             697             199             154
Other                                                   177             163              14
                                               ------------    ------------    ------------    ------------
                                               $      2,650    $      2,283    $        213    $        154
                                               ============    ============    ============    ============

5.  INCOME TAXES:

        Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

        The components of the provision for income taxes are as follows for the years ended October 31:

                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
(IN THOUSANDS)
CURRENT:
   Federal                                                     $      2,817    $      2,185    $      2,541
   State                                                                388             307             124
   Foreign                                                               70              95              --
                                                               ------------    ------------    ------------
                                                                      3,275           2,587           2,665
DEFERRED                                                             (1,250)           (737)             45
                                                               ------------    ------------    ------------
                                                               $      2,025    $      1,850    $      2,710
                                                               ============    ============    ============

        Deferred tax assets and liabilities consisted of the following as of October 31:


(IN THOUSANDS)                                                 1999             1998
                                                           ------------     ------------
DEFERRED TAX ASSETS:
    Royalty settlement                                     $        990     $         --
    Joint venture                                                   263              213
    Inventory write-down and asset valuation allowances              54              233
    Accrued vacation                                                 45               60
    Facilities relocation and related charges                        37              283
    Other                                                            81               61
                                                           ------------     ------------
                                                           $      1,470     $        850
                                                           ============     ============

NON-CURRENT DEFERRED TAX ASSETS (LIABILITIES):
    Depreciation                                           $        244     $       (197)
    Intangibles amortization                                        238               88
    Research and experimental                                        58               78
    Options paid for services                                        55               --
    Other                                                            --               (4)
                                                           ------------     ------------
                                                           $        595     $        (35)
                                                           ============     ============

        The Company recognized no valuation allowance as of October 31, 1999 and 1998 to offset its deferred tax assets. Management believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the years when the underlying temporary differences are expected to become tax deductions.

        The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                                               1999             1998             1997
                                                           ------------     ------------     ------------
Federal income tax at the statutory rate                           34.0%            34.0%            34.0%
State income taxes, net of federal benefit                          3.6              3.8              1.4
Benefit due to foreign sales corporation                           (2.7)            (3.0)             (.9)
Other                                                               1.1               .8               .1
                                                           ------------     ------------     ------------
Effective tax rate                                                 36.0%            35.6%            34.6%
                                                           ============     ============     ============

6.  CREDIT AGREEMENT

        In September 1999, the Company entered into a $10,000,000 revolving credit agreement with a bank for working capital needs, stock repurchases, new product rollouts and the acquisition of new games. Borrowing under the credit agreement must be repaid no later than October 6, 2002, though the Company may annually request that the maturity of the credit agreement be extended by another year.

        Additionally, current borrowings are limited in amount to the lesser of $10,000,000 or twice the Company's earnings before interest, taxes, depreciation, and amortization for the most recent cumulative four quarters. The Company may borrow funds, provided, however, that it maintains certain current debt service coverage and interest coverage ratios. The interest rate on borrowings under the credit agreement will be, at the Company's option, either the bank's prime rate or LIBOR, either adjusted for a premium determined by the Company's leverage ratio as of the most recent quarter. Borrowings under the credit agreement are secured by substantially all accounts receivable, inventory, and products leased and held for lease. The Company had no outstanding borrowings under the credit agreement as of October 31, 1999.

7.  COMMITMENTS AND CONTINGENCIES:

        OPERATING LEASES:

        The Company leases office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $525,000, $707,000, and $632,000 for the years ended October 31, 1999, 1998, and 1997, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 1999, are as follows:

YEAR ENDED OCTOBER 31,
----------------------
(IN THOUSANDS)

2000                            $      471
2001                                   392
2002                                   339
2003                                   293
2004                                   234
Thereafter                             571
                                ----------
                                $    2,300
                                ==========

        LITIGATION:

        On December 28, 1999 the Company settled all of its litigation with Progressive Games, Inc. ("PGI"), a wholly owned subsidiary of Mikohn Gaming Corporation ("Mikohn"). The Company made a one-time payment of $2,750,000 ($1,760,000 or $.22 per diluted share, after tax) to PGI and consented to the validity, enforceability and infringement of certain PGI patents. This settlement amount was accrued as an expense in the consolidated financial statements as of October 31, 1999. The Company will not pay future royalties for Let It Ride Bonus(R), Let It Ride The Tournament(R) and Three Card Poker(R). It will pay pre-negotiated royalties if it markets other table games utilizing a side bet with a fixed payout.

        Under separate license agreements, PGI/Mikohn will pay the Company future royalties of approximately $580,000 per year over the next five years for the rights to use the Company's coin sensing patents, the Company's multi-tiered game wagering patent and the Company's intellectual property related to its Bahama Bonus(TM) table game. The Company and PGI Mikohn also entered into a mutually beneficial cross-supplier agreement.

        As part of the settlement PGI has released and will dismiss all claims against Prime Table Games, Derek Webb, Hannah O'Donnell and the Company's casino licensees named in the litigation, which satisfies the Company's indemnification obligation.

8.  STOCK OPTIONS AND WARRANTS:

        STOCK OPTIONS:

        In November 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan. The plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code, and nonqualified options which do not meet the requirements of Section 422. In March 1999, shareholders approved the addition of 250,000 shares to the plan, increasing the total of shares of the Company's common stock reserved for issuance under the plan to 1,210,000 shares.

        In November 1993, the Company's Board of Directors adopted the Outside Directors' Option Plan for the purpose of compensating outside directors with grants of stock options. There will be an annual option grant of 3,000 shares to each eligible director at a price equal to the fair market value on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. A total of 150,000 shares of the Company's stock have been reserved for issuance under the plan.

        In October 1997, the Board of Directors granted an option to purchase 94,000 shares of the Company's common stock at $8.75 per share to the former Chairman of the Board. These options were granted outside of the existing stock option plans.

        In December 1998, the Board of Directors granted to a consultant an option to purchase 40,000 shares at $7.00 per share.

            A summary of stock option activity and weighted average exercise prices follows:


YEARS ENDED OCTOBER 31,                    1999                      1998                      1997
-----------------------         ------------------------   ------------------------   ------------------------

                                               EXERCISE                  EXERCISE                   EXERCISE
(SHARES IN THOUSANDS)              SHARES        PRICE        SHARES       PRICE         SHARES       PRICE
                                ------------------------   ------------------------   ------------------------
Outstanding beginning of year        1,124    $     8.93          982    $     9.13          648    $     9.81
Granted                                127          7.25          272          8.45          422          8.52
Exercised                              (23)         6.59          (25)         7.79          (22)         7.09
Forfeited                              (33)         8.68         (105)         9.89          (66)        12.57
                                ------------------------   ------------------------   ------------------------
Outstanding at end of year           1,195    $     8.80        1,124    $     8.93          982    $     9.13
                                ========================   ========================   ========================

Exercisable end of year                885    $     9.00          647    $     9.00          451    $     9.01
                                ========================   ========================   ========================

        The following table summarizes information concerning options outstanding and options exercisable as of October 31, 1999:

(SHARES IN THOUSANDS)

                                                  WEIGHTED
                                                   AVERAGE        WEIGHTED                      WEIGHTED
                                                  REMAINING        AVERAGE                       AVERAGE
                                   OPTIONS       CONTRACTUAL      EXERCISE       OPTIONS        EXERCISE
   RANGE OF EXERCISE PRICES      OUTSTANDING        LIFE           PRICE       EXERCISABLE       PRICE
------------------------------   ---------------------------------------       -----------------------
           $3 - $6                     76            4.6          $ 5.76            76          $ 5.76
           $6 - $9                    811            6.0            8.08           551            8.15
           $9 - $12                   251            6.9           10.74           201           10.94
          $12 - $15                    57            5.6           14.65            57           14.65
                               -----------------------------------------       -----------------------
                                    1,195            6.1          $ 8.80           885          $ 9.00
                               =========================================       =======================

        Effective November 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has elected to continue following the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and directors. No compensation cost has been recognized for stock options issued under the 1993 Stock Option Plan and the Outside Directors' Option Plan since the exercise price for all options granted was at least equal to the fair value of the common stock on the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal 1999, 1998, and 1997, consistent with the method provided in SFAS 123, the Company's net income and earnings per share would have been as follows:


YEAR ENDED OCTOBER 31,                                                  1999             1998             1997
----------------------                                               ----------       ----------       ----------
Net income (IN THOUSANDS):
            As reported                                              $    3,598       $    3,343       $    5,122
            Pro forma                                                     3,181            2,987            4,076

Earnings per common share, basic:
            As reported                                              $      .45       $      .34       $      .47
            Pro forma                                                       .40              .31              .38

Earnings per common share, assuming dilution:
            As reported                                              $      .45       $      .34       $      .47
            Pro forma                                                       .40              .31              .38

Weighted average fair value of options granted during the year       $     5.13       $     5.69        $    6.11

        The fair value of options granted during fiscal 1999, 1998, and 1997 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:


YEAR ENDED OCTOBER 31,                  1999             1998             1997
----------------------             ------------    -------------   --------------
Dividend yield                             None             None             None
Expected volatility                       60.9%            58.6%            52.6%
Risk-free interest rate                    6.2%             5.5%             6.5%
Expected life of options             8.14 years       9.75 years       9.77 years

        The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can significantly affect the fair value estimate, in management's opinion, use of the existing models for valuation does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

        WARRANTS:

        As of October 31, 1999, all warrants outstanding to purchase common stock had expired. No warrants were exercised in fiscal 1999.

9.  COMMON STOCK REPURCHASE:

        In October 1998, the Company's Board of Directors approved a resolution to repurchase up to $2,000,000 of its outstanding common stock. In July 1999, the Board rescinded unutilized authorizations under this resolution and approved a new authorization to repurchase up to 500,000 shares. The Company repurchased 585,000 shares of its common stock under these two resolutions at a total cost of $4,592,000. During fiscal 1998, the Company repurchased 2,000,000 shares at a total cost of $15,942,000. As of October 31, 1999, the amount remaining under the July 1999 board authorization was 151,500 shares. In November 1999, the Board of Directors approved an additional resolution to repurchase up to $2,000,000 of its outstanding common stock.

10. EARNINGS PER COMMON SHARE:

        Effective December 15, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per common share amounts for fiscal 1997 has been restated to conform with the requirements of SFAS 128.


YEAR ENDED OCTOBER 31,                                            1999            1998           1997
----------------------                                        ------------    ------------    ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
NET INCOME                                                    $      3,598    $      3,343    $      5,122
                                                              ============    ============    ============

BASIC:
    Weighted average shares outstanding                              7,873           9,621          10,706
    Shares to be issued under asset purchase                            48              70              92
                                                              ------------    ------------    ------------

    Weighted average common shares, basic                            7,921           9,691          10,798
                                                              ============    ============    ============

    Earnings per common share, basic                          $        .45    $        .34    $        .47
                                                              ============    ============    ============

ASSUMING DILUTION:
    Weighted average common shares, basic                            7,921           9,691          10,798
    Dilutive impact of options outstanding                              40              62              52
                                                              ------------    ------------    ------------


    Weighted average common shares and potential dilutive\
         shares outstanding                                          7,961           9,753          10,850
                                                              ============    ============    ============

    Earnings per common share, assuming dilution              $        .45    $        .34    $        .47
                                                              ============    ============    ============


11. SHAREHOLDER RIGHTS PLAN:

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

12. RELATED PARTY TRANSACTIONS:

        In fiscal 1997, the Company advanced $300,000 to its President, Chief Executive Officer and Chairman of the Board. The note receivable is secured by 17,000 shares of the Company's common stock, bears interest at seven percent and matures in November 2002. As of October 31, 1999, the balance of the note receivable was $374,000, including $74,000 in accrued interest due by February 2000. The non-current portion of this notes receivable is recorded in other assets in the balance sheet.

        The Company has a non-interest bearing obligation to an Executive Vice President and director related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation has been discounted at a rate of seven percent, and is payable as follows:

YEAR ENDING OCTOBER 31,
-----------------------
(IN THOUSANDS)
2000                              $      546
2001                                     580
2002                                      97
                                  ----------
                                       1,223
Less: current portion                   (546)
                                  ----------
                                  $      677
                                  ==========

13. DEFINED CONTRIBUTION PLAN:

        The Company sponsors a defined contribution plan which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In 1999 the Company elected to make a matching contribution of 50% of employee contributions up to 4% of compensation, totaling $71,000. However, no matching contributions were made to the plan during the fiscal years ended October 31, 1998 and 1997.

14. EXPORT SALES:

        In fiscal 1999, 1998, and 1997, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 17%, 24%, and 17%, respectively, of total revenue.

15. SEGMENT REPORTING:

        In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

        The Company operates in two business segments: game equipment and gaming products. The game equipment segment primarily designs, manufactures and installs shufflers for sale or lease. It also distributes, installs and services casino chip sorting machines and accessories for sale or lease. The gaming products segment includes the design, manufacture, installation and service of proprietary table games and slot games. Gaming products are either sold or produce recurring revenue through fixed or participation leases. The Company does not allocate corporate expenses to its business segments.


YEAR ENDED OCTOBER 31,                                      1999             1998             1997
-----------------------                                 ------------     ------------     ------------
(IN THOUSANDS)
REVENUE
     Game equipment                                     $     18,203     $     17,361     $     20,454
     Gaming products                                          10,723            9,763            8,282
                                                        ------------     ------------     ------------
                                                              28,926           27,124           28,736
                                                        ============     ============     ============

OPERATING INCOME
     Game equipment                                            9,896            8,250           10,888
     Gaming products                                           1,155            4,084            3,023
     Corporate                                                (5,765)          (8,021)          (7,225)
                                                        ------------     ------------     ------------
                                                               5,286            4,313            6,686
                                                        ============     ============     ============

DEPRECIATION AND AMORTIZATION
     Game equipment                                            1,948            1,536            1,637
     Gaming products                                           1,609            1,154            1,239
     Corporate                                                   859            1,049              884
                                                        ------------     ------------     ------------
                                                               4,416            3,739            3,760
                                                        ============     ============     ============

ASSETS
     Game equipment                                            8,644            6,472            9,783
     Gaming products                                          10,388            7,736            9,225
     Corporate                                                11,573           14,085           21,718
                                                        ------------     ------------     ------------
                                                              30,605           28,293           40,726
                                                        ============     ============     ============

CAPITAL EXPENDITURES
     Game equipment                                            1,960               --            1,795
     Gaming products                                           4,466              212            3,435
     Corporate                                                   378              668            1,527
                                                        ------------     ------------     ------------
                                                        $      6,804     $        880     $      6,757
                                                        ============     ============     ============

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                                                  Quarter Ended
                                                          -------------------------------------------------------------
IN THOUSANDS, EXCEPT PER COMMON SHARE                        January 31     April 30       July 31         October 31
-----------------------------------------------------------------------------------------------------------------------
FISCAL 1999

<Revenue                                                    $    5,978    $    6,958    $    7,951       $    8,039

Gross Profit                                                     4,240         4,755         5,291            5,497(2)

Operating Income (Loss)                                          1,512         1,888         2,289             (403)

Net Income (Loss)                                                1,033         1,269         1,501             (205)

Earnings (Loss) per Common Share, basic (3)                        .13           .16           .19             (.03)

Earnings (Loss) per Common Share,  assuming dilution (3)           .13           .16           .19             (.03)


FISCAL 1998

Revenue                                                     $    7,291    $    7,132    $    5,491       $    7,210

Gross Profit                                                     4,747         5,106         2,817            4,876

Operating Income                                                 1,899         2,269        (1,724)(1)        1,869

Net Income                                                       1,379         1,627          (941)           1,278

Earnings (Loss) per Common Share, basic(3)                         .14           .16          (.09)             .15

Earnings (Loss) per Common Share, assuming dilution(3)             .14           .16          (.09)             .15


        (1) The third quarter of fiscal 1998 included $2,650,000 of charges related to the relocation of the Company's administrative functions and manufacturing operations, and certain inventory and fixed asset valuation adjustments. See notes to consolidated financial statements.

        (2) The fourth quarter of 1999 included $2,750,000 of charges related to the settlement of the Company's litigation with Progressive Games, Incorporated and the payment of past royalties. See notes to consolidated financial statements.

        (3) The sum of the quarterly earnings per common share does not equal the amount reported for the fiscal year as quarterly calculations are made independently during the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)     Directors of the Registrant.
                The information under the caption "Election of Directors" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

        (b)     Executive Officers of the Registrant.
                The information under the caption "Executive Officers" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

        (c)     Compliance With Section 16 (a) of the Exchange Act.
                The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Transactions" in the Company's Fiscal 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     1.      Financial Statements

                        The following consolidated financial statements and independent auditors' report are filed as part of this Report on Form 10-K.

                        Independent Auditors' Report
                        Consolidated Income Statements for the years ended October 31, 1999, 1998, and 1997
                        Consolidated Balance Sheets as of October 31, 1999 and 1998
                        Consolidated Statements of Shareholders' Equity for the years ended October 31, 1999, 1998, and 1997 Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998, and 1997
                        Notes to Consolidated Financial Statements
                        Quarterly Financial Data (unaudited)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                2.      Financial Statement Schedules

                        All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                3.      Exhibits

                        3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)
                        3.2 Bylaws of Shuffle Master, Inc. (Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33-53994C)
                        10.1 Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)
                        10.2 Shuffle Master, Inc. Outside Directors' Option Plan (Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)
                        10.3 Office lease dated August 9, 1995, between Shuffle Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (Incorporated by reference to exhibit 10.6 in the Company's Report on Form 10-K for the year ended October 31, 1995)
                        10.4 Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.1 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                        10.5 Purchase Agreement, by and between Shuffle Master, Inc., and Well Suited L.L.C., and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.2 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                        10.6 Purchase/License Agreement, by and between Shuffle Master, Inc., and Visual Communications Consultants, Inc. dba Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.3 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                        10.7    Termination of Employment Arrangement for Joseph
                                J. Lahti, as excerpted from the October 27, 1997 minutes of the Board of Directors meeting (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10K for the year ended October 31, 1997)
                        10.8 Shareholder Rights Plan, dated June 26, 1998 (Incorporated by reference to the Company's
                                Report on Form 8K dated June 26, 1998)
                        10.9    Revolving Credit Note, dated September 30, 1999,
                                by and between Shuffle Master, Inc. and
                                affiliates and U.S. Bank National Association.
                        10.10 Credit Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association.
                        10.11 Security Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association.
                        10.12 Settlement Agreement, dated December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation.
                        10.13 Non-exclusive License Agreement (Exhibit 4), dated December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc.
                        10.14 Non-exclusive License Agreement (Exhibit 5), dated December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc.
                        10.15 Exclusive License Agreement (Exhibit 6), dated December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation.
                        10.16 Non-exclusive License Agreement (Exhibit 7), dated December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation.

                        10.17 Cross Supplier Agreement (Exhibit 8), dated December 28, 1999, by and between Shuffle Master, Inc. and Mikohn Gaming Corporation.

                        23.1    Independent Auditors' Consent

                        27.0    Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SHUFFLE MASTER, INC.

Dated:      January 31, 2000           By:  /s/ Joseph J. Lahti
                                            ------------------------------------
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Joseph J. Lahti       President, Chief Executive Officer,   January 31, 2000
-----------------------   and Chairman of the Board
Joseph J. Lahti

/s/ Gary W. Griffin       Chief Financial Officer               January 31, 2000
-----------------------
Gary W. Griffin

/s/ Gerald W. Koslow      Corporate Controller                  January 31, 2000
-----------------------
Gerald W. Koslow

/s/ Mark L. Yoseloff      Executive Vice President and          January 31, 2000
-----------------------   Director
Mark L. Yoseloff

/s/ Patrick R. Cruzen     Director                              January 31, 2000
-----------------------
Patrick R. Cruzen

/s/ Thomas A. Sutton      Director                              January 31, 2000
-----------------------
Thomas A. Sutton