Form 10-K405/A
period 1999-10-31
SHUFFLE MASTER INC
filed 2000-02-28
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          COMMISSION FILE NO. (0-20820)

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                                 41-1448495
  (State or other jurisdiction of incorporation)         (Identification No.)

                             10901 VALLEY VIEW ROAD
                          EDEN PRAIRIE, MINNESOTA 55344
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (612) 943-1951

     Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     As of February 28, 2000, 7,140,393 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $74,974,000 based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

         This Form 10-K/A1 is filed to amend items 10, 11, 12 and 13. The remaining items of the Form 10-K previously filed are not amended hereby.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information about each of the Company's directors and executive officers.

Name                Age     Company Position                      Director Since
----                ---     ----------------                      --------------
Joseph J. Lahti      39     Chairman of the Board, President           1993
                             and Chief Executive Officer
Mark L. Yoseloff     53     Executive Vice President and               1997
                             Director
Patrick R. Cruzen    52     Director                                   1997
Thomas A. Sutton     62     Director                                   1994
Gary W. Griffin      44     Vice President of Finance and Chief         n/a
                             Financial Officer

         JOSEPH J. LAHTI has served as Executive Vice President since December 1993, President since October 1995, Chief Executive Officer since June 1996 and Chairman of the Board since October 1997. From 1989 through December 1993, Mr. Lahti was President of McQuillan Lahti Wilcox, Inc., a financial management firm. Mr. Lahti also holds the position of President of J.L. Holdings, Inc., a real estate acquisition, asset management and financial consulting company.

         DR. MARK L. YOSELOFF has been Executive Vice President of the Company since August 1997 and was appointed to the Company's Board of Directors in November 1997. From August 1996 to July 1997, Dr. Yoseloff served as consultant to the Company. From May 1996 through the present, Dr. Yoseloff has held the position of President of Well Suited, LLC. Dr. Yoseloff also holds the position of President of Visual Communications Consultants, Inc. (d/b/a/ Advanced Gaming Concepts), a company he founded in August 1993. Dr. Yoseloff held the positions of President of Recognition, Inc. and Vice President of Clear Images, Inc. from March 1987 to August 1993.

         PATRICK R. CRUZEN was appointed to the Company's Board of Directors in August 1997. Mr. Cruzen has been the Chief Executive Officer of Cruzen & Associates, a consulting and executive search firm for the gaming industry, since September 1996. From June 1994 to September 1996, Mr. Cruzen was President of Grand Casinos, Inc. Mr. Cruzen held the position of Senior Vice President at the MGM Grand Hotel in Las Vegas from September 1990 to May 1994.

         THOMAS A. SUTTON was employed by Borden, Inc. from 1972 to 1992, most recently serving as Vice President Planning-Pasta Group. Since 1992, Mr. Sutton has managed his personal investments.

         GARY W. GRIFFIN has been the Vice President of Finance for the Company since June 1997, Chief Financial Officer since November 1997 and Secretary since February 1998. Mr. Griffin joined the Company in April 1996 as Vice President of Financial Relations and Corporate Development. From January 1995 to March 1996, Mr. Griffin was self-employed as a consultant. From August 1988 through December 1994, Mr. Griffin was employed by Ecolab Inc., first as Director of Corporate Development and later as Controller of the Textile Care Division.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding ten percent of the Company's Common Stock to file reports regarding their ownership, acquisitions and dispositions of the Company's Common Stock with the Securities and Exchange Commission. All executive officers and directors filed reports as required during the year ended October 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued for services rendered in all capacities to the Company during the fiscal years ended October 31, 1999, 1998 and 1997, for the Chief Executive Officer and two other executive officers serving at October 31, 1999, whose compensation earned in fiscal 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                              Annual           Long-Term
                                           Compensation       Compensation
       Name and                Fiscal   ------------------    ------------      All Other
  Principal Position            Year    Salary      Bonus        Options      Compensation
----------------------------    ----    -------    -------    ------------    ------------
                                          ($)        ($)          (#)             ($)
Joseph J. Lahti                 1999    236,250    113,000          --           4,000
   Chairman of the              1998    236,250         --      75,000              --
   Board, President and         1997    231,000     91,000      41,904              --
   Chief Executive Officer

Gary W. Griffin                 1999    149,000     71,000      25,000(2)        3,000
   Chief Financial Officer,     1998    130,000         --      45,000              --
   Vice President of            1997    115,000     45,000      30,000              --
   Finance and Secretary

Mark L. Yoseloff (1)            1999    110,000     75,000      20,000(2)        1,000
   Executive Vice               1998    100,000         --      45,000              --
   President                    1997     23,000     20,000      40,000              --

(1) Dr. Yoseloff began employment with the Company as an executive officer during fiscal 1997.
(2) Annual option grants are typically made prior to the end of each fiscal year; however, in 1999 the options shown were granted on November 4, 1999, just after the close of fiscal 1999.

           OPTION GRANTS DURING THE FISCAL YEAR ENDED OCTOBER 31, 1999

         The following table sets forth information with respect to each option granted to the executive officers named in the Summary Compensation Table during the fiscal year ended October 31, 1999:

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                               Percentage of Total                              Annual Rates of Stock
                               Options Granted to                               Price Appreciation for
                    Options       Employees           Exercise    Expiration        Option Term(2)
      Name          Granted(1) During Fiscal Year      Price         Date           5%            10%
----------------    -------    -------------------    --------    ----------    ----------    ----------
Joseph J. Lahti          --            --                 --             --             --            --

Gary W. Griffin      25,000          10.1               8.50        11/3/09        134,000       339,000

Mark L. Yoseloff     20,000           8.1               8.50        11/3/09        107,000       271,000

(1) Annual option grants are typically made prior to the end of each fiscal year; however, in 1999 the options shown were granted on November 4, 1999, just after the close of fiscal 1999.
(2) The compounding assumes a ten-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation, based on SECURITIES AND EXCHANGE COMMISSION rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, and continued employment of the option holder through the vesting period. The amounts reflected in this table may not necessarily be achieved.

      AGGREGATE OPTIONS EXERCISED IN THE FISCAL YEAR ENDED OCTOBER 31, 1999
                     AND OPTION VALUES AT OCTOBER 31, 1999

         The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's fiscal year ended October 31, 1999, and the number and value of options to purchase shares of Common Stock held as of October 31, 1999, by the executive officers named in the Summary Compensation Table:


                       Number                                                       Value of Unexercised
                         of                         Number of Options                   In-the-Money
                       Shares                      at October 31, 1999         Options at October 31, 1999(2)
                         on         Value      ---------------------------     ------------------------------
       Name           Exercise   Realized(1)   Exercisable   Unexercisable     Exercisable      Unexercisable
------------------    --------   -----------   -----------   -------------     -----------      -------------
                         (#)           ($)          (#)           (#)              ($)              ($)
Joseph J. Lahti(3)       --            --         204,827       103,334           96,067           37,501

Gary W. Griffin          --            --          55,245        64,755           21,543           34,172

Mark L. Yoseloff         --            --          66,666        63,334           35,366           25,184

(1) Value Realized is the difference between the closing price per share on the date of exercise, and the option price per share, multiplied by the number of shares acquired upon exercise of the option.
(2) Value of Unexercised In-the-Money Options is the difference between the closing price per share of $8.875 at October 31, 1999, and the exercise price per share multiplied by the number of shares subject to options.
(3) A grant of 40,000 options to Mr. Lahti in fiscal 1996 included vesting limitations with regard to a loan advanced to Mr. Lahti, as discussed under "Certain Relationships and Related Party Transactions." Although the 40,000 options granted have met the time requirements of the vesting schedule, the exercise of these options remains restricted until the loan is repaid to the Company. These options are included as unexercisable at October 31, 1999.

                            COMPENSATION OF DIRECTORS

         The Board has elected to compensate outside directors with a one thousand dollar ($1,000.00) quarterly payment and with stock option grants pursuant to the Company's Outside Directors' Option Plan ("Director's Plan"). Each Director who is not an employee of the Company is entitled to receive an annual non-discretionary grant of options to purchase three thousand shares (3,000) of common stock after each annual meeting of shareholders. In addition, the Board can make discretionary grants to outside Directors under the Director's Plan. In January of 2000, the Board made a discretionary grant under the Director's Plan of an option to purchase five thousand shares (5,000) of the Company's common stock to each of its outside Directors. The exercise price of the options is equal to the closing price of the Company's common stock on the date of grant. The options are immediately exercisable and expire the earlier of seven (7) years from the date of grant or thirty (30) days after leaving the Board.

           REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview and Philosophy

         The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's compensation policies. In addition, the Committee, pursuant to authority delegated by the Board, recommends on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

         It is the intention of the Committee to utilize a pay-for-performance compensation strategy that is directly related to achievement of the Company's financial performance and growth objectives. The primary elements of the executive compensation program are base salary, annual cash incentives based on performance, and long-term incentives in the form of stock options. These elements are designed to: (i) provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company's success; (ii) provide compensation that rewards corporate performance and motivates the executive officers to achieve corporate strategic objectives; and (iii) align the interests of executive officers with the long-term interests of shareholders through stock-based awards.

Base Salary

         Base salaries of the Company's executive officers are intended to be competitive with the median base salaries paid by other corporations engaged in business similar to the Company, such as suppliers to the gaming industry. Base salaries are determined for executive officer positions using compensation surveys, taking into account variables such as geography, job comparability, size of each corporation and its industry. In addition to base salary, executive officers are eligible to participate in the Company's employee benefit plans on the same terms as other employees, except that executive officers cannot participate in the employee-wide profit sharing plan.

Incentive Compensation

         The purpose of the annual bonus program is to provide a short-term, direct financial incentive in the form of an annual cash bonus to executive officers if the Company achieves a targeted level of financial performance. Each executive officer is eligible to receive a cash bonus determined by a formula proposed by the Committee and approved by the Board of Directors. Incentive compensation is reviewed annually. No bonuses were paid to executive officers in fiscal 1999. The Committee may also provide cash bonus opportunities to executive officers based upon meeting specific operational objectives. No bonuses were paid to executive officers in fiscal 1999. Performance bonuses were earned by executives based on fiscal 1999 performance and paid in December, 1999.

Long-Term Incentives

         The 1993 Stock Option Plan is the basis of the Company's long-term incentive plan for executive officers and other key employees. The objective of this plan is to align executive officers' long-term interests with those of the shareholders by creating a direct incentive for executive officers to increase shareholder value. The option grants allow executive officers to purchase shares of Company stock at a price equal to the fair market value of the stock on the date of grant over a term of ten years. However, one third of the options granted to each of the executive officers in October 1998 was priced at 125% of the fair market value of the stock on the date of grant. The award of option grants is consistent with the Company's objective to include in total compensation a long-term equity interest for executive officers, with greater opportunity for reward if long-term performance is sustained.

Chief Executive Officer Compensation

         Mr. Lahti became Chief Executive Officer of the Company in June 1996, and has also served as its President since October 1995. Mr. Lahti began employment with the Company as its Chief Operating Officer and Executive Vice President in December 1993.

         Since Mr. Lahti joined the Company, revenues have grown from $554,000 for fiscal 1993 to $28,926,000 for fiscal 1999, while operating income increased from an operating loss of $1,217,000 for fiscal 1993 to operating income of $5,286,000 for fiscal 1999. Fiscal 1999 operating income is stated net of a $2.75 million charge related to the settlement of the Company's litigation with Mikohn Gaming Corporation's subsidiary Progressive Games, Inc. ("PGI"). The settlement included cross-licensing terms that will result in the Company receiving a total of $2.9 million from Mikohn over the next five years. In addition to settling the Mikohn/PGI lawsuit, Mr. Lahti also successfully executed agreements for the acquisition of Three Card Poker, a popular new specialty table game, the rights in the U.S. and Caribbean for Shuffle Master to distribute certain TCS Group products, and the licensing of Press Your Luck for video slot game applications. With regard to the Company's core shuffler and table game product lines, placements (including sold, leased and licensed products) have shown strong growth over the past six years. The total of cumulative shufflers sold and shufflers currently on lease as of October 31, 1999, was in excess of 5,700 units, compared to 210 as of the end of fiscal 1993. Table games have increased by 822 units over the same period. During fiscal 1999, Mr. Lahti presided over the rollout of the ACE(TM) single deck shuffler and the development of the new continuous multi-deck King(TM) shuffler. To create additional revenue streams, the Company also began to invest in the development of a new hardware and software game system for slot machines. The system should provide game developers a more timely and cost effective means for game development and should allow casino operators greater flexibility in game purchasing decisions.

         Mr. Lahti's base salary was $236,250 for fiscal 1999. Mr. Lahti earned a bonus of $113,000 for fiscal 1999 as a result of the achievement of the financial performance objectives set by the Board. For fiscal 2000, Mr. Lahti's base salary will increase by 4% to $ 246,000. Additional terms of Mr. Lahti's compensation package remain under negotiation with the Board of Directors.

Conclusion

         The Committee believes that the executive compensation plan discussed in this Proxy Statement is consistent with the overall corporate strategy for continued growth in earnings and shareholder value.

Thomas A. Sutton
Patrick R. Cruzen
MEMBERS OF THE COMPENSATION COMMITTEE

                             STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return for the last five fiscal years, assuming $100 invested at October 31, 1994, with the reinvestment of all dividends, as if such amounts had been invested in: (i) the Company's Common Stock; (ii) the stocks included in the Russell 2000 Index; and (iii) the stocks of a peer group index. The Company has elected to compare an investment in its stock to a peer group index rather than a published industry index because it believes such peer group index includes companies whose businesses are more similar to that of the Company than any published index.

                               PERFORMANCE CHART
                                [GRAPH OMITTED]

                      10/31/94  10/31/95  10/31/96  10/31/97  10/31/98  10/31/99
                      --------  --------  --------  --------  --------  --------
Peer Group(1)          $100.00    $96.87   $129.93   $119.77    $56.18   $133.44
Russell 2000 Index     $100.00   $118.35   $138.00   $178.48   $157.34   $180.74
Shuffle Master, Inc.   $100.00   $148.48   $134.85    $95.45    $96.97   $107.68

(1) The peer group index is comprised of the following companies: Acres Gaming Incorporated; Alliance Gaming Corp.; Casino Data Systems; Mikohn Gaming Corporation; Paul-Son Gaming Corporation; Silicon Gaming Inc. (first publicly traded July 1996) and WMS Industries, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth the number of shares of Common Stock of the Company beneficially owned: (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock;
(ii) by each director; (iii) by each executive officer named in the Summary Compensation Table; and (iv) by all directors and executive officers as a group, as of February 28, 2000.

                                                Shares Beneficially Owned (1)
         Name and Address                   ------------------------------------
       of Beneficial Owner                       Number             Percent
------------------------------------------   -------------   -------------------

John G. Breeding and Diane L. Breeding (2)      418,860                  5.8%
   370 Rockridge Drive
   Sedona, AZ 86336

Joseph J. Lahti                                 237,128                  3.2%
   10901 Valley View Road
   Eden Prairie, Minnesota 55344

Mark L. Yoseloff (3)                            184,666                  2.5%
   1106 Palms Airport Drive
   Las Vegas, Nevada 89119

Gary W. Griffin                                  58,845                    *
   10901 Valley View Road
   Eden Prairie, Minnesota 55344

Thomas A. Sutton                                 38,000                    *
   20330 Knightsbridge Road
   Shorewood, Minnesota 55331

Patrick R. Cruzen                                20,000                    *
   6310 Maple Ridge Drive
   Excelsior, Minnesota 55331

All directors and executive                     538,639                  7.1%
   officers as a group (5 persons)

*        Less than 1%
(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them through the exercise of stock options, as of February 28, 2000, or within 60 days of such date, are treated as outstanding when determining the percent of the outstanding shares of Common Stock owned by the individual and when determining the percent owned by the group. Shares related to such stock options included in the table above are as follows: Joseph J. Lahti, 204,827 shares; Mark L. Yoseloff, 66,666 shares; Gary W. Griffin, 55,245 shares; Thomas A. Sutton, 32,000 shares; Patrick R. Cruzen, 20,000 shares; and all directors and executive officers as a group, 378,738 shares.
(2)      The number of shares beneficially owned by John G. Breeding and Diane
         L. Breeding includes 62,667 shares subject to stock options exercisable within 60 days of February 28, 2000.

(3) The number of shares beneficially owned by Mark L. Yoseloff includes 43,200 shares to be issued under a certain transaction with the Company. See "Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1996, the Board of Directors of the Company approved a $300,000 loan to Mr. Lahti. These funds were advanced to Mr. Lahti in November 1996. The loan bears interest at seven percent, and is secured by 17,000 shares of Shuffle Master, Inc. Common Stock which were pledged as collateral. The note is further secured by a restriction on Mr. Lahti's vesting schedule under his October 1996 grant of 40,000 options. The restriction requires loan repayment before vested options can be exercised. As of October 31, 1999, the amount due including accrued interest was $363,000. The terms of the loan were modified to extend the due date to November 4, 2002 and provide that all accrued interest be paid on or before May 1, 2000.

         In March 1997, the Company purchased certain intellectual property from Dr. Yoseloff and a company owned by Dr. Yoseloff. The purchase price (the amount of which is the subject of a confidential treatment filing with the Securities and Exchange Commission) included amounts previously paid to such company for certain licensing rights and amounts previously paid to another company owned by Dr. Yoseloff. The balance of such purchase price is to be paid by the issuance of 108,000 shares of the Company's Common Stock which were valued at $8.75 per share, and cash payments (the amount of which is the subject of a confidential treatment filing with the Securities and Exchange Commission), both to be made equally over twenty (20) quarterly installments, beginning March 7, 1997. The Company has made all payments required to date under this agreement. There was no stated interest rate in the agreement. Interest was imputed for financial statement purposes at seven percent. Under the terms of this agreement, Dr. Yoseloff will receive additional payments (the amount of which is the subject of a confidential treatment filing with the Securities and Exchange Commission) for five years contingent on his continued employment with the Company.

         In a related but separate agreement, Dr. Yoseloff signed a five-year employment contract with the Company commencing August 1, 1997. Under the terms of the contract, Dr. Yoseloff will receive $100,000 per year in salary for each of the five years following the beginning of his employment.

                      TERMINATION OF EMPLOYMENT ARRANGEMENT

         In fiscal 1997, the Company entered into a termination of employment arrangement with Mr. Lahti which, in the event of termination other than for cause, provides for payment of an amount equal to his then-current base salary over a one year period commencing on the date of termination. In fiscal 1998, the Company entered into a termination of employment arrangement with Mr. Griffin whereby Mr. Griffin will receive nine months of his then-current base salary in the event of a change of control of the Company.

                                    EXHIBITS

         Only exhibits filed with this Amendment to Form 10-K are listed.

Item No.        Description
--------        -----------

23.1            Consent of Deloitte & Touche LLP

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SHUFFLE MASTER, INC.

Date: February 28, 2000               By:     /s/ Joseph J. Lahti
                                              ----------------------------------
                                              Chief Executive Officers

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title                           Date Executed
-------------------                           -------------

/s/ Joseph J. Lahti                           February 28, 2000
----------------------------------
Chief Executive Officer
and Chairman of the Board

/s/ Gary W. Griffin                           February 28, 2000
----------------------------------
Chief Financial Officer

/s/ Gerald W. Koslow                          February 28, 2000
----------------------------------
Corporate Controller

/s/ Mark L. Yoseloff                          February 28, 2000
----------------------------------
Executive Vice President
and Director

/s/ Patrick R. Cruzen                         February 28, 2000
----------------------------------
Director

/s/ Thomas A. Sutton                          February 28, 2000
----------------------------------