Form 10-Q
period 2000-01-31
SHUFFLE MASTER INC
filed 2000-03-10
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2000

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

                           Yes _X_        No ___

As of March 10, 2000, there were 7,140,393 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          (unaudited)
                                                                           JANUARY 31,     OCTOBER 31,
(IN THOUSANDS)                                                                2000            1999
                                                                          ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                            $      1,775    $      1,476
     Investments                                                                   576           4,165
     Accounts receivable, net                                                    2,908           3,482
     Note receivable from related party                                             78              74
     Inventories                                                                 4,330           4,524
     Deferred income taxes                                                         480           1,470
     Other current assets                                                          755             762
                                                                          ------------    ------------
        Total current assets                                                    10,902          15,953

PRODUCTS LEASED AND HELD FOR LEASE                                               5,943           5,309

PROPERTY AND EQUIPMENT, NET                                                      2,372           2,628

INTANGIBLE ASSETS, NET                                                           5,640           5,717

NON-CURRENT DEFERRED INCOME TAXES                                                  595             595

OTHER ASSETS                                                                       401             403
                                                                          ------------    ------------
TOTAL ASSETS                                                              $     25,853    $     30,605
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $      1,421    $      1,607
     Accrued liabilities:
          Compensation                                                             781             939
          Expenses                                                                 246           2,997
          Severance benefits                                                       102             154
     Current portion of long-term obligation to related party                      546             546
     Customer deposits and unearned revenue                                      1,707           1,741
     Income taxes payable                                                          183             542
                                                                          ------------    ------------
        TOTAL CURRENT LIABILITIES                                                4,986           8,526

LONG-TERM OBLIGATION TO RELATED PARTY                                              543             677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000 shares authorized; 7,140 and
        7,475 shares issued and outstanding                                         72              75
     Additional paid-in capital                                                  4,438           7,280
     Retained earnings                                                          15,814          14,047
                                                                          ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                                              20,324          21,402
                                                                          ------------    ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     25,853    $     30,605
                                                                          ============    ============

                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                          THREE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     JANUARY 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
REVENUE:
    Shuffler lease                                   $      2,989    $      2,662
    Shuffler sales and service                              1,468             945
    Table games                                             2,911           2,218
    Slot games                                                391             112
    Other                                                     741              41
                                                     ------------    ------------
                                                            8,500           5,978
                                                     ------------    ------------

COSTS AND EXPENSES:
    Cost of products                                        2,662           1,738
    Selling, general and administrative                     2,201           1,987
    Research and development                                  912             741
                                                     ------------    ------------
                                                            5,775           4,466
                                                     ------------    ------------
Income from operations                                      2,725           1,512

Interest income, net                                           32              96
                                                     ------------    ------------
Income before income taxes                                  2,757           1,608

Provision for income taxes                                    990             575
                                                     ------------    ------------
NET INCOME                                           $      1,767    $      1,033
                                                     ============    ============

EARNINGS PER COMMON SHARE, BASIC                     $        .24    $        .13
                                                     ============    ============

EARNINGS PER COMMON SHARE, ASSUMING DILUTION         $        .24    $        .13
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC                       7,350           8,083
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, ASSUMING DILUTION           7,447           8,107
                                                     ============    ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                 -----------------------------
(IN THOUSANDS)                                                       2000             1999
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $      1,767     $      1,033
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                 1,163              926
          Provision for bad debts                                          37               --
          Provision for inventory obsolescence                            150               75
          Deferred income taxes                                           990               --
          Stock options issued for services                               (33)              --
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and note receivable                                    533              325
          Inventories                                                      44              (29)
          Other current assets                                              7             (141)
          Accounts payable and accrued liabilities                     (3,147)            (761)
          Customer deposits and unearned revenue                          (34)             139
          Income taxes payable                                           (359)             450
                                                                 ------------     ------------
          Net cash provided by operating activities                     1,118            2,017
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                             (37)          (4,015)
     Proceeds from the sales and maturities of investments              3,626            3,938
     Payments for products leased and held for lease                   (1,269)            (175)
     Purchases of property and equipment                                   --             (163)
     Purchases of intangible assets                                      (190)              --
     Other                                                                 (3)               7
                                                                 ------------     ------------
          Net cash provided (used by) investing activities              2,127             (408)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                        (3,267)             (15)
     Proceeds from issuance of common stock                               455                8
     Payments on long-term obligation to related party                   (134)             (81)
                                                                 ------------     ------------
          Net cash used by financing activities                        (2,946)             (88)
                                                                 ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 299            1,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,476            2,564
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      1,775     $      4,085
                                                                 ============     ============

NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock    $         47     $         47
                                                                 ============     ============
CASH PAID FOR:
     Income taxes                                                $        360     $        126
                                                                 ============     ============
     Interest                                                    $         13     $         20
                                                                 ============     ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of January 31, 2000, and for the three month periods ended January 31, 2000 and 1999, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim period. The results of operations for the three months ended January 31, 2000 are not necessarily indicative of the results to be expected for the year ending October 31, 2000. These interim statements should be read in conjunction with the Company's October 31, 1999, financial statements and notes thereto included in its Form 10-K.

2.   INVENTORIES:

                                                   JANUARY 31,      OCTOBER 31,
     DESCRIPTION                                      2000             1999
     ----------------------------------------     ------------     ------------
     (In thousands)

     Raw materials                                $      3,039     $      2,598
     Work-in-progress                                      511              564
     Finished goods                                        780            1,362
                                                  ------------     ------------

                                                  $      4,330     $      4,524
                                                  ============     ============


3.   PRODUCTS LEASED AND HELD FOR LEASE:

                                                   JANUARY 31,      OCTOBER 31,
     DESCRIPTION                                      2000             1999
     ----------------------------------------     ------------     ------------
     (In thousands)

     PRODUCTS LEASED:
     Game equipment                               $      6,927     $      6,697
     Gaming products                                     3,356            3,231
                                                  ------------     ------------
                                                        10,283            9,928
                                                  ------------     ------------
     PRODUCTS HELD FOR LEASE:
     Game equipment                                      2,869            2,242
     Gaming products                                     1,227              741
                                                  ------------     ------------
                                                         4,096            2,983
                                                  ------------     ------------
                                                        14,379           12,911
     Less: Accumulated depreciation                     (8,436)          (7,602)
                                                  ------------     ------------

                                                  $      5,943     $      5,309
                                                  ============     ============

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4.   COMMON STOCK:

     In the first quarter of fiscal 2000, the Company repurchased 392,500 shares at a total cost of $3,267,000, compared to 2,150 shares repurchased at a total cost of $15,000 in the first quarter of fiscal 1999. As of January 31, 2000, the amount remaining for share repurchase under the most recent board authorization was $2,000,000.

5.   EARNINGS PER SHARE:

     The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

     QUARTER ENDED JULY 31,                                  1999        1998
     ---------------------------------------------------   ---------   ---------
     (In thousands, except for per share amounts)

     NET INCOME                                            $   1,767   $   1,033
                                                           =========   =========

     BASIC:
     Weighted average shares outstanding                       7,307       8,018
     Shares to be issued under asset purchase                     43          65
                                                           ---------   ---------

     Weighted average common shares, basic                     7,350       8,083
                                                           =========   =========

     ASSUMING DILUTION:
     Weighted average common shares, basic                     7,350       8,083
     Dilutive impact of options and warrants outstanding          97          24
                                                           ---------   ---------

     Weighted average common shares, assuming dilution         7,447       8,107
                                                           =========   =========
     EARNINGS PER SHARE, BASIC                             $     .24   $     .13
                                                           =========   =========
     EARNINGS PER SHARE, ASSUMING DILUTION                 $     .24   $     .13
                                                           =========   =========

6.   FACILITIES RELOCATION AND OTHER CHARGES:

     In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and decreases in the valuation of certain assets. During fiscal 1999, certain employees did not terminate and certain leases were not cancelled, resulting in the reversal of $199,000 in severance benefits and $14,000 in office lease cancellation charges. The remaining severance liability as of January 31, 2000 represents severance benefits to be paid to two former employees in fiscal 2000.

     AS OF JANUARY 31, 2000         CHARGE     UTILIZED    NOT USED     BALANCE
     ---------------------------   ---------   ---------   ---------   ---------
     (In thousands)

     Write-down of assets          $   1,423   $   1,423   $      --   $      --
     Employee Severance Benefits       1,050         749         199         102
     Other                               177         163          14          --
                                   ---------   ---------   ---------   ---------

                                   $   2,650   $   2,335   $     213   $     102
                                   =========   =========   =========   =========

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

7.   OPERATING SEGMENT REPORTING:

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

     QUARTER ENDED JANUARY 31,                       2000             1999
     -------------------------                   ------------     ------------
     (in thousands)

     REVENUE
          Game equipment                         $      5,198     $      3,648
          Gaming products                               3,302            2,330
                                                 ------------     ------------
                                                        8,500            5,978
                                                 ============     ============

     OPERATING INCOME
          Game equipment                                2,709            1,981
          Gaming products                               1,565            1,046
          Corporate                                    (1,549)          (1,515)
                                                 ------------     ------------
                                                        2,725            1,512
                                                 ============     ============

     DEPRECIATION AND AMORTIZATION
          Game equipment                                  397              437
          Gaming products                                 596              277
          Corporate                                       170              212
                                                 ------------     ------------
                                                        1,163              926
                                                 ============     ============

     ASSETS
          Game equipment                                8,925            5,866
          Gaming products                               9,896            7,426
          Corporate                                     7,032           15,773
                                                 ------------     ------------
                                                       25,853           29,065
                                                 ============     ============

     CAPITAL EXPENDITURES
          Game equipment                                  844              130
          Gaming products                                 519               45
          Corporate                                        96              163
                                                 ------------     ------------
                                                 $      1,459     $        338
                                                 ============     ============

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

8.   CONTINGENCY:

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

     As part of the settlement PGI has released and will dismiss all claims against Prime Table Games, Derek Webb, Hannah O'Donnell and the Company's casino licensees named in the litigation, which satisfies the Company's indemnification obligations.

9.   RECLASSIFICATIONS:

     Certain reclassifications have been made to the January 31, 1999 consolidated financial statements to conform to the January 31, 2000 financial statement presentation. These reclassifications had no effect on the operating results for the quarter ended January 31, 1999, as previously reported.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table sets forth selected financial percentages derived from the Company's Consolidated Income Statements:

                                                      THREE MONTHS
                                               -------------------------
PERIOD ENDED JANUARY 31,                          2000           1999
-----------------------------------            ----------     ----------

Revenue                                             100.0%         100.0%
Cost of Products                                     31.3           29.1
                                               ----------     ----------
Gross Margin                                         68.7           70.9
                                               ----------     ----------

Selling, general and administrative                  25.9           33.2
Research and development                             10.7           12.4
                                               ----------     ----------
Income from operations                               32.1           25.3
Interest Income, net                                  0.3            1.6
                                               ----------     ----------
Income before income taxes                           32.4           26.9
Provision for income taxes                           11.6            9.6
                                               ----------     ----------
   Net Income                                        20.8%          17.3%
                                               ==========     ==========

REVENUE:

Revenue for the three months ended January 31, 2000, was $8,500,000, an increase of $2,522,000 or 42.2% from the same period last year. Shuffler sales and service revenue increased to $1,468,000 in the current quarter, compared to $945,000 in the first quarter last year. There were 113 current quarter unit sales, compared to 71 unit sales in the first quarter of the prior year. The average per unit sales price increased to $10,350 in the current quarter from $9,457 in the prior year, due to the sale of 62 higher priced ACE(TM) shufflers. Shuffler lease revenue increased by $327,000 or 12.2% to $2,989,000 in the current fiscal quarter. The shuffler installed lease base was 2,427 at January 31, 2000, compared to 1,974 at January 31, 1999 and 2,253 at October 31, 1999.
The 174 unit increase in the installed lease base during the quarter was attributable to the placement of 283 ACE(TM) shufflers during the quarter, offset by the net removal of 129 BG shufflers, the majority of which were exchanged for ACE(TM) shufflers. In the current year first quarter, sales of units converted from lease totaled 21 units, compared to eight leased units converted to sales in the prior year first quarter.

Revenue from the Let It Ride(R) table game was $2,911,000, an increase of $693,000 or 31.2% from the first quarter last year. The installed base of Bonus tables was 425 at January 31, 2000, compared to 339 installed Bonus tables at January 31, 1999 and 424 installed Bonus tables at October 31, 1999. A majority of the increase in installed Bonus tables compared to the prior year first quarter relates to the conversion of Let It Ride(R) basic table games to Bonus table games following a legal motion to vacate the court injunction prohibiting the use of the Bonus game in New Jersey in the fourth quarter of fiscal 1999. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game that is recorded on a monthly fixed fee similar to the Bonus game, but at prices significantly less than the Bonus game. There were 236 basic tables installed at January 31, 2000, compared to 280 installed basic tables at January 31, 1999 and 233 installed basic tables at October 31, 1999. The decrease in installed basic tables from January 31, 1999 was primarily due to conversions from the basic game to the Bonus game during the fourth quarter of fiscal 1999. Table revenue in the current year quarter also increased due to the incremental revenue of $247,000 earned from Three Card Poker(R). There were 202 Three Card Poker(R) games installed as of January 31, 2000. The Company purchased this table game from its developer in the third quarter of fiscal 1999. Additionally, the Company earned $144,000 in table game royalties in the current fiscal quarter related to the settlement with Progressive Games, Inc.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Slot revenue increased by $279,000 or 250.0% to $391,000 in the current fiscal quarter from the prior year fiscal quarter due to an installed lease base of 524 slot machines as of January 31, 2000. This installed base consisted of primarily Let's Make A Deal(TM) video slot games as well as Five Deck Poker(TM) and The Three Stooges(TM) games.

Other revenue increased to $741,000 in the current fiscal quarter due partly to revenue earned from the lease and sale of Chipper Champ(R) chip sorting machines and the sale of other TCS products under the Company's joint marketing agreement with TCS America, Inc. Other revenue also increased due to the receipt of a $200,000 technology evaluation fee.

COSTS AND EXPENSES:

Gross margin decreased to 68.7% in the current year first quarter from 70.9% in the same period in the prior year. The gross margin decreased due to increased sales of lower margin products under the TCS agreement and due to increases in lower margin revenues from video products, which, combined, accounted for 13.3% of revenue in the current quarter, compared to 2.6% of sales in the prior year first quarter. Higher margin revenue from shuffler leases and sales correspondingly decreased to 52.5% of sales in the current fiscal quarter from 60.3% in the prior year first fiscal quarter.

Selling, general and administrative expenses were $2,201,000, an increase of $214,000 or 10.8% from the prior year first quarter. This increase was due to higher sales, advertising and promotional expenses in the current quarter that offset lower legal expenses following the settlement with PGI in the current quarter. Sales expenses increased by $178,000 from the prior year first quarter due to increased commissions and travel related to increased sales and increased sales staffing. Advertising and promotional expenses increased by $77,000 from the prior year first quarter due to special events and trade show expenses incurred in the current first quarter. Legal expenses decreased by $128,000 to $147,000 in the current first fiscal quarter as litigation expenses ceased following the settlement with Progressive Games, Inc. in December 1999. The Company provided $37,000 for bad debts in the current fiscal quarter compared to no provision in the prior year first quarter. Research and development expenses were $912,000, an increase of $171,000 or 23.1% from the prior year first quarter. Most of the expense increase resulted from activities in support of new game system development. In addition, the Company incurred additional expenses in the development of its new continuous multi-deck shuffler, the King(TM).

INTEREST INCOME, NET:

Interest income, net, was $32,000 in the current year first quarter compared to $96,000 in the prior year. Cash and investments decreased to $2,351,000 at January 31, 2000, from $5,641,000 at October 31, 1999. The decrease in interest bearing cash and investments was due primarily to common stock repurchases of $3,267,000 during the first quarter of fiscal 2000.

INCOME TAXES:

The Company recorded an income tax provision at an effective rate of 36% in the current year first quarter, equal to the tax provision of 36% for fiscal 1999, reflecting an unchanged tax benefit from the Company's foreign sales corporation and an unchanged provision for state income taxes.

EARNINGS PER SHARE:

The Company earned $.24 per share, assuming dilution, for the current year first quarter compared to $.13 per share, assuming dilution, in the prior year. Weighted average shares outstanding - assuming dilution, decreased to 7,447,000 from 8,107,000 in the first quarter of fiscal 1999 due primarily to the fiscal 1999 repurchase of 585,000 shares and the fiscal 2000 repurchase of 392,500 shares.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

YEAR 2000:

The Year 2000 readiness issue arose from the inability of older software in computer information systems or other devices with date-sensitive functions to properly recognize and accurately process date-sensitive information on and after January 1, 2000. This problem is expected to exist in computer programs that have defined dates using a two-digit year. If the Company or its customers, suppliers, or other third parties rely on systems that are at risk for this problem and fail to make necessary corrections, the result could be failure or malfunction of certain computer systems and other devices dependent upon date-sensitive functions. For companies so affected, this problem could cause disruptions of operations, including, among other things, a temporary inability to operate or distribute equipment or products, process transactions, send invoices, or engage in other normal business activities.

While Shuffle Master's assessment of Year 2000 issues is ongoing, at the date of this report the Company had not experienced any effects from Year 2000 issues. A summary of the Company's preparation for Year 2000 issues, as well as certain disclaimers, is presented below.

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

The Company has evaluated its key vendors' and service providers' Year 2000 readiness to determine the extent to which such relationships may affect the Company's operations. In the event that Year 2000 issues were to have been identified with key vendors, the Company expected to be able to manage purchases and inventories to minimize the Year 2000 issue related delays in parts supply. In addition, a significant portion of the Company's revenue is recurring in nature and is not, in the short term, materially dependent on new unit production. Management believes that the Company's exposure to third party Year 2000 risks is not significant and has diminished rapidly with passage of time. However, there can be no assurance that systems of other companies on which the Company may rely were converted or that such failure to convert would not have an adverse effect on the Company's operations. It appears that none of the Company's casino customers experienced any Year 2000 problems, however, such operations are collectively many times the size of the Company and the Company does not have the resources to undertake a complete evaluation.

In view of its fiscal 1997 systems upgrades, no significant expenses were incurred in fiscal 1999 to address Year 2000 issues. The Company also does not expect that it will incur any significant expenses related to Year 2000 issues during the remainder of fiscal 2000.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

As of January 31, 2000, the Company had cash and cash equivalents and investments totaling $2,351,000, compared to $5,641,000 at October 31, 1999. The current ratio increased to 2.2 to 1 from 1.9 to 1 at October 31, 1999, while working capital decreased to $5,916,000 at January 31, 2000, from $7,427,000 at October 31, 1999. The repurchase of $3,267,000 in common stock during the first quarter of fiscal 2000 contributed to the decrease in cash and working capital at January 31, 2000. The payment of $2,750,000 under the Company's settlement with Progressive Games, Inc., in December 1999 was a significant use of cash for operating activities in the current fiscal quarter and contributed to the increase in the current ratio. Cash provided by operations totaled $1,118,000 in the current year first quarter compared to cash provided by operations of $2,017,000 in the first quarter of last year. Significant items under cash flows from operating activities in the current period include net income of $1,767,000, and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, and deferred income taxes, which totaled $2,340,000. Another significant source of cash included the reduction of accounts receivable of $533,000 due to the collection of shuffler sales and lease receivables. Investing activities include capital expenditures totaling $1,269,000 for additions to leased gaming equipment and game products as well as other fixed assets.

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

PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibit 27              Financial Data Schedule
     (b) Reports on Form 8-K:    none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date:   March 10, 2000



/s/ Gary W. Griffin
-------------------------------------
Gary W. Griffin
Chief Financial Officer



/s/ Gerald W. Koslow
-------------------------------------
Gerald W. Koslow
Corporate Controller