Form 10-Q
period 2000-04-30
SHUFFLE MASTER INC
filed 2000-06-12
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2000

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


       Registrant's Telephone Number, Including Area Code: (952) 943-1951


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__        No _____

As of June 8, 2000, there were 7,173,133 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          (unaudited)
                                                                            APRIL 30,    OCTOBER 31,
(IN THOUSANDS)                                                                2000          1999
                                                                          -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                                            $     2,077    $     1,476
     Investments                                                                3,028          4,165
     Accounts receivable, net                                                   3,177          3,482
     Note receivable from related party                                            81             74
     Inventories                                                                4,291          4,524
     Deferred income taxes                                                        480          1,470
     Other current assets                                                       1,280            762
                                                                          -----------    -----------
        Total current assets                                                   14,414         15,953

PRODUCTS LEASED AND HELD FOR LEASE                                              6,237          5,309

PROPERTY AND EQUIPMENT, NET                                                     2,318          2,628

INTANGIBLE ASSETS, NET                                                          5,437          5,717

NON-CURRENT DEFERRED INCOME TAXES                                                 595            595

OTHER ASSETS                                                                      406            403
                                                                          -----------    -----------
TOTAL ASSETS                                                              $    29,407    $    30,605
                                                                          ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $     2,187    $     1,607
     Accrued liabilities:
          Compensation                                                          1,087            939
          Expenses                                                                229          2,997
          Severance benefits                                                       65            154
     Current portion of long-term obligation  to related party                    546            546
     Customer deposits and unearned revenue                                     1,712          1,741
     Income taxes payable                                                         340            542
                                                                          -----------    -----------
        TOTAL CURRENT LIABILITIES                                               6,166          8,526

LONG-TERM OBLIGATION TO RELATED PARTY                                             407            677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000 shares authorized; 7,173 and
         7,475 shares issued  and outstanding                                      72             75
     Additional paid-in capital                                                 4,762          7,280
     Retained earnings                                                         18,000         14,047
                                                                          -----------    -----------
        TOTAL SHAREHOLDERS' EQUITY                                             22,834         21,402
                                                                          -----------    -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    29,407    $    30,605
                                                                          ===========    ===========


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            APRIL 30,                     APRIL 30,
                                           --------------------------    --------------------------
                                              2000           1999            2000          1999
                                           -----------    -----------    -----------    -----------
REVENUE:
    Shuffler lease                         $     3,060    $     2,771    $     6,049    $     5,433
    Shuffler sales and service                   2,423          1,596          3,891          2,541
    Table games                                  2,958          2,266          5,869          4,484
    Slot games                                     471            116            862            228
    Other                                          723            209          1,464            250
                                           -----------    -----------    -----------    -----------

                                                 9,635          6,958         18,135         12,936
                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of products                             2,634          2,203          5,296          3,941
    Selling, general and administrative          2,476          2,065          4,677          4,052
    Research and development                     1,158            802          2,070          1,543
                                           -----------    -----------    -----------    -----------

                                                 6,268          5,070         12,043          9,536
                                           -----------    -----------    -----------    -----------

Income from operations                           3,367          1,888          6,092          3,400

Interest income, net                                54             96             86            192
                                           -----------    -----------    -----------    -----------

Income before income taxes                       3,421          1,984          6,178          3,592

Provision for income taxes                       1,235            715          2,225          1,290
                                           -----------    -----------    -----------    -----------

NET INCOME                                 $     2,186    $     1,269    $     3,953    $     2,302
                                           ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE, BASIC           $       .30    $       .16    $       .54    $       .29
                                           ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE, DILUTED         $       .29    $       .16    $       .53    $       .29
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON  SHARES, BASIC           7,191          8,028          7,270          8,055
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES, DILUTED          7,460          8,044          7,453          8,075
                                           ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       SIX MONTHS ENDED
                                                                           APRIL 30,
                                                                 ---------------------------
(IN THOUSANDS)                                                      2000             1999
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $     3,953     $     2,302
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                2,369           1,939
          Provision for bad debts                                         75              --
          Provision for inventory obsolescence                           275             225
          Deferred income taxes                                          990              --
          Stock options issued for services                              (10)             --
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
          Accounts and note receivable                                   223             321
          Inventories                                                    (42)            362
          Other current assets                                          (518)            177
          Accounts payable and accrued liabilities                    (2,129)           (556)
          Customer deposits and unearned revenue                         (29)            (79)
          Income taxes payable                                          (202)             48
                                                                 -----------     -----------
          Net cash provided by operating activities                    4,955           4,739
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                         (3,065)         (6,157)
     Proceeds from the sales and maturities of investments             4,202           8,006
     Payments for products leased and held for lease                  (2,422)         (1,672)
     Purchases of property and equipment                                 (21)           (291)
     Purchases of intangible assets                                     (255)             --
     Other                                                               (12)            142
                                                                 -----------     -----------
          Net cash (used) provided by investing activities            (1,573)             28
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchase of common stock                                       (3,267)           (953)
     Proceeds from issuance of common stock                              756             105
     Payments on long-term obligation to related party                  (270)           (259)
                                                                 -----------     -----------
          Net cash used by financing activities                       (2,781)         (1,107)
                                                                 -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                601           3,660
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,476           2,564
                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     2,077     $     6,224
                                                                 ===========     ===========
NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock    $        94     $        94
                                                                 ===========     ===========
CASH PAID FOR:
     Income taxes                                                $     1,006     $     1,235
                                                                 ===========     ===========
     Interest                                                    $        13     $        40
                                                                 ===========     ===========


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of April 30, 2000, and for the three and six month periods ended April 30, 2000 and 1999, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and six months ended April 30, 2000 are not necessarily indicative of the results to be expected for the year ending October 31, 2000. These interim statements should be read in conjunction with the Company's October 31, 1999, financial statements and notes thereto included in its Form 10-K.

     Certain reclassifications have been made to the April 30, 1999 consolidated financial statements to conform to the April 30, 2000 financial statement presentation. These reclassifications had no effect on the operating results for the quarter and six months ending April 30, 1999, as previously reported.

2.   INVENTORIES:

                                                  APRIL 30,     OCTOBER 31,
     DESCRIPTION                                    2000           1999
     --------------------------------           -----------     -----------
     (In thousands)

     Raw materials                              $     2,612     $     2,598
     Work-in-progress                                   516             564
     Finished goods                                   1,163           1,362
                                                -----------     -----------
                                                $     4,291     $     4,524
                                                ===========     ===========


3.   PRODUCTS LEASED AND HELD FOR LEASE:

                                                  APRIL 30,     OCTOBER 31,
     DESCRIPTION                                    2000           1999
     --------------------------------           -----------     -----------
     (In thousands)

     PRODUCTS LEASED:
     Game equipment                             $     6,947     $     6,697
     Gaming products                                  3,478           3,231
                                                -----------     -----------
                                                     10,425           9,928
                                                -----------     -----------
     PRODUCTS HELD FOR LEASE:
     Game equipment                                   3,337           2,242
     Gaming products                                  1,438             741
                                                -----------     -----------
                                                      4,775           2,983
                                                -----------     -----------
                                                     15,200          12,911
     Less: Accumulated depreciation                  (8,963)         (7,602)
                                                -----------     -----------
                                                $     6,237     $     5,309
                                                ===========     ===========

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

4.   COMMON STOCK:

     In the first six months of fiscal 2000, the Company repurchased 392,500 shares at a total cost of $3,267,000, compared to 145,500 shares repurchased at a total cost of $953,000 in the first six months of fiscal 1999. As of April 30, 2000, the amount remaining for share repurchase under the most recent board authorization was $2,000,000.

5.   EARNINGS PER SHARE:

     The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       APRIL 30,               APRIL 30,
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
     (In thousands, except for per share amounts)
     NET INCOME                                  $  2,186    $  1,269    $  3,953    $  2,302
                                                 ========    ========    ========    ========

     BASIC:
     Weighted average shares outstanding            7,153       7,969       7,230       7,994
     Shares to be issued under asset purchase          38          59          40          61
                                                 --------    --------    --------    --------

     Weighted average common shares, basic          7,191       8,028       7,270       8,055
                                                 ========    ========    ========    ========

     ASSUMING DILUTION:
     Weighted average common shares, basic          7,191       8,028       7,270       8,055
     Dilutive impact of options outstanding           269          16         183          20
                                                 --------    --------    --------    --------

     Weighted average common shares, diluted        7,460       8,044       7,453       8,075
                                                 ========    ========    ========    ========

     EARNINGS PER SHARE, BASIC                   $    .30    $    .16    $    .54    $    .29
                                                 ========    ========    ========    ========

     EARNINGS PER SHARE, DILUTED                 $    .29    $    .16    $    .53    $    .29
                                                 ========    ========    ========    ========

6.   FACILITIES RELOCATION AND OTHER CHARGES:

     In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and decreases in the valuation of certain assets. During fiscal 1999, certain employees were not terminated and certain leases were not cancelled, resulting in the reversal of $199,000 in severance benefits and $14,000 in office lease cancellation charges. The remaining severance liability as of April 30, 2000 represents severance benefits to be paid to a former employee in fiscal 2000.

     AS OF APRIL 30, 2000                    CHARGE       UTILIZED      NOT USED      BALANCE
     --------------------------------      ----------    ----------    ----------    ----------
     (In thousands)
     Write-down of assets                  $    1,423    $    1,423    $       --    $       --
     Employee severance benefits                1,050           786           199            65
     Other                                        177           163            14            --
                                           ----------    ----------    ----------    ----------

                                           $    2,650    $    2,372    $      213    $       65
                                           ==========    ==========    ==========    ==========

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

7.   OPERATING SEGMENTS:

     The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing and installation and servicing of the Company's proprietary shuffler product line as well as the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

                                            THREE MONTHS ENDED,               SIX MONTHS ENDED,
                                                 APRIL 30,                        APRIL 30,
                                      -----------------------------     -----------------------------
     (in thousands)                       2000             1999             2000             1999
                                      ------------     ------------     ------------     ------------
     REVENUE
     Game equipment                   $      5,505     $      4,576     $     10,703     $      8,224
     Gaming products                         4,130            2,382            7,432            4,712
                                      ------------     ------------     ------------     ------------
                                             9,635            6,958           18,135           12,936
                                      ============     ============     ============     ============

     OPERATING INCOME
     Game equipment                          3,205            2,499            5,914            4,480
     Gaming products                         1,981              898            3,546            1,944
     Corporate                              (1,819)          (1,509)          (3,368)          (3,024)
                                      ------------     ------------     ------------     ------------
                                             3,367            1,888            6,092            3,400
                                      ============     ============     ============     ============

     DEPRECIATION AND AMORTIZATION
     Game equipment                            447              492              844              929
     Gaming products                           588              309            1,184              586
     Corporate                                 171              212              341              424
                                      ------------     ------------     ------------     ------------
                                             1,206            1,013            2,369            1,939
                                      ============     ============     ============     ============

     CAPITAL EXPENDITURES
     Game equipment                            604            1,218            1,544            1,348
     Gaming products                           614              329            1,133              374
     Corporate                                  21               78               21              241
                                      ------------     ------------     ------------     ------------
                                      $      1,239     $      1,625     $      2,698     $      1,963
                                      ============     ============     ============     ============

                                              AS OF APRIL 30,
                                      -----------------------------
                                          2000             1999
                                      ------------     ------------

     ASSETS
     Game equipment                   $      9,242     $      6,752
     Gaming products                        10,760            6,745
     Corporate                               9,405           15,404
                                      ------------     ------------
                                      $     29,407     $     28,901
                                      ============     ============

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

8.   CONTINGENCY:

     On April 4, 2000, the Company sued Bally Gaming, Inc., a Nevada corporation, and Bally Gaming Missouri, Inc., a Missouri corporation (collectively hereinafter "Bally"), in District Court in Clark County, Nevada alleging that Bally has failed to perform its obligations under its Let's Make A Deal(TM) agreement with the Company and is otherwise liable to the Company for damages. Bally has answered the complaint by denying any liability and has made a counter-claim against the Company, claiming that the Company owes Bally up to $500,000. The Company has denied Bally's counter-claim and feels strongly that the Company is entitled to the damages claimed in its complaint.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table sets forth selected financial percentages derived from the Company's Consolidated Income Statements:

                                             THREE MONTHS                SIX MONTHS
                                       -----------------------     -----------------------
PERIOD ENDED APRIL 30,                    2000          1999          2000          1999
------------------------------------   ---------     ---------     ---------     ---------
Revenue                                    100.0%        100.0%        100.0%        100.0%
Cost of Products                            27.3          31.7          29.2          30.5
                                       ---------     ---------     ---------     ---------

Gross Margin                                72.7          68.3          70.8          69.5
                                       ---------     ---------     ---------     ---------

Selling, general and administrative         25.7          29.7          25.8          31.3
Research and development                    12.0          11.5          11.4          11.9
                                       ---------     ---------     ---------     ---------

Income from operations                      35.0          27.1          33.6          26.3
Interest income, net                         0.5           1.4           0.5           1.5
                                       ---------     ---------     ---------     ---------

Income before income taxes                  35.5          28.5          34.1          27.8
Provision for income taxes                  12.8          10.3          12.3          10.0
                                       ---------     ---------     ---------     ---------

Net Income                                  22.7%         18.2%         21.8%         17.8%
                                       =========     =========     =========     =========

REVENUE:

Revenue for the second fiscal quarter ended April 30, 2000, was $9,635,000, an increase of $2,677,000 or 38.5% from the same period last year. This increase was attributable to increased sales in all business segments. Shuffler sales and service revenue increased to $2,423,000 in the current quarter, compared to $1,596,000 in the second quarter last year. Current quarter shuffler sales were 202 units at an average price of $10,500, while sales in the second quarter of the prior year were 153 units at an average price of $8,700. Average unit sales prices increased 20.7% due to a shift in sales mix toward sales of the ACE(TM) and King(TM) shufflers in the current quarter. Shuffler sales and service revenue also includes revenue from the sale of extended service contracts, which increased to $236,000 in the current second quarter from $198,000 in the second quarter of the prior year. Shuffler lease revenue increased by $289,000 or 10.4% to $3,060,000 in the current year second quarter. The shuffler installed lease base was 2,505 at April 30, 2000, compared to 2,114 at April 30, 1999 and 2,253 at October 31, 1999. This increase in the installed lease base from the prior year was due to the Company's fiscal 1999 and 2000 business strategy to increase its installed base of leased shufflers. The 252 unit increase in the installed shuffler lease base during the first six months of the year was attributable to the placement of 475 ACE(TM) shufflers, offset by the net removal of 282 BG shufflers, the majority of which were exchanged for ACE(TM) shufflers.

Revenue from table games was $2,958,000, an increase of $692,000 or 30.5% from the second quarter last year. The installed base of Let It Ride Bonus(R) tables was 446 at April 30, 2000, compared to 367 installed Bonus tables at April 30, 1999 and 424 installed Bonus tables at October 31, 1999. The increase in installed Bonus tables compared to the prior year second quarter was due to new placements and conversion of Let It Ride(R) basic table games to Bonus table games following the vacation of a court injunction, in the fourth quarter of fiscal 1999, which previously prohibited the use of the Bonus game in New Jersey. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than the basic game. There were 222 installed basic tables at April 30, 2000, compared to 281 installed basic tables at April 30, 1999 and 233 installed basic tables at October 31, 1999. The decrease in installed basic tables from April 30, 1999 was primarily due to conversions from the basic game to the Bonus game since the fourth quarter of fiscal 1999. Table revenue in the current year quarter also increased due to incremental revenue of $276,000 earned from Three Card Poker(R). There were 225 Three Card Poker(R) games

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

installed as of April 30, 2000, compared to 188 installed games at October 31, 1999. The Company purchased this table game from its developer in the third quarter of fiscal 1999. Additionally, the Company earned $144,000 in table game royalties in the current year second quarter related to the December 1999 settlement with Progressive Games, Inc.

Slot revenue increased by $355,000 or 306% to $471,000 in the current second quarter from the prior year second quarter due to an installed lease base of 548 slot machines as of April 30, 2000, compared to 354 installed units as of April 30, 1999 and 526 units as of October 31, 1999. The increase in the installed base from the prior year second quarter was due to the rollout of the Let's Make A Deal(TM) video slot game during fiscal 1999 and the introduction of The Three Stooges(TM) game in fiscal 2000.

Other revenue increased by $514,000 to $723,000 in the current second quarter from the prior year second fiscal quarter due primarily to the receipt of a $500,000 non-exclusive license fee related to the Company's math technology used in slot game design. Other revenue also increased in the current second fiscal quarter due to revenue earned from the lease and sale of Chipper Champ(R) chip sorting machines and the sale of other TCS products under the Company's joint marketing agreement with TCS America, Inc.

Revenue for the six months ended April 30, 2000, was $18,135,000, an increase of $5,199,000 or 40.2% over the six month period ended April 30, 1999. Shuffler lease revenue increased by $616,000 or 11.3% to $6,049,000 in the current year six months compared to $5,433,000 in the prior year six months, while shuffler sales and service increased by $1,350,000 to $3,891,000 in the current six months compared to $2,541,000 in the prior year six months. This shuffler sales increase was due to the sale of 315 shufflers in the current year six months compared to 224 in the prior year six months. Table game revenue increased by $1,385,000 or 30.9% to $5,869,000 in the current year six months as compared to $4,484,000 in the prior year six months, because of an increase in table placements. Video revenue increased by $634,000 to $862,000 due primarily to the installation of Let's Make A Deal(TM) and The Three Stooges(TM) video slot games in late fiscal 1999 and during fiscal 2000. Other revenue in the current year six months increased by $1,214,000 from the prior year six months, principally due to the receipt of $700,000 in technology license and evaluation fees and $517,000 in sales and leases of Chipper Champ(R) chip sorting machines.

COSTS AND EXPENSES:

Gross margin was 72.7% and 70.8% for the current second quarter and six months, respectively, compared to 68.3% and 69.5% in the comparable prior year periods. The margin increase in the current second quarter was due to the increase in revenues from the new, higher priced ACE(TM) and King(TM) shuffler products, as well as the $500,000 license fee related to the Company's math technology used in slot game design. Additionally, service and installation costs, expressed as a percentage of sales, decreased to 8.7% of sales in the current fiscal year second quarter from 10.1% in the prior year second quarter. Excluding license and evaluation fee revenue from gross margin for purposes of comparison, gross margin would have been 71.2% and 70.0% for the current second quarter and six months, respectively.

Selling, general and administrative expenses increased by $411,000 or 19.9% to $2,476,000 in the current second quarter, and by $625,000 to $4,677,000 in the current six month period. Sales staffing, commission and travel expenses increased by $137,000 and $297,000 from the prior year second quarter and six months, respectively, resulting from the hiring of new sales staff and increased commissions from increased sales in the first six months of the current fiscal year. Accrued bonus expense under Company bonus plans increased $316,000 and $532,000 from the prior year second quarter and six months due to increased operating income in the current year and increased staffing. Legal expense decreased $88,000 in the current second quarter and $174,000 in the current six months due to the settlement with Progressive Games, Inc. in December 1999. Also, computer system consulting expense increased by $56,000 in the current second quarter as part of a new, year-long program to upgrade the Company's information systems.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Research and development expenses increased by $356,000 or 44.4% over the prior year fiscal quarter to $1,158,000 and by $527,000 over the prior year six month period to $2,070,000. This increase resulted from new game and operating system development costs as well as from additional expenses in the development of the Company's new continuous multi-deck shuffler system, the King(TM).

INTEREST INCOME, NET:

Interest income, net, was $54,000 in the current second quarter and $86,000 for the current six month period, compared to $96,000 and $192,000, respectively, in comparable periods in the prior year. This decrease is due to the decrease in interest bearing cash and investment accounts to $5,105,000 at April 30, 2000 from $10,283,000 at April 30, 1999. The decrease in cash and investments was primarily due to stock repurchases of $4,592,000 during fiscal 1999 and $3,267,000 during fiscal 2000 as well as the payment of $2,750,000 to settle the Company's litigation with Progressive Games, Inc. in December 1999.

INCOME TAXES:

The Company recorded income tax expense at an effective rate of 36.0% for both the current second quarter and current six months equal to the tax provision of 36.0% for the comparable periods in fiscal 1999, reflecting an unchanged tax benefit from the Company's foreign sales corporation and an unchanged provision for state income taxes.

EARNINGS PER SHARE:

Earnings per common share were $.29 for the current second quarter and $.53 for the current six month period, compared to $.16 and $.29 for the respective prior year periods. Diluted weighted average common shares decreased to 7,460,000 in the second quarter, and 7,453,000 for the six months, compared to 8,044,000 and 8,075,000 in comparable prior year periods, due to the repurchase of 585,000 shares of common stock during fiscal 1999 and 392,500 shares during fiscal 2000.

YEAR 2000 READINESS:

The Company experienced no significant Year 2000 compliance issues and Year 2000 did not have a material effect on its business, operations or financial condition.

                         LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, the Company had cash, cash equivalents and investments totaling $5,105,000, compared to $5,641,000 at October 31, 1999. The current ratio increased to 2.3 to 1 from 1.9 to 1 at October 31, 1999, while working capital increased to $8,248,000 at April 30, 2000 from $7,427,000 at October 31, 1999. Cash provided by operations totaled $4,955,000 in the current six month period, compared to cash provided by operations of $4,739,000 in the first six months of last year. Significant items under cash flows from operating activities in the first six months of fiscal 2000 included net income of $3,953,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, and deferred taxes which totaled $3,699,000, compared to net income of $2,302,000 and non-cash charges of $2,164,000 in the first six months of last year. The payment of an accrued liability of $2,750,000 under the Company's settlement with Progressive Games, Inc. in December 1999 was a significant use of cash for operating activities in the first six months of the current fiscal year.

Investing activities included cash used in the first six months of the current fiscal year for capital expenditures totaling $2,698,000 for net additions to leased gaming equipment and game products as well as other fixed assets. Sources of cash from investing activities included net receipts of $1,137,000 from the sale of investments in the first six months of the current fiscal year. Financing activities included the repurchase of $3,267,000 in common stock

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

during the first quarter of the current fiscal year and the issuance of 80,000 shares of common stock for $661,000 pursuant to the exercise by employees of options granted under the 1993 Stock Option Plan.

The Company believes its current cash and investments, cash provided by operations and $10,000,000 in unused borrowing capacity under its revolving line of credit facility will be sufficient to finance its current operations, share repurchase program, and new product development and roll-outs for the immediate future.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 4, 2000, the Company sued Bally Gaming, Inc., a Nevada corporation, and Bally Gaming Missouri, Inc., a Missouri corporation (collectively hereinafter "Bally"), in District Court in Clark County, Nevada alleging that Bally has failed to perform its obligations under its Let's Make A Deal(TM) agreement with the Company and is otherwise liable to the Company for damages. Bally has answered the complaint by denying any liability and has made a counter-claim against the Company, claiming that the Company owes Bally up to $500,000. The Company has denied Bally's counter-claim and feels strongly that the Company is entitled to the damages claimed in its complaint.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders held on April 14, 2000, certain matters were submitted to the shareholders for their approval as set forth in the Company's Proxy Statement dated March 17, 2000, previously filed with the Securities and Exchange Commission:

     1)   Directors elected at the meeting:

                                      Votes Cast For          Votes Withheld
                                      --------------          --------------

          Joseph J. Lahti               6,710,237                 30,776
          Thomas A. Sutton              6,688,875                 52,138
          Patrick J. Cruzen             6,687,075                 53,938
          Mark L. Yoseloff              6,643,222                 97,791

     2) A shareholder proposal to have the Board of Directors base the granting of stock options under the 1993 Stock Option Plan to senior executives on certain income targets was rejected. A total of 2,870,870 shares voted against the proposal, 794,601 shares voted in favor of the proposal, 105,304 shares abstained, and there were 2,970,238 broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27, Financial Data Schedule
     b)   Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date:   June 12, 2000



/s/ Gary W. Griffin
-------------------------------------
Gary W. Griffin
Chief Financial Officer



/s/ Gerald W. Koslow
-------------------------------------
Gerald W. Koslow
Corporate Controller