Form 10-Q
period 2000-07-31
SHUFFLE MASTER INC
filed 2000-09-06
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2000

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

                   Yes __X__                        No _____

As of August 29, 2000, there were 7,192,738 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 (unaudited)
                                                                    JULY 31,      OCTOBER 31,
(IN THOUSANDS)                                                        2000           1999
                                                                 ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $      1,387    $      1,476
     Investments                                                        4,296           4,165
     Accounts receivable, net                                           3,918           3,482
     Note receivable from related party                                    12              74
     Inventories                                                        4,432           4,524
     Deferred income taxes                                                480           1,470
     Other current assets                                               1,250             762
                                                                 ------------    ------------
          Total current assets                                         15,775          15,953

PRODUCTS LEASED AND HELD FOR LEASE, NET                                 6,615           5,309

PROPERTY AND EQUIPMENT, NET                                             2,315           2,628

INTANGIBLE ASSETS, NET                                                  5,791           5,717

NON-CURRENT DEFERRED INCOME TAXES                                         595             595

OTHER ASSETS                                                              499             403
                                                                 ------------    ------------

TOTAL ASSETS                                                     $     31,590    $     30,605
                                                                 ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $      2,125    $      1,607
     Accrued liabilities:
          Compensation                                                  1,396             939
          Expenses                                                        209           2,997
          Severance benefits                                               34             154
     Current portion of long-term obligation to related party             546             546
     Customer deposits and unearned revenue                             1,782           1,741
     Income taxes payable                                                 199             542
                                                                 ------------    ------------
          TOTAL CURRENT LIABILITIES                                     6,291           8,526

LONG-TERM OBLIGATION TO RELATED PARTY                                     270             677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 30,000 shares authorized                72              75
     Additional paid-in capital                                         4,918           7,280
     Retained earnings                                                 20,039          14,047
                                                                 ------------    ------------
          TOTAL SHAREHOLDER'S EQUITY                                   25,029          21,402
                                                                 ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     31,590    $     30,605
                                                                 ============    ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               JULY 31,                        JULY 31,
                                            ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
REVENUE:
     Shuffler lease                         $      3,333    $      2,911    $      9,382    $      8,344
     Shuffler sales and service                    2,255           1,659           6,146           4,200
     Table games                                   3,089           2,503           8,958           6,987
     Slot games                                      274             210           1,136             438
     Other                                           237             668           1,701             918
                                            ------------    ------------    ------------    ------------
                                                   9,188           7,951          27,323          20,887
                                            ------------    ------------    ------------    ------------

COST AND EXPENSES:
     Cost of products                              2,517           2,660           7,813           6,601
     Selling, general and administrative           2,363           2,159           7,040           6,211
     Research and development                      1,169             843           3,239           2,386
                                            ------------    ------------    ------------    ------------
                                                   6,049           5,662          18,092          15,198
                                            ------------    ------------    ------------    ------------

Income from operations                             3,139           2,289           9,231           5,689

Interest income, net                                  97              62             183             254
                                            ------------    ------------    ------------    ------------

Income before income taxes                         3,236           2,351           9,414           5,943

Provision for income taxes                         1,197             850           3,422           2,140
                                            ------------    ------------    ------------    ------------

NET INCOME                                  $      2,039    $      1,501    $      5,992    $      3,803
                                            ============    ============    ============    ============

EARNINGS PER COMMON SHARE, BASIC            $        .28    $        .19    $        .83    $        .48
                                            ============    ============    ============    ============

EARNINGS PER COMMON SHARE, DILUTED          $        .27    $        .19    $        .80    $        .47
                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC              7,217           7,884           7,253           7,998
                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, DILUTED            7,675           7,935           7,527           8,028
                                            ============    ============    ============    ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                               JULY 31,
                                                                   -----------------------------
(IN THOUSANDS)                                                         2000             1999
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $      5,992     $      3,803
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
     OPERATING ACTIVITIES:
          Depreciation and amortization                                   3,619            3,172
          Provision for bad debts                                            75               --
          Provision for inventory obsolescence                              350               --
          Deferred income taxes                                             990              350
          Stock options issued for services                                 (10)             104
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
          Accounts and notes receivable                                    (449)          (1,197)
          Inventories                                                      (258)            (834)
          Other current assets                                             (488)              92
          Accounts payable and accrued liabilities                       (2,135)             542
          Customer deposits and unearned revenue                             41              (34)
          Income taxes payable                                             (141)             338
                                                                   ------------     ------------
          Net cash provided by operating activities                       7,586            6,336
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments                                       (4,883)         (10,282)
          Proceeds from the sales and maturities of investments           4,752           12,081
          Payments for products leased and held for lease                (3,569)          (3,033)
          Purchases of property and equipment                              (194)            (324)
          Purchases of intangible assets                                   (910)          (3,217)
          Other                                                            (109)             301
                                                                   ------------     ------------
          Net cash used by investing activities                          (4,913)          (4,474)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                          (3,267)          (1,647)
     Proceeds from issuance of common stock                                 912              173
     Payments on long-term obligation to related party                     (407)            (390)
                                                                   ------------     ------------
          Net cash used by financing activities                          (2,762)          (1,864)
                                                                   ------------     ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   (89)              (2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,476            2,564
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      1,387     $      2,562
                                                                   ============     ============

NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock      $        141     $        142
                                                                   ============     ============
CASH PAID FOR:
     Income taxes                                                  $      2,610     $      1,853
                                                                   ============     ============
     Interest                                                      $         36     $         60
                                                                   ============     ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of July 31, 2000, and for the three and nine month periods ended July 31, 2000 and 1999, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and nine months ended July 31, 2000 are not necessarily indicative of the results to be expected for the year ending October 31, 2000. These interim statements should be read in conjunction with the Company's October 31, 1999, financial statements and notes thereto included in its Form 10-K.

     Certain reclassifications have been made to the July 31, 1999 consolidated financial statements to conform to the July 31, 2000 financial statement presentation. These reclassifications had no effect on the operating results for the three and nine months ended July 31, 1999, as previously reported.

2.   INVENTORIES:

                                         JULY 31,        OCTOBER 31,
     DESCRIPTION                           2000             1999
     ------------------------------    ------------     ------------
     (In thousands)

     Raw materials                     $      2,041     $      2,598
     Work-in-progress                           734              564
     Finished goods                           1,657            1,362
                                       ------------     ------------

                                       $      4,432     $      4,524
                                       ============     ============


3.   PRODUCTS LEASED AND HELD FOR LEASE:

                                         JULY 31,        OCTOBER 31,
     DESCRIPTION                           2000             1999
     ------------------------------    ------------     ------------
     (In thousands)

     PRODUCTS LEASED:
     Game equipment                    $      7,353     $      6,697
     Gaming products                          3,282            3,231
                                       ------------     ------------
                                             10,635            9,928
                                       ------------     ------------
     PRODUCTS HELD FOR LEASE:
     Game equipment                           2,357            2,242
     Gaming products                          1,489              741
                                       ------------     ------------
                                              3,846            2,983
                                       ------------     ------------
                                             14,481           12,911
     Less: Accumulated depreciation          (7,866)          (7,602)
                                       ------------     ------------
                                       $      6,615     $      5,309
                                       ============     ============

4.   COMMON STOCK:

      In the first nine months of fiscal 2000, the Company repurchased 392,500 shares at a total cost of $3,267,000, compared to 236,350 shares repurchased at a total cost of $1,647,000 in the first nine months of fiscal 1999. All repurchases during fiscal 2000 occurred in the first quarter. As of July 31, 2000, the amount remaining for share repurchase under the most recent board authorization was $2,000,000.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   EARNINGS PER SHARE:

     The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   JULY 31,                     JULY 31,
                                                           ------------------------    ------------------------
                                                              2000          1999          2000          1999
                                                           ----------    ----------    ----------    ----------
    (In thousands, except for per share amounts)
     NET INCOME                                                 2,039         1,501         5,992         3,803
                                                           ==========    ==========    ==========    ==========

     BASIC:
     Weighted average shares outstanding                        7,185         7,830         7,215         7,939
     Shares to be issued under asset purchase agreement            32            54            38            59
                                                           ----------    ----------    ----------    ----------

     Weighted average common shares, basic                      7,217         7,884         7,253         7,998
                                                           ==========    ==========    ==========    ==========

     ASSUMING DILUTION:
     Weighted average common shares, basic                      7,217         7,884         7,253         7,998
     Dilutive impact of options outstanding                       458            51           274            30
                                                           ----------    ----------    ----------    ----------

     Weighted average common shares, diluted                    7,675         7,935         7,527         8,028
                                                           ==========    ==========    ==========    ==========

     EARNINGS PER SHARE, BASIC                                    .28           .19           .83           .48
                                                           ==========    ==========    ==========    ==========

     EARNINGS PER SHARE, DILUTED                                  .27           .19           .80           .47
                                                           ==========    ==========    ==========    ==========

6.   FACILITIES RELOCATION AND OTHER CHARGES:

     In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 due to the relocation of the Company's administrative and manufacturing functions from Minneapolis, Minnesota to Las Vegas, Nevada and decreases in the valuation of certain assets. During fiscal 1999, certain employees were not terminated and certain leases were not cancelled, resulting in the reversal of $199,000 in severance benefits and $14,000 in office lease cancellation charges. The balance of the severance liability as of October 31, 1999 was $154,000 and the remaining liability as of July 31, 2000 represents severance benefits to be paid to a former employee in fiscal 2000.

     AS OF JULY 31, 2000              CHARGE       UTILIZED      NOT USED       BALANCE
    -----------------------------   ----------    ----------    ----------    ----------
     (In thousands)
     Write-down of assets           $    1,423    $    1,423    $       --    $       --
     Employee severance benefits         1,050           817           199            34
     Other                                 177           163            14            --
                                    ----------    ----------    ----------    ----------

                                    $    2,650    $    2,403    $      213    $       34
                                    ==========    ==========    ==========    ==========

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   OPERATING SEGMENTS:

     The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installation and servicing of the Company's proprietary shuffler product line as well as the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

                                           THREE MONTHS ENDED,                NINE MONTHS ENDED,
                                                 JULY 31,                          JULY 31,
                                      -----------------------------     -----------------------------
(in thousands)                            2000             1999             2000             1999
                                      ------------     ------------     ------------     ------------
     REVENUE
     Game equipment                   $      5,826     $      5,238     $     16,529     $     13,462
     Gaming products                         3,362            2,713           10,794            7,425
                                      ------------     ------------     ------------     ------------
                                             9,188            7,951           27,323           20,887
                                      ============     ============     ============     ============

     OPERATING INCOME
     Game equipment                          3,372            2,734            9,286            7,214
     Gaming products                         1,218            1,021            4,764            2,965
     Corporate                              (1,451)          (1,466)          (4,819)          (4,490)
                                      ------------     ------------     ------------     ------------
                                             3,139            2,289            9,231            5,689
                                      ============     ============     ============     ============

     DEPRECIATION AND AMORTIZATION
     Game equipment                            451              560            1,296            1,490
     Gaming products                           618              475            1,802            1,054
     Corporate                                 180              204              521              628
                                      ------------     ------------     ------------     ------------
                                             1,249            1,239            3,619            3,172
                                      ============     ============     ============     ============

     CAPITAL EXPENDITURES
     Game equipment                          1,023              198            2,567            1,546
     Gaming products                           779            4,330            1,912            4,704
     Corporate                                 173               83              194              324
                                      ------------     ------------     ------------     ------------
                                      $      1,975     $      4,611     $      4,673     $      6,574
                                      ============     ============     ============     ============

                                              AS OF JULY 31,
                                      -----------------------------
                                          2000             1999
                                      ------------     ------------

     ASSETS
     Game equipment                   $     10,872     $      8,401
     Gaming products                        10,744           11,178
     Corporate                               9,974           11,603
                                      ------------     ------------
                                      $     31,590     $     31,182
                                      ============     ============

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   CONTINGENCY:

     On April 4, 2000, the Company sued Bally Gaming, Inc., a Nevada corporation, and Bally Gaming Missouri, Inc., a Missouri corporation (collectively hereinafter "Bally"), in District Court in Clark County, Nevada alleging that Bally has failed to perform its obligations under its Let's Make A Deal(TM) agreement with the Company and is otherwise liable to the Company for damages. Bally answered the complaint by denying any liability and has made a counter-claim against the Company, claiming that the Company owes Bally up to $500,000.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table sets forth selected financial percentages derived from the Company's Consolidated Income Statements:

                                              THREE MONTHS                  NINE MONTHS
                                       -------------------------     -------------------------
PERIOD ENDED JULY 31,                     2000           1999           2000           1999
------------------------------------   ----------     ----------     ----------     ----------
Revenue                                     100.0%         100.0%         100.0%         100.0%
Cost of Products                             27.4           33.4           28.6           31.6
                                       ----------     ----------     ----------     ----------

Gross Margin                                 72.6           66.6           71.4           68.4
                                       ----------     ----------     ----------     ----------

Selling, general and administrative          25.7           27.2           25.8           29.7
Research and development                     12.7           10.6           11.9           11.5
                                       ----------     ----------     ----------     ----------

Income from operations                       34.2           28.8           33.7           27.2
Interest income, net                          1.0            0.8            0.7            1.2
                                       ----------     ----------     ----------     ----------

Income before income taxes                   35.2           29.6           34.4           28.4
Provision for income taxes                   13.0           10.7           12.5           10.2
                                       ----------     ----------     ----------     ----------

Net Income                                   22.2%          18.9%          21.9%          18.2%
                                       ==========     ==========     ==========     ==========

REVENUE:

Revenue for the third fiscal quarter ended July 31, 2000, was $9,188,000, an increase of $1,237,000 or 15.6% from the same period last year. Shuffler sales and service revenue increased to $2,255,000 in the current quarter, compared to $1,659,000 in the third quarter last year. Current quarter shuffler sales were 215 units at an average price of $9,100, while sales in the third quarter of the prior year were 150 units at an average price of $9,000. Average unit sales prices increased 1.0% in the current fiscal quarter as compared to the third quarter of fiscal 1999 due to the sale of higher priced ACE(TM) and King(TM) shufflers which were partly offset by the sale of lower priced multi-deck shufflers. Shuffler sales and service revenue also includes revenue from the sale of extended service and parts warranty contracts, which increased to $248,000 in the current third quarter from $234,000 in the third quarter of the prior year. Shuffler lease revenue increased by $422,000 or 14.4% to $3,333,000 in the current year third quarter. The shuffler installed lease base was 2,807 at July 31, 2000, compared to 2,174 at July 31, 1999 and 2,253 at October 31, 1999. This increase in the installed lease base from the prior year was due to the Company's fiscal 1999 and 2000 business strategy to increase its installed base of leased shufflers earning recurring revenue. The 554 unit increase in the installed shuffler lease base during the first nine months of the year was attributable to the placement of 742 ACE(TM) shufflers, offset by the net removal of 406 BG shufflers, the majority of which were exchanged for ACE(TM) shufflers, as well as the placement of 237 newly introduced King(TM) shufflers.

Revenue from table games was $3,089,000, an increase of $586,000 or 23.4% from the third quarter last year. The installed base of Let It Ride Bonus(R) tables was 469 at July 31, 2000, compared to 376 installed Bonus tables at July 31, 1999 and 424 installed Bonus tables at October 31, 1999. The increase in installed Bonus tables compared to the prior year third quarter was due to new placements and conversion of Let It Ride(R) basic table games to Bonus table games following the vacation of a court injunction, in the fourth quarter of fiscal 1999, which previously prohibited the use of the Bonus game in New Jersey. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than the basic game. There were 205 installed basic tables at July 31, 2000, compared to 267 installed basic tables at July 31, 1999 and 233 installed basic tables at October 31, 1999. The decrease in installed basic tables from July 31, 1999 was primarily due to conversions from the basic game to the Bonus game since the fourth quarter of fiscal 1999. Table revenue in the current year quarter also increased due to incremental revenue of $126,000 earned from Three Card Poker(R). There were 259 Three Card Poker(R) games installed as of July 31, 2000,

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

compared to 174 installed tables at July 31, 1999 and 188 installed tables at October 31, 1999. The Company purchased this table game from its developer in the third quarter of fiscal 1999. Additionally, the Company earned $144,000 in table game royalties in the current year third quarter related to the December 1999 settlement with Progressive Games, Inc.

Slot revenue increased by $64,000 or 30.5% to $274,000 in the current third quarter from the prior year third quarter. The installed lease base was 445 slot machines as of July 31, 2000, compared to 563 installed units as of July 31, 1999 and 526 units as of October 31, 1999. The decrease in the installed base from the prior year third quarter was due to the removal of Five Deck Frenzy(R) and Let's Make A Deal(TM) slot games. Recurring slot lease revenue decreased by $76,000 in the current third quarter compared to the prior year third quarter primarily due to the cessation of recording revenue on Let's Make A Deal(TM) slot game, pending resolution of litigation with Bally Gaming, Inc. This decrease in recurring slot revenue in the current third quarter was offset by $140,000 in revenue from the sale of video games.

Other revenue decreased to $237,000 in the current third quarter from $668,000 in the prior year third quarter due primarily to reduced sales of Chipper Champ(TM) chip sorting machines and other TCS products under the Company's joint marketing agreement with TCS America, Inc. Recurring lease revenue from Chipper Champ(TM) chip sorting machines increased 16.5% to $148,000 in the current third quarter compared to $127,000 in the prior year third quarter.

Revenue for the nine months ended July 31, 2000 was $27,323,000, an increase of $6,436,000 or 30.8% over the nine month period ended July 31, 1999. Shuffler lease revenue increased by $1,038,000 or 12.4% to $9,382,000 in the current year nine months, compared to $8,344,000 in the prior year nine months, while shuffler sales and service increased by $1,946,000 or 46.3% to $6,146,000 in the current nine months compared to $4,200,000 in the prior year nine months. This shuffler sales increase was due to the sale of 530 shufflers in the current year nine months compared to the sale of 374 units in the prior year nine months. Table game revenue increased by $1,971,000 or 28.2% to $8,958,000 in the current year nine months compared to $6,987,000 in the prior year nine months, because of an increase in table placements to 933 tables as of July 31, 2000, up from 817 one year ago. Slot revenue increased by $698,000 to $1,136,000 due primarily to the installation of Let's Make A Deal(TM) and The Three Stooges(TM) slot games in late fiscal 1999 and early fiscal 2000. Other revenue in the current year nine months increased by $783,000 from the prior year nine months, principally due to the receipt of $700,000 in technology license and evaluation fees in the first and second quarters of fiscal 2000.

COSTS AND EXPENSES:

Gross margin was 72.6% and 71.4% for the current third quarter and nine months, respectively, compared to 66.6% and 68.4% in the comparable prior year periods. The margin increase in the current third quarter was partly due to higher margins on leased shuffler and table products. Additionally indirect cost of sales, which includes service and installation costs, expressed as a percentage of sales, decreased to 12.5% of sales in the current fiscal year third quarter from 13.2% in the prior year third quarter. This decrease is due to the combined effect of increases in service costs that were more than offset by decreases in indirect manufacturing and distribution costs.

Selling, general and administrative expenses increased by $204,000 or 9.4% to $2,363,000 in the current third quarter, and by $829,000 or 13.3% to $7,040,000 in the current nine month period. Sales staffing, commission and travel expenses increased by $259,000 and $556,000 from the prior year third quarter and nine months, respectively, resulting from the hiring of new sales staff and increased commissions from increased sales in the first nine months of the current fiscal year. Accrued bonus expense under Company bonus plans increased $102,000 and $638,000 from the prior year third quarter and nine months due to increased staffing and increased operating income in the current year. Legal expense decreased $154,000 in the current third quarter and $328,000 in the current nine months compared to the comparable prior year periods due to the settlement with Progressive Games, Inc. in December 1999.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Research and development expenses increased by $326,000 or 38.7% over the prior year fiscal quarter to $1,169,000, and by $853,000 over the prior year nine month period to $3,239,000. This increase resulted from new game and operating system development costs as well as from additional expenses in the development of the Company's new continuous multi-deck shuffler system, the King(TM).

INTEREST INCOME, NET:

Interest income, net, was $97,000 in the current third quarter and $183,000 for the current nine month period, compared to $62,000 and $254,000, respectively, in comparable periods in the prior year. This increase in the current year third quarter is due to higher interest bearing investment account balances during the quarter. Investments were $4,296,000 as of July 31, 2000 compared to $4,109,000 as of July 31, 1999.

INCOME TAXES:

The Company recorded income tax expense at an effective rate of 37.0% for the current third quarter and 36.4% for the current nine months compared to the tax provision of 36.0% for the comparable periods in fiscal 1999, reflecting a decreased tax benefit from the Company's foreign sales corporation in the current year.

EARNINGS PER SHARE:

Diluted earnings per common share were $.27 for the current third quarter and $.80 for the current nine month period, compared to $.19 and $.47 for the respective prior year periods. Diluted weighted average common shares decreased to 7,675,000 in the third quarter, and 7,527,000 for the nine months, compared to 7,935,000 and 8,028,000 in comparable prior year periods, due to the repurchase of 585,000 shares of common stock during fiscal 1999 and 392,500 shares during fiscal 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company had cash, cash equivalents and investments totaling $5,683,000, compared to $5,641,000 at October 31, 1999. The current ratio increased to 2.5 to 1 from 1.9 to 1 at October 31, 1999, while working capital increased to $9,484,000 at July 31, 2000 from $7,427,000 at October 31, 1999. Cash provided by operations totaled $7,586,000 in the current nine month period, compared to cash provided by operations of $6,336,000 in the first nine months of last year. Significant items under cash flows from operating activities in the first nine months of fiscal 2000 included net income of $5,992,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, and deferred taxes which totaled $5,024,000, compared to net income of $3,803,000 and non-cash charges of $3,626,000 in the first nine months of last year. The payment of an accrued expense of $2,750,000 under the Company's settlement with Progressive Games, Inc. in December 1999 was a significant use of cash for operating activities in the first nine months of the current fiscal year.

Investing activities included cash used in the first nine months of the current fiscal year for capital expenditures totaling $4,673,000 for net additions to leased gaming equipment and game products as well as other fixed assets. Financing activities included the repurchase of $3,267,000 in common stock during the first quarter of the current fiscal year and the issuance of 94,000 shares of common stock for $770,000 pursuant to the exercise by non-officer employees of options granted under the 1993 Stock Option Plan.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        10.18 Executive Employment Agreement, by and between Shuffle Master, Inc. and Joseph J. Lahti, dated November 1, 1999 (confidential treatment requested as to portions).

        10.19 Executive Employment Agreement, by and between Shuffle Master, Inc. and Gary W. Griffin, dated December 1, 1999 (confidential treatment requested as to portions).

        27.0    Financial Data Schedule

    b)  Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date:   September 6, 2000



/s/ Gary W. Griffin
--------------------------------------
Gary W. Griffin
Chief Financial Officer



/s/ Gerald W. Koslow
--------------------------------------
Gerald W. Koslow
Corporate Controller