Form 10-K405
period 2000-10-31
SHUFFLE MASTER INC
filed 2001-01-29
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)
_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 X for the fiscal year ended October 31, 2000, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          COMMISSION FILE NO. (0-20820)
                       ----------------------------------

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                     41-1448495
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

        10901 VALLEY VIEW ROAD
        EDEN PRAIRIE, MINNESOTA                                55344
(Address of principal executive offices)                     (Zip Code)
                                  952-943-1951
              (Registrant's telephone number, including area code)

                     --------------------------------------

               Securities registered pursuant to Section 12 (b) of
                 the Act: None Securities registered pursuant to
                           Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

                     --------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes _X_         No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

      As of January 18, 2001, 10,913,662 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $189,625,000 based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 23, 2001 (Fiscal 2000 Proxy Statement).

                                TABLE OF CONTENTS

                                     PART I


                                                                            PAGE

Item   1.    Business                                                         1

Item   2.    Properties                                                      12

Item   3.    Legal Proceedings                                               12

Item   4.    Submission of Matters to a Vote of Security Holders             12


                          PART II


Item   5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       13

Item   6.    Selected Financial Data                                         14

Item   7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       15

Item   7A.   Quantitative and Qualitative Disclosures about
                   Market Risk                                               20

Item   8.    Financial Statements and Supplementary Data                     21

Item   9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       38


                         PART III


Item   10.   Directors and Executive Officers of the Registrant              38

Item   11.   Executive Compensation                                          38

Item   12.   Security Ownership of Certain Beneficial Owners and
                    Management                                               38

Item   13.   Certain Relationships and Related Transactions                  38


                          PART IV


Item  14.    Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                              38

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements. Such statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of Shuffle Master Inc.'s (the "Company") existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; delays in development, regulatory or manufacturing schedules by third parties upon which the company depends for supply of certain slot game products; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; current and/or unanticipated future litigation; regulatory and jurisdictional issues involving the Company or its products specifically, and for the gaming industry in general; general and casino industry economic conditions; the financial health of the Company's casino and distributor customers both nationally and internationally; and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

GENERAL

      The Company was incorporated in Minnesota in 1983. The Company develops, manufactures and markets automatic card shuffling equipment (shufflers), and gaming products such as table games, slot machine game software and slot machine operating system software for the gaming industry. The Company's growth strategy is to develop or acquire innovative gaming products and systems, including productivity enhancing equipment, new table and slot games, and slot game technology, and market these products worldwide.

      Casino gaming is found in 32 states in the United States (including states in which such gaming is found only on Indian lands, card rooms or off-shore cruises) as well as in numerous countries worldwide. The Company estimates that there are approximately 18,000 table games in North America, and over 10,000 additional tables worldwide. Casino gaming grew tremendously over the last decade, and the Company believes both the North American and international markets for gaming-related products will continue to expand. However, the mix of table games and slot machines varies considerably by casino and jurisdiction.

      The Company develops and markets shuffler products suitable for use with the vast majority of table games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 2000, the Company estimates that there are approximately 6,660 of the Company's shufflers installed in casinos or other legal gaming establishments: 2,935 units on lease and 3,725 units sold.

      The Company also develops and markets table games and licenses these products to casinos. Current revenue generating table games include the Let It Ride(R) basic game, Let It Ride Bonus(R) game and Three Card Poker(R) game. The Let It Ride(R) basic game was introduced in October 1993. Let It Ride The Tournament(TM) was launched in May 1995, and, in August 1997, the Company introduced the Bonus version of the game. The Bonus version has since replaced the Tournament version in all but one jurisdiction. In May 1999, the Company acquired the Three Card Poker(R) table card game from its developer and distributor. As of October 31, 2000, there were approximately 1,001 of the Company's table games installed in casinos.

      In addition to table games in its line of gaming products, the Company also develops and markets games for slot machines. As of October 31, 2000, the Company actively marketed Press Your Luck(TM), The Three Stooges(R), Let's Make A Deal(R), Five Deck Poker(R), and Let It Ride Bonus Video(R), with additional games under development. As of October 31, 2000, the Company had 545 slot machine games installed in casinos. During fiscal 2000, the Company made progress in the development of its slot game business in a number of areas:

     * In April 2000, the Company granted a non-exclusive license to a slot game manufacturer to use the Company's proprietary math algorithm for controlling win odds in a slot gaming machine. The underlying technology was acquired in 1997 from Mark Yoseloff, now a Director and President of the Company. The license included a non-refundable, $1,000,000 up-front activation fee, plus ongoing fees related to placement of slot games using this technology. As of October 31, 2000, the manufacturer had placed 161 slot games that used the algorithm.

     * In July 2000, the Nevada Gaming Control Board approved a video slot game version of Press Your Luck(TM) based on the popular television game show appearing in the early 1980's. This was the first game to be developed and commercially operated using the Company's internally developed a slot machine operating system.

     * Also in July 2000, the Company entered into a licensing, development, and marketing agreement with International Game Technology ("IGT") enabling IGT to develop and manufacture slot games based on certain of the Company's licensed intellectual properties: Let's Make A Deal(R), The Three Stooges(R), and The Honeymooners(TM). The Company expects these games to be launched in fiscal 2001. The Company had previously introduced versions of Let's Make A Deal(R)and The Three Stooges(R)with Bally Gaming, Inc. and Acres Gaming, Inc., respectively.

THE COMPANY'S PRODUCTS

      GAME EQUIPMENT

      SHUFFLERS. The Company's card shuffler products, marketed under the trademark Shuffle Master Gaming(R), ACE(R), and King(TM) are automatic card shuffling machines designed to be used with table games in casinos and other legal gaming establishments. The Company's shufflers offer several benefits to the Company's casino customers, including enhanced security and increased productivity. Opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. Because the shufflers shuffle or sort one or more decks while a game is being played, down time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and "win" for the casino. In fiscal 2000, the Company introduced a revolutionary continuous multi-deck shuffler marketed to casino customers under the King(TM) name. This product represents the state of the art in continuous card shuffling, featuring a design that eliminates card counting and tracking and also provides increased productivity over the Company's multi-deck batch shuffler.

      Shuffler lease and sales revenue accounted for approximately 57% of the Company's revenue in fiscal 2000. The Company markets three types of shufflers:

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

     The initial model single deck shuffler and its variations are designated as the BG series. While many BG units are still operating, a substantial portion of those on lease have been replaced by the Company's newer ACE(R) single deck model, introduced in fiscal 1999. Single deck shufflers are used with specialty card games such as the Company's own Let It Ride(R) and Three Card Poker(R) games and other non-Shuffle Master games such as Caribbean Stud Poker(R) and Pai Gow Poker. Since the Company's single deck machines form hands of cards from a "fresh" deck prior to each round of play, the security of these games is enhanced by reducing the opportunity for dealer card manipulation. The Company's single deck shufflers also minimize dealer errors in delivering the proper number of cards and speed up game play.

     Since its introduction in 1999, sales and lease placements of the Company's ACE(R), its newest single deck card delivery system, have grown significantly. Unlike the BG models, the ACE(R) does not shuffle cards in a mainly mechanical manner that mimics a hand shuffle. Instead, the ACE(R) sorts cards into shelves on a vertically moving elevator in random order according to computer generated instructions. Software instructs the ACE(R) to put the appropriate number of randomly selected cards in each shelf as necessary to create the required hands for the specific game being played. Shelves then dispense the hands in random order. Hands are delivered more quickly than the Company's BG model single deck shufflers. The ACE(R) is smaller, has fewer moving parts, requires less service, has a universal power supply for international electrical current, is easily programmable by casino pit personnel to be used with a variety of single deck games, and tracks and displays usage and hands played data for the casino operator.

     * MULTI-DECK BATCH. The Company's MD series multi-deck card shufflers shuffle a batch of two to eight decks of cards at a time, primarily for blackjack or mini-baccarat table games. When the shuffling of a batch is complete, the dealer then manually unloads the shuffled decks and places them in a standard card shoe. The multi-deck shuffler is then available to shuffle a second batch of cards while the first batch is played. The majority of blackjack games are played with multiple decks of cards. Certain jurisdictions require that blackjack be played with four or more decks. The Company estimates that blackjack tables represent approximately 70% of casino table games, excluding poker rooms.

     * MULTI-DECK CONTINUOUS. During fiscal 2000, the Company introduced its next generation multiple deck card delivery system, the King(TM), which continuously "reshuffles" cards immediately after they are played using the same sorting process as the ACE(R). Designed for use with multi-deck blackjack and mini-baccarat table games, the King(TM) is based on the same basic design and chassis as the ACE(R). The continuous model uses a larger elevator with more shelves and an integrated mechanical shoe. Cards played in any given hand are collected by the dealer at the completion of the hand, reloaded into the machine and immediately sorted in random order. Cards are then mechanically delivered into the shoe when sensors in the shoe call for additional cards. The speed of the shuffling and delivery action allows the shoe to operate with only a small buffer of cards. The machine can shuffle cards quickly enough to keep up with the normal pace of dealing hands. It is possible for cards dealt in one hand to be re-dealt in the next hand, which eliminates card counting and tracking. The Company expects that casino demand for its continuous shufflers will be driven by interest in improved game security and table productivity. The feed system was redesigned in early fiscal 2000, increasing market acceptance.

      DISTRIBUTED EQUIPMENT. During fiscal 2000 the Company distributed, serviced and shared in the profits from the lease and sale in the U.S. and the Caribbean of TCS America, Inc.'s' Chipper Champ(TM) chip sorting product line and certain other TCS products. Chipper Champ(TM) machines sort chips at roulette tables and serve both to save labor and add security by detecting counterfeit chips. Other TCS products distributed by the Company include roulette winning number displays, roulette wheel analysis products and air rails used to move smoke away from gaming tables. This business arrangement is being phased out in early fiscal 2001.

      GAMING PRODUCTS

      TABLE GAMES. The Company first began offering table games to increase demand for its shuffler line. Driven by the success of Let It Ride(R) and Three Card Poker(R), table games accounted for approximately 31% of the Company's revenue in fiscal 2000. The Company markets the following table games to casinos:

     * LET IT RIDE(R). The basic Let It Ride(R) table game is a patented five card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate, but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table, and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players, and winning hands are paid according to a predetermined payout schedule.

      The basic Let It Ride(R) game was approved by the Nevada Gaming Control Board in August 1993 and the Company began licensing it to casinos in October 1993. As of October 31, 2000, the basic Let It Ride(R) table game was approved for play in 36 United States gaming jurisdictions in 25 states, seven Canadian provinces and 16 other foreign countries.

     * LET IT RIDE BONUS(R). The Let It Ride Bonus(R) game was introduced in August 1997 and provides a format that adds a bonus paytable to the basic Let it Ride(R) table game. It is played in the same manner as the basic game except that the player has an option to make a $1 side wager, also known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Participation data gathered in 2000 shows that participation in the bonus bet in major gaming venues was in excess of 85%. As of October 31, 2000, the Let It Ride Bonus(R) game was approved for use in 29 United States gaming jurisdictions in 22 states, including all major gaming markets, four Canadian provinces, and five other foreign jurisdictions.

     * LET IT RIDE THE TOURNAMENT(TM). This version of Let It Ride(R) was launched in May 1995. In Let It Ride The Tournament(TM) players were eligible for both bonus payouts and the opportunity to advance to a multi-round playoff. Formerly offered on a company-sponsored jurisdiction-wide basis in Nevada and Mississippi, the Tournament is now offered only as requested by casino customers who wish to host a playoff event, and is currently operated on a continual basis in only one tribal casino. The Company generates revenue from this tribal casino on a monthly fixed-fee basis. The casino is solely responsible for payout of the Tournament cash awards.

     * THREE CARD POKER(R). The Company acquired the rights to Three Card Poker(R), a patented table game, in May 1999 from its developer and distributor, Derek Webb and Prime Table Games. In this game, players place wagers on three card stud hands, with options to bet against the dealer, bet on the value of their own hand, or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain hands when wagering against the dealer. When acquired, Three Card Poker(R) was approved for play in eight United States gaming jurisdictions. As of October 31, 2000, the Three Card Poker(R) game was approved for use in 31 United States gaming jurisdictions in 21 states, two Canadian provinces, and three other foreign jurisdictions.

      For fiscal 2000, all of the Company's table game products were licensed to casinos for a fixed monthly license fee.

      SLOT GAME OPERATING SYSTEM. In fiscal 2000, the Company completed the development of the first generation of its open-access slot machine operating system and began licensing the system to third party game developers and manufacturers. The Company has not yet received revenue from these licensees and such revenue is dependent on licensees placing revenue-generating machines using the system. The operating system software is used in conjunction with a standard PC-based computer circuit board manufactured by an electronics industry computer circuit board supplier driving an interface board customized to a particular cabinet. The software is Linux-based and drives game and game machine functions in a manner analogous to the functions of popular operating systems in personal computers.

The Company believes that by providing a standard software environment, which may be used either in new slot machines or, with a specific adaptor board, to retrofit older slot machines, it will attract the commercial interest of both game developers and casino customers. The standardized development environment is expected to allow third party game developers to bring new slot games to the market in a more cost effective manner. Casino operators expect that the system will allow them to inexpensively update old machines with new games and technology, and extend the useful life of machines by allowing for use of multiple games on the same machine.

The Company plans to generate revenue with the operating system by charging a low daily fee for a use license that will include maintenance and upgrades for the system. Installations of the operating system are expected to be driven by the Company's ability to market games to be used in retrofitting older slot machines, by the Company marketing new proprietary or custom designed games directly to casinos, and by third party licensees marketing their own games using the operating system. The Company believes that the success of the its operating system plans will depend primarily on its ability to attract game developers, procure sources of games, and/or develop games for the operating system internally. As an initial step in this direction, the Company began to roll out its first operating system-based game, Press Your Luck(TM), in fiscal 2000. The cabinets and components for Press Your Luck(TM) are manufactured by contract vendors, and final assembly work is completed in the Company's Las Vegas, Nevada manufacturing facility. Additional games are in development.

      SLOT GAMES. The Company develops and markets game concepts and software programs for use on slot machines, either on its own or through agreements with third parties. Actively marketed products include Press Your Luck(TM), Let's Make A Deal(R) and The Three Stooges(R). The Company is developing (either on its own or in cooperation with IGT) or awaiting gaming approval on a number of additional products for future commercialization, including new versions of Let's Make A Deal(R) and The Three Stooges(R), and first roll-outs of The Honeymooners(TM), Slot Market(TM), Big Dogs(R) and Bigfoot(R). Slot game revenue accounted for approximately 4% of the Company's revenue in fiscal 2000. Descriptions of revenue-generating slot products follow:

     * PRESS YOUR LUCK(TM). In fiscal 2000, the Company received approvals in Nevada for its first video wagering game that runs on its own operating system and platform. Additionally, Press Your Luck(TM) has received approval for placement in California, New Mexico, Iowa, Connecticut, Kansas, Michigan (tribal), and Mississippi (tribal), with additional approvals pending.

     * THE THREE STOOGES(R). A three-reel slot version of The Three Stooges(R) slot game received gaming approval in Nevada in the first quarter of fiscal 2000. This version of the game was jointly developed with Acres Gaming, Inc. and is approved and installed in Nevada, California, Iowa, and Michigan.

     * LET'S MAKE A DEAL(R). The Company and Bally Gaming, Inc. jointly introduced this five-reel video slot game based on the popular television game show after receiving approval from the Nevada Gaming Control Board in March 1999. The game is now approved and installed in Nevada, Connecticut and New Jersey.

     * FIVE DECK POKER(R). Originally purchased in 1997 as part of the acquisition of a slot games library from Dr. Mark Yoseloff (now a Director and President of the Company), Five Deck Poker(R) is a variation of video draw poker that deals cards in each of the five card positions on the screen from a separate and independent deck. The possibility of suited hands that is not available in single deck video poker, such as a suited three of a kind, allows a greater variety of winning poker hands and greater frequency of middle pay hands. Five Deck Poker(R) games are installed in New Jersey, Nevada, Connecticut and Minnesota.

Games in development and expected to be introduced in fiscal 2001 include:

     * LET'S MAKE A DEAL(R), THE THREE STOOGES(R) AND THE HONEYMOONERS(TM). In fiscal 2000, the Company entered into an agreement with IGT to redesign and reintroduce Let's Make A Deal(R) and The Three Stooges(R) and to develop a game based on The Honeymooners(TM) TV series, all to be offered on the IGT 80960 igame(TM) platform. Gaming approval of these games is expected in fiscal 2001.

     * SLOT MARKET(TM), BIG DOGS(R), AND BIGFOOT(R). In fiscal 2000, the Company showcased three new video games at the World Gaming Congress and Expo that it expects will become part of its library of games that run on its new operating system. The Company expects to obtain gaming approval for all three games in fiscal 2001.

SIGNIFICANT PRODUCT RELATED AGREEMENTS

     * LICENSING, DEVELOPMENT, MARKETING AGREEMENTS WITH IGT FOR LET'S MAKE A DEAL(R), THE THREE STOOGES(R) AND THE HONEYMOONERS(TM). In July 2000, the Company entered into agreements that licensed IGT to develop and manufacture gaming machines based on these television game and comedy shows. Under these agreements, IGT will develop the games for, and manufacture the games on, IGT's 80960 igame(TM) platform, and the Company will market the games throughout North America (except for The Three Stooges in the state of Washington). After the Company and IGT are each reimbursed for certain expenses, the revenues generated from the placement of these games will be split equally between the Company and IGT in consideration for resources and services provided by each.

     * SLOT GAME OPERATING SYSTEM AGREEMENTS. The Company has entered into License Agreements for its operating system with Anchor Gaming, Mikohn Gaming Corporation, Fleetwood Manufacturing, Inc, and Spintek Gaming Technologies. These Agreements provide that the Licensees may use the Company's operating system to program and operate gaming devices and, in return, will pay the Company a fixed rate per day (depending on volume) for each revenue generating gaming device in which the operating system is used. The Company is responsible for the maintenance and upgrade of the operating system.

     * CROSS-LICENSING AND CROSS-SUPPLIER AGREEMENTS WITH MIKOHN GAMING. Under these agreements the Company will receive approximately $580,000 per year over five years from Mikohn for the license of certain intellectual property and had entered into cross-supplier agreements covering the purchase of shufflers by Mikohn and the purchase of signage, controllers, and table game displays by the Company.

     * THE THREE STOOGES(R) LICENSE AGREEMENT WITH ACRES GAMING, INC. In March 1999, the Company entered into a game development and marketing agreement with Acres Gaming, Inc. to jointly develop, market and distribute a casino slot game using the sounds and images of The Three Stooges(R) enabled by Acres' Bonusing Technology(TM) and plasma flat panel video screens. The Three Stooges(R) slot game has received approval for casino installation in Nevada, Iowa, and Michigan.

     * DISTRIBUTION AGREEMENT WITH TCS AMERICA, INC. In January 1999, the Company entered into a profit sharing and distribution agreement with TCS America, Inc. that provides the Company the exclusive right in the United States and Caribbean to distribute, sell, lease and service certain gaming related equipment manufactured by TCS. Equipment covered by this agreement includes TCS' Chipper Champ(TM) and Chipper Champ Plus(TM) casino chip sorting machines as well as TCS' roulette number display systems. In January 2001, the Company amended this agreement to sell its interest in TCS equipment under this agreement back to TCS at the Company's adjusted net book value, effectively terminating its distribution arrangement with TCS America. This does not affect the Company's agreement with TCS, Ltd. to sell and distribute Shuffle Master products in the Eastern hemisphere.

     * LICENSING AGREEMENT WITH IGT. In October 1998, the Company entered into a licensing agreement with IGT that allows the Company to develop and market its games for use on IGT slot machine platforms. In exchange for the license the Company pays IGT a royalty based on a percentage of revenue generated by the Company's games, which are installed on IGT slot machine platforms. The Company is currently marketing Five Deck Poker(R) under this agreement.

     * LET'S MAKE A DEAL(R) LICENSE AGREEMENT WITH BALLY GAMING, INC. In April 1998, the Company entered into a joint marketing agreement with Bally Gaming, Inc. to market a video slot version of Let's Make A Deal(R), the popular and long-running television game show hosted by Monty Hall. In August 2000, the Company amended this agreement to make the licensed intellectual property under this agreement non-exclusive. The Company will receive a preferential share of game net operating profits and will have a right to sell Let's Make A Deal(R) slot machines back to Bally at the Company's adjusted net book value.

CUSTOMERS AND MARKETING

      The Company created the market for shufflers with the introduction of its innovative product line in 1992, focusing its early marketing efforts on Las Vegas and Reno, Nevada casinos. Today the Company's shuffler products are broadly placed in casinos throughout North America, with increasing presence internationally. As of October 31, 2000, the Company had placed its game equipment and gaming products in over 530 casinos throughout the world.

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

      The Company's table game product line includes Let It Ride(R) and Three Card Poker(R). The Let It Ride(R) table game was introduced to the gaming market in Nevada in 1993, and has become an established specialty game due to its broad appeal to players who enjoy a more casual, social card game, or who are new to or intimidated by table games. In North America, the Company markets the different versions of the game directly to casinos. In selected international jurisdictions, the Company markets the basic version of the game through its international distributor, Technical Casino Supplies, Ltd. ("TCS"). In May 1999, the Company acquired Three Card Poker(R), which the Company believes to be the fastest growing (in revenues) table game in the casino industry. The game is marketed in the same manner as the Company's other table games. In fiscal 2000, the Company began marketing Three Card Poker(R) outside U.S. markets.

      In North Central and South America, Shuffle Master sells and services its shuffler, table game and slot products through its own direct sales force and service department. As of October 31, 2000, the Company had 15 sales employees and 74 service employees, with 49 service employees in 23 field locations and 25 service employees based in the Company's Las Vegas facility.

      Outside of North, Central and South America, the Company markets its shuffler and selected other products primarily through its international distributor TCS. This exclusive distribution relationship was established in February 1998. TCS is a privately held international gaming products manufacturing and marketing company with headquarters in London, England. TCS has field sales offices located in Spain, Australia, South Africa and the United States.

      The Company's detailed marketing and distribution plans for its slot game operating system are in constant development in parallel with the evolution of the technology and business opportunity. The Company's business strategy is currently focused on establishing multiple points of market entry for its operating system, including direct and OEM channels for placement and use of the operating system in new slot machines and in older slot machines through retrofit installations. As in all dynamic markets, the Company's plans are subject to change.

      In order to market its products, the Company is subject to jurisdictional licensing requirements, and must obtain approvals for all of its products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists. See additional discussion under "Regulation."

EXPORT SALES

      In fiscal 2000, 1999, and 1998, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 22%, 17%, and 24% respectively, of total revenue.

PRODUCT SUPPLY OPERATIONS

      The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shufflers, Let It Ride Bonus(R) tables, slot machines, slot machine operating system conversion kits, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures some parts at its in-house machine shop. Parts are used for product assembly as well as service needs. Slot product supply operations include procuring slot machines, slot machine cabinets and associated equipment for lease or sale as required for the business, and will also include procuring and stocking parts needed to retrofit casino-owned machines for new games. The Company strives to ensure that multiple suppliers exist for critical components, and periodically solicits bids from various suppliers to ensure competitive pricing. Final assembly and quality control checks are conducted by the Company's employees in Las Vegas, Nevada.

RESEARCH AND DEVELOPMENT

      The Company believes that one of its strengths involves identifying new product opportunities and developing new products anywhere from the conceptual stage through to commercialization. The Company believes it has achieved a reputation for innovation and service, based on its development and the market success of its shuffler and table game products, and most recently, its development of a PC and Linux-based slot machine operating system. The Company expects to continue to spend a significant portion of its annual revenues on research and development, including the acquisition of intellectual property from third parties.

      GAME EQUIPMENT. The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new products. The engineering staff has extensive experience in card shuffling requirements and solutions and, excluding the conceptual beginning of the first single deck shuffler, has been instrumental in the development of all of the Company's shuffler products. During fiscal 2000, substantial progress was made on the development of the Company's shuffler products, resulting in the market launch and further enhancement of the King(TM) continuous shuffler, and making substantial progress in the design of future shuffler products, such as the Deck Mate(TM), a model adapted from the ACE(R) design for hand-pitched single deck specialty and blackjack games. Resources WILl continue to be allocated to such projects to support the Company's efforts to maintain and enhance its market leader position.

      GAMING PRODUCTS. In fiscal 2000, the Company's gaming product development group continued to improve and enhance its new slot game operating system, worked on developing gaming related technology and slot game concepts internally, and evaluated third party game products. The Company's game development efforts include work in market research, creative game design, game programming, prototype development, and statistical paytable evaluation and design. Operating system work includes efforts in core software, protocol and driver programming, development kit programming and documentation, and game programming. With significant emphasis on new gaming products as a future revenue source, the Company expects to increase the resources devoted to game and gaming technology development.

      Overall, the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its existing products. The Company anticipates that research and development will continue to account for a significant portion of its total expenditures. Research and development expenses were $4,958,000, $3,468,000 and $2,462,000 in fiscal 2000,
1999, and fiscal 1998 respectively.

COMPETITION

      GAME EQUIPMENT. Automatic card shufflers and chip sorting machines have been developed by several other companies, and Shuffle Master believes that those companies are continually working to obtain regulatory approval and commercial placement of their equipment. In recent years, several competitive shuffler products have been placed in casinos in modest quantities, including those offered by Casinos Austria Research and Development (an Austrian company marketing the Shuffle Star continuous shuffler), Gaming Products Pty. Ltd. (an Australian company marketing the Quick Draw continuous shuffler and a single deck shuffler design) and Casinovations (a U.S. company marketing a multi-deck batch shuffler). While reliable information on all competitive placements is not practically obtainable, the Company believes that no product has achieved worldwide placements in excess of 600 units. The Shuffle Star has no substantive presence in the U.S., while Casinovations has little presence outside the U.S. The Quick Draw products can be found in a small number of casinos in the U.S. and Australia. In general terms, competition has achieved placements by offering products at prices that are often lower than the Company's prices. The Company believes that it has the only complete line of shuffler products, including single deck, multi-deck batch and multi-deck continuous shufflers, and that its products provide higher levels of reliability and security. In addition, the Company's shuffler products are supported by a national and international service network that other companies cannot easily duplicate. These beliefs notwithstanding, the Company cannot provide assurances that a competitive product will not gain substantial placements in the future.

      GAMING PRODUCTS. The success of table games such as Let It Ride Bonus(R), Let It Ride(R) basic and Three Card Poker(R) and slot games such as the Company's Let's Make A Deal(R), Press Your Luck(TM), The Three Stooges(R), and Five Deck Poker(R), depend not only on casinos deciding to use such products, but also on acceptance by players. Player acceptance of a game often correlates to the frequency and amount of money returned during play, as well as the availability and appeal of the game compared to other games.

      In general, there are continual efforts by small companies and entrepreneurs to develop and market table games, although few are successful and many do not compete directly with the Company's products. The Company's major competitor in specialty table games is Mikohn Gaming Corp., which markets the Caribbean Stud Poker(R) game through its Progressive Games, Inc. subsidiary. The Company believes that there are approximately 900 Caribbean Stud Poker tables worldwide.

      The marketing of slot games to the casino industry is highly competitive. A number of the Company's slot game competitors and potential competitors have significantly greater research, development, manufacturing and marketing capabilities and have greater financial and personnel resources than the Company.

      The competitive environment in slot game operating system software is constantly evolving and difficult to observe. The Company is aware that a number of large, well established slot machine manufacturers are developing or have developed PC-based hardware and software platforms that may directly or indirectly compete with the Company's slot machine operating system. The Company is unable to compare its technology to that of its potential competitors because such competing technology is not yet in the marketplace and is generally kept confidential. The Company believes, however, that no other competitor has plans to offer, as a standalone product or otherwise, a standardized software and hardware environment that is open to all potential users and that is applicable to a variety of gaming machines, new or used. To use the Company's operating system in a given slot machine it is necessary for the Company to create the electronic interface boards and software interfaces to operate the components in a particular machine design. The Company believes that slot machine manufacturers that depend on new slot machine sales for revenue growth are unlikely to pursue the Company's strategy of marketing an open access, industry standard operating system because of the likelihood that such a strategy would reduce new machine sales.

PATENTS AND TRADEMARKS

      PATENTS. Since 1989, the Company has been awarded or has purchased 25 United States utility patents, two United States design patents and 22 international patents related to its shuffler and game technologies. Products protected in whole or in part by these patents include the BG single deck shuffler series, the MD multi-deck shuffler series, the ACE(R) single deck shuffler, Let It Ride(R) stud poker, Five Deck Poker(R), Three Card Poker(R), the Yoseloff proprietary reel mapping algorithm, a variety of new games that have not yet been introduced, and some additional bet detection and card shuffler technology. Most of these patents have a life of 20 years from the date the patent application was filed. No patent will expire before the year 2007.

      In fiscal 2000, the Company received a patent on a math algorithm for controlling win odds in a game machine. A second patent describing a method of controlling win odds in a slot machine will issue in the first half of 2001. The Company licensed this technology to a slot machine manufacturer and will continue to earn licensing revenue in fiscal year 2001.

      Six new U.S. utility patents, one U.S. design patent and four international patents were issued to the Company in fiscal 2000 and it expects to receive at least eight new patents in early calendar 2001. Patent applications filed in 2000 seek protection for innovations in card handling technology, slot and video game system architecture, live table game equipment and game play methods. A patent application protecting the King(TM) shuffler has been allowed and should issue in fiscal 2001. No assurance can be given that any such patents will issue, or that the patents currently held or new patents that may issue will be valid or will provide any competitive protection for the Company's products.

      TRADEMARKS. The Company owns 29 federal trademark registrations in the United States and 41 international trademark registrations for Let It Ride(R), Let It Ride Bonus(R), Let It Ride The Tournament(TM), Three Card Poker(R), Shuffle Master Gaming(R) and others. The Company currently has 36 pending U.S. trademark applications, as well as numerous foreign trademark applications. The Company has sought protection for a number of names it plans to use in the future.

      INFRINGEMENT AND INTELLECTUAL PROPERTY PROTECTION. The Company is not aware that any of its card handling products, game play methods or operating system technology infringe the patents and other intellectual property rights of others. In addition to patents, the Company protects much of its intellectual property with copyrights, trademarks and non-disclosure agreements. No assurance can be given that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of a valid patent, copyright, trademark or trade secret protection, the Company would be vulnerable to competitors who would lawfully attempt to copy the Company's products.

EMPLOYEES

      As of December 31, 2000, the Company had 189 full-time and seven temporary employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

REGULATION

      OVERVIEW. The manufacture, sale, lease, license and distribution of the Company's products require various licenses, permits and approvals and the Company is subject to laws and regulations by authorities in most jurisdictions in which its products are used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company and its management, can be lengthy and expensive. Generally, each product must also be reviewed and approved by each gaming authority. The detail and extent of the review process depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. In general, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable.

      The Company is licensed as a manufacturer and distributor of gaming devices and an operator of inter-casino linked systems in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and/or distributor licenses in numerous other jurisdictions throughout North America. Most Company licenses must be renewed annually. The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although approvals for the Company's current products have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its management personnel will receive nor maintain any necessary gaming licenses, other approvals or findings of suitability.

      SHUFFLERS. The Company has obtained approvals for its shuffler products in 48 jurisdictions in North America and has filed for approval of its shuffler products and related software in certain other jurisdictions. The Company's card shufflers and related software are classified and approved as associated equipment in Mississippi, Louisiana, Illinois, and a number of other jurisdictions and as gaming equipment in Nevada, New Jersey, Missouri and Iowa. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but, due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Gaming equipment is defined in New Jersey as "any electronic, electrical, or mechanical contrivance or machine used in connection with gaming or any game." Although the classification of the shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

      TABLE GAMES AND RELATED EQUIPMENT. The Company has developed the Let It Ride(R) basic and the Let It Ride Bonus(R) games. The basic Let It Ride(R) game is approved in all major gaming markets in North America and numerous other gaming jurisdictions. The Let It Ride Bonus(R) table game, including the rules of play and related equipment, is approved in 33 jurisdictions in North America and the Company has filed for additional approvals in certain other jurisdictions. Apparatus related to the Let It Ride Bonus(R) table game is regulated in Nevada, Mississippi, New Jersey and most other jurisdictions as associated equipment. Three Card Poker(R) is approved for use in 33 jurisdictions in North America and submitted for approval in certain others. Similar approvals are required before the Company's table games and apparatus related to such table games can be marketed in other jurisdictions. The Company conducts business only in those jurisdictions where it has secured required approvals for its products.

      SLOT GAMES. Most, if not all, gaming authorities classify the Company's slot game machines and software as gaming devices. A gaming device is generally defined as a video slot or video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary somewhat for each jurisdiction in which the Company distributes its video slot products, there are approval, reporting, and notice requirements common to all major gaming markets in North America. Additionally, video slot game machines and software are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. A gambling device is generally defined under the Federal Act as any "so-called video slot machine or mechanical device or machine, including certain essential parts." In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its federal registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

      GENERAL REGULATION OF STOCKHOLDERS OF PUBLICLY TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's common stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, and undergo investigation to be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of the Company's common stock are subject to certain reporting procedures and may be subject to background investigations, including submission of personal and financial information required in order to be licensed, qualified or found suitable as such.

      ADDITIONAL NEVADA REGULATORY MATTERS. The Company is subject to the Nevada Gaming Control Act (the "Nevada Act"), and to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Authorities").

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) application of appropriate accounting practices and procedures;
(iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues; (iv) record-keeping and reporting to the Nevada Gaming Authorities; (v) fair operation of games; and (vi) the raising of revenues through taxation and licensing fees.

      The Company has registered with the Nevada Commission as a publicly traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices and an operator of inter-casino linked systems. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, slot game, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and the Nevada Commission and the Company must regularly submit detailed financial and operating reports to the Nevada Commission. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

      Officers, directors and certain key employees of the Company are required to be found suitable by the Nevada Commission, and employees associated with gaming must obtain work permits, which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the issuing agency. Changes in certain key positions must be reported to the issuing agency. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

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

ITEM 2.  PROPERTIES

      The Company leases an approximately 32,000 square foot facility in Nevada for substantially all of its business activities, except shuffler machine and table game apparatus research and development, which operates out of an approximately 5,000 square foot facility in Minnesota and for slot operating system and game software research and development, which operates out of an approximately 3,350 square foot facility in northern Colorado. The Company continues to maintain its corporate office in Minnesota, following completion of the consolidation of its facilities in Nevada in 1998. The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are suitable and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

      In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      STOCK LISTING

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 18, 2001, there were 327 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information collected prior to its 1999 annual meeting in March 2000, the Company estimates that it has 5,500 - 6,000 shareholders in total. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 2000 and 1999 and that are adjusted to reflect the three for two stock split that the Company Board of Directors approved in October 2000:

                                 2000                   1999
                          -----------------      ------------------
                            HIGH      LOW          HIGH     LOW
                          -----------------      ------------------

First quarter             $  6.17  $  5.33       $  6.09  $  4.33
Second quarter               8.37     5.67          5.50     4.33
Third quarter               11.33     8.17          6.83     4.50
Fourth quarter              14.96     9.00          6.46     5.04

      DIVIDEND POLICY

      The Company has not paid dividends on its common stock but rather retained earnings to provide for the Company's growth. No cash dividends are expected to be paid on the common stock in the foreseeable future.

      TRANSFER AGENT

      The Company's transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

ITEM 6.  SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS                2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

     INCOME STATEMENT
     Revenue                                                   $38,860    $28,926    $27,124    $28,736    $22,587
     Income from Operations                                     13,149      5,286      4,313      6,686      5,550
     Net Income from Continuing Operations                       8,537      3,598      3,343      5,122      2,768
     Net Income                                                  8,537      3,598      3,343      5,122      2,768
     Weighted Average Shares Outstanding, assuming dilution     11,405     11,942     14,630     16,275     16,940


AS OF OCTOBER 31,

     BALANCE SHEET
     Cash, Cash Equivalents and Investments                    $ 6,619    $ 5,641    $ 8,472    $16,306    $26,478
     Working Capital                                            12,068      7,427     11,352     20,736     27,845
     Total Assets                                               34,614     30,605     28,293     40,726     45,297
     Long-term Debt                                                 97        677      1,217      1,718         --
     Shareholders' Equity                                       28,010     21,402     21,895     34,111     39,139
     Common Shares Outstanding                                  10,876     11,212     12,022     14,952     16,765
     Current Ratio                                                2.85        1.9        3.2        5.4        5.7


PER COMMON SHARE

     Earnings from Continuing Operations                       $   .79    $   .30    $   .23    $   .31    $   .17
     Earnings from Discontinued Operations                          --         --         --         --         --
     Earnings per Common Share, basic                              .79        .30        .23        .31        .17
     Earnings per Common Share, assuming dilution                  .75        .30        .23        .31        .17
     Book Value                                                   2.58       1.91       1.82       2.28       2.33
     Dividends Declared                                             --         --         --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

      Shuffle Master, Inc. (the "Company") is a supplier of card shuffler products, table and slot games, and gaming related software to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shufflers and table games, with slot games and operating system software having been added more recently. The Company's current shuffler offering is available to casinos through either a purchase or lease option, table game products are available on a monthly license basis, and slot games and the Company's operating system are generally offered on a daily fee basis. The Company markets its shuffler products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor. During fiscal 2000 the Company also distributed and serviced a line of casino chip sorting machines and accessories.

      The Company's lease and licensing of its shuffler, table game and slot products to casino customers involves purchasing inventory for "builds" of products and subsequently transferring such inventory to systems and equipment leased.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

      REVENUE AND COST OF PRODUCTS

      Revenue for fiscal 2000 was $38,860,000, an increase of $9,934,000, or 34.3% from the prior year. Shuffler lease revenue was $13,118,000 in fiscal 2000 compared to $11,168,000 in the prior year, an increase of 17.5%. The installed base of shufflers on lease increased to 2,935 at October 31, 2000, from 2,253 units at October 31, 1999, an increase of 682 units, or 30.3%. Lease revenue increased at a lower rate than the unit increase due to both the first full year of the Company's strategy of leasing shufflers to certain customers on a part-time basis and the effect of competitive pricing in certain jurisdictions. As of October 31, 2000 the installed lease base of single deck shufflers on lease was 1,805 units, an increase of 401 units, or 28.6%, between the years. This increase was attributable to the net placement of 882 ACE(R) shufflers on lease in fiscal 2000, offset by a net reduction of 481 BG shufflers, the majority of which were exchanged for ACE(R) shufflers. In addition, as of October 31, 2000, the installed lease base of multi-deck shufflers was 1,130 units, an increase of 281 units, or 33.1%, between the years. This increase relates to the introduction and installation of 374 units of the Company's new continuous multi-deck shuffler, the King(TM), during fiscal 2000. Included in the total installed lease base of multi-deck shufflers were 756 multi-deck batch shufflers as of October 31, 2000, a decrease of 83 units, or 9.9%, from October 31, 1999. Shuffler sales in fiscal 2000 increased 62.6% to $7,709,000, compared to $4,740,000 in fiscal 1999. Unit sales totaled 770 in fiscal 2000 compared to 541 last year, an increase attributable to the sales of 344 ACE(R) and 151 King(TM) shufflers, new products introduced in 1999 and 2000, respectively. Current year unit sales included sales of 618 units and 152 units converted to a sale from a lease, as compared to 430 new unit sales and 111 conversions in the prior year. The average revenue per shuffler sold increased to $10,012 in fiscal 2000 from $8,761 in fiscal 1999 due to a change in the mix of shufflers sold toward domestic sales of higher-priced ACE(R) and King(TM) shufflers.

      Revenue from table games increased by $2,572,000 or 26.7% to $12,198,000 in fiscal 2000. Included in this category for fiscal 2000 was revenue from Let It Ride Bonus(R), Let It Ride(R) basic, sales of associated equipment for Let It Ride Bonus(R) and Three Card Poker(R). Let It Ride Bonus(R) table revenue increased by $1,651,000 to $8,477,000 as bonus table counts increased by 17.9% to 500 at October 31, 2000 from 424 at October 31, 1999. However, Let It Ride(R) basic table revenue decreased by $366,000 to $1,391,000 as the installed base of basic tables in casinos decreased to 186 at October 31, 2000 from 233 tables as of October 31, 1999. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus(R) tables. Three Card Poker(R) revenue increased by $809,000 to $1,242,000 in fiscal 2000 as table counts increased by 55.9% to 293 units at October 31, 2000 from 188 units at October 31, 1999. Finally, the Company received an incremental $577,000 in royalty income from Mikohn Gaming Corporation from cross-license agreements.

      Slot revenue increased by $1,039,000, or 94.7%, to $2,136,000 in fiscal 2000. This increase was primarily due to an increase of $837,000 to $1,170,000 in the Company's share of a full year's revenue from the Let's Make A Deal(R) video slot games jointly owned with Bally Gaming, Inc. Additionally, slot revenue included revenue from The Three Stooges(R), Press Your Luck(TM), and Five Deck Poker(R), as well as revenue from the licensing of the Company's new operating system. The installed base of slot games increased to 545 units at October 31, 2000 from 526 units at October 31, 1999. This installed base

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


included 216 Let's Make A Deal(R) games, 146 Press Your Luck(TM) games, 139 Five Deck Poker(R) games, and 40 The Three Stooges(R) games as of October 31, 2000.

      Other revenue increased to $2,508,000 from $1,189,000 due to the receipt in fiscal 2000 of $1,000,000 in non-exclusive license fees related to the Company's math algorithm technology used in slot game design and the receipt of a $200,000 technology evaluation fee.

      Gross margin improved to 73.1% in fiscal 2000 from 68.4% in fiscal 1999. Excluding the receipt of $1,200,000 in non-recurring license and evaluation fee income, gross margin would have been 72.2% in fiscal 2000. Gross margin increased due to a shift in product mix in 2000 toward higher margin ACE(R) shuffler and table lease revenue. Additionally, gross margin as a percent of slot revenue increased 39% from the prior fiscal year.

      OPERATING EXPENSES

      Selling, general and administrative expenses increased by $1,804,000 or 21.2% to 10,297,000 in fiscal 2000 compared to $8,493,000 in the prior year. Sales staffing, commissions and travel increased by $869,000 to $2,331,000 in fiscal 2000, resulting from new hires and increased commissions on increased sales during the year. Performance based incentive compensation increased by $978,000 from the prior fiscal year. Legal expenses decreased $462,000 to $373,000 in fiscal 2000 due to the settlement with Progressive Games, Inc. in December 1999. Also, advertising and promotion expenses increased by $203,000 in fiscal 2000 because of additional expenses incurred for special events and trade shows. Finally, information system staffing, consulting and hardware expenses increased by $201,000 in fiscal 2000 as part of a year-long program to upgrade the Company's information systems.

      Research and development expenses increased by $1,490,000, or 43%, to $4,958,000 in fiscal 2000. Approximately $940,000 of the increase was due to increased staffing, consulting and contract programming for new game and operating system development. Amortization expense of intellectual property increased $405,000 in fiscal 2000 to $1,170,000, due to the effects of having a full year's amortization of intellectual property in the Three Card Poker(R) game and Let's Make A Deal(R) in 2000, as well as introducing The Three Stooges(R) and Press Your Luck(TM) video slot games. Legal expenses related to securing and maintaining domestic and international patents and trademarks increased by $110,000 to $390,000 during fiscal 2000.

      OTHER INCOME AND EXPENSE

      Other income, net, was interest income for both years. Interest income decreased to $339,000 from $418,000 in fiscal 2000 due to the decrease in cash and investment balances during fiscal 2000. Interest expense was $45,000 and $81,000 in fiscal 2000 and 1999, respectively.

      INCOME TAXES

      The provision for income taxes was based on an effective tax rate of 36.5% in fiscal 2000 compared to 36.0% in fiscal 1999. The current year provision includes a 1.3% benefit from the foreign sales corporation compared to 2.7% in fiscal 1999, due to a decrease in qualified export revenue as a percentage of total revenue. The provision for state income taxes, net of federal tax benefits, decreased to 2.3% from 3.6% in the prior year as the Company slightly decreased its revenue and profits in states requiring filing and payment of income-based taxes. Additionally, the tax benefit resulting from utilizing the research and experimental tax credit decreased by 0.3% in fiscal 2000.

      NET INCOME AND EARNINGS PER COMMON SHARE

      Net income was $8,537,000, or $.75 per diluted share in fiscal 2000, compared to $3,598,000, or $.30 per diluted share last year. Fiscal 1999 net income included royalty settlement expenses of $2,750,000 ($1,760,000 after taxes or $.15 per share). Weighted average common shares - assuming dilution, decreased to 11,405,000 shares in the current year compared to 11,942,000 in the prior year due to the repurchase of 589,000 shares in fiscal 2000. The dilutive impact of common stock options outstanding increased by 473,000 shares to 533,000 shares as of October 31, 2000 because the market price of the Company's common stock increased throughout the year and increased the number of options that could be exercised and converted into common stock equivalent shares. The effect of these dilutive options outstanding was to reduce earnings per share by $.04 to $.75 per share for the fiscal year ended October 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FISCAL 1999 COMPARED TO FISCAL 1998

      REVENUE AND COST OF PRODUCTS

      Revenue for fiscal 1999 was $28,926,000, an increase of $1,802,000, or 6.6% from fiscal 1998. During fiscal 1999, the Company continued to emphasize shuffler lease installations, which resulted in lower sales revenue. Shuffler lease revenue was $11,168,000 in fiscal 1999 compared to $9,807,000 in fiscal 1998, an increase of 13.9%. The installed base of shufflers on lease increased to 2,253 at October 31, 1999, from 1,880 units at October 31, 1998, an increase of 373 units, or 19.8%. Lease revenue increased at a lower rate than the volume increase due to both the Company's strategy of leasing shufflers to certain customers on a part-time basis and the effect of competitive pricing in certain jurisdictions. As of October 31, 1999, the installed lease base of single deck shufflers on lease was 1,404 units, an increase of 290 units, or 26%, between the years. This increase was attributable to the placement of 735 ACE(R) shufflers on lease in fiscal 1999, offset by a net reduction of 445 BG shufflers, the majority of which were exchanged for ACE(R) shufflers. In addition, there were 839 multi-deck shufflers installed on lease as of October 31, 1999, an increase of 73 units, or 9.5%, from October 31, 1998. Shuffler sales were $4,740,000, compared to $6,521,000 in fiscal 1998. Unit sales totaled 541 in fiscal 1999 compared to 903 in fiscal 1998. Fiscal 1999 unit sales included sales of 430 new units and 111 units converted to a sale from a lease, as compared to 743 new unit sales and 160 conversions in fiscal 1998. The average revenue per shuffler sold increased to $8,761 from $7,246 in fiscal 1999 due to a change in the mix of shufflers sold toward domestic sales of higher-priced multi-deck and ACE(R) shufflers.

      Revenue from the Let It Ride(R) table game increased by $1,762,000 to $9,626,000 in fiscal 1999. Included in this category for fiscal 1999 was revenue from Let It Ride Bonus(R), Let It Ride(R) basic, sales of associated equipment for Let It Ride Bonus(R) and Three Card Poker(R), a table game that the Company acquired in the third fiscal quarter. Total installed Bonus tables increased from 375 at October 31, 1998, to 424 at October 31, 1999. Let It Ride(R) basic tables in casinos decreased to 233 at October 31, 1999, from 250 tables as of October 31, 1998. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus(R) tables in New Jersey after the motion to vacate the injunction prohibiting the use of the Let It Ride Bonus(R) tables was granted in the fourth fiscal quarter. Three Card Poker(R) contributed an incremental $433,000 in revenue in fiscal 1999 as table counts increased from 153 units at acquisition in May 1999 to 188 units at October 31, 1999.

      Slot revenue decreased by $610,000 to $1,097,000 in fiscal 1999. The decrease was due to the inclusion in fiscal 1998 of revenue from a license fee of $1,000,000 from Bally under an exclusive license arrangement for Let's Make A Deal(R) intellectual property. In the second fiscal quarter of 1999, the Company and Bally jointly introduced the Let's Make A Deal(R) video slot game and the Company's share of the game's revenue for the year was $333,000. Slot revenue also included revenue from Five Deck Poker(R), Five Deck Frenzy(R) and Let It Ride Bonus Video(R).

      Other revenue increased to $1,189,000 from $192,000 due to revenue earned from the lease of Chipper Champ(TM) chip sorting machines and the sale of accessories under the Company's joint marketing agreement with TCS America, Inc., which was entered into in the first fiscal quarter of 1999.

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

      OPERATING EXPENSES

      Selling, general and administrative expenses decreased by $843,000 or 9.0% to 8,493,000 in fiscal 1999 compared to $9,336,000 in fiscal 1998. Advertising and promotion expenses decreased by $292,000 to $609,000 in fiscal 1999 due to decreased promotional, event and trade show activity. Legal fees decreased by $205,000 to $835,000 in fiscal 1999 as litigation activity diminished prior to the settlement with PGI. Rent expense and salary expense decreased by a net of $126,000 and $100,000, respectively, in 1999. Cost savings related to the facilities relocation initiated in the third fiscal quarter of 1998 have been partly offset by expansion of staff to meet the growth requirements of the business since the time of relocation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Research and development expenses increased by $1,006,000, or 40.9%, to $3,468,000 in fiscal 1999. Approximately $426,000 of the increase was due to increased consulting and contract programming for new game and system development. Legal expenses related to securing and maintaining domestic and international patents and trademarks increased by $280,000. Development costs related to the introduction of the Let's Make A Deal(R) and The Three Stooges(R) slot games increased by approximately $112,000 in fiscal 1999. Finally, amortization expense of intellectual property increased $183,000 in 1999 to $765,000, due primarily to the introductions of the Let's Make A Deal(R) video slot game and the Three Card Poker(R) table game during the second and third fiscal quarters of 1999.

      OTHER INCOME AND EXPENSE

      Other income, net, was interest income for both years. Interest income decreased to $418,000 from $971,000 in fiscal 1999 due to the decrease in cash and investments of $2,831,000 from fiscal 1998. Interest expense was $81,000 and $91,000 in fiscal 1999 and 1998, respectively.

      INCOME TAXES

      The provision for income taxes was based on an effective tax rate of 36.0% in fiscal 1999 compared to 35.6% in fiscal 1998. The fiscal 1999 provision includes a 2.7% benefit from the foreign sales corporation compared to 3.0% in fiscal 1998, due to a decrease in qualified export revenue as a percentage of total revenue. The provision for state income taxes, net of federal tax benefits, decreased to 3.6% from 3.8% in fiscal 1998 as the Company slightly decreased its revenue and profits in states requiring filing and payment of income-based taxes.

      NET INCOME AND EARNINGS PER COMMON SHARE

      Net income was $3,598,000, or $.30 per diluted share, compared to $3,343,000, or $.23 per diluted share in fiscal 1998. Fiscal 1999 net income included royalty settlement expenses of $2,750,000 ($1,760,000 after taxes or $.15 per share). Fiscal 1998 net income included expenses of $2,650,000 ($1,680,000 after taxes, or $.11 per share) due to the consolidation of the Company's facilities and write-downs and write-offs of certain assets. Weighted average common shares - assuming dilution, decreased to 11,942,000 shares in fiscal 1999 compared to 14,630,000 in the prior year due to the repurchase of 878,000 shares in fiscal 1999 and 3,000,000 shares in fiscal 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2001. The adoption of SFAS No. 133 in fiscal year 2001 will not have an impact on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its first quarter of the year ending October 31, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

      In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and is effective for the Company's year ending October 31, 2000. The adoption of FIN 44 in fiscal year 2000 did not have an impact on the Company's results of operations.

LIQUIDITY & CAPITAL RESOURCES

FISCAL 2000 COMPARED TO FISCAL 1999

      WORKING CAPITAL

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      At October 31, 2000, the Company had cash, cash equivalents and investments of $6,619,000 compared to $5,641,000 at October 31, 1999. Working capital increased to $12,068,000 at October 31, 2000, compared to $7,427,000 at October 31, 1999, and the current ratio increased to 2.9 at October 31, 2000, from 1.9 at the end of the prior year. The increase in cash, working capital, and the current ratio at October 31, 2000 relates to the Company increasing its operating profits while reducing its stock repurchases by $1,325,000 to $3,267,000 in the current fiscal year and receiving increased proceeds from the issuance of common stock through the exercise of employee stock options by $962,000 to $1,118,000. Additionally, the Company increased the cash component of its working capital by reducing its capital expenditures, including purchases of equipment for lease, property and equipment, and intangible assets, by $816,000 to $5,988,000 during fiscal 2000.

      CASH FLOWS

      Cash provided by operating activities was $9,498,000 in fiscal 2000. The significant items comprising such cash provided in fiscal 2000 were net income of $8,537,000 and non-cash charges for depreciation, amortization and valuation provisions of $5,274,000. Deferred income taxes, net, decreased by $775,000, principally due to the fiscal 2000 realization of the income tax deduction for the royalty settlement with Progressive Games, Inc. ("PGI") and the excess of book over tax depreciation and amortization. Changes in operating assets and liabilities included an increase in inventories of $2,195,000 from October 31, 1999 to October 31, 2000. The Company purchased raw materials related to the production of its new continuous multi-deck shuffler, the King(TM), and slot machine finished goods in anticipation of placing Press Your Luck(TM) video slot games. Accounts payable and accrued expenses decreased by $2,173,000 in fiscal 2000 due to the payment of the royalty settlement with PGI and amounts owed to Bally Gaming, Inc. under the Company's amended joint marketing agreement with Bally.

      Investing activities used $5,658,000 of cash during fiscal 2000. Investments in leased and available for lease assets totaled $4,231,000 and included the transfer from inventory of $3,338,000 in new shufflers and $762,000 in new slot games purchased. The Company also invested $1,255,000 in intellectual property relating to licenses and patents for slot and shuffler products.

      Financing activities used $2,506,000 of cash in fiscal 2000. The Company repurchased 589,000 shares of its common stock at a total cost of $3,267,000 during fiscal 2000. Additionally, the Company issued 221,000 shares of stock yielding proceeds of $1,118,000 upon the exercise of stock options by employees. At October 31, 2000, there was an outstanding authorization for share repurchases of up to $2,000,000 of common stock, at specific price limits set by the Board of Directors.

      CAPITAL RESOURCES

      The Company does not have any long-term debt or capital leases, except for the debt incurred by the Company to acquire intellectual property from a related party. As of October 31, 2000, the long-term balance remaining under this acquisition was $97,000, compared to $677,000 as of October 31, 1999, a reduction of $580,000 due to payments made in cash and stock during fiscal 2000.

      The Company believes its existing cash, investments and cash provided by operations will be sufficient to finance the Company's current operations and new product development for the foreseeable future. Additionally, the Company maintains a $10,000,000 revolving line of credit from U.S. Bank, N.A. that matures in October 2002 to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.

FISCAL 1999 COMPARED TO FISCAL 1998

      WORKING CAPITAL

      At October 31, 1999, the Company had cash, cash equivalents and investments of $5,641,000 compared to $8,472,000 at October 31, 1998. Working capital decreased to $7,427,000 at October 31, 1999, compared to $11,352,000 at October 31, 1998, and the current ratio decreased to 1.9 at October 31, 1999, from 3.2 at the end of fiscal 1998. The use of $4,592,000 for the repurchase of common stock during fiscal 1999 contributed to the decrease in cash, working capital and the current ratio at October 31, 1999. The inclusion in accrued expenses as of October 31, 1999 of the $2,750,000 royalty settlement paid to PGI in December 1999, and amounts owed to Bally under the Company's joint marketing agreement with Bally also decreased working capital and the current ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      CASH FLOWS

      Cash provided by operating activities was $8,617,000 in fiscal 1999. The significant items comprising such cash provided in fiscal 1999 were net income of $3,598,000 and non-cash charges for depreciation, amortization and valuation provisions of $5,025,000. Deferred income taxes, net, increased by $1,250,000, principally due to fiscal 1999 income tax deduction deferrals for the royalty settlement with PGI and the excess of book over tax depreciation and amortization. Changes in operating assets and liabilities included an increase in inventories of $2,689,000 from October 31, 1998, to October 31, 1999. The Company purchased raw materials related to the production of its new continuous multi-deck shuffler, the King(TM), and slot machine finished goods in anticipation of placing Let's Make A Deal(R) video slot games. Accounts payable and accrued expenses increased by $3,495,000 due to the accrual of the royalty settlement with PGI and amounts owed to Bally Gaming, Inc. under the Company's joint marketing agreement with Bally.

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

      CAPITAL RESOURCES

      The Company did not have any long-term debt or capital leases in fiscal 1999, except for the debt incurred by the Company to acquire intellectual property from a related party. As of October 31, 1999, the long-term balance remaining under this acquisition was $677,000 compared to $1,217,000 as of October 31, 1998, a reduction of $540,000 due to payments made in cash and stock during fiscal 1999.

IMPACT OF INFLATION

      To date, inflation has not had a material effect on the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                          PAGE

Independent Auditors' Report                                            22

Consolidated Statements of Income for the
years ended October 31, 2000, 1999, and 1998                            23

Consolidated Balance Sheets as of October 31, 2000 and 1999             24

Consolidated Statements of Changes in Shareholders' Equity
for the years ended October 31, 2000, 1999, and 1998                    25

Consolidated Statements of Cash Flows for the years
ended October 31, 2000, 1999, and 1998                                  26

Notes to Consolidated Financial Statements                              27 - 36

Quarterly Financial Data                                                37

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

      We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Minneapolis, Minnesota
December 15, 2000                                    DELOITTE & TOUCHE LLP

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 YEAR ENDED OCTOBER 31,
                                           ---------------------------------
                                             2000        1999         1998
                                           --------    --------     --------
REVENUE:
    Shuffler lease                         $ 13,118    $ 11,168     $  9,807
    Shuffler sales and service                8,900       5,846        7,554
    Table games                              12,198       9,626        7,864
    Slot games                                2,136       1,097        1,707
    Other                                     2,508       1,189          192
                                           --------    --------     --------
     TOTAL REVENUE                           38,860      28,926       27,124
                                           --------    --------     --------
COSTS AND EXPENSES:
    Cost of products                         10,456       9,142        9,578
    Selling, general and administrative      10,297       8,493        9,336
    Research and development                  4,958       3,468        2,462
    Royalty settlement                           --       2,750           --
    Office relocation expenses                   --        (213)       1,435
                                           --------    --------     --------
     TOTAL COSTS AND EXPENSES                25,711      23,640       22,811
                                           --------    --------     --------
Income from operations                       13,149       5,286        4,313

     Other income, net                          293         337          880
                                           --------    --------     --------
Income before income taxes                   13,442       5,623        5,193

     Provision for income taxes               4,905       2,025        1,850
                                           --------    --------     --------
NET INCOME                                 $  8,537    $  3,598     $  3,343
                                           ========    ========     ========

EARNINGS PER COMMON SHARE, BASIC           $    .79    $    .30     $    .23
                                           ========    ========     ========
EARNINGS PER COMMON SHARE,
   ASSUMING DILUTION                       $    .75    $    .30     $    .23
                                           ========    ========     ========
WEIGHTED AVERAGE COMMON SHARES, BASIC        10,872      11,882       14,537
                                           ========    ========     ========
WEIGHTED AVERAGE COMMON SHARES,
    ASSUMING DILUTION                        11,405      11,942       14,630
                                           ========    ========     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            AS OF OCTOBER 31,
                                                                           ------------------
                                                                             2000       1999
                                                                           -------    -------
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 2,810    $ 1,476
     Investments                                                             3,809      4,165
     Accounts receivable, net                                                4,571      3,482
     Current portion of note receivable from related party                      17         74
     Inventories                                                             6,194      4,524
     Deferred income taxes                                                     580      1,470
     Other current assets                                                      594        762
                                                                           -------    -------

        Total current assets                                                18,575     15,953

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET                         6,676      5,309

PROPERTY AND EQUIPMENT, NET                                                  2,441      2,628

INTANGIBLE ASSETS, NET                                                       5,802      5,717

NON-CURRENT DEFERRED INCOME TAXES                                              710        595

LONG-TERM NOTE RECEIVABLE FROM RELATED PARTY                                   300        300

OTHER ASSETS                                                                   110        103
                                                                           -------    -------

TOTAL ASSETS                                                               $34,614    $30,605
                                                                           =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $ 1,489    $ 1,607
     Accrued liabilities                                                     2,576      4,632
     Current portion of obligation to related party                            580        546
     Customer deposits and unearned revenue                                  1,862      1,741
                                                                           -------    -------

        TOTAL CURRENT LIABILITIES                                            6,507      8,526


LONG-TERM OBLIGATION TO RELATED PARTY                                           97        677

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 45,000 shares authorized;
         10,876 and 11,212 shares issued and outstanding                       109        112
     Additional paid-in capital                                              5,317      7,243
     Retained earnings                                                      22,584     14,047
                                                                           -------    -------

        TOTAL SHAREHOLDERS' EQUITY                                          28,010     21,402
                                                                           -------    -------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $34,614    $30,605
                                                                           =======    =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       COMMON STOCK        ADDITIONAL                  TOTAL
                                    ------------------      PAID-IN      RETAINED   SHAREHOLDERS'
                                    SHARES      AMOUNT      CAPITAL      EARNINGS     EQUITY
                                    ------     --------     --------     --------    --------
BALANCE, OCTOBER 31, 1997           14,952     $    150     $ 26,855     $  7,106    $ 34,111


Common stock repurchased            (3,000)         (30)     (15,912)          --     (15,942)
Common stock options exercised          38           --          194           --         194
Other common stock issued               32           --          189           --         189
Net income                              --           --           --        3,343       3,343
                                    ------     --------     --------     --------    --------

BALANCE, OCTOBER 31, 1998           12,022          120       11,326       10,449      21,895


Common stock repurchased              (878)          (8)      (4,584)          --      (4,592)
Common stock options exercised          35           --          156           --         156
Options issued for services             --           --          156           --         156
Other common stock issued               33           --          189           --         189
Net income                              --           --           --        3,598       3,598
                                    ------     --------     --------     --------    --------

BALANCE, OCTOBER 31, 1999           11,212          112        7,243       14,047      21,402

Common stock repurchased              (589)          (5)      (3,262)          --      (3,267)
Common stock options exercised         221            2        1,117           --       1,119
Options issued for services             --           --           30           --          30
Other common stock issued               32           --          189           --         189
Net income                              --           --           --        8,537       8,537
                                    ------     --------     --------     --------    --------

BALANCE, OCTOBER 31, 2000           10,876     $    109     $  5,317     $ 22,584    $ 28,010
                                    ======     ========     ========     ========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED OCTOBER 31,
                                                                 ----------------------------------
                                                                   2000         1999         1998
                                                                 --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  8,537     $  3,598     $  3,343
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                             4,742        4,416        3,739

          Office relocation and other charges                          --         (213)       2,650
          Provision for bad debts                                       7          139          171
          Provision for inventory obsolescence                        525          470          326

          Deferred income taxes                                       775       (1,250)        (737)

          Stock options issued for services                            30          156           --
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and notes receivable                            (1,096)          81        1,481
          Notes receivable from related party                          57          268          (23)
          Inventories                                              (2,195)      (2,689)        (314)
          Other current assets                                        168           65         (285)
          Accounts payable and accrued liabilities                 (2,173)       3,495         (296)
          Customer deposits and unearned revenue                      121           81         (286)

          Other                                                        --           --         (198)
                                                                 --------     --------     --------
          Net cash provided by operating activities                 9,498        8,617        9,571
                                                                 --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                      (6,376)     (10,080)     (22,199)
     Proceeds from the sales and maturities of investments          6,732       11,823       31,544

     Proceeds received on note receivable                              --           --          378
     Investment in products leased and held for lease              (4,231)      (3,042)        (212)
     Purchases of property and equipment                             (502)        (378)        (668)

     Purchases of intangible assets                                (1,255)      (3,384)          --

     Other                                                            (26)         126         (843)
                                                                 --------     --------     --------
          Net cash provided (used) by investing activities         (5,658)      (4,935)       8,000
                                                                 --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                    (3,267)      (4,592)     (15,942)
     Payments on long-term obligation to related party               (357)        (334)        (312)
     Proceeds from issuance of common stock                         1,118          156          194
                                                                 --------     --------     --------
          Net cash used by financing activities                    (2,506)      (4,770)     (16,060)
                                                                 --------     --------     --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                      1,334       (1,088)       1,511
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,476        2,564        1,053
                                                                 --------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  2,810     $  1,476     $  2,564
                                                                 ========     ========     ========
NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock    $    189     $    189     $    189
                                                                 ========     ========     ========
CASH PAID FOR:
     Income taxes                                                $  4,030     $  2,704     $  2,017
                                                                 ========     ========     ========
     Interest                                                    $     45     $     81     $     91
                                                                 ========     ========     ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      DESCRIPTION OF BUSINESS:

      Shuffle Master, Inc. (the "Company") is a supplier of card shuffler products, table and slot games, and gaming related software to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shufflers and table games, with slot games and operating system software having been added more recently. The Company's current shuffler offering is available to casinos through either a purchase or lease option, table game products are available on a monthly license basis, and slot games and the Company's operating system are generally offered on a daily fee basis. The Company markets its shuffler products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor. During fiscal 2000 the Company also distributed and serviced a line of casino chip sorting machines and accessories.

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

      INVENTORIES:

      Inventories are stated at the lower of cost (which approximates first-in, first-out cost) or market.

      LEASING OPERATIONS:

      Shufflers leased to customers pursuant to operating leases and shufflers held for lease are stated at cost. Depreciation on leased shufflers is calculated using the straight-line method over three to four years. The Company provides maintenance on its shufflers on lease as part of its normal lease agreement. Leases generally require prepayment of two months lease payments which are included on the consolidated balance sheets as customer deposits. The Company licenses its proprietary gaming machine operating system and proprietary games for a monthly license fee.

      REVENUE RECOGNITION:

      The Company recognizes sales revenue upon the shipment of shuffler units for which it has signed orders. If a customer purchases an existing leased shuffler system, revenue is recorded on the effective date of the purchase. Shuffler lease revenue is generated on a monthly basis, generally through indefinite term operating leases. Table and slot revenue is generated by monthly or daily fixed license fees, revenue participation license and royalty fees, and equipment sales and leases. The Company also recognizes revenue through the sale of service and warranty contracts on its sold shufflers. Prepaid service and warranty contracts are included in the consolidated balance sheets as unearned revenue. Revenue on service and warranty contracts is recognized on a straight line basis over the life of the contract.

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

      INTANGIBLE ASSETS:

      Intangible assets include purchased intellectual property for games, patents, trademarks, copyrights and licenses. Intangible assets are amortized over a period of three to ten years, commencing with receipt of related revenue.

      INVESTMENT IN JOINT VENTURES:

      The Company uses the equity method for accounting for its investment in its Five Deck Frenzy(R) joint venture with IGT.

      EARNINGS PER COMMON SHARE:

      Basic earnings per common share is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding and to be issued during the year. Diluted earnings per common share is similar to basic except that the weighted average number of common shares outstanding is increased to give effect to all potential dilutive common shares outstanding during the period.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS:

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2001. The adoption of SFAS No. 133 in fiscal year 2001 will not have an impact on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in its first quarter of the year ending October 31, 2001. Based upon the current nature of the Company's continuing operations, management does not believe that SAB 101 will have a significant impact on the Company's results of operations.

      In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and is effective for the Company's year ending October 31, 2000. The adoption of FIN 44 in fiscal year 2000 did not have an impact on the Company's results of operations.

      RECLASSIFICATIONS:

      Certain reclassifications have been made to the October 31, 1999 and 1998 Consolidated Financial Statements to conform to the October 31, 2000 financial statement presentation. These reclassifications had no effect on the operating results for the years ended October 31, 1999 and 1998, as previously reported.

2.    FINANCIAL INSTRUMENTS:

      CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents include short-term investments with original maturities of three months or less.

      INVESTMENTS:

      The Company classifies all of its securities as available-for-sale. The Company records investments at fair market value, which, as of October 31, 2000 and 1999, approximated amortized cost.

      Investments at fair value consisted of the following:

AS OF OCTOBER 31,                                          2000            1999
-----------------                                        -------         -------
(IN THOUSANDS)
United States Government and Agency Obligations          $ 3,809         $ 2,232
Corporate Bonds                                               --           1,933
                                                         -------         -------
                                                         $ 3,809         $ 4,165
                                                         =======         =======

      FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS:

      The estimated fair value of accounts receivable, notes receivable, and accounts payable approximates the carrying value due to the relatively short-term nature of the instruments.

3.  OTHER FINANCIAL STATEMENT DATA:

      The following provides additional disclosures for selected information from the consolidated financial statements:

AS OF OCTOBER 31,                                          2000         1999
-----------------                                        --------     --------
(IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:

Trade receivables                                        $  4,781     $  3,617
Less: Allowance for doubtful accounts                        (210)        (135)
                                                         --------     --------
                                                         $  4,571     $  3,482
                                                         ========     ========
INVENTORIES:
Raw materials and component parts                        $  3,294     $  2,598
Work-in-process                                               823          564
Finished goods                                              2,077        1,362
                                                         --------     --------
                                                         $  6,194     $  4,524
                                                         ========     ========
SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET:
Game equipment                                           $ 10,176     $  8,939
Gaming products                                             4,292        3,972
                                                         --------     --------
                                                           14,468       12,911
Less: Accumulated depreciation                             (7,792)      (7,602)
                                                         --------     --------
                                                         $  6,676     $  5,309
                                                         ========     ========
PROPERTY AND EQUIPMENT, NET:
Office furniture and computer equipment                  $  2,495     $  2,005
Leasehold improvements                                      2,072        2,045
Production equipment and other                                639          912
                                                         --------     --------
                                                                         5,206
                                                                         4,962
Less: Accumulated depreciation                             (2,765)      (2,334)
                                                         --------     --------
                                                         $  2,441     $  2,628
                                                         ========     ========

INTANGIBLE ASSETS, NET:
Purchased table games                        $ 3,400     $ 3,000
Purchased slot games                           3,370       3,370
Patents and licenses                           1,540         685
                                             -------     -------
                                                           8,310
                                                           7,055
Less: Accumulated amortization                (2,508)     (1,338)
                                             -------     -------
                                             $ 5,802     $ 5,717
                                             =======     =======

ACCRUED LIABILITIES:
Compensation                                 $ 1,781     $   939
Income Taxes                                     352         542
Royalty Settlement                                --       2,750
Facilities relocation and related charges         --         154
Other                                            443         247
                                             -------     -------
                                             $ 2,576     $ 4,632
                                             =======     =======


YEAR ENDED OCTOBER 31,                        2000        1999        1998
----------------------                      --------    --------    --------
(IN THOUSANDS)
COST OF PRODUCTS:
Game equipment                              $  6,768    $  6,220    $  6,757
Gaming products                                3,688       2,922       2,821
                                            --------    --------    --------
                                            $ 10,456    $  9,142    $  9,578
                                            ========    ========    ========

OTHER INCOME, NET:
Interest income                             $    338    $    418    $    971
Interest expense                                 (45)        (81)        (91)
                                            --------    --------    --------
                                            $    293    $    337    $    880
                                            ========    ========    ========


4.    FACILITIES RELOCATION AND OTHER CHARGES:

      In the third quarter of fiscal 1998, the Company recorded a pre-tax charge of $2,650,000 ($1,680,000 or $.11 per diluted share, after tax), due to the relocation of the Company's administrative functions and manufacturing operations from Minneapolis, Minnesota to Las Vegas, Nevada, and decreases in the valuation of certain assets. Relocation related charges of $1,435,000 were recorded for employee severance, facility related asset write-offs, and office lease cancellation costs. The Company determined that it would terminate 47 employees in its production, administrative and research and development departments, resulting in severance and termination benefit charges of $1,050,000. The Company recorded a write-down of $940,000 against inventories of certain single deck shufflers and component parts, in advance of the planned introduction of the next generation of single deck shuffler model. This charge was included in the cost of products. In addition, miscellaneous assets totaling $275,000 were written off and recorded in selling, general and administrative expenses. The cash and non-cash components of the charge approximated $1,170,000 and $1,480,000, respectively.

      As of October 31, 2000, the Company had paid all related severance benefits.

                                                                                  LIABILITY
                                                1998                            AS OF OCTOBER
                                               CHARGE     UTILIZED    NOT USED    31, 2000
(IN THOUSANDS)                                 ------      ------      ------      ------
Write-down of assets                           $1,423      $1,423      $   --      $   --
Employee severance and termination benefits     1,050         851         199          --
Other                                             177         163          14          --
                                               ------      ------      ------      ------
                                               $2,650      $2,437      $  213      $   --
                                               ======      ======      ======      ======

5.    INCOME TAXES:

      Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

      The components of the provision for income taxes are as follows for the years ended October 31:

                           2000       1999        1998
(IN THOUSANDS)           -------    -------     -------
CURRENT:
   Federal               $ 3,640    $ 2,817     $ 2,185
   State                     400        388         307
   Foreign                    90         70          95
                         -------    -------     -------
                           4,130      3,275       2,587
DEFERRED                     775     (1,250)       (737)
                         -------    -------     -------
                         $ 4,905    $ 2,025     $ 1,850
                         =======    =======     =======


      Deferred tax assets and liabilities consisted of the following as of October 31:

(IN THOUSANDS)                                               2000      1999
                                                           ------    ------
CURRENT DEFERRED TAX ASSETS:
    Joint venture                                          $  218    $  263
    Inventory write-down and asset valuation allowances       164        54
    Accrued vacation                                           60        45
    Royalty settlement                                         --       990
    Facilities relocation and related charges                  --        37
    Other                                                     138        81
                                                           ------    ------
                                                           $  580    $1,470
                                                           ======    ======

NON-CURRENT DEFERRED TAX ASSETS:
    Intangibles amortization                               $  493    $  238
    Depreciation                                              149       244
    Options issued for services                                68        55
    Research and experimental                                  --        58
                                                           ------    ------
                                                           $  710    $  595
                                                           ======    ======

      The Company recognized no valuation allowance as of October 31, 2000 and 1999 to offset its deferred tax assets. Management believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the years when the underlying temporary differences are expected to become tax deductions.

      The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                                2000      1999      1998
                                                -----     -----     -----
Federal income tax at the statutory rate        34.0%     34.0%     34.0%
State income taxes, net of federal benefit       2.3       3.6       3.8
Benefit due to foreign sales corporation        (1.3)     (2.7)     (3.0)
Other                                            1.5       1.1        .8
                                                -----     -----     -----
Effective tax rate                              36.5%     36.0%     35.6%
                                                =====     =====     =====

6.    CREDIT AGREEMENT:

      In September 1999, the Company entered into a $10,000,000 revolving credit agreement with a bank for working capital needs, stock repurchases, new product rollouts and the acquisition of new games. Borrowing under the credit agreement must be repaid no later than October 6, 2002, though the Company may annually request that the maturity of the credit agreement be extended by another year, which it did and the bank accepted in October 2000.

      Additionally, current borrowings are limited in amount to the lesser of $10,000,000 or twice the Company's earnings before interest, taxes, depreciation, and amortization for the most recent cumulative four quarters. The Company may borrow funds, provided, however, that it maintains certain current debt service coverage and interest coverage ratios. The interest rate on borrowings under the credit agreement will be, at the Company's option, either the bank's prime rate or LIBOR, either adjusted for a premium determined by the Company's leverage ratio as of the most recent quarter. Borrowings under the credit agreement are secured by substantially all accounts receivable, inventory, and products leased and held for lease. The Company had no outstanding borrowings under the credit agreement during the year ended October 31, 2000.

7.    COMMITMENTS AND CONTINGENCIES:

      OPERATING LEASES:
      The Company leases office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $688,000, $525,000 and $707,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2000, are as follows:

YEAR ENDED OCTOBER 31,
(IN THOUSANDS)

2001                                  $   607
2002                                      465
2003                                      360
2004                                      250
2005                                      250
Thereafter                                459
                                      -------
                                      $ 2,391
                                      =======

      CONTINGENCIES:

      In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

8.    STOCK OPTIONS:

      In November 1993, the Company's Board of Directors adopted the 1993 Stock Option Plan. The plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code, and nonqualified options which do not meet the requirements of Section 422. A total of 1,815,000 shares of the Company's common stock have been reserved for issuance under the plan. In November 2000, an additional 450,000 shares were added to the reserved shares under the plan by the Board of Directors. The addition of these shares to the plan is subject to shareholder approval at the March 2001 shareholders' meeting.

      In November 1993, the Company's Board of Directors adopted the Outside Directors' Option Plan for the purpose of compensating outside directors with grants of stock options upon their election and re-election to the Board. There will be an annual option grant of 4,500 shares to each eligible director at a price equal to the fair market value on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. A total of 225,000 shares of the Company's stock have been reserved for issuance under the plan.

      The Board of Directors granted to consultants options to purchase 60,000 shares at $4.67 per share in fiscal 1999 and options to purchase 15,000 shares at prices ranging from $6.71 to $11.50 per share in fiscal 2000.

      A summary of stock option activity and weighted average exercise prices follows:

YEARS ENDED OCTOBER 31,                 2000                1999               1998
-----------------------           ----------------    ---------------    ---------------
                                         EXERCISE            EXERCISE           EXERCISE
(SHARES IN THOUSANDS)             SHARES    PRICE     SHARES    PRICE    SHARES    PRICE
                                  ----------------    ---------------    ---------------
Outstanding beginning of year     1,793     $ 5.87     1,685   $ 5.93     1,473   $ 6.09
Granted                             276       6.55       191     4.83       408     5.63
Exercised                          (221)      5.07       (34)    4.39       (38)    5.19
Forfeited                          (159)      5.86       (49)    5.79      (158)    6.59
                                  ----------------    ---------------    ---------------
Outstanding at end of year        1,689       6.07     1,793   $ 5.86     1,685   $ 5.95
                                  ================    ===============    ===============
Exercisable end of year           1,334     $ 6.03     1,328   $ 6.00       971   $ 6.00
                                  ================    ===============    ===============

      The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2000:

(SHARES IN THOUSANDS)             WEIGHTED
                                   AVERAGE     WEIGHTED                WEIGHTED
                                  REMAINING    AVERAGE                 AVERAGE
     RANGE OF        OPTIONS     CONTRACTUAL   EXERCISE    OPTIONS     EXERCISE
 EXERCISE PRICES   OUTSTANDING      LIFE         PRICE    EXERCISABLE    PRICE
 ---------------   -----------   -----------   --------   -----------  ---------
      $3 - $6           67            3.8        $3.97         67         $3.97
      $6 - $9        1,152            6.5         5.44        875          5.45
      $9 - $12         353            6.3         7.14        317          7.21
     $12 - $20         117            6.5        10.31         75          9.73
                   ------------------------------------   ----------------------
                     1,689            6.3         6.07      1,334          6.03
                   ====================================   ======================

      The Company follows the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and directors. No compensation cost has been recognized for stock options issued to employees and directors since the exercise price for all options granted was at least equal to the fair value of the common stock on the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal 2000, 1999, and 1998, the Company's net income and earnings per share would have been as follows:

YEAR ENDED OCTOBER 31,                                              2000      1999       1998
----------------------                                            -------    -------    -------
Net income (IN THOUSANDS):
      As reported                                                 $ 8,537    $ 3,598    $ 3,343
      Pro forma                                                     7,826      3,181      2,987

Earnings per common share, basic:
      As reported                                                 $   .79    $   .30    $   .23
      Pro forma                                                       .72        .27        .21

Earnings per common share, assuming dilution:
      As reported                                                 $   .75    $   .30    $   .23
      Pro forma                                                       .69        .27        .21

Weighted average fair value of options granted during the year    $  6.43    $  5.13    $  5.69

      The fair value of options granted during fiscal 2000, 1999, and 1998 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

YEAR ENDED OCTOBER 31,               2000           1999           1998
----------------------            ----------     ----------     ----------
Dividend yield                          None           None           None
Expected volatility                    52.4%          60.9%          58.6%
Risk-free interest rate                 5.9%           6.2%           5.5%
Expected life of options          8.79 years     8.14 years     9.75 years

         The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can significantly affect the fair value estimate, in management's opinion, use of the existing models for valuation does not necessarily provide a reliable single measure of the fair value of its employee stock based compensation.

9.    EARNINGS PER COMMON SHARE:

YEAR ENDED OCTOBER 31,                                                2000      1999       1998
----------------------                                              -------    -------    -------
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
NET INCOME                                                          $ 8,537    $ 3,598    $ 3,343
                                                                    =======    =======    =======
BASIC:
    Weighted average shares outstanding                              10,832     11,810     14,432
    Shares to be issued under asset purchase                             40         72        105
                                                                    -------    -------    -------

    Weighted average common shares, basic                            10,872     11,882     14,537
                                                                    =======    =======    =======
    Earnings per common share, basic                                $   .79    $   .30    $   .23
                                                                    =======    =======    =======

ASSUMING DILUTION:
    Weighted average common shares, basic                            10,872     11,882     14,537
    Dilutive impact of options outstanding                              533         60         93
                                                                    -------    -------    -------
    Weighted average common shares and potential dilutive shares
         outstanding                                                 11,405     11,942     14,630
                                                                    =======    =======    =======
    Earnings per common share, assuming dilution                    $   .75    $   .30    $   .23
                                                                    =======    =======    =======

10.    SHAREHOLDERS' EQUITY:

      COMMON STOCK:

      As of October 31, 2000, the Company was authorized to repurchase an additional $2,000,000 of its shares within specified price limits as a result of a January 2000 Board of Director resolution.

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

11.   RELATED PARTY TRANSACTIONS:

      In fiscal 1997, the Company advanced $300,000 to its Chief Executive Officer and Chairman of the Board. This note receivable was amended in May 2000 to mature in January 2004, to bear interest at seven percent, and to be secured by a right of offset against the Company's obligation to pay its Chief Executive Officer under an employment agreement. As of October 31, 2000, the balance of the note receivable was $310,500, including $10,500 in accrued interest due by January 2001.

      The Company has a non-interest bearing obligation to its President related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation has been discounted at a rate of seven percent. The obligation is payable as follows:

YEAR ENDING OCTOBER 31,
-----------------------
(IN THOUSANDS)
2001                                  $   580
2002                                       97
                                      -------
                                          677
Less:  current portion                   (580)
                                      -------
                                      $    97
                                      =======
12.   DEFINED CONTRIBUTION PLAN:

      The Company sponsors a defined contribution plan, which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the fiscal years ended October 31, 2000 and 1999, the Company elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $94,000 and $71,000, respectively. However, no matching contributions were made to the plan during the fiscal year ended October 31, 1998.

13.   EXPORT SALES:

      In fiscal 2000, 1999, and 1998, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 22%, 17%, and 24%, respectively, of total revenue.

14.   OPERATING SEGMENTS:

         The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installation and servicing of the Company's proprietary shuffler product line as well as the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games and the Company's new slot operating system. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

YEAR ENDED OCTOBER 31,               2000         1999         1998
----------------------             --------     --------     --------
(IN THOUSANDS)
REVENUE
     Game equipment                $ 23,826     $ 18,203     $ 17,361
     Gaming products                 15,034       10,723        9,763
                                   --------     --------     --------
                                     38,860       28,926       27,124
                                   ========     ========     ========

OPERATING INCOME
     Game equipment                  14,052        9,896        8,250
     Gaming products                  6,239        1,155        4,084

     Corporate                       (7,143)      (5,765)      (8,021)
                                   --------     --------     --------
                                     13,149        5,286        4,313
                                   ========     ========     ========

DEPRECIATION AND AMORTIZATION
     Game equipment                   1,836        1,948        1,536
     Gaming products                  2,270        1,609        1,154
     Corporate                          636          859        1,049
                                   --------     --------     --------
                                      4,742        4,416        3,739
                                   ========     ========     ========

ASSETS
     Game equipment                  12,637        8,644        6,472
     Gaming products                 11,200       10,388        7,736
     Corporate                       10,777       11,573       14,085
                                   --------     --------     --------
                                     34,614       30,605       28,293
                                   ========     ========     ========

CAPITAL EXPENDITURES

     Game equipment                   3,272        1,960           --
     Gaming products                  2,222        4,466          212
     Corporate                          494          378          668
                                   --------     --------     --------
                                    $ 5,988     $  6,804     $    880
                                   ========     ========     ========


15.   SUBSEQUENT EVENT

      On October 13, 2000, the Board of Directors approved an increase in the Company's authorized common stock from 30,000,000 shares to 45,000,000 shares as well as a three for two split of the common stock. The par value of the common stock remained $.01 per share. The stock split was effective November 30, 2000.

      The effect of the stock split was recognized retroactively in the shareholders' equity accounts on the balance sheets as of October 31, 2000 and 1999, and in all share and per share data in the consolidated financial statements and notes to the consolidated financial statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the capital in excess of par value accounts to the common stock account.

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                                               Quarter Ended
                                                             -------------------------------------------------
IN THOUSANDS, EXCEPT PER COMMON SHARE                         January 31    April 30    July 31    October 31
--------------------------------------------------------------------------------------------------------------
FISCAL 2000
Revenue                                                        $  8,500    $  9,635    $  9,188    $ 11,537
Gross Profit                                                      5,838       7,001       6,671       8,894
Operating Income                                                  2,725       3,367       3,139       3,918
Net Income                                                        1,767       2,186       2,039       2,545
Earnings per Common Share, basic (2) (3)                            .16         .20         .19         .24
Earnings per Common Share, assuming dilution (2) (3)                .16         .19         .18         .22

FISCAL 1999
Revenue                                                        $  5,978    $  6,958    $  7,951    $  8,039
Gross Profit                                                      4,240       4,755       5,291       5,497
Operating Income (Loss)                                           1,512       1,888       2,289        (403)(1)
Net Income (Loss)                                                 1,033       1,269       1,501        (205)
Earnings (Loss) per Common Share, basic (2) (3)                     .09         .11         .13        (.02)
Earnings (Loss) per Common Share, assuming dilution (2) (3)         .09         .11         .13        (.02)

(1) The fourth quarter of 1999 included $2,750,000 of charges related to the settlement of the Company's litigation with Progressive Games, Incorporated and the payment of past royalties.

(2) The sum of the quarterly earnings per common share does not equal the amount reported for the fiscal year as quarterly calculations are made independently during the fiscal year.

(3) Quarterly per share amounts have been restated to reflect the effect of a three for two split of the Company's common stock effective as of November 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)     Directors of the Registrant.
              The information under the caption "Election of Directors" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

      (b)     Executive Officers of the Registrant.
              The information under the caption "Executive Officers" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

      (c)     Compliance With Section 16 (a) of the Exchange Act.
              The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Relationships and Related Transactions" in the Company's Fiscal 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)1. Financial Statements

                  The following consolidated financial statements and independent auditors' report are filed as part of this Report on Form 10-K.

                    Independent Auditors' Report
                    Consolidated Statements of Income for the years ended October 31, 2000, 1999, and 1998
                    Consolidated Balance Sheets as of October 31, 2000 and 1999 Consolidated Statements of Shareholders' Equity for the years ended October 31, 2000, 1999, and 1998
                    Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998
                    Notes to Consolidated Financial Statements Quarterly Financial Data (unaudited)

             2. Financial Statement Schedules

                    All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

             3. Exhibits

                    3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31, 1995)
                    3.2 Bylaws of Shuffle Master, Inc. (Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33-53994C).
                    3.3 Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. as amended October 26, 2000.
                    10.1 Shuffle Master, Inc. 1993 Stock Option Plan
                         (Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)
                    10.2 Shuffle Master, Inc. Outside Directors' Option Plan
                         (Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224)
                    10.3 Office lease dated August 9, 1995, between Shuffle
                         Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (Incorporated by reference to exhibit 10.6 in the Company's Report on Form 10-K for the year ended October 31, 1995)
                    10.4 Employment Contract, by and between Shuffle Master,
                         Inc. and Mark Yoseloff, dated March 7, 1997
                         (Incorporated by reference to exhibit 10.1 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                    10.5 Purchase Agreement, by and between Shuffle Master,
                         Inc., and Well Suited L.L.C., and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit
                         10.2 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                    10.6 Purchase/License Agreement, by and between Shuffle
                         Master, Inc., and Visual Communications Consultants, Inc. dba Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.3 in the Company's Report on Form 10Q for the quarter ended July 31, 1997)
                    10.7 Termination of Employment Arrangement for Joseph J.
                         Lahti, as excerpted from the October 27, 1997 minutes of the Board of Directors meeting (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10K for the year ended October 31, 1997)
                    10.8 Shareholder Rights Plan, dated June 26, 1998
                         (Incorporated by reference to the Company's Report on Form 8K dated June 26, 1998)
                    10.9 Revolving Credit Note, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.9 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.10 Credit Agreement, dated September 30, 1999, by and
                         between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.11 Security Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.11 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.12 Settlement Agreement, dated December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation (Incorporated by reference to exhibit 10.12 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.13 Non-exclusive License Agreement (Exhibit 4), dated
                         December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc. (Incorporated by reference to exhibit 10.13 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.14 Non-exclusive License Agreement (Exhibit 5), dated
                         December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc. (Incorporated by reference to exhibit 10.14 in the Company's Report on Form 10K for the year ended October 31, 1999).

                   10.15 Exclusive License Agreement (Exhibit 6), dated
                         December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation (Incorporated by reference to exhibit 10.15 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.16 Non-exclusive License Agreement (Exhibit 7), dated
                         December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn Gaming Corporation (Incorporated by reference to exhibit 10.16 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.17 Cross Supplier Agreement (Exhibit 8), dated December
                         28, 1999, by and between Shuffle Master, Inc. and Mikohn Gaming Corporation (Incorporated by reference to exhibit 10.17 in the Company's Report on Form 10K for the year ended October 31, 1999).
                   10.18 Executive Employment Agreement, by and between Shuffle
                         Master, Inc. and Joseph J. Lahti, dated November 1, 1999 (confidential treatment requested as to portions) (Incorporated by reference to exhibit 10.18 in the Company's Report on Form 10Q for the quarter ended July 31, 2000).
                   10.19 Executive Employment Agreement, by and between Shuffle
                         Master, Inc. and Gary W. Griffin, dated December 1, 1999 (confidential treatment requested as to portions) (Incorporated by reference to exhibit 10.19 in the Company's Report on Form 10Q for the quarter ended July 31, 2000).
                   10.20 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated September 30, 1995 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                   10.21 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated December 9, 1995 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                   10.22 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated March 29, 1996 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                   10.23 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated March 19, 1998 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                   10.24 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated October 26, 1998 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                   10.25 Amendment to the Shuffle Master, Inc. 1993 Stock
                         Option Plan, dated March 17, 1999 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SHUFFLE MASTER, INC.


Dated: January 29, 2001
                                                     By: /s/ Joseph J. Lahti
                                                         -----------------------
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                        Title                    Date
            ---------                        -----                    ----

/s/ Joseph J. Lahti           Chief Executive Officer           January 29, 2001
---------------------         and Chairman of the Board
Joseph J. Lahti

/s/ Mark L. Yoseloff          President and Director            January 29, 2001
---------------------
Mark L. Yoseloff

/s/ Gary W. Griffin           Chief Financial Officer           January 29, 2001
---------------------
Gary W. Griffin

/s/ Gerald W. Koslow          Corporate Controller              January 29, 2001
---------------------
Gerald W. Koslow

/s/ Patrick R. Cruzen         Director                          January 29, 2001
---------------------
Patrick R. Cruzen

/s/ Thomas A. Sutton          Director                          January 29, 2001
---------------------
Thomas A. Sutton