Form 10-Q
period 2001-01-31
SHUFFLE MASTER INC
filed 2001-03-15
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


--------------------------------------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

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

                              Yes __X__       No _____

As of February 27, 2001, there were 11,191,066 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           (unaudited)
                                                                            JANUARY 31,     OCTOBER 31,
(IN THOUSANDS)                                                                 2001            2000
                                                                           ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                              $      2,335    $      2,810
    Investments                                                                   7,204           3,809
    Accounts receivable, net                                                      4,267           4,571
    Current portion of note receivable from related party                             5              17
    Inventories                                                                   6,496           6,194
    Deferred income taxes                                                           580             580
    Other current assets                                                          1,701             594
                                                                           ------------    ------------
        Total current assets                                                     22,588          18,575

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET                              6,418           6,676

PROPERTY AND EQUIPMENT, NET                                                       2,380           2,441

INTANGIBLE ASSETS, NET                                                            5,639           5,802

NON-CURRENT DEFERRED INCOME TAXES                                                   710             710


LONG-TERM NOTE RECEIVABLE FROM RELATED PARTY                                        300             300

OTHER ASSETS                                                                        102             110
                                                                           ------------    ------------

TOTAL ASSETS                                                               $     38,137    $     34,614
                                                                           ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $      1,231    $      1,489
     Accrued liabilities                                                          1,267           2,224
     Current portion of long-term obligation to related party                       468             580
     Customer deposits and unearned revenue                                       1,881           1,862
     Income taxes payable                                                         1,318             352
                                                                           ------------    ------------
        TOTAL CURRENT LIABILITIES                                                 6,165           6,507

LONG-TERM OBLIGATION TO RELATED PARTY                                                69              97

CONTINGENCY

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 45,000 shares authorized; 11,181 and
         10,710 shares issued and outstanding                                       112             109
     Additional paid-in capital                                                   6,660           5,317
     Retained earnings                                                           25,131          22,584
                                                                           ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY                                               31,903          28,010
                                                                           ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     38,137    $     34,614
                                                                           ============    ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  THREE MONTHS ENDED
                                                              JANUARY 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
REVENUE:
    Shuffler lease                                   $      3,974    $      2,989
    Shuffler sales and service                              2,961           1,468
    Table games                                             3,515           2,911
    Slot games                                                529             391
    Other                                                     238             741
                                                     ------------    ------------
       TOTAL REVENUE                                       11,217           8,500
                                                     ------------    ------------

COSTS AND EXPENSES:
    Cost of products                                        3,141           2,662
    Selling, general and administrative                     2,890           2,201
    Research and development                                1,365             912
                                                     ------------    ------------
       TOTAL COSTS AND EXPENSES                             7,396           5,775
                                                     ------------    ------------

Income from operations                                      3,821           2,725

Interest income, net                                          125              32
                                                     ------------    ------------
Income before income taxes                                  3,946           2,757

Provision for income taxes                                  1,400             990
                                                     ------------    ------------
NET INCOME                                           $      2,546    $      1,767
                                                     ============    ============

EARNINGS PER COMMON SHARE, BASIC                     $        .23    $        .16
                                                     ============    ============

EARNINGS PER COMMON SHARE, ASSUMING DILUTION         $        .21    $        .16
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC                      10,967          11,025
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, ASSUMING DILUTION          11,990          11,171
                                                     ============    ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                 -----------------------------
(IN THOUSANDS)                                                       2001             2000
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $      2,546     $      1,767
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                 1,320            1,163
          Provision for bad debts                                          --               37
          Provision for inventory obsolescence                            200              150
          Deferred income taxes                                            --              990
          Stock options issued for services                                92              (33)
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and note receivable                                    316              533
          Inventories                                                    (502)              44
          Other current assets                                         (1,107)               7
          Accounts payable and accrued liabilities                     (1,215)          (3,147)
          Customer deposits and unearned revenue                           19              (34)
          Income taxes payable                                            966             (359)
                                                                 ------------     ------------
          Net cash provided by operating activities                     2,635            1,118
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                          (4,720)             (37)
     Proceeds from the sales and maturities of investments              1,325            3,626
     Payments for products leased and held for lease                     (536)          (1,269)
     Purchases of property and equipment                                 (128)              --
     Purchases of intangible assets                                      (165)            (190)
     Other                                                                 --               (3)
                                                                 ------------     ------------
          Net cash provided (used by) investing activities             (4,224)           2,127
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchase of common stock                                          (614)          (3,267)
     Proceeds from issuance of common stock                             1,821              408
     Payments on long-term obligation to related party                    (93)             (87)
                                                                 ------------     ------------
          Net cash provided (used by) financing activities              1,114           (2,946)
                                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (475)             299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,810            1,476
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      2,335     $      1,775
                                                                 ============     ============

NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock    $         47     $         47
                                                                 ============     ============
CASH PAID FOR:
     Income taxes                                                $        392     $        360
                                                                 ============     ============
     Interest                                                    $          7     $         13
                                                                 ============     ============


                 See notes to consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       INTERIM FINANCIAL STATEMENTS:

         The financial statements as of January 31, 2001, and for the three month periods ended January 31, 2001 and 2000, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim period. The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the year ending October 31, 2001. These interim statements should be read in conjunction with the Company's October 31, 2000, financial statements and notes thereto included in its Form 10-K.

         Certain reclassifications have been made to the January 31, 2000 consolidated financial statements to conform to the January 31, 2001 financial statement presentation. These reclassifications had no effect on the operating results for the quarter ended January 31, 2000, as previously reported.

2.       INVENTORIES:

         DESCRIPTION                           JANUARY 31,      OCTOBER 31,
                                                  2001             2000
         ---------------------------------    ------------     ------------
         (In thousands)

         Raw materials and component parts    $      4,218     $      3,294
         Work-in-progress                              705              823
         Finished goods                              1,573            2,077
                                              ------------     ------------
                                              $      6,496            6,194
                                              ============     ============

3.       SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE:

         DESCRIPTION                           JANUARY 31,      OCTOBER 31,
                                                  2001             2000
         ---------------------------------    ------------     ------------
         (In thousands)

         Game equipment                       $      9,640     $     10,176
         Gaming products                             4,734            4,292
                                              ------------     ------------
                                                    14,374           14,468
         Less: Accumulated depreciation             (7,956)          (7,792)
                                              ------------     ------------
                                              $      6,418     $      6,676
                                              ============     ============

4.       COMMON STOCK:

         In the first quarter of fiscal 2001, the Company repurchased 35,000 shares in exchange for stock options exercised at a total cost of $614,000, compared to 392,500 shares repurchased at a total cost of $3,267,000 in the first quarter of fiscal 2000. As of January 31, 2001, the amount remaining for share repurchase under the most recent board authorization was $2,000,000.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

5.       EARNINGS PER SHARE:

         The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

         QUARTER ENDED JANUARY 31,                                2001           2000
         ---------------------------------------------------  ------------   ------------
         (In thousands, except for per share amounts)
         NET INCOME                                           $      2,546   $      1,767
                                                              ============   ============

         BASIC:
         Weighted average shares outstanding                        10,935         10,960
         Shares to be issued under asset purchase                       32             65
                                                              ------------   ------------

         Weighted average common shares, basic                      10,967         11,025
                                                              ============   ============

         ASSUMING DILUTION:
         Weighted average common shares, basic                      10,967         11,025
         Dilutive impact of options and warrants outstanding         1,023            146
                                                              ------------   ------------

         Weighted average common shares, assuming dilution          11,990         11,171
                                                              ============   ============

         EARNINGS PER SHARE, BASIC                            $        .23   $        .16
                                                              ============   ============

         EARNINGS PER SHARE, ASSUMING DILUTION                $        .21   $        .16
                                                              ============   ============

6.       CONTINGENCY:

         In the ordinary course of conducting its business, the Company becomes involved in litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2001. The adoption of SFAS No. 133 in the current year fiscal first quarter did not have an impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 in the current fiscal year first quarter. Based upon the current nature of the Company's operations, SAB 101 had no impact on the Company's results of operations.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

8.       OPERATING SEGMENT REPORTING:

         The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installation and servicing of the Company's proprietary shuffler product line and, until January 2001, the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games and the Company's new slot operating system. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

                                                  THREE MONTHS ENDED,
                                                      JANUARY 31,
                                            -----------------------------
         (in thousands)                         2001              2000
                                            ------------     ------------
         REVENUE
              Game equipment                $      7,173     $      5,198
              Gaming products                      4,044            3,302
                                            ------------     ------------
                                                  11,217            8,500
                                            ============     ============

         OPERATING INCOME
              Game equipment                       4,067            2,709
              Gaming products                      1,678            1,565
              Corporate                           (1,924)          (1,549)
                                            ------------     ------------
                                                   3,821            2,725
                                            ============     ============

         DEPRECIATION AND AMORTIZATION
              Game equipment                         512              397
              Gaming products                        610              596
              Corporate                              198              170
                                            ------------     ------------
                                                   1,320            1,163
                                            ============     ============

         CAPITAL EXPENDITURES
              Game equipment                          --              844
              Gaming products                        710              519
              Corporate                              119               96
                                            ------------     ------------
                                            $        829     $      1,459
                                            ============     ============

                                             JANUARY 31,      OCTOBER 31,
                                                2001             2000
                                            ------------     ------------
         ASSETS
              Game equipment                      12,194           12,637
              Gaming products                     11,576           11,200
              Corporate                           14,367           10,777
                                            ------------     ------------
                                                  38,137           34,614
                                            ============     ============

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following table sets forth selected financial percentages derived from the Company's Consolidated Income Statements:

                                       THREE MONTHS ENDED
                                           JANUARY 31,
                                       ------------------
                                        2001       2000
                                       ------     ------

Revenue                                 100.0%     100.0%
Cost of products                         28.0       31.3
                                       ------     ------

Gross margin                             72.0       68.7
                                       ------     ------

Selling, general and administrative      25.7       25.9
Research and development                 12.2       10.7
                                       ------     ------

Income from operations                   34.1       32.1
Interest income, net                      1.1        0.3
                                       ------     ------

Income before income taxes               35.2       32.4
Provision for income taxes               12.5       11.6
                                       ------     ------


   Net income                            22.7%      20.8%
                                       ======     ======

REVENUE:

Revenue for the three months ended January 31, 2001, was $11,217,000, an increase of $2,717,000 or 32.0% from the same period last year. Shuffler sales and service revenue increased to $2,961,000 in the current quarter, compared to $1,468,000 in the first quarter last year. There were 272 current quarter unit sales, compared to 113 unit sales in the first quarter of the prior year. The average per unit sales price decreased to $9,790 in the current fiscal quarter from $10,350 in the prior year, due to the inclusion of 62 lower priced multi-deck shufflers in the mix of shuffler sales for the current fiscal quarter. Shuffler lease revenue increased by $985,000 or 33.0% to $3,974,000 in the current fiscal quarter. The shuffler installed lease base was 3,099 at January 31, 2001, compared to 2,427 at January 31, 2000 and 2,935 at October 31, 2000. The 164 unit increase in the installed lease base during the quarter was attributable to the net placement of 150 King(TM) and 88 ACE(R) shufflers and the net removal of 35 multi-deck and 39 single deck BG shufflers. In the current year first quarter, sales of units converted from lease totaled 172 units, compared to 21 leased units converted to sales in the prior year first quarter.

Revenue from table games was $3,515,000, an increase of $604,000 or 20.7% from the first fiscal quarter last year. The installed base of Let It Ride Bonus(R) tables was 505 at January 31, 2001, compared to 425 installed Bonus tables at January 31, 2000 and 500 installed Bonus tables at October 31, 2000. The increase in installed Bonus tables compared to the prior year first quarter was due to new placements and conversions of Let It Ride(R) basic table games to Bonus table games. Let It Ride(R) table revenue also includes revenue from Let It Ride(R) basic games. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than the basic game. There were 184 installed basic games at January 31, 2001, compared to 236 installed basic tables at January 31, 2000 and 186 installed basic tables at October 31, 2000. The decrease in installed basic tables at January 31, 2000 was primarily due to conversions from the basic games to the Bonus game. Table game revenue in the current year first fiscal quarter also increased due to incremental revenue earned from the Three Card Poker(R) game. There were 353 Three Card Poker(R) games installed as of January 31, 2001, compared to 202 installed tables at January 31, 2000 and 293 installed tables at October 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

Slot revenue increased by $138,000 or 35.3% to $529,000 in the current first quarter from the prior year first quarter. The installed lease base was 508 slot machines as of January 31, 2001, compared to 524 installed units as of January 31, 2000 and 545 units as of October 31, 2000. The decrease in the installed base from the prior year first quarter was due to the removal of Let's Make A Deal(R) slot games. Recurring slot lease revenue increased by $110,000 in the current year first quarter compared to the prior year first quarter, due primarily to revenue from Press Your Luck(TM) slot games, while sales of video equipment increased by $28,000.

Other revenue decreased to $238,000 in the current first quarter from $741,000 in the prior year first quarter due primarily to reduced sales of Chipper Champ(TM) chip sorting machines and other products under the Company's joint marketing agreement with TCS America, Inc. ("TCS"). In January 2001, the Company returned to TCS the Company's leased Chipper Champ(TM) assets and inventory at no gain or loss. Other revenue also decreased in the current fiscal first quarter due to the receipt of a $200,000 technology evaluation fee in the prior year first quarter.

COSTS AND EXPENSES:

Gross margin increased to 72.0% in the current year first quarter from 68.7% in the same period in the prior year. The gross margin percentage increase was due to a shift in revenue toward the sale and lease of higher margin shuffler products in the current fiscal first quarter and away from the sale of lower margin Chipper Champ(TM) machines and accessories. Revenue from higher margin shuffler leases and sales increased to 61.8% of sales in the current fiscal quarter from 52.5% in the prior year first fiscal quarter.

Selling, general and administrative expenses were $2,890,000, an increase of $689,000 or 31.3% from the prior year first quarter. Sales expenses increased by $220,000 from the prior year first quarter due to increased commission and travel related to increased sales and increased sales staffing. Other general and administrative expenses increased in the current fiscal quarter, including an incremental $146,000 for self-insured health claims, $110,000 for information system consultants and infrastructure expenses, $92,000 for options granted to other consultants, and $85,000 in increased marketing expenses for product manager staffing and industry association activities. Legal expenses decreased by $36,000 to $111,000 in the current first fiscal quarter as litigation expenses were reduced following the settlement with Progressive Games, Inc. in December 1999. Research and development expenses were $1,365,000, an increase of $453,000 or 50.0% from the prior year first quarter. This expense increase resulted from activities in support of new game and slot operating system development.

INTEREST INCOME, NET:

Interest income, net, was $125,000 in the current year first quarter compared to $32,000 in the prior year. Cash and investments increased to $9,539,000 at January 31, 2001, from $6,619,000 at October 31, 2000. The increase in interest-bearing cash and investments was due primarily to the Company increasing its operating profits in fiscal 2001 and receiving $1,821,000 in proceeds from the issuance of common stock through the exercise of common stock options during the first quarter of fiscal 2001.

INCOME TAXES:

The Company recorded an income tax provision at an effective rate of 35.5% in the current year first quarter, compared to the tax provision of 36.0% for the first quarter of fiscal 2000, reflecting a decreased provision for state income taxes.

EARNINGS PER SHARE:

The Company earned $.21 per share, assuming dilution, for the current year first quarter compared to $.16 per share, assuming dilution, in the prior year. Weighted average shares outstanding, assuming dilution, increased to 11,990,000 from 11,171,000 in the first quarter of fiscal 2001 due to the dilutive impact of common stock options

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------

outstanding. The dilutive impact of common stock options outstanding increased by 877,000 shares from 146,000 shares at January 31, 2000 to 1,023,000 shares as of January 31, 2001, because the market price of the Company's common stock increased throughout the past year and increased the number and dilutive impact of common stock options that could be exercised. Per share and shares outstanding amounts for current year and prior year fiscal quarters reflect the three-for-two stock split effective in November 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had cash and cash equivalents and investments totaling $2,335,000, compared to $2,810,000 at October 31, 2000. The current ratio increased to 3.7 from 2.9 at October 31, 2000, while working capital increased by $4,355,000 to $16,423,000 at January 31, 2001, from $12,068,000 at October 31, 2000. The Company chose to hold less cash and cash equivalents by increasing its interest-bearing investments balances by $3,395,000 to $7,204,000 during the current fiscal quarter. Cash provided by operations totaled $2,635,000 in the current year first quarter compared to cash provided by operations of $1,118,000 in the first quarter of last year. Significant items under cash flows from operating activities in the current period include net income of $2,546,000, and non-cash charges for depreciation and amortization and inventory obsolescence which totaled $1,520,000. Significant uses of cash flows from operating activities in the first fiscal quarter of 2001 included increasing inventory by $503,000 to supply materials and components to manufacture King(TM) shufflers and video games and reducing accrued expenses by $1,215,000 during the current fiscal quarter, primarily due to the payment of accrued performance-based incentive compensation in December 2000.

The Company believes its current cash and investments, cash provided by operations and $10,000,000 in unused borrowing capacity under its revolving line of credit facility will be sufficient to finance its current operations, share repurchase program, and new product development for the foreseeable future.

                           FORWARD LOOKING STATEMENTS

This release contains forward-looking statements. Such statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits               none
(b)      Reports on Form 8-K:   none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


/s/ Joseph J. Lahti
---------------------------------------
Joseph J. Lahti
Chief Executive Officer


/s/ Gary W. Griffin
---------------------------------------
Gary W. Griffin
Chief Financial Officer


/s/ Gerald W. Koslow
---------------------------------------
Gerald W. Koslow
Corporate Controller


Date:    March 15, 2001