Form 10-Q
period 2001-04-30
SHUFFLE MASTER INC
filed 2001-06-14
CIK 718789

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-20820

SHUFFLE MASTER, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

1106 Palms Airport Drive	NV	89119
(Address of Principal Executive Offices)	(State)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:     (702) 897-7150

10901 Valley View Road, Eden Prairie MN	55344
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

As of June 1, 2001 there were 11,493,627 shares of the Company’s $.01 par value common stock outstanding.

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Consolidated Balance Sheets

ASSETS
(In thousands, except per share amounts)	(unaudited) April 30, 2001	October 31, 2000

Current assets:
Cash and cash equivalents	$2,846	$2,810
Investments	7,221	3,809
Accounts receivable, net	5,201	4,571
Current portion of note receivable from related parties	15	17
Inventories	6,707	6,194
Deferred income taxes	580	580
Other current assets	1,045	594

Total current assets	23,615	18,575

Systems and equipment leased and held for lease, net	6,591	6,676

Property and equipment, net	2,407	2,441

Intangible assets, net	9,201	5,802

Non-current deferred income taxes	710	710

Long term note receivable from related parties	475	300

Other assets	114	110

Total assets	$43,113	$34,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,693	$1,489
Accrued liabilities	1,654	2,576
Current portion of long-term obligation to related party	367	580
Customer deposits and unearned revenue	1,917	1,862

Total current liabilities	6,631	6,507

Long-term obligation to related party	25	97

Contingencies

Shareholders’ equity:
Common stock, $.01 par value; 45,000 shares authorized; 11,467 and
10,710 shares issued and outstanding	115	109
Additional paid-in capital	8,184	5,317
Retained earnings	28,158	22,584

Total shareholders’ equity	36,457	28,010

Total liabilities and shareholders’ equity	$43,113	$34,614

See notes to consolidated financial statements

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Consolidated Statements of Income
(unaudited)

(In thousands, except per share amounts)	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
Revenue:
Shuffler lease	$3,978	$3,060	$7,952	$6,049
Shuffler sales and service	3,891	2,423	6,852	3,891
Table games	3,703	2,958	7,218	5,869
Slot games	754	471	1,283	862
Other	15	723	253	1,464

	12,341	9,635	23,558	18,135

Costs and expenses:
Cost of products	3,252	2,634	6,393	5,296
Selling, general and administrative	3,004	2,476	5,894	4,677
Research and development	1,567	1,158	2,932	2,070

	7,823	6,268	15,219	12,043

Income from operations	4,518	3,367	8,339	6,092

Interest income, net	173	54	298	86

Income before income taxes	4,691	3,421	8,637	6,178

Provision for income taxes	1,665	1,235	3,065	2,225

Net income	$3,026	$2,186	$5,572	$3,953

Earnings per common share, basic	$.27	$.20	$.50	$.36

Earnings per common share, diluted	$.24	$.20	$.46	$.35

Weighted average common shares, basic	11,305	10,786	11,129	10,905

Weighted average common shares, diluted	12,358	11,190	12,157	11,180

See notes to consolidated financial statements

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended April 30,
(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$5,572	$3,953
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	2,642	2,369
Provision for bad debts	50	75
Provision for inventory obsolescence	350	275
Deferred income taxes	—	990
Stock options issued for services	92	(10)
Changes in operating assets and liabilities:
Accounts and note receivable	(640)	223
Inventories	(301)	(42)
Other current assets	(442)	(518)
Accounts payable and accrued liabilities	(612)	(2,331)
Customer deposits and unearned revenue	55	(29)

Net cash provided by operating activities	6,766	4,955

Cash flows from investing activities:
Purchases of investments	(5,583)	(3,065)
Proceeds from the sales and maturities of investments	2,675	4,202
Payments for products leased and held for lease	(1,495)	(2,422)
Purchases of property and equipment	(337)	(21)
Purchases of intangible assets	(278)	(255)
Acquisition of business, net of cash acquired	(4,015)	—
Other	(193)	(12)

Net cash (used by) investing activities	(9,226)	(1,573)

Cash flows from financing activities
Repurchase of common stock	(740)	(3,267)
Proceeds from issuance of common stock	3,427	662
Payments on long-term obligation to related party	(191)	(176)

Net cash (used) provided by financing activities	2,496	(2,781)

Net increase in cash and cash equivalents	36	601
Cash and cash equivalents, beginning of period	2,810	1,476

Cash and cash equivalents, end of period	$2,846	$2,077

Non-cash transaction:
Payment of obligation to related party with common stock	$94	$94

Cash paid for:
Income taxes	$3,331	$1,006

Interest	$9	$13

See notes to consolidated financial statements

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Notes to Consolidated Financial Statements

1.	Interim Consolidated Financial Statements:

The consolidated financial statements as of April 30, 2001, and for the three and six month periods ended April 30, 2001 and 2000, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ending October 31, 2001. These interim consolidated financial statements should be read in conjunction with the Company’s October 31, 2000, consolidated financial statements and notes thereto included in its Form 10-K.

Certain reclassifications have been made to the April 30, 2000 consolidated financial statements to conform to the April 30, 2001 consolidated financial statement presentation. These reclassifications had no effect on the operating results for the quarter and six months ending April 30, 2000, as previously reported.

2.	Inventories:

Description	April 30, 2001	October 31, 2000
(In thousands)

Raw materials	$4,264	$3,294
Work-in-progress	1,179	823
Finished goods	1,264	2,077

	$6,707	$6,194

3.	Systems and Equipment Leased and Held for Lease:

Description	April 30, 2001	October 31, 2000
(In thousands)

Game equipment	9,766	10,176
Gaming products	5,283	4,292

	15,049	14,468

Less: Accumulated depreciation	(8,458)	(7,792)

	$6,591	$6,676

4.	Common Stock:

In the first six months of fiscal 2001, the Company repurchased 41,000 shares of common stock at a total cost of $740,000, compared to 392,500 shares repurchased at a total cost of $3,267,000 in the first six months of fiscal 2000. As of April 30, 2001, the amount remaining for share repurchase under the most recent board authorization was $2,000,000.

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Notes to Consolidated Financial Statements (continued)

5.	Earnings per Share:

The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
(In thousands, except for per share amounts)

Net Income	$3,026	$2,186	$5,572	$3,953

Basic:
Weighted average shares outstanding	11,281	10,729	11,105	10,845
Shares to be issued under asset purchase	24	57	24	60

Weighted average common shares, basic	11,305	10,786	11,129	10,905

Assuming dilution:
Weighted average common shares, basic	11,305	10,786	11,129	10,905
Dilutive impact of options outstanding	1,053	404	1,028	275

Weighted average common shares, diluted	12,358	11,190	12,157	11,180

Earnings per share, basic	$.27	$.20	$.50	$.36

Earnings per share, diluted	$.24	$.20	$.46	$.35

6.	Operating Segments:

The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installing and servicing of the Company’s proprietary shuffler product line and, until January 2001, the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games and the Company’s new slot operating system. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Notes to Consolidated Financial Statements (continued)

	Three Months Ended, April 30,		Six Months Ended, April 30,
(in thousands)	2001	2000	2001	2000

Revenue
Game equipment	$7,884	$5,505	$15,057	$10,703
Gaming products	4,457	4,130	8,501	7,432

	12,341	9,635	23,558	18,135

Operating Income
Game equipment	4,941	3,205	9,008	5,914
Gaming products	1,732	1,981	3,410	3,546
Corporate	(2,155)	(1,819)	(4,079)	(3,368)

	4,518	3,367	8,339	6,092

Depreciation and Amortization
Game equipment	555	447	1,067	844
Gaming products	560	588	1,170	1,184
Corporate	207	171	405	341

	1,322	1,206	2,642	2,369

Capital Expenditures
Game equipment	208	604	208	1,544
Gaming products	855	614	1,565	1,133
Corporate
	218	21	337	21

	$1,281	$1,239	$2,110	$2,698

	As of April 30,
	2001	2000
Assets
Game equipment	$16,496	$9,242
Gaming products	11,841	10,760
Corporate	14,776	9,405

	$43,113	$29,407

7.	Contingency:

On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation (“IGCA”). The suit was filed in the District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joe Lahti, the Company’s Chairman and Chief Executive Officer. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to an alleged confidentiality agreement with respect to IGCA intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA’s claims and believes it will prevail in the lawsuit and accordingly, the Company has accrued no liability related to this litigation.

Part I – Financial Information
Item 1. Financial Statements

Shuffle Master, Inc.
Notes to Consolidated Financial Statements (continued)

8.	Subsequent Event:

On May 21, 2001, the Board of Directors approved a three-for-two split of the Company’s common stock to be effected in the form of a dividend. The par value of the common stock will remain $.01 per share and the stock split will be effective at the close of business on June 18, 2001 for stockholders of record as of June 8, 2001.

Had share and per share amounts been restated to reflect this stock split, earnings per share, basic and diluted, would have been $.18 and $.16 for the second fiscal quarter ended April 30, 2001 and $.13 and $.13 for the second fiscal ended April 30, 2000. Additionally, earnings per share, basic and diluted, for the six months ended April 30, 2001 would have been $.33 and $.31 and, for the six months ended April 30, 2000, would have been $.24 and $.23.

Part I – Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth selected financial percentages derived from the Company’s Consolidated Income Statements:

	Three Months		Six Months
Period Ended April 30,	2001	2000	2001	2000

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of products	26.4	27.3	27.1	29.2

Gross margin	73.6	72.7	72.9	70.8

Selling, general and administrative	24.3	25.7	25.0	25.8
Research and development	12.7	12.0	12.5	11.4

Income from operations	36.6	35.0	35.4	33.6
Interest income, net	1.4	0.5	1.3	0.5

Income before income taxes	38.0	35.5	36.7	34.1
Provision for income taxes	13.5	12.8	13.0	12.3

Net Income	24.5%	22.7%	23.7%	21.8%

Revenue:

Revenue for the second fiscal quarter ended April 30, 2001, was $12,341,000, an increase of $2,706,000 or 28.1% from the same period last year. This increase was attributable to increased revenue in all business segments. Shuffler sales and service revenue increased to $3,891,000 in the current quarter, compared to $2,423,000 in the second quarter last year. Current quarter shuffler sales were 351 units at an average price of $10,100, while sales in the second quarter of the prior year were 202 units at an average price of $10,500. Average unit sales prices decreased 3.8% due to increased conversion sales of ACE® and King™ shufflers in the current quarter. Shuffler sales and service revenue also includes revenue from the sale of extended service contracts, which increased to $247,000 in the current second quarter from $236,000 in the second quarter of the prior fiscal year. Shuffler lease revenue increased by $918,000, or 30.0%, to $3,978,000 in the current fiscal year second quarter. The shuffler installed lease base was 3,016 at April 30, 2001, compared to 2,505 at April 30, 2000 and 2,935 at October 31, 2000. This increase in the installed lease base from the prior year was due to the Company’s fiscal 2000 and 2001 business strategy to increase its installed base of leased ACE® and King™ shufflers. The 81 unit increase in the installed lease base during the quarter was attributable to the net placement of 130 ACE® and 140 King™ shufflers and the net removal of 83 multi-deck and 106 single deck BG shufflers. In the current year second quarter, sales of units converted from lease totaled 155 units, compared to 16 leased units converted to sales in the prior year fiscal first quarter.

Revenue from table games was $3,703,000, an increase of $745,000 or 25.2% from the second quarter last year. The installed base of Let It Ride Bonus® tables was 513 at April 30, 2001, compared to 446 installed Bonus tables at April 30, 2000 and 500 installed Bonus tables at October 31, 2000. The increase in installed Bonus tables compared to the prior year second quarter was due to new placements and conversion of Let It Ride® basic table games to Bonus table games. Let It Ride® table revenue also includes revenue from the Let It Ride® basic game. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than those of basic game. There were 184 installed basic tables at April 30, 2001, compared to 222 installed basic tables at April 30, 2000 and 186 installed basic tables at October 31, 2000. The decrease in installed basic tables from April 30, 2000 was primarily due to conversions from the basic game to the Bonus

Part I – Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

game. Table game revenue in the current fiscal year second quarter also increased due to incremental revenue earned from Three Card Poker®. There were 426 Three Card Poker® games installed at April 30, 2001, compared to 225 installed games at April 30, 2000 and 293 installed tables at October 31, 2000.

Slot revenue increased by $283,000, or 60%, to $754,000 in the current second quarter from the prior year fiscal second quarter. The installed base was 509 slot machines as of April 30, 2001, compared to 548 installed units as of April 30, 2000 and 545 units as of October 31, 2000. The decrease in the installed base from the prior year fiscal second quarter was due primarily to the removal of the Let’s Make A Deal® video slot games. Recurring slot lease and operating system revenue increased by $200,000 to $615,000 in the current year fiscal second quarter compared to the prior year fiscal second quarter, due primarily to revenue from Press Your Luck™ slot games, while sales of video equipment increased by $83,000 to $139,000.

Other revenue decreased to $15,000 in the current second quarter from $723,000 in the prior year second quarter due to the termination of the Company’s joint marketing agreement with TCS America, Inc. in January 2001. Other revenue also decreased in the current year second quarter by comparison to the prior year fiscal second quarter due to the receipt in the prior year of a $500,000 license fee related to the Company’s math technology used in slot game design.

Revenue for the six months ended April 30, 2001, was $23,558,000, an increase of $5,423,000 or 29.9% over the six month period ended April 30, 2000. Shuffler lease revenue increased by $903,000 or 31.5% to $7,952,000 in the current year six months compared to $6,049,000 in the prior year six months, while shuffler sales and service revenue increased by $2,961,000 or 76.1% to $6,852,000 in the current six months, compared to $3,891,000 in the prior year six months. This shuffler sales increase was due to the sale of 623 shufflers in the current year six months, compared to 315 in the prior year six months. Table game revenue increased by $1,349,000 or 23.0% to $7,218,000 in the current year six months as compared to $5,869,000 in the prior year six months, as total table placements increased by 236 tables to 1,147 tables at April 30, 2001 from 911 tables at April 30, 2000, due primarily to placements of the Three Card Poker® game. Video slot game revenue increased by $421,000 or 48.8% due primarily to lease and operating system revenue from the installation of Press Your Luck™ video slot games in late fiscal 2000 and during fiscal 2001. Other revenue in the current year six months decreased by $1,211,000 from the prior year six months, principally due to the termination of the Company’s joint marketing agreement with TCS America, Inc. in January 2001 and the receipt of $700,000 in technology license and evaluation fees in the prior year six months.

Costs and Expenses:

Gross margin was 73.6% and 72.9% for the current second quarter and six months, respectively, compared to 72.7% and 70.8% in the comparable prior year periods. The gross margin increase was due to a shift in revenue toward the sale and lease of higher margin shuffler products and away from the sale of lower margin Chipper Champ™ machines and accessories. Revenue from higher margin shuffler sale and lease revenue increased to 63.7% of sales in the current fiscal second quarter from 56.9% in the prior fiscal year second quarter. Additionally, service, installation, and indirect production costs, expressed as a percentage of sales, decreased to 11.5% of sales in the current fiscal year second quarter from 12.9% in the prior fiscal year second quarter.

Selling, general and administrative expenses increased by $528,000 or 21.3% to $3,004,000 in the current second quarter, and by $1,217,000 to $5,894,000 in the current six month period. Sales expenses increased by $193,000 and $408,000 from the prior year second quarter and six months, respectively, due to increased commissions and salaries related to increased sales and sales staffing. Other selling, general and administrative expenses increased in the current fiscal second quarter and six months, including increased administrative staffing, promotional costs, product approval costs, and organizational consulting costs totaling $318,000 and $665,000, respectively. Additionally, the Company increased information systems and infrastructure expenses by $80,000 and $190,000 in the current fiscal second quarter and six months, compared to comparable prior

Part I – Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

year periods. Litigation expenses decreased by $18,000 and $53,000 from the prior year fiscal second quarter and six months, respectively, due to prior year settlements of litigation with Progressive Games, Inc. and Bally Gaming, Inc.

Research and development expenses increased by $409,000, or 35.3%, over the prior year fiscal quarter to $1,567,000 and by $862,000 over the prior year six month period to $2,932,000. This increase resulted from new game and operating system development costs.

Interest Income, net:

Interest income, net, was $173,000 in the current year second quarter, compared to $54,000 in the prior year second quarter. Cash and investments increased to $10,067,000 at April 30, 2001, from $6,619,000 at October 31, 2000. This increase in interest-bearing cash and investments was due primarily to the Company increasing its operating profits in fiscal 2001 and receiving $3,427,000 in proceeds from the issuance of common stock through the exercise of common stock options during the first six months of fiscal 2001.

Income Taxes:

The Company recorded an income tax provision at an effective rate of 35.5% in the current year second quarter, compared to the tax provision of 36.0% for the second quarter of fiscal 2000, reflecting a decreased provision for state income taxes.

Earnings per Share:

The Company earned $.24 per share, assuming dilution, for the current year second quarter, compared to $.20 per share, assuming dilution, in the prior year. Weighted average shares outstanding, assuming dilution, increased to 12,358,000 from 11,190,000 in the second quarter of fiscal 2000 due to the dilutive impact of common stock options outstanding. The dilutive impact of common stock options outstanding increased by 649,000 shares to 1,053,000 shares during the quarter ended April 30, 2001, from 404,000 shares during the quarter ended April 30, 2000, reflecting the increase in the market price of the Company’s common stock throughout the past year. This increase in market price increased the number and dilutive impact of common stock options that could be exercised. Per share and shares outstanding amounts for current year and prior year fiscal quarters reflect the three-for-two stock split effective in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital:

As of April 30, 2001, the Company had cash, cash equivalents and investments totaling $10,067,000, compared to $6,619,000 at October 31, 2000. The current ratio increased to 3.6 from 2.9 at October 31, 2000, while working capital increased by $4,916,000 to $16,984,000 at April 30, 2001, from $12,068,000 at October 31, 2000. The increase in cash, working capital, and the current ratio at April 30, 2001 relates to the Company’s increasing its operating profits during the current fiscal year six months and receiving increased proceeds from the issuance of common stock upon the exercise of employee and director stock options during the same period.

Cash Flows:

Cash provided by operations totaled $6,766,000 in the current year six months compared to cash provided by operations of $4,955,000 in the first six months of last year. Significant items under cash flows from operating activities in the current period include net income of $5,572,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, deferred taxes, and stock options

Part I – Financial Information
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

issued for services, all of which totaled $3,134,000, compared to net income of $3,953,000 and non-cash charges of $3,699,000 in the first six months of last year. Significant uses of cash flow from operating activities included an increase in accounts receivable of $640,000 due to increased sales and an increase in inventory of $301,000 to supply materials and components to manufacture shufflers and video games, including the recently approved The Three Stooges® video slot game introduced in April 2001 under the Company’s Development and Distribution Agreement with IGT.

Investing activities included the acquisition of Gaming Products, an Australian manufacturer of the QuickDraw® shuffler product line, through two wholly-owned subsidiaries, on April 28, 2001. This acquisition involved the purchase of the assets and the assumption of certain liabilities of three separate companies operating under the Gaming Products name as well as the stock of Gaming Products Pty. Ltd., a fourth company that hold patents relating to the QuickDraw® shuffler. The Company paid $4,015,000, net of cash acquired, for this acquisition. The Company is in the process of finalizing its evaluation of the fair values of the assets acquired and liabilities assumed. The Company does not expect any material subsequent adjustments to the balances recorded at April 30, 2001.

Additionally, in first six months of the current fiscal year, the Company invested in capital expenditures totaling $2,110,000 for net additions to leased gaming equipment and game products, new game licenses and other fixed assets. The Company also increased its investment portfolio by $3,412,000 to $7,221,000 in the same period.

Financing activities during the first six months of the current fiscal year included the repurchase of 41,000 shares of common stock using cash of $740,000 and the issuance of 615,000 shares of common stock generating cash of $3,427,000 pursuant to exercise by employees and directors of options granted under the Company’s stock option plans.

Capital Resources:

The Company believes its current cash and investments, cash provided by operations and $10,000,000 in unused borrowing capacity under its revolving line of credit facility will be sufficient to finance its current operations, share repurchase program, and new product development and roll-outs in the immediate future.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. Such statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company’s existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; current and/or unanticipated future litigation; regulatory and jurisdictional issues involving Shuffle Master or its products specifically, and for the gaming industry in general; general and casino industry economic conditions; the financial health of the Company’s casino and distributor customers both nationally and internationally; and the risks and factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Part II – Other Information

Item 1. Legal Proceedings

On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation (“IGCA”). The suit was filed in the District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph Lahti, the Company’s Chairman and Chief Executive Officer. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to an alleged confidentiality agreement with respect to IGCA intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA’s claims and believes it will prevail in the lawsuit.

On May 9, 2001, International Game Technology, a Nevada corporation, and IGT, a Nevada corporation (herein collectively, “IGT”), filed a patent infringement lawsuit against the Company in the United States District Court for the District of Minnesota in Minneapolis, Minnesota. This complaint and a later amended complaint alleged that the Company infringed upon IGT’s patents, trade dress and trademarks by virtue of the Company’s approved field test of six converted S+ “Double Platinum” slot machines. On May 17, 2001, the District Court denied IGT’s request for a temporary restraining order.

On May 31, 2001, IGT and the Company entered into a settlement agreement, resolving all the claims filed by IGT. As part of the settlement, IGT granted licenses to the Company for certain IGT patents, trade dress and trademarks related to S+ units originally manufactured by IGT. The Company also agreed that the total number of S+ conversions would not exceed a cap that increases quarterly, and that reaches a maximum aggregate of 15,000 total units. The settlement further provides that IGT and the Company will share certain revenue related to the conversions.

The Company and IGT also agreed that IGT will develop five new game titles based upon licenses to be provided by the Company. Profits from those games will be split between the Company and IGT, with fifty to seventy percent of the profits going to IGT.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of Shareholders held on March 22, 2001, certain matters were submitted to the shareholders for their approval as set forth in the Company’s Proxy Statement dated February 14, 2001, previously filed with the Securities and Exchange Commission:

1)	Directors elected at the meeting:

	Votes Cast For	Votes Withheld
Joseph J. Lahti	9,991,930	395,812
Thomas A. Sutton	9,991,555	396,187
Patrick J. Cruzen	9,994,255	393,487
Mark L. Yoseloff	9,905,874	481,868

2)	An amendment to the 1993 Stock Option Plan was approved to increase by 450,000 the number of shares reserved for issuance. A total of 9,311,270 shares voted in favor thereof, 887,674 shares voted against, while 63,798 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.26	Employment Agreement, by and between Shuffle Master, Inc. and Mark Lipparelli, dated April 30, 2001 (confidential treatment requested as to portions).

10.27	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan, approved by the shareholders on March 22, 2001 (Incorporated by reference to the specified exhibit in the Registrants’Registration Statement on Form S-8, Registration No. 333-39060).

b)	Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date:      June 14, 2001

/s/ Gary W. Griffin
Gary W. Griffin
Chief Financial Officer

/s/ Gerald W. Koslow
Gerald W. Koslow
Corporate Controller