Form 10-Q
period 2001-07-31
SHUFFLE MASTER INC
filed 2001-09-14
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


                         Commission file number: 0-20820

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)

                   Minnesota                          41-1448495
        (State or Other Jurisdiction       (IRS Employer Identification No.)
      of Incorporation or Organization)


1106 Palms Airport Drive                         NV                   89119
(Address of Principal Executive Offices)       (State)              (Zip Code)


       Registrant's Telephone Number, Including Area Code:  (702) 897-7150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __X__               No _____


As of August 31, 2001, there were 18,067,824 shares of the Company's $.01 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 (unaudited)
                                                                    JULY 31,      OCTOBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              2001           2000
                                                                 ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $      3,643    $      2,810
     Investments                                                       14,815           3,809
     Accounts receivable, net                                           4,862           4,571
     Current portion of note receivable from related parties               18              17
     Inventories                                                        6,880           6,194
     Deferred income taxes                                                408             580
     Other current assets                                               2,544             594
                                                                 ------------    ------------
          Total current assets                                         33,170          18,575

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET                    7,276           6,676

PROPERTY AND EQUIPMENT, NET                                             2,334           2,441

INTANGIBLE ASSETS, NET                                                  8,942           5,802

NON-CURRENT DEFERRED INCOME TAXES                                         673             710

LONG-TERM NOTE RECEIVABLE FROM RELATED PARTIES                            477             300

OTHER ASSETS                                                              111             110
                                                                 ------------    ------------

TOTAL ASSETS                                                     $     52,983    $     34,614
                                                                 ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $      3,998    $      1,489
     Accrued liabilities                                                2,328           2,576
     Current portion of long-term obligation to related party             245             580
     Customer deposits and unearned revenue                             2,685           1,862
                                                                 ------------    ------------
          TOTAL CURRENT LIABILITIES                                     9,256           6,507

LONG-TERM OBLIGATION TO RELATED PARTY                                      --              97

CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 67,500 shares authorized               181             163
     Additional paid-in capital                                        12,172           5,263
     Retained earnings                                                 31,374          22,584
                                                                 ------------    ------------
          TOTAL SHAREHOLDER'S EQUITY                                   43,727          28,010
                                                                 ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     52,983    $     34,614
                                                                 ============    ============


            See notes to unaudited consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      JULY 31,                        JULY 31,
                                            ----------------------------    ----------------------------
                                                2001             2000            2001             2000
                                            ------------    ------------    ------------    ------------
REVENUE:
     Shuffler lease                         $      4,063    $      3,333    $     12,015    $      9,382
     Shuffler sales and service                    2,794           2,255           9,646           6,146
     Table games                                   3,897           3,089          11,115           8,958
     Slot games                                    1,766             274           3,049           1,136
     Other                                            64             237             317           1,701
                                            ------------    ------------    ------------    ------------

                                                  12,584           9,188          36,142          27,323
                                            ------------    ------------    ------------    ------------

COST AND EXPENSES:
     Cost of products                              3,230           2,517           9,623           7,813
     Selling, general and administrative           3,381           2,363           9,275           7,040
     Research and development                      1,384           1,169           4,316           3,239
                                            ------------    ------------    ------------    ------------

                                                   7,995           6,049          23,214          18,092
                                            ------------    ------------    ------------    ------------

Income from operations                             4,589           3,139          12,928           9,231

Interest income, net                                 195              97             493             183
                                            ------------    ------------    ------------    ------------

Income before income taxes                         4,784           3,236          13,421           9,414

Provision for income taxes                         1,566           1,197           4,631           3,422
                                            ------------    ------------    ------------    ------------

NET INCOME                                  $      3,218    $      2,039    $      8,790    $      5,992
                                            ============    ============    ============    ============

EARNINGS PER COMMON SHARE, BASIC            $        .18    $        .13    $        .52    $        .37
                                            ============    ============    ============    ============

EARNINGS PER COMMON SHARE, DILUTED          $        .17    $        .12    $        .48    $        .35
                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC             17,687          16,238          17,021          16,319
                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, DILUTED           18,939          17,269          18,474          16,936
                                            ============    ============    ============    ============


            See notes to unaudited consolidated financial statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                              JULY 31,
                                                                   -----------------------------
(IN THOUSANDS)                                                         2001             2000
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $      8,790     $      5,992
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                   4,102            3,619
          Provision for bad debts                                            25               75
          Provision for inventory obsolescence                              500              350
          Deferred income taxes                                             209              990
          Stock options issued for services                                  92              (10)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
          Accounts and notes receivable                                    (279)            (449)
          Inventories                                                      (624)            (258)
          Other current assets                                           (1,941)            (488)
          Accounts payable and accrued liabilities                        1,605           (2,135)
          Customer deposits and unearned revenue                            823               41
          Income taxes payable                                             (238)            (141)
                                                                   ------------     ------------

          Net cash provided by operating activities                      13,064            7,586
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments                                      (14,832)          (4,883)
          Proceeds from the sales and maturities of investments           4,331            4,752
          Payments for products leased and held for lease                (3,081)          (3,569)
          Purchases of property and equipment                              (473)            (194)
          Purchases of intangible assets                                   (362)            (910)
          Acquisition of business, net of cash acquired                  (4,015)              --
          Other                                                            (200)            (109)
                                                                   ------------     ------------

          Net cash (used by) investing activities                       (18,632)          (4,913)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                          (2,162)          (3,267)
     Proceeds from issuance of common stock                               8,854              912
     Payments on long-term obligation to related party                     (291)            (407)
                                                                   ------------     ------------

          Net cash (used) provided by financing activities                6,401           (2,762)
                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        833              (89)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,810            1,476
                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      3,643     $      1,387
                                                                   ============     ============

NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock      $        141     $        141
                                                                   ============     ============

CASH PAID FOR:
     Income taxes                                                  $      4,546     $      2,610
                                                                   ============     ============
     Interest                                                      $          9     $         36
                                                                   ============     ============


            See notes to unaudited consolidated financial statements
                                        4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of July 31, 2001, and for the three and nine month periods ended July 31, 2001 and 2000, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the three and nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending October 31, 2001. These interim statements should be read in conjunction with the Company's October 31, 2000, financial statements and notes thereto included in its Form 10-K.

     Certain reclassifications have been made to the July 31, 2000 consolidated financial statements to conform with the July 31, 2001 financial statement presentation. These reclassifications had no effect on the operating results for the three and nine months ended July 31, 2000, as previously reported.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS Nos. 141 and 142 prescribe new accounting guidance for business combinations and related acquired intangible assets, including goodwill.

     Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt these standards on November 1, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

2.   INVENTORIES:

                                                    JULY 31,        OCTOBER 31,
     DESCRIPTION                                      2001             2000
     -----------------------------------          ------------     ------------
     (In thousands)

     Raw materials                                $      3,850     $      3,294
     Work-in-progress                                    1,125              823
     Finished goods                                      1,905            2,077
                                                  ------------     ------------

                                                  $      6,880     $      6,194
                                                  ============     ============

3.   SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE:

                                                    JULY 31,        OCTOBER 31,
     DESCRIPTION                                      2001             2000
     -----------------------------------          ------------     ------------
     (In thousands)

     Game equipment                               $      9,741     $     10,176
     Gaming products                                     6,505            4,292
                                                  ------------     ------------

                                                        16,246           14,468
     Less: Accumulated depreciation                     (8,970)          (7,792)
                                                  ------------     ------------

                                                  $      7,276     $      6,676
                                                  ============     ============

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   COMMON STOCK:

     In the first nine months of fiscal 2001, the Company repurchased 130,000 shares at a total cost of $2,162,000, compared to 392,500 shares repurchased at a total cost of $3,267,000 in the first nine months of fiscal 2000. Additionally, the Company issued 1,831,000 shares of common stock for $8,854,000 pursuant to stock options exercised by employees and directors under the Company's stock options plans. On September 10, 2001 the Board of Directors voted to terminate all prior common share repurchase authorizations and authorized the repurchase of up to $5,000,000 of the Company's common shares.

5.   EARNINGS PER SHARE:

     The following table shows the reconciliation of basic earnings per share to diluted earnings per share. (All amounts have been restated to reflect the effects of the Company's three for two stock splits in November 2000 and June 2001):

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               JULY 31,                    JULY 31,
                                                       ------------------------    ------------------------
                                                          2001          2000          2001          2000
                                                       ----------    ----------    ----------    ----------
       (In thousands, except for per share amounts)
       NET INCOME                                      $    3,218    $    2,039    $    8,790    $    5,992
                                                       ==========    ==========    ==========    ==========

       BASIC:
       Weighted average shares outstanding                 17,663        16,165        16,997        16,233
       Shares to be issued under asset purchase                24            73            24            86
                                                       ----------    ----------    ----------    ----------

       Weighted average common shares, basic               17,687        16,238        17,021        16,319
                                                       ==========    ==========    ==========    ==========

       ASSUMING DILUTION:
       Weighted average common shares, basic               17,687        16,238        17,021        16,319
       Dilutive impact of options outstanding               1,252         1,031         1,453           617
                                                       ----------    ----------    ----------    ----------

       Weighted average common shares, diluted             18,939        17,269        18,474        16,936
                                                       ==========    ==========    ==========    ==========

       EARNINGS PER SHARE, BASIC                       $      .18    $      .13    $      .52    $      .37
                                                       ==========    ==========    ==========    ==========

       EARNINGS PER SHARE, DILUTED                     $      .17    $      .12    $      .48    $      .35
                                                       ==========    ==========    ==========    ==========

6.   OPERATING SEGMENTS:

     The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installing and servicing of the Company's proprietary shuffler product line and, until the sale of this product line in January 2001, the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games, slot games, and the Company's new slot operating system. Gaming products generally produce recurring revenue through fixed or participation leases and licenses. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                           THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                 JULY 31,                     JULY 31,
                                        -------------------------     -------------------------
       (in thousands)                      2001           2000           2001           2000
                                        ----------     ----------     ----------     ----------
       REVENUE
       Game equipment                   $    6,921     $    5,826     $   21,978     $   16,529
       Gaming products                       5,663          3,362         14,164         10,794
                                        ----------     ----------     ----------     ----------

                                            12,584          9,188         36,142         27,323
                                        ==========     ==========     ==========     ==========

       OPERATING INCOME
       Game equipment                        3,810          3,372         12,818          9,286
       Gaming products                       3,039          1,218          6,449          4,764
       Corporate expenses                   (2,260)        (1,451)        (6,339)        (4,819)
                                        ----------     ----------     ----------     ----------

                                             4,589          3,139         12,928          9,231
                                        ==========     ==========     ==========     ==========

       DEPRECIATION AND AMORTIZATION
       Game equipment                          559            451          1,626          1,296
       Gaming products                         685            618          1,855          1,802
       Corporate                               216            180            621            521
                                        ----------     ----------     ----------     ----------

                                             1,460          1,249          4,102          3,619
                                        ==========     ==========     ==========     ==========

       CAPITAL EXPENDITURES
       Game equipment                          325          1,023            533          2,567
       Gaming products                       1,345            779          2,910          1,912
       Corporate                               136            173            473            194
                                        ----------     ----------     ----------     ----------

                                        $    1,806     $    1,975     $    3,916     $    4,673
                                        ==========     ==========     ==========     ==========

                                               AS OF JULY 31,
                                        -------------------------
                                           2001           2000
                                        ----------     ----------
       ASSETS
       Game equipment                   $   14,762     $   10,872
       Gaming products                      15,349         10,744
       Corporate                            22,872          9,974
                                        ----------     ----------

                                        $   52,983     $   31,590
                                        ==========     ==========

7.   CONTINGENCIES:

     On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation ("IGCA"). The suit was filed in the District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph Lahti, the Company's Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA's claims and believes it will prevail in the lawsuit.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     As part of the finalized settlement of the Company's litigation with International Game Technology ("IGT") in July 2001, the Company entered into several confidential definitive agreements relating to the development of future games. Certain of these agreements provide that IGT and the Company will develop five new game titles based upon licenses to be provided by the Company. In consideration of certain work to be performed by IGT in connection with the new game titles, IGT may become entitled to a $400,000 completion payment from the Company for each game title developed. IGT will become entitled to such completion payments only if IGT timely meets certain performance obligations respective to each game, and if each specific game achieves defined minimum placement levels in the competitive marketplace.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table sets forth selected financial percentages derived from the Company's unaudited Consolidated Statements of Income:

                                             THREE MONTHS              NINE MONTHS
                                         -------------------       -------------------
PERIOD ENDED JULY 31,                    2001          2000         2001         2000
----------------------------------       ------       ------       ------       ------
Revenue                                   100.0%       100.0%       100.0%       100.0%
Cost of Products                           25.7         27.4         26.6         28.6
                                         ------       ------       ------       ------

Gross Margin                               74.3         72.6         73.4         71.4
                                         ------       ------       ------       ------

Selling, general and administrative        26.9         25.7         25.7         25.8
Research and development                   11.0         12.7         11.9         11.9
                                         ------       ------       ------       ------

Income from operations                     36.4         34.2         35.8         33.7
Interest income, net                        1.6          1.0          1.3          0.7
                                         ------       ------       ------       ------

Income before income taxes                 38.0         35.2         37.1         34.4
Provision for income taxes                 12.4         13.0         12.8         12.5
                                         ------       ------       ------       ------

Net Income                                 25.6%        22.2%        24.3%        21.9%
                                         ======       ======       ======       ======

REVENUE:

Revenue for the third fiscal quarter ended July 31, 2001, was $12,584,000, an increase of $3,396,000 or 37.0% from the same period last year. This increase was attributable to increased revenue in all business segments. Shuffler sales and service revenue increased to $2,794,000 in the current quarter, compared to $2,255,000 in the third quarter last year. Current quarter shuffler sales were 250 units at an average price of $9,800, while sales in the third quarter of the prior fiscal year were 215 units at an average price of $9,100. Average unit sales prices increased 7.7% due to increased sales of higher-priced ACE(R) shufflers in the current quarter. Shuffler sales and service revenue also includes revenue from the sale of extended service contracts, which increased to $265,000 in the current third quarter from $248,000 in the third quarter of the prior fiscal year. Shuffler lease revenue increased by $730,000 or 21.9% to $4,063,000 in the current fiscal year third quarter. The shuffler installed lease base was 3,085 at July 31, 2001, compared to 2,807 at July 31, 2000 and 2,935 at October 31, 2000. This increase in the installed lease base from the prior year was due to the Company's fiscal 2000 and 2001 business objectives to increase its installed base of leased ACE(R) and King(TM) shufflers. The 146 unit increase in the installed lease base during the first nine months of fiscal 2001 was attributable to the net placement of 229 ACE(R) and 93 King(TM) shufflers, and the net removal of 72 multi-deck and 104 single deck BG shufflers. In the current year fiscal third quarter, sales of units converted from lease totaled 17 units, compared to 22 leased units converted to sales in the prior year fiscal third quarter.

Revenue from table games was $3,897,000, an increase of $808,000 or 26.2% from the third fiscal quarter last year. This increase was primarily due to placement of Three Card Poker(R) table games. There were 500 Three Card Poker(R) games installed at July 31, 2001, compared to 259 installed tables at July 31, 2000 and 293 installed tables at October 31, 2000. Additionally, the installed base of Let It Ride Bonus(R) tables was 540 at July 31, 2001, compared to 469 installed Bonus tables at July 31, 2000 and 500 installed Bonus tables at October 31, 2000. The increase in installed Bonus tables compared to the prior year third fiscal quarter was due to new placements and conversion of Let It Ride(R) basic table games to Bonus table games. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than those of the basic game. There were 160 installed basic tables at July 31, 2001, compared to 205 installed basic tables at July 31, 2000 and 186 installed basic tables at October 31, 2000. The decrease in installed basic tables from July 31, 2000 was primarily due to conversions from the basic game to the Bonus game.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Slot revenue increased by $1,492,000 or 544.5% to $1,766,000 in the current fiscal year third quarter from the prior year fiscal third quarter. Included in current quarter slot revenue is $1,000,000 in revenue related to provisions of the Company's fiscal 2000 video slot game agreements with IGT. These agreement provisions prescribed minimum profits due to the Company based on video game rollout schedules. This revenue relates to these minimums and is in addition to revenue currently being generated by units installed in casinos.

The slot video installed lease base was 511 slot units as of July 31, 2001, compared to 445 installed units as of July 31, 2000 and 545 units as of October 31, 2000. The increase in the installed base from the prior year fiscal third quarter was due to the placement of The Three Stooges(R) and Let's Make A Deal(R) slot games under the Company's agreements with IGT. Accordingly, recurring slot lease revenue increased by $613,000 to $762,000 in the current fiscal third quarter compared to the prior year third fiscal quarter.

Other revenue decreased to $64,000 in the current fiscal third quarter from $237,000 in the prior year fiscal third quarter due to the termination of the Company's joint marketing agreement with TCS America, Inc. in January 2001.

Revenue for the nine months ended July 31, 2001 was $36,142,000, an increase of $8,819,000 or 32.3% over the nine month period ended July 31, 2000. Shuffler lease revenue increased by $2,633,000 or 28.1% to $12,015,000 in the current year nine months, compared to $9,382,000 in the prior fiscal year nine months, while shuffler sales and service revenue increased by $3,500,000 or 57.0% to $9,646,000 in the current nine months compared to $6,146,000 in the prior year nine months. This shuffler sales increase was due to the sale of 873 shufflers in the current year nine months compared to 530 units in the prior year nine months. Table game revenue increased by $2,157,000 or 24.1% to $11,115,000 in the current year nine months as compared to $8,958,000 in the prior year nine months, as total table placements increased by 269 tables to 1,225 tables at July 31, 2001 from 956 tables at July 31, 2000, due primarily to placements of the Three Card Poker(R) game. Video slot game revenue increased by $1,913,000 or 168.4% to $3,049,000, due primarily to the recording in the current nine months of the $1,000,000 in revenue from IGT related to minimum profit provisions in the Company's fiscal 2000 video slot game agreements with IGT, as well as increasing lease revenue from current year installations of Press Your Luck(TM), Let's Make A Deal(R), and The Three Stooges(R). Other revenue in the current year nine months decreased by $1,384,000 from the prior year nine months, principally due to the termination of the Company's joint marketing agreement with TCS America, Inc. in January 2001 and the receipt of $700,000 in technology license and evaluation fees in the prior year nine months.

COSTS AND EXPENSES:

Gross margin was 74.3% and 73.4% in the current fiscal third quarter and nine months year to date, compared to 72.6% and 71.4% in the comparable prior year periods. Current quarter gross margin includes the $1,000,000 in slot revenue recorded pursuant to the Company's fiscal 2000 video slot game agreements with IGT. Excluding this slot revenue item, gross margin for the current third fiscal quarter and nine months would have been 72.1% and 72.6% respectively. This decrease in gross margin was primarily due to service, installation, and indirect production costs, which, expressed as a percentage of sales, increased to 13.2% in the current year fiscal third quarter from 12.5% in the prior year fiscal year third quarter.

Selling, general and administrative expenses increased by $1,018,000 or 43.1% to $3,381,000 in the current third fiscal quarter and by $2,235,000 to $9,275,000 in the current nine month period. Selling, general and administrative expenses increased in the current fiscal third quarter and nine months, due to increases in information systems modifications, bad debt, investor relations and executive staffing expenses totaling $480,000 and $728,000, respectively. Legal expenses increased by $191,000 and $137,000 from the prior year fiscal third quarter and nine months, respectively, due to ongoing litigation with Innovative Gaming Corporation of America and the settlement of litigation with IGT in the current third fiscal quarter. General and administrative expenses in the Company's recently acquired Australian shuffler production unit were $308,000 for the current fiscal third quarter.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

Research and development expenses increased by $215,000 or 18.4% over the prior year fiscal quarter to $1,384,000, and by $1,077,000 over the prior year nine month period to $4,316,000. These increases resulted from new game and slot operating system development costs.

INTEREST INCOME, NET:

Interest income, net, was $195,000 in the current third fiscal quarter, compared to $97,000 in the prior year third fiscal quarter. Cash and investments increased to $18,458,000 at July 31, 2001, from $6,619,000 at October 31, 2000.
This increase in interest-bearing cash and investments was due primarily to the Company increasing its operating profits in fiscal 2001 and receiving $8,854,000 in proceeds from the issuance of common stock through the exercise of employee and director common stock options during the first nine months of fiscal 2001.

INCOME TAXES:

The Company recorded income tax expense at an effective rate of 32.7% for the current third quarter, compared to the tax provision of 37.0% for the third quarter of fiscal 2000. This decrease reflects a shift of the Company's taxable income to more favorable tax jurisdictions and increased available federal research and experimental credits for the current year as well as a corresponding adjustment in the current quarter of the tax provision to reflect a year-to-date effective tax rate of 34.5%.

EARNINGS PER SHARE:

The Company earned $.17 per share, assuming dilution, for the current year fiscal third quarter, compared to $.13 per share, assuming dilution, in the prior fiscal year. Weighted average shares outstanding, assuming dilution, increased to 18,939,000 from 11,269,000 in the third fiscal quarter of 2000 due to the exercise of 1,831,000 stock options during fiscal year 2001 and an increase in the dilutive impact of remaining common stock options outstanding. The dilutive impact of common stock options outstanding on earnings per share increased by 221,000 shares to 1,252,000 shares during the quarter ended July 31, 2001, from 1,031,000 shares during the quarter ended July 31, 2000. The increase in dilutive effects is a result of the increase in the market price of the Company's common stock throughout the past year. This increase in market price increased the number and dilutive impact of common stock options that could be exercised. Per share and shares outstanding amounts for current year and prior year fiscal quarters reflect the two three-for-two stock splits effective in November 2000 and June 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS Nos. 141 and 142 prescribe new accounting guidance for business combinations and related acquired intangible assets, including goodwill.

Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt these standards on November 1, 2001. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL:

As of July 31, 2001, the Company had cash, cash equivalents and investments totaling $18,458,000, compared to $6,619,000 at October 31, 2000. The current ratio increased to 3.6 from 2.9 at October 31, 2000, while working capital increased by $11,846,000 to $23,914,000 at July 31, 2001 from $12,068,000 at
October 31, 2000. The increase in cash, working capital, and the current ratio at July 31, 2001 is primarily the result of the Company's increased operating profits during the current fiscal year nine months and receipt of proceeds from the issuance of common stock from employee and director stock options exercised during the same period.

CASH FLOWS:

Cash provided by operations totaled $13,064,000 in the current year nine months compared to cash provided by operations of $7,586,000 in the first nine months of last year. Significant items in the cash flows from operating activities in the current period include net income of $8,790,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, deferred taxes, and stock options issued for services, all of which totaled $4,928,000, compared to net income of $5,992,000 and non-cash charges of $5,024,000 in the first nine months of last year.

Significant uses and sources of cash flow from operating activities in the current nine months also included an increase in accounts receivable, inventory, and accounts payable of $279,000, $624,000, and $1,605,000, respectively, primarily due to the purchase of game components and increased video slot game lease activities, which include recently approved versions of The Three Stooges(R) and Let's Make A Deal(R) games. Additionally, in the current third fiscal quarter, the Company recorded, in other current assets, payments receivable from IGT for $1,750,000, of which $1,000,000 was currently recognized as revenue and $750,000 was deferred to future quarters, all related to its fiscal 2000 video slot game agreements with IGT.

Investing activities in the first nine months of the current fiscal year included the acquisition in April 2001 of Gaming Products, an Australian manufacturer of the QuickDraw(R) shuffler product line, for $4,015,000, net of cash acquired. Additionally, the Company invested $3,894,000 for gaming equipment and game products leased to customers, new game licenses and other fixed assets. The Company also increased its investment portfolio by $11,006,000 to $14,815,000 in the same period.

Financing activities during the first nine months of the current fiscal year included the repurchase of 130,000 shares of common stock using cash of $2,162,000 and the issuance of 1,831,000 shares of common stock for $8,854,000 pursuant to stock options exercised by employees and directors under the Company's stock option plans.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation ("IGCA"). The suit was filed in the District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph Lahti, the Company's Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA's claims and believes it will prevail in the lawsuit and has accrued no liability related to this litigation.

Effective July 31, 2001, the Company finalized the terms of its settlement with IGT that was entered into on May 31, 2001 and that was disclosed in the Company's fiscal 2001 second quarter 10-Q. All claims raised in the litigation have been settled and the case has been dismissed with prejudice.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)     Exhibits

              10.28 Articles of Amendment to the Articles of Incorporation of Shuffle Master, Inc. dated June 6, 2001.

       b)     Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)


Date: September 14, 2001



/s/ Gary W. Griffin
-------------------------------------------
Gary W. Griffin
Chief Financial Officer
(Principal Financial Officer)



/s/ Gerald W. Koslow
-------------------------------------------
Gerald W. Koslow
Corporate Controller
(Principal Accounting Officer)