Form 10-K405
period 2001-10-31
SHUFFLE MASTER INC
filed 2002-01-29
CIK 718789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)

__X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended October 31, 2001, or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                          COMMISSION FILE NO. (0-20820)

                          -----------------------------

                              SHUFFLE MASTER, INC.
             (Exact name of registrant as specified in its charter)


                    MINNESOTA                                41-1448495
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

             1106 PALMS AIRPORT DRIVE
                LAS VEGAS, NEVADA                              89119
     (Address of principal executive offices)                (Zip Code)

                                  702-897-7150
              (Registrant's telephone number, including area code)

                          -----------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None
          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

      As of January 24, 2002, 17,740,941 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $286,927,000 based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 2002 (Fiscal 2001 Proxy Statement).

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Business                                                            1

Item 2.   Properties                                                         12

Item 3.   Legal Proceedings                                                  12

Item 4.   Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder      13
          Matters

Item 6.   Selected Financial Data                                            14

Item 7.   Management's Discussion and Analysis of Financial Condition        15
          and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         21

Item 8.   Financial Statements and Supplementary Data                        22

Item 9.   Changes in and Disagreements with Accountants on                   40
          Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 40

Item 11.  Executive Compensation                                             40

Item 12.  Security Ownership of Certain Beneficial Owners and Management     40

Item 13.  Certain Relationships and Related Transactions                     40

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    40

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements. The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements. Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company's existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; changes in the Company's business systems or in technologies affecting the Company's products or operations; current and/or unanticipated future litigation; regulatory and jurisdictional issues (e.g., delays in obtaining necessary approvals, or changes in a jurisdiction's regulatory scheme) involving the Company or its products specifically, and the gaming industry in general; general and casino industry economic conditions; and the financial health of the Company's casino and distributor customers both nationally and internationally. Additional information on these and other risk factors that could potentially affect the Company's financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent 10-Q and 10-K filings.

GENERAL

      The Company develops, manufactures and markets automatic card shuffling equipment (shufflers), and gaming products such as table games, slot machine game software and slot machine operating system software for the gaming industry. The Company's growth plans are to develop or acquire innovative gaming products and systems, including productivity enhancing equipment, new table and slot games, and slot game technology, and market these products worldwide.

      Casino gaming is found in 32 states in the United States (including states in which such gaming is found only on Indian lands, card rooms or off-shore cruises) as well as in numerous countries worldwide. The Company estimates that there are approximately 16,000 table games in North America, and over 8,000 additional tables worldwide. Casino gaming has grown tremendously since the early 1990's, and the Company believes both the North American and international markets for gaming-related products will continue to expand. In the last year in particular, the expansion of gaming has been the subject of either renewed or fresh discussion in many domestic and international jurisdictions. The mix of table games and slot machines varies and will vary considerably by casino and jurisdiction, resulting in differing rates of historical and future expansion within the markets for each product group.

      The Company develops and markets shuffler products suitable for use with the vast majority of card based table games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 2001, the Company estimates that there are approximately 8,180 of the Company's shufflers installed in casinos or other legal gaming establishments:
3,075 units on lease and 5,105 units sold.

      The Company also develops and markets table games and licenses these products to casinos. Current revenue generating table games include the Let It Ride(R) basic game, the Let It Ride Bonus(R) game and the Three Card Poker(R) game. The Let It Ride(R) basic game was introduced in October, 1993. Let It Ride The Tournament(R) was launched in May 1995 and, in August 1997, the Company introduced the Bonus version of the game. The Bonus version has since replaced the Tournament version in virtually all jurisdictions. In May 1999, the Company acquired the Three Card Poker(R) table card game from its developer and distributor. As of October 31, 2001, there were 1,269 of the Company's table games installed.

      In addition to table games in its line of gaming products, the Company also develops and markets games for slot machines. As of October 31, 2001, the Company was actively marketing The Three Stooges(R), Let's Make A Deal(R), Press Your Luck(TM) and Five Deck Poker,(R) with additional games under development. As of October 31, 2001, the Company had 720 slot machine games installed in casinos. During fiscal 2001, the Company made progress in the development of its slot game business in a number of areas:

      * The Company began the rollout of The Three Stooges(R) slot machines in April 2001, the rollout of Let's Make A Deal(R) slot machines in July 2001, and the rollout of The Honeymooners(TM) in November 2001. These games were brought to market in a cooperative arrangement with International Game Technology ("IGT") whereby IGT developed and manufactured slot games based on the Company's related licensed intellectual properties. The Company is responsible for the marketing and installation of the slot machines and provides administrative services for the project.

      * In November 2001, the Company entered into a licensing, development, and marketing agreement with Anheuser-Busch, Inc., to develop reel and video slot machines using logos and promotional images of Anheuser-Busch's flagship brand, Budweiser(R) beer.

THE COMPANY'S PRODUCTS

      GAME EQUIPMENT

      SHUFFLERS. The Company's card shuffler products, marketed under the trademarks Shuffle Master Gaming(R), ACE(R), King(TM) and QuickDraw(R) are automatic card shuffling machines designed to be used with table games in casinos and other legal gaming establishments. The Company's shufflers offer several benefits to the Company's casino customers, including enhanced security and increased productivity. Opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. Because the shufflers shuffle or sort one or more decks while a game is being played, down time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and "win" for the casino. In fiscal 2000, the Company introduced a revolutionary continuous multi-deck shuffler marketed to casino customers under the King(TM) name. This product represents the state of the art in continuous card shuffling, featuring a design that eliminates card counting and tracking and also provides increased productivity over the Company's multi-deck batch shuffler. In fiscal 2001, the Company acquired Gaming Products Pty Ltd, the QuickDraw(R) shuffler product line and certain other assets related to the Gaming Products business, which is located in Queensland, Australia. The QuickDraw(R) line represents an alternate approach to continuous shuffler design, and the Company believes it will benefit from ownership of the product line and related patents.

      Shuffler lease and sales revenue accounted for approximately 58% of the Company's revenue in fiscal 2001. The Company markets three types of shufflers:

      * SINGLE DECK. The Company's single deck shufflers automatically shuffle a deck of playing cards and deposit each player's hand into an integrated holding tray for use by the dealer. A second deck is shuffled while the first deck is being played on the table. When the game is completed, the hands of the second deck are automatically moved into the holding tray for use.

      The initial model single deck shuffler was introduced in 1992, and that model and its variations are designated as the BG series. While BG units are still operating, a substantial portion of those on lease have been replaced by the Company's newer ACE(R) single deck model, introduced in fiscal 1999. Single deck shufflers are used with specialty card games such as the Company's own Let It Ride(R) and Three Card Poker(R) games and other non-Shuffle Master games such as Caribbean Stud Poker(R) and Pai Gow Poker. Since the Company's single deck machines form hands of cards from a "fresh" deck prior to each round of play, the security of these games is enhanced by reducing the opportunity for dealer card manipulation. The Company's single deck shufflers also minimize dealer errors in delivering the proper number of cards and speed up game play.

      Since its introduction in 1999, sales and lease placements of the Company's ACE(R), its newest single deck card delivery system, have grown significantly. Unlike the BG models, the ACE(R) does not shuffle cards in a mechanical manner that mimics a hand shuffle. Instead, the ACE(R) sorts cards into shelves on a vertically moving elevator in random order according to computer generated instructions. Software instructs the ACE(R) to put the appropriate number of randomly selected cards in each shelf as necessary to create the required hands for the specific game being played. Shelves then dispense the hands in random order. Hands are delivered more quickly than the Company's BG model single deck shufflers. The ACE(R) is smaller, has fewer moving parts, requires less service, has a universal power supply for international electrical power requirements, is easily programmable by casino pit personnel to be used with a variety of single deck games, and tracks and displays usage and hands played data for the casino operator.

      * MULTI-DECK BATCH. The Company's MD series multi-deck card shufflers shuffle a batch of two to eight decks of cards at a time, primarily for blackjack or mini-baccarat table games. When the shuffling of a batch is complete, the dealer then manually unloads the batch of shuffled decks and places the batch into a standard card shoe. The multi-deck shuffler is then available to shuffle a second batch of cards while the first batch is played. The majority of blackjack games are played with multiple decks of cards. Certain jurisdictions require that blackjack be played with four or more decks. The Company estimates that blackjack tables represent approximately 70% of casino table games, excluding poker rooms.

      * MULTI-DECK CONTINUOUS. During fiscal 2000, the Company introduced its next generation multiple deck card delivery system, the King(TM), which continuously "reshuffles" cards immediately after they are played using a similar sorting process as the ACE(R). Designed for use with multi-deck blackjack and mini-baccarat table games, the King(TM) is based on the same basic design and chassis as the ACE(R). The continuous model uses a larger elevator with more shelves and an integrated mechanical shoe. Cards played in any given hand are collected by the dealer at the completion of the hand, reloaded into the machine and immediately sorted in random order. Cards are then mechanically delivered into the shoe when sensors in the shoe call for additional cards. The speed of the shuffling and delivery action allows the shoe to operate with only a small buffer of cards, and the machine can shuffle cards quickly enough to keep up with the normal pace of dealing hands. The lack of visibility of cards and the possibility that cards dealt in one hand might be re-dealt in the next hand virtually eliminates card counting and tracking. The Company believes that casino demand for its continuous shufflers will continue to be driven by interest in improved game security and table productivity. In fiscal 2001, the Company further expanded its range of continuous shuffling methods and designs by purchasing the QuickDraw(R) product line and related intellectual property.

      DISTRIBUTED EQUIPMENT. Prior to early fiscal 2001 the Company distributed, serviced and shared in the profits from the lease and sale in the U.S. and the Caribbean of TCS America, Inc.'s' Chipper Champ(TM) chip sorting product line and certain other TCS products. Chipper Champ(TM) machines sort chips at roulette tables and serve both to save labor and add security by detecting counterfeit chips. This business arrangement was phased out early in fiscal 2001.

      GAMING PRODUCTS

      TABLE GAMES. The Company first began offering table games to increase demand for its shuffler line. Driven primarily by the success of Let It Ride(R) and Three Card Poker(R), table games accounted for approximately 32% of the Company's revenue in fiscal 2001. For fiscal 2001, all of the Company's table game products were licensed to casinos for a fixed monthly license fee. The Company markets the following table games to casinos:

      * LET IT RIDE(R). The basic Let It Ride(R) table game is a patented five card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate, but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid according to a predetermined payout schedule.

      The Let It Ride(R) basic game was approved by the Nevada Gaming Control Board in August 1993 and the Company began licensing it to casinos in October 1993. As of October 31, 2001, the basic Let It Ride(R) table game was approved for play in 36 United States gaming jurisdictions in 25 states, seven Canadian provinces and 19 other foreign countries.

      * LET IT RIDE BONUS(R). The Let It Ride Bonus(R) game was introduced in August 1997 and provides a format that adds a bonus bet and paytable bonuses to the basic Let it Ride(R) table game. It is played in the same manner as the basic game except that the player has an option to make an additional $1 side wager, also known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Participation data gathered in 2000 indicated that participation percentages in the bonus bet in major gaming venues were in excess of 85%. As of October 31, 2001, the Let It Ride Bonus(R) game was approved for use in 31 United States gaming jurisdictions in 22 states, including all major gaming markets, as well as five Canadian provinces, and eight other foreign jurisdictions.

      * LET IT RIDE THE TOURNAMENT(R). This version of Let It Ride(R) was launched in May 1999. In Let It Ride The Tournament(R) players were eligible for both bonus payouts and the opportunity to advance to a multi-round playoff. Formerly offered on a company-sponsored jurisdiction-wide basis in Nevada and Mississippi, the Tournament is now offered only as requested by casino customers who wish to host a playoff event and is currently operated on a continual basis in only one tribal casino. The Company generates revenue from this tribal casino on a monthly fixed-fee basis. The casino is solely responsible for payout of the Tournament cash awards.

      * THREE CARD POKER(R). The Company acquired the rights to Three Card Poker(R), a patented table game, in May 1999. In this game, players place wagers on three card stud hands, with options to bet against the dealer, bet on the value of their own hand, or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain hands when wagering against the dealer. As of October 31, 2001, the Three Card Poker(R) game was approved for use in 35 United States gaming jurisdictions in 25 states, three Canadian provinces, and three other foreign jurisdictions.

      SLOT MACHINE OPERATING SYSTEM. In fiscal 2000, the Company completed the development of the first generation of its open-access slot machine operating system and began licensing the system to third party game developers and manufacturers. In fiscal 2001, the Company focused its development efforts on enhancements to the system. The Company continues to work with current and prospective licensees and has recently begun to generate licensing revenue in early fiscal 2002. The operating system software is used in conjunction with a standard PC-based computer circuit board driving an interface board customized to a particular cabinet. The software is Linux-based and drives game and game machine functions in a manner analogous to the functions of popular operating systems in personal computers.

      The Company believes that by providing a standard software and firmware environment, which may be used either in new slot machines or, with a specific interface board, to retrofit older slot machines, it will attract the commercial interest of gaming machine manufacturers, game developers and casino operators. The standardized development environment is expected to allow game developers to bring new slot games to the market in a more cost effective and timely manner. The Company expects that the system will allow casino operators to update existing machines with new games and technology relatively inexpensively, and extend the useful life of machines by allowing for the sequential use of multiple games on the same machine.

      The Company expects to continue to generate revenue from the operating system by charging a daily or annual fee for a use license that includes maintenance and upgrades for the system and may in the future generate revenue from selling a particular version of the operating system without maintenance or upgrades. Installations of the operating system are expected to be driven by the Company's ability to procure and/or develop and market games to be used in retrofitting older slot machines, by the Company marketing new proprietary or custom designed games directly to casinos, and by third party licensees marketing their own games using the operating system. The Company believes that the success of its operating system plans will depend primarily on its ability to demonstrate, to the satisfaction of OEM customers and game developers, the functionality and efficiency of the operating system for developing games, and on the Company's ability to procure sources of games, and/or develop games for the operating system internally. To demonstrate the capabilities of the operating system, the Press Your Luck(TM) video slot game was developed by the Company and launched in fiscal 2000. Contract vendors manufacture the cabinets and components for Press Your Luck(TM), and final assembly work is completed in the Company's Las Vegas, Nevada manufacturing facility. Additional operating system-based games are in development by the Company and third party developers.

      SLOT GAMES. The Company develops and markets game concepts and software programs for use on slot machines, either on its own or through agreements with third parties. Actively marketed products include Press Your Luck(TM), The Three Stooges(R), Let's Make A Deal(R), and The Honeymooners(TM). The Company is developing (either on its own or in cooperation with IGT) or awaiting gaming approval on a number of additional game products for future commercialization, including extensions of The Three Stooges(R), Let's Make A Deal(R) and first versions of Hollywood(TM) and Bigfoot(R). Slot game revenue accounted for slightly less than 10% of the Company's revenue in fiscal 2001. Descriptions of revenue-generating slot products follow:

      * LET'S MAKE A DEAL(R), THE THREE STOOGES(R) AND THE HONEYMOONERS(TM). During fiscal 2001, the Company and IGT received approvals for Let's Make A Deal(R), The Three Stooges(R), and The Honeymooners(TM) slot games in multiple markets. The Company commenced marketing of these games following approval and has made progress installing each game. Approvals in additional regulatory jurisdictions are expected in fiscal 2002.

      * PRESS YOUR LUCK(TM). In fiscal 2000, the Company received approvals in multiple markets for Press Your Luck(TM), its first video wagering game that runs on the Company's own operating system and platform. The Company continues to market Press Your Luck(TM) and has updated the game since first introduction.

      * FIVE DECK POKER(R). Originally purchased in 1997 as part of the acquisition of a slot games library from Dr. Mark Yoseloff (now a Director and Chairman-elect of the Company), Five Deck Poker(R) is a variation of video draW poker that deals cards in each of the five card positions on the screen from a separate and independent deck. The possibility of suited hands that is not available in single deck video poker, such as a suited three of a kind, allows a greater variety of winning poker hands and greater frequency of middle pay hands. Five Deck Poker(R) games are installed in New Jersey, Nevada, Connecticut and Minnesota.

      Games in development and expected to be introduced in fiscal 2002 include:

      * OTHER OPERATING SYSTEM-BASED GAMES. In October 2001, at the Global Gaming Expo, the Company showcased a variety of slot games running on its new operating system. The Company expects to obtain initial gaming regulatory approvals for certain of these games in time for market introduction during fiscal 2002. The Company anticipates that it will use a variety of gaming machine cabinets for these games, all configured using the Company's operating system. Individual slot games may be marketed in new cabinets purchased from slot machine manufacturers or by retrofitting casino-owned slot machines with Company supplied electronics and software.

      * S+ AGREEMENT. Under its settlement agreement with IGT, the Company is permitted to retrofit, with operating system based games, up to 15,000 IGT S+ model reel slot machines over a multi-year period. The Company's agreements with IGT are subject to certain limitations.

      * BUDWEISER(R) GAMES. In fiscal late 2002, the Company plans to introduce its first games related to A licensing agreement with Anheuser-Busch, Inc. The Company expects that there will ultimately be a variety of games under this agreement, on both reel and video slot machine platforms. Some games may be programmed cooperatively with third parties, while others may be programmed by Company staff.

PRODUCT - RELATED AGREEMENTS

      The Company has historically entered into licensing and cooperative development, manufacturing and marketing agreements with various participants in the gaming supply industry and with licensors of intellectual property applicable to the Company's gaming supply business. The Company expects that it will continue to pursue such arrangements to the extent it expects to derive a strategic and/or financial benefit. The listing below, while not exhaustive, provides an overview of such agreements and arrangements that were of benefit to the Company in fiscal 2001 or may be of potential future benefit, though they may not represent material income, in either case. Most individual entertainment theme licenses entered into by the Company have been excluded from this listing due to their similar nature (involving payment of royalties by the Company in exchange for use of specified intellectual property for game products) and earlier disclosure, or because they remain confidential.

      * ANHEUSER-BUSCH LICENSE AGREEMENT. In November 2001, the Company entered into a licensing agreement with Anheuser-Busch, Inc. ("A-B") enabling the Company to use certain trademarks and copyrights relating to A-B and the Budweiser(R) brand in slot machines in licensed gaming establishments in the United States. The agreement provides that A-B will be compensated with daily royalties based on slot games placed in service.

      * RECREATIVOS FRANCO, S.A. LICENSE AND SUPPLY AGREEMENTS. In January 2001, the Company entered into an agreement with Recreativos Franco, S.A. ("Franco"), a Spanish corporation, permitting the Company to use Franco's library of games on the Company's slot machine operating system in non-Native American jurisdictions in the United States and Canada. For new machines using licensed Franco games, the Company has agreed to purchase slot machine cabinets from Franco. As payment for use of intellectual property associated with the licensed games, the Company will share gross profits from the games equally with Franco.

      * LICENSING, DEVELOPMENT, MARKETING AGREEMENTS WITH IGT FOR LET'S MAKE A DEAL(R), THE THREE STOOGES(R) AND THE HONEYMOONERS(TM). In July 2000, the Company entered into agreements that granted a license to IGT to develop aND manufacture gaming machines based on these television game and comedy shows. Under the agreements, IGT developed the games for, and manufactures the games for use on, IGT's 80960 igame(TM) platform, and the Company markets tHE games in North America (except for The Three Stooges(R) in the state of Washington). After the Company and IGT each recover certain expenses, the revenues generated from these games are split equally between the Company and IGT in consideration of resources and services provided by each.

      * SLOT GAME OPERATING SYSTEM AGREEMENTS. The Company has entered into license agreements for its operating system with Mikohn Gaming Corporation ("Mikohn") and Fleetwood Manufacturing, Inc. ("Fleetwood"). These agreements provide that the licensees may use the Company's operating system to program and operate gaming devices and, in return, will pay the Company a fixed rate per machine per day for each revenue-generating gaming device in which the operating system is used. The Company is responsible for the maintenance and upgrade of the operating system. Revenue was first generated by the Fleetwood license in early fiscal 2002, and the Company seeks to secure additional licensees and revenues for the use of its operating system.

      * CROSS-LICENSING AND CROSS-SUPPLIER AGREEMENTS WITH MIKOHN. Under these agreements the Company receives approximately $580,000 per year from Mikohn through fiscal 2004 for the license by the Company to Mikohn of certain intellectual property. The Company has also entered into cross-supplier agreements covering the purchase of shufflers from the Company by Mikohn and the purchase of signage, controllers, and table game displays from Mikohn by the Company.

      * LICENSING AGREEMENT WITH IGT. In October 1998, the Company entered into a licensing agreement with IGT that allows the Company to develop and market its games for use on IGT slot machine platforms. In exchange for the license the Company pays IGT a royalty based on a percentage of revenue generated by the Company's games installed on IGT slot machine platforms. The Company is currently leasing Five Deck Poker(R) games under thiS agreement.

      * LET'S MAKE A DEAL(R) LICENSE AGREEMENT WITH BALLY GAMING, INC. ("Bally"). In April 1998, the Company entereD into a joint marketing agreement with Bally to market a video slot version of Let's Make A Deal(R), the popular anD long-running television game show hosted by Monty Hall. In August 2000, the Company amended this agreement to make the license of intellectual property under this agreement non-exclusive. The Company receives a preferential share of game net operating profits and has rights to sell Let's Make A Deal(R) slot machines back to Bally at the Company's adjusted net book value.

CUSTOMERS AND MARKETING

      The Company created the market for shufflers with the introduction of its innovative product line in 1992, focusing its early marketing efforts in Nevada casinos. Today the Company's shuffler products are broadly placed in casinos domestically and internationally. As of October 31, 2001, the Company had placed its game equipment and gaming products in over 540 casinos throughout the world.

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

      The Company's table game product line includes Let It Ride(R) and Three Card Poker(R). The Let It Ride(R) TABle game was introduced to the gaming market in Nevada in 1993, and has become an established specialty game due to its broad appeal to players who enjoy a more casual, social card game, or who are new to or intimidated by table games. In North America, the Company markets the different versions of the game directly to casinos. In selected international jurisdictions, the Company markets the game through its international distributor, Technical Casino Supplies, Ltd. ("TCS"). In May 1999, the Company acquired Three Card Poker(R), which the CompanY believes to be the fastest growing (in revenues) table game in the casino industry. The game is marketed in the same manner as the Company's other table games. In fiscal 2000, the Company began marketing Three Card Poker(R) internationally.

      In North, Central and South America, Shuffle Master sells and services its shuffler, table game and slot products through its own direct sales force and service department. As of October 31, 2001, the Company had 15 sales employees and 80 service employees, with 53 service employees in 21 field locations and 27 service employees based in the Company's Las Vegas facility. In the Eastern Hemisphere, service on the Company's products is performed by TCS and TCS' related companies.

      The Company's detailed marketing and distribution plans for its slot operating system are being developed in conjunction with the evolution of the technology and changing business conditions. The Company's business plans involve establishing multiple points of market entry for its operating system, including direct and OEM channels for placement and use of the operating system in new slot machines and in older slot machines through retrofit installations.

      In order to market its products, the Company is subject to jurisdictional licensing requirements, and must obtain approvals for all of its products. The Company intends to apply for future approvals or clearances where it believes sufficient demand for products exists. See additional discussion under "Regulation."

EXPORT SALES

      In fiscal 2001, 2000, and 1999, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 18%, 22%, and 17% respectively, of total revenue.

PRODUCT SUPPLY OPERATIONS

      The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shufflers, Let It Ride Bonus(R) tables, slot machines, slot machine operating system conversion kits, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures a small number of parts in house, using its own machine tools. Parts are used for product assembly as well as service needs. Slot product supply operations include procuring slot machines, slot machine cabinets and associated equipment for lease or sale as required for the business, and also include procuring and stocking parts needed to retrofit casino-owned machines for new games. The Company strives to ensure that multiple suppliers exist for critical components, and periodically solicits bids from various suppliers to ensure competitive pricing. Purchasing, warehousing, quality control, final assembly and shipping are conducted primarily at the Company's Las Vegas, Nevada facility, although small inventories are maintained and repairs are performed by the Company's field service organization.

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

      GAME EQUIPMENT. The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new products. The engineering staff has extensive experience in card shuffling requirements and solutions and, excluding the conceptual beginning of the first single deck shuffler, has been instrumental in the development of all of the Company's shuffler products. During fiscal 2001, substantial progress was made on continuing development of the Company's shuffler products, resulting in further enhancement of the King(TM) continuous shuffler and progress in the design of future shuffler products, such as the Deuce(TM), a model targeted for the poker room market and adapted from design concepts acquired in the Company's purchase of the QuickDraw(R) shuffler line. Resources will continue to be allocated to such projects to support the Company's efforts to maintain and enhance its market leader position.

      GAMING PRODUCTS. In fiscal 2001, the Company's gaming product development group continued to improve and enhance its new slot game operating system, developed gaming-related technology and slot game concepts internally, and fostered development by third party game partners. The Company's game development efforts include work in market research, creative game design, game programming, prototype development, and statistical paytable evaluation and design. Operating system work includes efforts in core software, protocol and driver programming, development kit programming and documentation, and game programming. With significant emphasis on new gaming products as a future revenue source, the Company expects to increase the resources devoted to game, protocol and gaming technology development.

      Overall, the Company is committed to developing innovative products for the gaming market, as well as continuously testing and upgrading its existing products. The Company anticipates that research and development will continue to account for a significant portion of its total expenditures. Research and development expenses were $6,021,000, $4,958,000 and $3,468,000 in fiscal 2001,
2000, and fiscal 1999 respectively.

COMPETITION

      GAME EQUIPMENT. Several other companies have developed automatic card shufflers and the Company believes that those companies are continually working to obtain regulatory approval and commercial placement of their equipment. In recent years, several competitive shuffler products have been placed in casinos in modest quantities, including those offered by Casinos Austria Research and Development (an Austrian company marketing the Shuffle Star continuous shuffler), Gaming Products (an Australian business that markets and manufactures the QuickDraw(R) continuous shuffler and was purchased in April 2001 by the Company) and Casinovations (a U.S. company marketing a multi-deck batch shuffler). While reliable information on all competitive placements is not practically obtainable, the Company believes that no product has achieved worldwide placements in excess of 600 units. The Shuffle Star has no substantive presence in the U.S., while Casinovations has little presence outside the U.S. In general terms, competition has achieved placements by offering products at prices that are often lower than the Company's prices. The Company believes that it has the only complete line of shuffler products, including single deck, multi-deck batch and multi-deck continuous shufflers, and that its products provide higher levels of reliability and security. In addition, the Company's shuffler products are supported by a national and international service network that other companies cannot easily duplicate. These beliefs notwithstanding, the Company cannot provide assurances that a competitive product will not gain substantial placements in the future.

      GAMING PRODUCTS. The success of table games such as Let It Ride Bonus(R), Let It Ride(R) basic and Three Card Poker(R) and slot games such as the Company's The Three Stooges(R), Let's Make A Deal(R), The Honeymooners(TM), PresS Your Luck(TM) and Five Deck Poker(R), depend not only on casinos deciding to use such products, but also on acceptance By players. Player acceptance of a game often correlates to the frequency and amount of money returned during play, as well as the availability and appeal of the game compared to other games.

      In general, there are continual efforts by small companies and entrepreneurs to develop and market table games. The Company's major competitor in specialty table games is Mikohn, which markets the Caribbean Stud(R) Poker game through its Progressive Games, Inc. subsidiary. The Company believes that there are fewer than 900 Caribbean Stud(R) Poker tables worldwide.

      The marketing of slot games to the casino industry is highly competitive. A number of the Company's slot game competitors and potential competitors have significantly greater research, development, manufacturing and marketing capabilities and have greater financial and personnel resources than the Company.

      The competitive environment relating to slot game operating system software is constantly evolving and difficult to observe. The Company is aware that a number of large, well established slot machine manufacturers are developing or have developed PC-based hardware and software platforms that may directly or indirectly compete with the Company's slot machine operating system. The Company is unable to compare its technology to that of its potential competitors because such competing technology is not yet in the marketplace and is generally kept confidential. The Company is not aware of any other competitor that has introduced or announced plans to offer a standardized software and hardware platform that is open to all potential users and that is applicable to a variety of gaming machines, new or used. To use the Company's operating system in a given slot machine, it is necessary for the Company to create the electronic interface boards and software interfaces to operate the components in a particular machine design. While no assurance can be given, the Company believes that slot machine manufacturers that depend on new slot machine sales for revenue growth are unlikely to pursue the Company's strategy of marketing an open access, industry standard operating system because of the likelihood that such a strategy would reduce new machine sales.

PATENTS AND TRADEMARKS

      PATENTS. Since 1989, the Company and its subsidiaries have been awarded or have acquired 36 United States utility patents, two United States design patents and 29 international patents related to its shuffler and game technologies. Products protected in whole or in part by these patents include the BG single deck shufflers, the MD multi-deck shufflers, the ACE(R) single deck shuffler, the King(TM) and QuickDraw(R) continuous shufflers, Let It Ride(R) stud poker, Five Deck Poker(R), Three Card Poker(R), the Yoseloff proprietary reel mapping algorithm, video game play scoring methods, a variety of new games that have not yet been introduced, and some additional bet detection and card shuffler technology. Most of these patents have a life of 20 years from the date the patent application was filed. No patent will expire before the year 2007.

      Ten new U.S. utility patents, and two international patents were issued to the Company in fiscal 2001 and it expects to continue its current trend of receiving more patents in fiscal 2002 than were issued to it in fiscal 2001. Patent applications filed in

2001 seek protection for innovations and improvements in card handling technology, slot and video game system architecture, live table game equipment and game play methods. No assurance can be given that any such patents will issue, or that the patents currently held or new patents that may issue will be valid or will provide any competitive protection for the Company's products.

      TRADEMARKS. The Company owns 30 federal trademark registrations in the United States and 44 international trademark registrations including U.S. and/or foreign registrations for Let It Ride(R), Let It Ride Bonus(R), Let It Ride The Tournament(R), Three Card Poker(R), Shuffle Master Gaming(R), ACE(R), QuickDraw(R) and others. The Company currently has 41 pending U.S. trademark applications, as well as numerous foreign trademark applications. The Company has sought protection for a number of names it plans to use in the future.

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

EMPLOYEES

      As of December 31, 2001, the Company had 218 full-time, four part-time and two temporary employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

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

      The Company is licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and/or distributor licenses in numerous other jurisdictions throughout North America. Most Company licenses must be renewed annually. The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although approvals for the Company's current products have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its management personnel will receive nor maintain any necessary gaming licenses, other approvals or findings of suitability.

      SHUFFLERS. The Company has obtained approvals for its shuffler products in 52 jurisdictions in North America and has filed for approval of its shuffler products and related software in certain other jurisdictions. The Company's card shufflers and related software are classified and approved as associated equipment in Mississippi, Louisiana, Illinois, and a number of other jurisdictions and as gaming equipment in Nevada, New Jersey, Missouri and Iowa. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but, due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Gaming equipment is defined in New Jersey as "any electronic, electrical, or mechanical contrivance or machine used in connection with gaming or any game." Although the classification of the shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

      TABLE GAMES AND RELATED EQUIPMENT. The Company has developed the Let It Ride(R) basic and the Let It Ride Bonus(R) table games. The basic Let It
Ride(R) game is approved in all major gaming markets in North America and numerous other gaming jurisdictions. The Let It Ride Bonus(R) table game, including the rules of play and related equipment, is approved in 38 jurisdictions in North America and the Company has filed for additional approvals in certain other jurisdictions. Apparatus related to the Let It Ride Bonus(R) table game is regulated in Nevada, Mississippi, New Jersey and most other jurisdictions as associated equipment. Three Card Poker(R) is approved for use in 39 jurisdictions in North America and submitted for approval in certain others. Similar approvals are required before the Company's additional table games in development and apparatus related to such table games can be marketed. The Company conducts business only in those jurisdictions where it has secured required approvals for its products.

      SLOT GAMES. Most, if not all, gaming authorities classify the Company's slot game machines and software as gaming devices. A gaming device is generally defined as a video slot or video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary by each jurisdiction in which the Company distributes its slot products, there are approval, reporting, and notice requirements common to all major gaming markets in North America. Additionally, slot game machines and software are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. In order to manufacture, sell, deliver or operate certain of its current and proposed products, the Company must renew its federal registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

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

      The Company has registered with the Nevada Commission as a publicly traded corporation in addition to being licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that gaming laws were violated by the Company, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, slot game, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and, in most cases, the Nevada Commission. The Company must regularly submit detailed financial and operating reports to the Nevada Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission. Changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

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

ITEM 2. PROPERTIES

      The Company leases an approximately 32,000 square foot facility in Nevada for substantially all of its business activities, except shuffler machine and table game apparatus research and development, which operates out of an approximately 5,000 square foot facility in Minnesota and for slot operating system and game software research and development, which operates out of an approximately 6,700 square foot facility in Colorado. As a result of the Company's acquisition of Gaming Products in April 2001, the Company also leases a 4,200 square foot facility in Queensland, Australia for the production of QuickDraw(R) shufflers. The Company continues to maintain an office in Minnesota, following completion of the consolidation of its facilities in Nevada in 1998. The Company also leases space for service centers in various locations in the United States and Canada. The Company believes that its existing properties are suitable and adequate for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      STOCK LISTING

      The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 24, 2002, there were 295 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information collected as of January 18, 2002, the Company estimates that it has 9,100 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 2001 and 2000 and that are adjusted to reflect the three-for-two stock splits of the Company's common stock effective in November 2000 and June 2001:

                               2001                           2000
                   ----------------------------  ----------------------------
                        HIGH           LOW           HIGH            LOW
                   ----------------------------  ----------------------------

First quarter       $    13.17      $     7.25    $     4.39      $     2.92
Second quarter           19.90           10.08          5.94            3.78
Third quarter            23.30           15.15          7.67            5.11
Fourth quarter           18.80            8.70         10.00            5.83

      DIVIDEND POLICY

      The Company has not paid dividends on its common stock, but has retained its earnings to provide for the Company's future growth. No cash dividends are expected to be paid on the Company's common stock in the foreseeable future.

      TRANSFER AGENT

      The Company's transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

ITEM 6. SELECTED FINANCIAL DATA

IN THOUSANDS, EXCEPT PER SHARE AND RATIO AMOUNTS                  2001          2000          1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED OCTOBER 31,

     INCOME STATEMENT

     Revenue                                                   $   47,960    $   38,860    $   28,926    $   27,124    $   28,736

     Income from Operations                                        17,000        13,149         5,286         4,313         6,686

     Net Income from Continuing Operations                         11,595         8,537         3,598         3,343         5,122

     Net Income                                                    11,595         8,537         3,598         3,343         5,122

     Weighted Average Shares Outstanding, assuming dilution        18,518        17,107        17,913        21,945        24,412


AS OF OCTOBER 31,

     BALANCE SHEET

     Cash, Cash Equivalents and Investments                    $   18,703    $    6,619    $    5,641    $    8,472    $   16,306

     Working Capital                                               19,290        12,068         7,427        11,352        20,736

     Total Assets                                                  52,399        34,614        30,605        28,293        40,726

     Long-term Debt                                                    --            97           677         1,217         1,718

     Shareholders' Equity                                          40,566        28,010        21,402        21,895        34,111

     Common Shares Outstanding                                     17,609        16,315        16,818        18,033        22,428

     Current Ratio                                                    2.6           2.9           1.9           3.2           5.4


PER COMMON SHARE

     Earnings per Common Share, basic                          $      .67    $      .52    $      .20    $      .15    $      .21

     Earnings per Common Share, assuming dilution                     .63           .50           .20           .15           .21

     Book Value                                                      2.30          1.72          1.27          1.21          1.52

     Dividends Declared                                                --            --            --            --            --

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

      The Company's lease and licensing of its shuffler, table game and slot products to casino customers involves purchasing inventory for the manufacture and servicing of products and subsequently transferring such inventory to systems and equipment leased.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

      REVENUE AND COST OF PRODUCTS

      Revenue for fiscal 2001 was $47,960,000, an increase of $9,100,000, or 23.4% from the prior year. This increase was attributable to increased revenue in its two business segments. Shuffler lease revenue was $16,026,000 in fiscal 2001 compared to $13,118,000 in the prior year, an increase of 22.2%. The installed base of shufflers on lease increased by 140 units, or 4.8%, to 3,075 at October 31, 2001, from 2,935 units at October 31, 2000. As of October 31, 2001 the installed lease base of single deck shufflers on lease was 1,937 units, a net increase of 132 units, or 7.3%, between the years. This increase was attributable to the net placement of 245 ACE(R) shufflers on lease in fiscal 2001, offset by a net reduction of 113 BG shufflers, the majority of which were exchanged for ACE(R) shufflers. Included in the total installed lease base of single deck shufflers were 1,862 ACE(R) and 75 BG shufflers as of October 31, 2001. In addition, as of October 31, 2001, the installed lease base of multi-deck shufflers was 1,138 units, an increase of eight units, or 0.7%, between the years. This slight increase relates to the net placement in fiscal 2001 of 95 King(TM) leased shufflers, offset by a net reduction of 87 leased multi-deck batch shufflers. Included in the total installed lease base of multi-deck shufflers were 469 continuous King(TM) shufflers and 669 multi-deck batch shufflers as of October 31, 2001. Shuffler sales in fiscal 2001 increased 34.4% to $10,364,000, compared to $7,709,000 in fiscal 2000. Unit sales totaled 1,050 in fiscal 2001 compared to 770 in fiscal 2000, an increase attributable to the sales of 459 ACE(R), 321 King(TM) continuous and 222 multi-deck batch shufflers. Current year unit sales included sales of 672 units plus 378 units converted to a sale from a lease, as compared to 618 unit sales and 152 conversions in the prior year. The average revenue per shuffler sold decreased to $9,870 in fiscal 2001 from $10,012 in fiscal 2000 due to a change in the mix of shufflers sold toward sales of lower-priced multi-deck shufflers.

      Revenue from table games increased by $3,024,000 or 24.8% to $15,223,000 in fiscal 2001. Included in this category for fiscal 2001 was revenue from Let It Ride Bonus(R), Let It Ride(R) basic, sales of associated equipment for Let It Ride Bonus(R) and Three Card Poker(R). Let It Ride Bonus(R) table revenue increased by $1,151,000 to $9,628,000 as bonus table counts increased by 7% to 535 at October 31, 2001 from 500 at October 31, 2000. Let It Ride(R) basic table revenue decreased by $277,000 to $1,114,000 as the installed base of basic tables in casinos decreased to 143 at October 31, 2001 from 186 tables as of October 31, 2000. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus(R) tables. Three Card Poker(R) revenue increased by $2,057,000 to $3,299,000 in fiscal 2001 as table counts increased by 94.5% to 570 units at October 31, 2001 from 293 units at October 31, 2000.

      Slot revenue increased by $2,546,000, or 119.2%, to $4,682,000 in fiscal 2001. This increase was primarily due to the rollout in fiscal 2001 of games under the Company's fiscal 2000 slot game agreements with IGT as well as the recording of $1,500,000 in revenue related to other provisions of those same agreements. The two new games introduced under the slot game agreements with IGT, The Three Stooges(R) and Let's Make A Deal(R), added an incremental $915,000 in video slot revenue for 2001 compared to 2000. Additionally, the company earned an incremental $1,058,000 in 2001 compared to 2000 from having a full year of daily fee video slot revenue and operating system fee revenue on its Press Your Luck(TM) game. The installed base of video slot games increased to 720 units at October 31, 2001 from 545 units at October 31, 2000. This installed base included 272 The Three Stooges(R) games and 199 IGT Let's Make A Deal(R) games under the IGT slot game agreements as well as 106 Five Deck Poker(R) games, 92 Press Your Luck(TM) games and 51 Bally Let's Make A Deal(R) games.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Other revenue decreased to $339,000 from $2,508,000 due to the receipt in fiscal 2000 of $1,000,000 in non-exclusive license fees related to the Company's math algorithm technology used in slot game design and the receipt of a $200,000 technology evaluation fee. Additionally, other revenue decreased beginning in January 2001 when the Company sold its interest in the revenue and assets associated with Chipper Champ(TM) machines in January 2001 and stopped recurring related lease and sales revenue.

      Gross margin increased to 73.9% in fiscal 2001 from 73.1% in fiscal 2000. Excluding the recording of $1,500,000 in revenue related to provisions of the Company's agreements with IGT in fiscal 2001 and the receipt of $1,200,000 in non-recurring license and evaluation fee income in fiscal 2000, gross margin would have been 73.0% in fiscal 2001 and 72.2% in fiscal 2000. This increase in gross margin in fiscal 2001 is attributed to a shift in sales mix toward and higher margins in the Company's gaming products segment, offset slightly by an increase in unapplied manufacturing overhead.

      OPERATING EXPENSES

      Selling, general and administrative expenses increased by $2,120,000 or 20.6% to $12,417,000 in fiscal 2001 compared to $10,297,000 in fiscal 2000.
The Company incurred $547,000 in administrative costs in its Australian QuickDraw(R) subsidiary after acquiring it in April 2001. Executive costs increased by $503,000 in fiscal 2001 due to the additions of an executive vice president and an additional in-house counsel along with other recruiting expenses. Information system staffing and hardware expenses increased by $365,000 in fiscal 2001 as part of the Company's ongoing program to upgrade the Company's information systems. Compliance, marketing and accounting expenses increased by $267,000, $161,000, and $160,000, respectively, from the prior year due to increased staffing, regulatory licensing, and product approvals in support of the Company's growing product lines. Outside legal expenses increased by $80,000 to $453,000 in fiscal 2001 due to litigation with IGT, which was settled in July 2001, and other pending litigation.

      Research and development expenses increased by $1,063,000, or 21.4%, to $6,021,000 in fiscal 2001. Substantially all of this increase related to having a full year of increased staffing for video slot game and operating system development, contract programming, and the purchase of development hardware and parts.

      OTHER INCOME AND EXPENSE

      Other income, net, was primarily interest income for both years. Interest income increased to $728,000 from $339,000 in fiscal 2001 due to the increase in cash and investment balances during fiscal 2001. Interest expense was $13,000 and $45,000 in fiscal 2001 and 2000, respectively.

      INCOME TAXES

      The provision for income taxes was based on an effective tax rate of 34.5% in fiscal 2001 compared to 36.5% in fiscal 2000. This rate decrease reflects a shift of the Company's taxable income to more favorable tax jurisdictions and increased available federal research and experimental credits for fiscal 2001.

      NET INCOME AND EARNINGS PER COMMON SHARE

      Net income was $11,595,000, or $.63 per diluted share in fiscal 2001, compared to $8,537,000, or $.50 per diluted share in fiscal 2000. Weighted average common shares - assuming dilution, increased to 18,518,000 shares in fiscal 2001 from 17,107,000 in the prior year due to the exercise of 1,935,000 stock options during fiscal 2001, net of the repurchase of 690,000 shares. The dilutive impact of common stock options outstanding increased by 494,000 shares to 1,293,000 shares as of October 31, 2001 because the average market price of the Company's common stock increased by 153% during the year. The effect of these dilutive options outstanding was to reduce earnings per share by $.04 to $.63 per share for the fiscal year ended October 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2000 COMPARED TO FISCAL 1999

      REVENUE AND COST OF PRODUCTS

      Revenue for fiscal 2000 was $38,860,000, an increase of $9,934,000, or 34.3% from fiscal 1999. Shuffler lease revenue was $13,118,000 in fiscal 2000 compared to $11,168,000 in the fiscal 1999, an increase of 17.5%. The installed base of shufflers on lease increased to 2,935 at October 31, 2000, from 2,253 units at October 31, 1999, an increase of 682 units, or 30.3%. Lease revenue increased at a lower rate than the unit increase due to both the first full year of the Company's strategy of leasing shufflers to certain customers on a part-time basis and the effect of competitive pricing in certain jurisdictions. As of October 31, 2000 the installed lease base of single deck shufflers on lease was 1,805 units, an increase of 401 units, or 28.6%, between the years. This increase was attributable to the net placement of 882 ACE(R) shufflers on lease in fiscal 2000, offset by a net reduction of 481 BG shufflers, the majority of which were exchanged for ACE(R) shufflers. In addition, as of October 31, 2000, the installed lease base of multi-deck shufflers was 1,130 units, an increase of 281 units, or 33.1%, between the years. This increase relates to the introduction and installation of 374 units of the Company's new continuous multi-deck shuffler, the King(TM), during fiscal 2000. Included in the total installed lease base of multi-deck shufflers were 756 multi-deck batch shufflers as of October 31, 2000, a decrease of 83 units, or 9.9%, from October 31, 1999. Shuffler sales in fiscal 2000 increased 62.6% to $7,709,000, compared to $4,740,000 in fiscal 1999. Unit sales totaled 770 in fiscal 2000 compared to 541 in fiscal 1999, an increase attributable to the sales of 344 ACE(R) and 151 King(TM) shufflers, new products introduced in 1999 and 2000, respectively. Fiscal 2000 unit sales included sales of 618 units and 152 units converted to a sale from a lease, as compared to 430 new unit sales and 111 conversions in fiscal 1999. The average revenue per shuffler sold increased to $10,012 in fiscal 2000 from $8,761 in fiscal 1999 due to a change in the mix of shufflers sold toward domestic sales of higher-priced ACE(R) and King(TM) shufflers.

      Revenue from table games increased by $2,572,000 or 26.7% to $12,198,000 in fiscal 2000. Included in this category for fiscal 2000 was revenue from Let It Ride Bonus(R), Let It Ride(R) basic, sales of associated equipment for Let It Ride Bonus(R) and Three Card Poker(R). Let It Ride Bonus(R) table revenue increased by $1,651,000 to $8,477,000 as bonus table counts increased by 17.9% to 500 at October 31, 2000 from 424 at October 31, 1999. Let It Ride(R) basic table revenue decreased by $366,000 to $1,391,000 as the installed base of basic tables in casinos decreased to 186 at October 31, 2000 from 233 tables as of October 31, 1999. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus(R) tables. Three Card Poker(R) revenue increased by $809,000 to $1,242,000 in fiscal 2000 as table counts increased by 55.9% to 293 units at October 31, 2000 from 188 units at October 31, 1999. Finally, the Company received an incremental $577,000 in fiscal 2000 in royalty income from Mikohn from cross-license agreements.

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

      Gross margin improved to 73.1% in fiscal 2000 from 68.4% in fiscal 1999. Excluding the receipt of $1,200,000 in non-recurring license and evaluation fee income, gross margin would have been 72.2% in fiscal 2000. Gross margin increased due to a shift in product mix in 2000 toward higher margin ACE(R) shuffler and table lease revenue. Additionally, gross margin as a percent of slot revenue increased 39% from fiscal 1999.

      OPERATING EXPENSES

      Selling, general and administrative expenses increased by $1,804,000 or 21.2% to 10,297,000 in fiscal 2000 compared to $8,493,000 in fiscal 1999. Sales staffing, commissions and travel increased by $869,000 to $2,331,000 in fiscal 2000, resulting from new hires and increased commissions on increased sales during the year. Performance based incentive compensation increased by $978,000 from the prior fiscal year. Legal expenses decreased $462,000 to $373,000 in fiscal 2000 due to the settlement with Progressive Games, Inc. in December 1999. Also, advertising and promotion expenses increased by $203,000 in fiscal 2000 because of additional expenses incurred for special events and trade shows. Finally, information system staffing, consulting and hardware expenses increased by $201,000 in fiscal 2000 as part of a year-long program to upgrade the Company's information systems.

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

      OTHER INCOME AND EXPENSE

      Other income, net, was interest income for both years. Interest income decreased to $339,000 in fiscal 2000 from $418,000 in fiscal 1999 due to the decrease in cash and investment balances during fiscal 2000. Interest expense was $45,000 and $81,000 in fiscal 2000 and 1999, respectively.

      INCOME TAXES
      The provision for income taxes was based on an effective tax rate of 36.5% in fiscal 2000 compared to 36.0% in fiscal 1999. The fiscal year 2000 provision included a 1.3% benefit from the foreign sales corporation compared to 2.7% in fiscal 1999, due to a decrease in qualified export revenue as a percentage of total revenue. The provision for state income taxes, net of federal tax benefits, decreased to 2.3% from 3.6% in fiscal 1999 as the Company slightly decreased its revenue and profits in states requiring filing and payment of income-based taxes. Additionally, the tax benefit resulting from utilizing the research and experimental tax credit decreased by 0.3% in fiscal 2000.

      NET INCOME AND EARNINGS PER COMMON SHARE

      Net income was $8,537,000, or $.50 per diluted share in fiscal 2000, compared to $3,598,000, or $.20 per diluted share in fiscal 1999. Fiscal 1999 net income included royalty settlement expenses of $2,750,000 ($1,760,000 after taxes or $.10 per share). Weighted average common shares - assuming dilution, decreased to 17,107,000 shares in fiscal 2000 compared to 17,913,000 in fiscal 1999 due to the repurchase of 884,000 shares in fiscal 2000. The dilutive impact of common stock options outstanding increased by 709,000 shares to 799,000 shares as of October 31, 2000 because the market price of the Company's common stock increased throughout fiscal 2000 and increased the number of options that could be exercised and converted into common stock equivalent shares. The effect of these dilutive options outstanding was to reduce earnings per share by $.02 to $.50 per share for the fiscal year ended October 31, 2000.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2001. The adoption of SFAS 133 in fiscal year 2001 did not have an impact on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The company does not believe the adoption of SFAS 141 will have a significant an impact on its financial statements.

      Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective November 1, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The net unamortized goodwill balance at October 31, 2001 was $3,258,000 and goodwill amortization in the year ended October 31, 2001 was $112,000 and would have been approximately $225,000 in 2002 under previous accounting standards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 requires that long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets that are to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

LIQUIDITY & CAPITAL RESOURCES

FISCAL 2001 COMPARED TO FISCAL 2000

      WORKING CAPITAL

      As of October 31, 2001, the Company had cash, cash equivalents, and investments totaling $18,703,000 compared to $6,619,000 at October 31, 2000. Working capital increased by $7,222,000 to $19,290,000 at October 31, 2001 from $12,068,000 at October 31, 2000. The current ratio decreased to 2.6 from 2.9 at October 31, 2000. The increase in cash and working capital was a result of the Company's increased operating profits during fiscal 2001 and the receipt of proceeds from the issuance of common stock from the exercise of employee and director stock options during the same period. The current ratio decreased as accounts payable increased by $4,192,000 during fiscal 2001 primarily due to payables related to the purchase of slot machines under the fiscal 2000 slot games agreement with IGT.

      CASH FLOWS

      Cash flows provided by operations totaled $18,391,000 in fiscal 2001 compared to $9,498,000 in fiscal 2000. Significant items in the cash flows from operating activities in fiscal 2001 include net income of $11,595,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, deferred taxes, and stock options issued for services, all of which totaled $6,447,000, compared to net income of $8,537,000 and non-cash charges of $6,079,000 in the prior fiscal year.

      Significant uses and sources of cash flow from operating activities in fiscal 2001 also included an increase in accounts receivable and deferred income of $835,000 and $258,000, respectively, primarily due to increased slot game revenue during fiscal 2001 and deferral of $250,000 in revenue to future quarters under the Company's fiscal 2000 slot game agreements with IGT.

      Investing activities in fiscal 2001 included the acquisition in April 2001 of certain assets of Gaming Products, an Australian manufacturer of the QuickDraw(R) shuffler product line, for $4,127,000, net of cash acquired. The Company also invested $2,818,000 for gaming equipment and game products leased to customers, new game licenses, and other fixed assets. Additionally, in non-cash transactions, the Company purchased $3,898,000 of slot machines on extended terms from IGT for the fiscal 2001 roll out of The Three Stooges(R) and Let's Make A Deal(R) slot games. The Company also increased its investment portfolio by $11,812,000 to $15,621,000 in the same period.

      Financing activities during fiscal 2001 included the issuance of 1,935,000 shares of common stock for $9,247,000 upon the exercise of stock options issued to employees and directors under the Company's stock option plans. Additionally, the Company repurchased 690,000 shares of common stock at a cost of $8,568,000. As of October 31, 2001, the Company was authorized to repurchase an additional $1,590,000 of its shares within specified price limits as a result of a 2001 Board of Directors resolution.

      CAPITAL RESOURCES

      The Company believes its existing cash, investments and cash provided by operations will be sufficient to finance the Company's current operations and new product development for the foreseeable future. Additionally, the Company maintains a $15,000,000 revolving credit agreement from U.S. Bank, N.A. to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases. The credit agreement matures in October 2003. The Company does not have any long-term debt or capital lease obligations as of October 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FISCAL 2000 COMPARED TO FISCAL 1999

      WORKING CAPITAL

      At October 31, 2000, the Company had cash, cash equivalents and investments of $6,619,000 compared to $5,641,000 at October 31, 1999. Working capital increased to $12,068,000 at October 31, 2000, compared to $7,427,000 at October 31, 1999, and the current ratio increased to 2.9 at October 31, 2000, from 1.9 at the end of fiscal 1999. The increase in cash, working capital and the current ratio at October 31, 2000 relates to the Company increasing its operating profits while reducing its stock repurchases by $1,325,000 to $3,267,000 in fiscal 2000 and receiving increased proceeds from the issuance of common stock through the exercise of employee stock options by $962,000 to $1,118,000. Additionally, the Company increased the cash component of its working capital by reducing its capital expenditures, including purchases of equipment for lease, property and equipment, and intangible assets, by $816,000 to $5,988,000 during fiscal 2000.

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

      Investing activities used $5,658,000 of cash during fiscal 2000. Investments in leased and available for lease assets totaled $4,231,000 and included the transfer from inventory of $3,338,000 in new shufflers and $762,000 in new slot machines purchased. The Company also invested $1,255,000 in intellectual property relating to licenses and patents for slot and shuffler products.

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

      CAPITAL RESOURCES

      The Company did not have any long-term debt or capital leases, except for the debt incurred by the Company to acquire intellectual property from a related party. As of October 31, 2000, the long-term balance remaining under this acquisition was $97,000, compared to $677,000 as of October 31, 1999, a reduction of $580,000 due to payments made in cash and stock during fiscal 2000.

IMPACT OF INFLATION

      To date, inflation has not had a material effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of October 31, 2001, the Company had approximately $15.6 million in investments. The investments are primarily in fixed income and investment grade securities. The Company's investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with its portfolio is interest rate risk.

     Assuming interest rates were to change by 100 basis points, the net hypothetical change in fair value of stockholders' equity related to financial instruments is estimated to be $107,000 after tax (0.26% of total stockholders' equity). The Company believes that such a change in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

     The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on interest rate sensitivity analyses. The models project the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate 1% increase in interest rates. Because duration is estimated, rather than a known quantity, for certain securities and because other market factors may impact security valuations, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

      As of October 31, 2001, the Company had no borrowings outstanding under its revolving credit agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


INDEX TO FINANCIAL STATEMENTS                                          PAGE

Independent Auditors' Report                                            23

Consolidated Statements of Income
for the years ended October 31, 2001, 2000, and 1999                    24

Consolidated Balance Sheets as of October 31, 2001 and 2000             25

Consolidated Statements of Changes in Shareholders' Equity
for the years ended October 31, 2001, 2000, and 1999                    26

Consolidated Statements of Cash Flows for the years
ended October 31, 2001, 2000, and 1999                                  27

Notes to Consolidated Financial Statements                              28 - 39

Quarterly Financial Data  (unaudited)                                   39

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

      We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and of cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Minneapolis, Minnesota
December 12, 2001

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED OCTOBER 31,
                                           --------------------------------------------
                                               2001            2000            1999
                                           ------------    ------------    ------------
REVENUE:
    Shuffler lease                         $     16,026    $     13,118    $     11,168
    Shuffler sales and service                   11,690           8,900           5,846
    Table games                                  15,223          12,198           9,626
    Slot games                                    4,682           2,136           1,097
    Other                                           339           2,508           1,189
                                           ------------    ------------    ------------

     TOTAL REVENUE                               47,960          38,860          28,926
                                           ------------    ------------    ------------

COSTS AND EXPENSES:
    Cost of products                             12,522          10,456           9,142
    Selling, general and administrative          12,417          10,297           8,493
    Research and development                      6,021           4,958           3,468
    Royalty settlement                               --              --           2,750
    Office relocation expenses                       --              --            (213)
                                           ------------    ------------    ------------

     TOTAL COSTS AND EXPENSES                    30,960          25,711          23,640
                                           ------------    ------------    ------------

Income from operations                           17,000          13,149           5,286

Other income, net                                   702             293             337
                                           ------------    ------------    ------------

Income before income taxes                       17,702          13,442           5,623

Provision for income taxes                        6,107           4,905           2,025
                                           ------------    ------------    ------------

NET INCOME                                 $     11,595    $      8,537    $      3,598
                                           ============    ============    ============

EARNINGS PER COMMON SHARE, BASIC           $        .67    $        .52    $        .20
                                           ============    ============    ============

EARNINGS PER COMMON SHARE, DILUTED         $        .63    $        .50    $        .20
                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC            17,225          16,308          17,823
                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES, DILUTED          18,518          17,107          17,913
                                           ============    ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                 AS OF OCTOBER 31,
                                                                           ----------------------------
                                                                               2001            2000
                                                                           ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                             $      3,082    $      2,810
     Investments                                                                 15,621           3,809
     Accounts receivable, net                                                     5,419           4,722
     Current portion of note receivable from related party                           60              17
     Inventories                                                                  6,210           6,194
     Deferred income taxes                                                          323             580
     Other current assets                                                           408             443
                                                                           ------------    ------------

        Total current assets                                                     31,123          18,575

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET                              8,646           6,676

PROPERTY AND EQUIPMENT, NET                                                       2,367           2,441

INTANGIBLE ASSETS, NET                                                            8,745           5,802

NON-CURRENT DEFERRED INCOME TAXES                                                   984             710

LONG-TERM NOTE RECEIVABLE FROM RELATED PARTIES                                      441             300

OTHER ASSETS                                                                         93             110
                                                                           ------------    ------------

     TOTAL ASSETS                                                          $     52,399    $     34,614
                                                                           ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $      5,681    $      1,489
     Accrued liabilities                                                          3,935           2,576
     Current portion of long-term obligation to related party                        97             580
     Customer deposits and unearned revenue                                       2,120           1,862
                                                                           ------------    ------------

        TOTAL CURRENT LIABILITIES                                                11,833           6,507

LONG-TERM OBLIGATION TO RELATED PARTY                                                --              97

CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 67,500 shares authorized; 17,609 and
           16,315 shares issued and outstanding                                     176             163
     Additional paid-in capital                                                   6,211           5,263
     Retained earnings                                                           34,179          22,584
                                                                           ------------    ------------

        TOTAL SHAREHOLDERS' EQUITY                                               40,566          28,010
                                                                           ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     52,399    $     34,614
                                                                           ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           COMMON STOCK              ADDITIONAL                         TOTAL
                                  -----------------------------       PAID-IN          RETAINED      SHAREHOLDERS'
                                     SHARES           AMOUNT          CAPITAL          EARNINGS         EQUITY
                                  ------------     ------------     ------------     ------------    ------------
BALANCE, OCTOBER 31, 1998               18,033              180           11,266           10,449          21,895

Common stock repurchased                (1,317)             (13)          (4,579)              --          (4,592)

Common stock options exercised              53                1              155               --             156

Options issued for services                 --               --              156               --             156

Other common stock issued                   49               --              189                              189

Net income                                  --               --               --            3,598           3,598
                                  ------------     ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 1999               16,818              168            7,187           14,047          21,402

Common stock repurchased                  (884)              (9)          (3,258)              --          (3,267)

Common stock options exercised             332                3            1,116               --           1,119

Options issued for services                 --               --               30               --              30

Other common stock issued                   49                1              188               --             189

Net income                                  --               --               --            8,537           8,537
                                  ------------     ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 2000               16,315              163            5,263           22,584          28,010

Common stock repurchased                  (690)              (7)          (8,561)              --          (8,568)

Common stock options exercised           1,935               20            9,227               --           9,247

Options issued for services                 --               --               93               --              93

Other common stock issued                   49               --              189               --             189

Net income                                  --               --               --           11,595          11,595
                                  ------------     ------------     ------------     ------------    ------------

BALANCE, OCTOBER 31, 2001               17,609              176            6,211           34,179          40,566
                                  ============     ============     ============     ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED OCTOBER 31,
                                                                 ----------------------------------------------
                                                                     2001             2000             1999
                                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $     11,595     $      8,537     $      3,598
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                 5,816            4,742            4,416
          Office relocation and other charges                              --               --             (213)
          Provision for bad debts                                          25                7              139
          Provision for inventory obsolescence                            531              525              470
          Deferred income taxes                                           (17)             775           (1,250)
          Stock options issued for services                                92               30              156
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and notes receivable                                  (835)          (1,096)              81
          Notes receivable from related party                             (43)              57              268
          Inventories                                                      16           (2,195)          (2,689)
          Other current assets                                            195              168               65
          Accounts payable and accrued liabilities                        759           (2,173)           3,495
          Customer deposits and unearned revenue                          258              121               81
                                                                 ------------     ------------     ------------
          Net cash provided by operating activities                    18,391            9,498            8,617
                                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                         (20,519)          (6,376)         (10,080)
     Proceeds from the sales and maturities of investments              9,211            6,732           11,823
     Payments for products leased and held for lease                   (1,648)          (4,231)          (3,042)
     Purchases of property and equipment                                 (722)            (502)            (378)
     Purchases of intangible assets                                      (448)          (1,255)          (3,384)
     Acquisition of business, net of cash acquired                     (4,127)              --               --
     Other                                                               (154)             (26)             126
                                                                 ------------     ------------     ------------
          Net cash used by investing activities                       (18,407)          (5,658)          (4,935)
                                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                        (8,568)          (3,267)          (4,592)
     Payments on long-term obligation to related party                   (391)            (357)            (334)
     Proceeds from issuance of common stock                             9,247            1,118              156
                                                                 ------------     ------------     ------------

          Net cash provided (used by) financing activities                288           (2,506)          (4,770)
                                                                 ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      272            1,334           (1,088)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            2,810            1,476            2,564
                                                                 ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $      3,082     $      2,810     $      1,476
                                                                 ============     ============     ============

NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock             189              189              189
     Purchase of video equipment on extended terms                      3,898               --               --
                                                                 ============     ============     ============
CASH PAID FOR:
     Income taxes                                                $      4,706     $      4,030     $      2,704
                                                                 ============     ============     ============
     Interest                                                    $         13     $         45     $         81
                                                                 ============     ============     ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      DESCRIPTION OF BUSINESS:

      Shuffle Master, Inc. (the "Company") is a supplier of card shuffler products, table and slot games, and gaming related software to the gaming industry. The foundation of the Company's business has been the development, manufacturing and marketing of automatic card shufflers and table games, with slot games and operating system software having been added more recently. The Company's current shuffler offering is available to casinos through either a purchase or lease option. Table game products are available on a monthly license basis, and slot games and the Company's operating system are generally offered on a daily fee basis and may, in the future, be offered for sale. The Company markets its shuffler products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor.

      PRINCIPLES OF CONSOLIDATION:

      The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated.

      FOREIGN CURRENCY TRANSLATION:

      The Company's foreign subsidiary's assets and liability accounts, which are originally recorded in the appropriate local currency, are translated into United States dollar amounts at the year-end exchange rates. Revenue and expense accounts are translated at the average rates for the year. Transaction gains and losses, the amounts of which are immaterial, are included in other income. Foreign exchange translation adjustments, if material, are recorded as a separate component of stockholders' equity.

      INVENTORIES:

      Inventories are stated at the lower of cost or market and are reviewed for obsolescence quarterly.

      LEASING OPERATIONS:

      The Company's products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated as assets at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over up to three years. The Company provides maintenance of its products on lease as part of its normal lease agreements. Leases of shufflers generally require prepayment of two months' lease payments, which are included on the consolidated balance sheets as customer deposits. The Company licenses its proprietary gaming machine operating system and proprietary slot games for a monthly license fee. Licenses purchased related to these slot games are either amortized over the life of the license or expensed as per machine per day royalties in accordance with license terms.

      REVENUE RECOGNITION:

      In general, the Company recognizes revenue when the following criteria are met: the Company secures a signed contract or customer purchase order that states a fixed determinable price, the collectability of the sale revenue is reasonably assured and the goods or services have been delivered or rendered.

      In particular, the Company recognizes sales revenue upon the shipment of shuffler units for which it has signed orders. If a customer purchases an existing leased shuffler system, revenue is recorded on the effective date of the purchase. Shuffler lease revenue is generated on a monthly basis, generally through indefinite term operating leases. The Company also recognizes revenue through the sale of service and warranty contracts on its sold shufflers. Prepaid service and warranty contracts are included in the consolidated balance sheets as unearned revenue. Revenue on service and warranty contracts is recognized on a straight-line basis over the life of the contract.

      Table and slot revenue is generated by monthly or daily fixed license fees, revenue participation license and royalty fees, and equipment sales and leases. Lease, license and royalty revenue commences upon the completed installation of the shuffler, table or slot products.

      RESEARCH AND DEVELOPMENT:

      Research and development costs are expensed as incurred.

      CONCENTRATION OF CREDIT RISK:

      The Company has a concentration of credit risk in so far as all of its receivables are with customers in the gaming industry. The Company has no material concentration of accounts receivable among any of its casino customers.

      PROPERTY AND EQUIPMENT:

      Property and equipment is stated at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful life of the asset of three to ten years, or lease terms for leasehold improvements.

      INTANGIBLE ASSETS:

      Intangible assets include purchased intellectual property for games, patents, trademarks, copyrights and licenses as well as for goodwill. Intangible assets are amortized over a period of two to fifteen years, commencing with the purchase or, in the case of licenses, with receipt of related revenue.

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

      EARNINGS PER COMMON SHARE:

      Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and to be issued during the year. Diluted earnings per common share is similar to basic, except that the weighted average number of common shares outstanding is increased to give effect to all potentially dilutive common shares, such as stock options, outstanding during the period using the treasury stock method.

      RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's year ending October 31, 2001. The adoption of SFAS 133 in fiscal year 2001 did not have an impact on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 in fiscal 2001 did not have an impact on the Company's consolidated financial statements.

      Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which is effective November 1, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The unamortized goodwill balance at October 31, 2001 was $3,258,000 and goodwill amortization in the year ended October 31, 2001 was $112,000 and would have been approximately $225,000 in 2002 under previous accounting standards.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 requires that long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets that are to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

      RECLASSIFICATIONS:

      Certain reclassifications have been made to the October 31, 2000 and 1999 consolidated financial statements to conform to the October 31, 2001 financial statement presentation. These reclassifications had no effect on the operating results for the years ended October 31, 2000 and 1999, as previously reported.

2.    FINANCIAL INSTRUMENTS:

      CASH AND CASH EQUIVALENTS:

      Cash and cash equivalents include short-term investments with original maturities of three months or less. The Company maintains cash balances that occasionally exceed federally insured limits; however, the Company has incurred no losses on such accounts.

      INVESTMENTS:

      The Company classifies all of its securities as available-for-sale. The Company records investments at fair market value, which, as of October 31, 2001 and 2000, approximated amortized cost.

      Investments at fair value consisted of the following:

      AS OF OCTOBER 31,                                           2001           2000
      -----------------                                        ----------     ----------
      (IN THOUSANDS)
      United States Government and Agency Obligations          $   11,995    $    3,809
      Corporate Bonds
                                                                    3,626            --
                                                               ----------    ----------
                                                               $   15,621    $    3,809
                                                               ==========    ==========

      FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS:

      The estimated fair value of accounts receivable, notes receivable, and accounts payable approximates the carrying value due to the relatively short-term nature of the instruments.

3.    OTHER FINANCIAL STATEMENT DATA:

      The following provides additional disclosures for selected information from the consolidated financial statements:

      AS OF OCTOBER 31,                                           2001           2000
      -----------------                                        ----------     ----------
      (IN THOUSANDS)
      ACCOUNTS RECEIVABLE, NET:
      Trade receivables                                        $    5,654     $    4,781
      Less: Allowance for doubtful accounts                          (235)          (210)
                                                               ----------     ----------
                                                               $    5,419     $    4,571
                                                               ==========     ==========

      INVENTORIES:
      Raw materials and component parts                        $    4,560     $    3,294
      Work-in-process                                                 527            823
      Finished goods                                                1,423          2,077
                                                               ----------     ----------
                                                               $    6,510     $    6,194
                                                               ==========     ==========
      SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET:
      Game equipment                                           $    8,765     $   10,176
      Gaming products                                               8,604          4,292
                                                               ----------     ----------
                                                                   17,369         14,468
      Less: Accumulated depreciation                               (8,723)        (7,792)
                                                               ----------     ----------
                                                               $    8,646     $    6,676
                                                               ==========     ==========

      PROPERTY AND EQUIPMENT, NET:
      Office furniture and computer equipment                  $    3,081     $    2,495
      Leasehold improvements                                        2,099          2,072
      Production equipment and other                                  739            639
                                                               ----------     ----------
                                                                    5,919          5,206
      Less: Accumulated depreciation                               (3,552)        (2,765)
                                                               ----------     ----------
                                                               $    2,367     $    2,441
                                                               ==========     ==========

      INTANGIBLE ASSETS, NET:
      Purchased table games                                    $    3,400     $    3,400
      Purchased slot games                                          3,370          3,370
      Goodwill                                                      3,370             --
      Patents and licenses                                          2,510          1,540
                                                               ----------     ----------
                                                                   12,650          8,310
      Less: Accumulated amortization                               (3,905)        (2,508)
                                                               ----------     ----------
                                                               $    8,745     $    5,802
                                                               ==========     ==========

      ACCRUED LIABILITIES:
      Compensation                                             $    1,978     $    1,781
      Income taxes                                                  1,511            352
      Other                                                           446            443
                                                               ----------     ----------
                                                               $    3,935     $    2,576
                                                               ==========     ==========

      YEAR ENDED OCTOBER 31,                                      2001           2000           1999
      ----------------------                                   ----------     ----------     ----------
      (IN THOUSANDS)
      COST OF PRODUCTS:
      Game equipment                                           $    8,210     $    6,768     $    6,220
      Gaming products                                               4,312          3,688          2,922
                                                               ----------     ----------     ----------
                                                               $   12,522     $   10,456     $    9,142
                                                               ==========     ==========     ==========

      OTHER INCOME, NET:
      Interest income                                          $      728     $      338     $      418
      Interest expense                                                (13)           (45)           (81)
      Other                                                           (13)            --             --
                                                               ----------     ----------     ----------
                                                               $      702     $      293     $      337
                                                               ==========     ==========     ==========

4.    INCOME TAXES:

      Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the period.

      The components of the provision for income taxes are as follows for the years ended October 31:

       (IN THOUSANDS)                                             2001           2000          1999
                                                               ----------     ----------    ----------
       CURRENT:
          Federal                                              $    5,488     $    3,640    $    2,817
          State                                                       531            400           388
          Foreign                                                     105             90            70
                                                               ----------     ----------    ----------
                                                                    6,124          4,130         3,275
       DEFERRED:                                                      (17)           775        (1,250)
                                                               ----------     ----------    ----------
                                                               $    6,107     $    4,905    $    2,025
                                                               ==========     ==========    ==========

      Deferred tax assets consisted of the following as of October 31:

       (IN THOUSANDS)                                             2001          2000
                                                               ----------    ----------
       CURRENT DEFERRED TAX ASSETS:
           Inventory write-down and asset valuation
             allowances                                        $      104    $      164
           Accrued vacation                                            92            60
           Joint venture                                               --           218
           Other                                                      127           138
                                                               ----------    ----------
                                                               $      323    $      580
                                                               ==========    ==========

       NON-CURRENT DEFERRED TAX ASSETS:
           Intangibles amortization                            $      697    $      493
           Depreciation                                               250           149
           Options issued for services                                 37            68
                                                               ----------    ----------
                                                               $      984    $      710
                                                               ==========    ==========

      The Company recognized no valuation allowance as of October 31, 2001 and 2000 to offset its deferred tax assets. Management believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets on the basis of its evaluation of the Company's anticipated profitability over the years when the underlying temporary differences are expected to become tax deductions.

      The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 are as follows:

                                                                  2001            2000            1999
                                                               ----------      ----------      ----------
       Federal income tax at the statutory rate                      35.0%           35.0%           35.0%
       State income taxes, net of federal benefit                     2.0             2.3             3.6
       Benefit due to foreign sales corporation                      (1.3)           (1.3)           (2.7)
       Benefit due to graduated rates                                (0.3)           (1.0)           (1.0)
       Other                                                         (0.9)            1.5             1.1
                                                               ----------      ----------      ----------
       Effective tax rate                                            34.5%           36.5%           36.0%
                                                               ==========      ==========      ==========

5.    CREDIT AGREEMENT:

      In October 2001, the Company renewed and increased its revolving credit agreement with a bank by $5,000,000 to $15,000,000 to meet working capital needs, stock repurchases, new product rollouts, and the acquisition of new games and businesses. Borrowings under this increased credit agreement must be repaid no later than October 31, 2003, though the Company may annually request that the maturity of the credit agreement be extended by another year.

      Additionally, current borrowings are limited in amount to the lesser of $15,000,000 or twice the Company's earnings before interest, taxes, depreciation, and amortization for the most recent cumulative four quarters. The Company may borrow funds, provided that it maintains certain current, fixed charge coverage and leverage ratios. The interest rate on borrowings under the credit agreement will be, at the Company's option, either the bank's prime rate, or LIBOR, adjusted for a premium determined by the Company's leverage ratio as of the most recent quarter. Borrowings under the credit agreement are secured by substantially all accounts receivable, inventory, and products leased and held for lease. The Company had no outstanding borrowings under the credit agreement during the year ended October 31, 2001.

6.    COMMITMENTS AND CONTINGENCIES:

      OPERATING LEASES:

      The Company leases office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses to the Company. Total rent expense under operating leases was $740,000, $688,000 and $525,000 for the years ended October 31, 2001, 2000, and 1999, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2001, are as follows:

      YEAR ENDED OCTOBER 31,
      ----------------------
      (IN THOUSANDS)

      2002                      $      764
      2003                             593
      2004                             412
      2005                             260
      2006                             260
      Thereafter                       216
                                ----------
                                $    2,487
                                ==========

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

7.    STOCK OPTIONS:

      In November 1993 the Company's Board of Directors adopted the 1993 Stock Option Plan which permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code as well as nonqualified options which do not meet the requirements of Section 422. A total of 3,397,500 shares of the Company's common stock have been reserved for issuance under the plan.

      Also, in November 1993, the Company's Board of Directors adopted the Outside Directors' Option Plan for the purpose of compensating outside directors with grants of stock options upon their election and re-election to the Board. There will be an annual option grant to each eligible director at a price equal to the fair market value of the Company's common stock on the date of the grant. Each option is immediately exercisable and expires seven years from the grant date. A total of 337,500 shares of the Company's stock have been reserved for issuance under the plan.

      The Board of Directors granted to consultants options to purchase 22,500 shares at $10.03 per share in fiscal 2001 and options to purchase 22,500 shares at prices ranging from $4.47 to $7.67 per share in fiscal 2000.

      A summary of stock option activity and weighted average exercise prices follows:

YEARS ENDED OCTOBER 31,                       2001                           2000                           1999
-----------------------            -------------------------      -------------------------      -------------------------

(SHARES IN THOUSANDS)                              EXERCISE                       EXERCISE                       EXERCISE
                                      SHARES         PRICE           SHARES         PRICE           SHARES         PRICE
                                   -------------------------      -------------------------      -------------------------
Outstanding beginning of year          2,534       $    4.05          2,689       $    3.91          2,527       $    3.95
Granted                                1,255           11.78            414            4.37            286            3.22
Exercised                             (1,935)           4.78           (332)           3.38            (51)           2.93
Forfeited                                 23            4.95           (238)           3.91            (73)           3.86
                                   -------------------------      -------------------------      -------------------------
Outstanding at end of year             1,831            8.56          2,534       $    4.05          2,689       $    3.91
                                   =========================      =========================      =========================

Exercisable at end of year               961       $    6.93          2,001       $    4.02          1,992       $    4.00
                                   =========================      =========================      =========================

      The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2001:

(SHARES IN THOUSANDS)                                    WEIGHTED
                                                          AVERAGE       WEIGHTED                      WEIGHTED
                                                         REMAINING       AVERAGE                       AVERAGE
                                            OPTIONS     CONTRACTUAL     EXERCISE         OPTIONS      EXERCISE
      RANGE OF EXERCISE PRICES            OUTSTANDING      LIFE           PRICE        EXERCISABLE      PRICE
------------------------------------      ---------------------------------------      ------------------------
             $3 - $6                            764            6.2      $    3.88            588      $    3.95
             $6 - $9                             68            6.8           7.43             39           7.23
             $9 - $12                           750            9.3          10.90            220          10.03
            $12 - $20                           249            7.5          16.21            114          16.19
                                          ---------------------------------------      ------------------------

                                              1,831            7.6      $    8.56            961      $    6.93
                                          =======================================      ========================

      The Company follows the guidance of APB No. 25 for measurement and recognition of stock-based transactions with employees and directors. No compensation cost has been recognized for stock options issued to employees and directors since the exercise price for all options granted was at least equal to the fair value of the common stock on the date of grant. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for grants during fiscal 2001, 2000, and 1999, the Company's net income and earnings per share would have been as follows:

YEAR ENDED OCTOBER 31,                                                2001             2000             1999
----------------------                                             ----------       ----------       ----------
Net income (IN THOUSANDS):
      As reported                                                  $   11,595       $    8,537       $    3,598
      Pro forma                                                         6,888            7,826            3,181

Earnings per common share, basic:
      As reported                                                  $      .67       $      .52       $      .20
      Pro forma                                                           .23              .48              .18

Earnings per common share, assuming dilution:
      As reported                                                  $      .63       $      .50       $      .20
      Pro forma                                                           .21              .46              .18

Weighted average fair value of options granted during the year     $     9.28       $     4.29       $     3.42

      The fair value of options granted during fiscal 2001, 2000, and 1999 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions and results:

       YEAR ENDED OCTOBER 31,                                          2001            2000            1999
       ----------------------                                       ----------      ----------      ----------
       Dividend yield                                                     None            None            None
       Expected volatility                                               79.2%           52.4%           60.9%
       Risk-free interest rate                                            2.9%            5.9%            6.2%
       Expected life of options                                     8.40 years      8.79 years      8.14 years

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

8.    EARNINGS PER COMMON SHARE:

       YEAR ENDED OCTOBER 31,                                          2001          2000          1999
       ----------------------                                       ----------    ----------    ----------
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
       NET INCOME                                                   $   11,595    $    8,537    $    3,598
                                                                    ==========    ==========    ==========

       BASIC:
           Weighted average shares outstanding                          17,213        16,248        17,715
           Shares to be issued under asset purchase agreement               12            60           108
                                                                    ----------    ----------    ----------

           Weighted average common shares, basic                        17,225        16,308        17,823
                                                                    ==========    ==========    ==========

           Earnings per common share, basic                         $      .67    $      .52    $      .20
                                                                    ==========    ==========    ==========

       ASSUMING DILUTION:
           Weighted average common shares, basic                        17,225        16,308        17,823
           Dilutive impact of options outstanding                        1,293           799            90
                                                                    ----------    ----------    ----------

           Weighted average common shares and potential dilutive
                shares outstanding                                      18,518        17,107        17,913
                                                                    ==========    ==========    ==========

           Earnings per common share, assuming dilution             $      .63    $      .50    $      .20
                                                                    ==========    ==========    ==========


      Share and per share amounts for the year ended October 31, 2000 and 1999 reflect the effect of the three-for-two stock splits of the Company's common stock effective as of November 30, 2000 and June 18, 2001.

9.    SHAREHOLDERS' EQUITY:

      COMMON STOCK:

      As of October 31, 2001, the Company was authorized to repurchase an additional $1,590,000 of its shares within specified price limits as a result of a 2001 Board of Directors' resolution.

      PREFERRED STOCK:

      On June 26, 1998, the Board of Directors designated and established 225,070 shares of no par value Series A Junior Participating Preferred Stock (Preferred Stock). Holders of Preferred Stock are entitled to one hundred votes on any matters submitted to vote by the shareholders of the Company, an aggregate dividend of one hundred times any dividend declared on common stock and a liquidation preference of one hundred times any liquidation payment amount to common shareholders. No shares of Preferred Stock have been issued.

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

      Each Right will entitle the registered holder (unless the holder is an Acquiring Person, as defined) to purchase from the Company one one-hundredth of a share of Preferred Stock at $8 per one one-hundredth of a share of Preferred Stock, subject to adjustments (the Purchase Price). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of the Company's common shares. In such event, upon exercise of the Right, the holder of a Right may receive common shares having a value of two times the Purchase Price.

      The Rights will expire on June 26, 2008, unless they become exercisable or are amended before that date, but may be redeemed by the Company for $.01 per Right. After a person or group becomes an Acquiring Person, the Rights may not be redeemed and may only be amended in limited circumstances.

10.   RELATED PARTY TRANSACTIONS:

      In fiscal 1997, the Company advanced $300,000 to its then Chairman of the Board. This note receivable was amended in May 2000 to mature in January 2004, to bear interest at seven percent, and to be secured by a right of offset against the Company's obligation to pay its Chairman of the Board under an employment agreement. As of October 31, 2001, the balance of the note receivable was $316,936, including $16,936 in accrued interest due by January 2002. In January 2002, the Chairman paid all accrued interest and reduced the outstanding note receivable to $233,000.

      The Company has a non-interest bearing obligation to its Chief Executive Officer related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation has been discounted at a rate of seven percent. The obligation of $97,000 outstanding as of October 31, 2001 was fully paid in December, 2001.

      In June 2001, the Company advanced $1,000,000 to its Chief Executive Officer. This note receivable was to mature on October 31, 2001, bore interest at 6%, and was secured by 43,200 shares of Company common stock beneficially owned by the Chief Executive Officer. This note and accrued interest was paid in full on July 12, 2001, when the Chief Executive Officer surrendered to the Company 47,660 shares of common stock that had a fair market value of $21.00 per share.

11.   ACQUISITION:

      On April 28, 2001 the Company completed the purchase of the assets and certain liabilities of three separate Australian companies operating under the Gaming Products name as well as all the common stock of Gaming Product Pty Ltd, a fourth company that holds patents relating to the QuickDraw(R) line of continuous multi-deck shufflers that the Gaming Products Group manufactured. The acquisition cost $4,127,000 and funds for the acquisition were provided by internally generated cash flows.

      This acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of the acquired businesses beginning on April 28, 2001. Additionally, the assets acquired and liabilities assumed were recorded at estimated fair values determined by the Company's management and based on information currently available and on current assumptions as to future operations. A summary of the allocation of the purchase price follows:

       (IN THOUSANDS)                        ESTIMATED
                                            FAIR VALUE
                                            ----------
       Inventory                            $      562
       Patents                                     500
       Accounts receivable and other                86
                                            ----------
       Total assets acquired                     1,148

       Accounts payable                           (279)
       Accrued expenses                           (112)
                                            ----------
       Total liabilities assumed                  (391)

       Goodwill                                  3,370
                                            ----------
       Allocated purchase price             $    4,127
                                            ==========

      This allocation of the purchase price is subject to adjustment in fiscal 2002 based on the resolution of certain distributor obligations and other contingencies. The Company has held back from the sellers $440,000 of the purchase price pending resolution of these items.

      The excess of the purchase price over the fair value of the assets acquired of approximately $3,370,000 was recorded to goodwill. During the year ended October 31, 2001, the Company amortized $112,000 in goodwill, reflecting a 15-year amortization period.

12.   DEFINED CONTRIBUTION PLAN:

      The Company sponsors a defined contribution plan, which qualifies under
Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the fiscal years ended October 31, 2001, 2000 and 1999, the Company elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $127,000, $94,000 and $71,000, respectively.

13.   EXPORT SALES:

      In fiscal 2001, 2000, and 1999, the Company had export shuffler sales and shuffler lease revenue, primarily to Canada and Australia, which totaled 18%, 22%, and 17%, respectively, of total revenue.

14.   OPERATING SEGMENTS:

      The Company operates in two business segments: game equipment and gaming products. The game equipment segment includes the manufacturing, marketing, installation and servicing of the Company's proprietary shuffler product line as well as the distribution and servicing of casino chip sorting machines and accessories all for sale or recurring lease revenue. The latter business activity was discontinued in January 2001. The gaming products segment includes the design, marketing, installation and servicing of proprietary table games and slot games and the Company's new slot operating system. Gaming products generally produce recurring revenue through fixed or participation leases and licenses, but may include sales of software and equipment. The Company does not allocate corporate expenses to its business segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer.

       YEAR ENDED OCTOBER 31,                          2001             2000             1999
       ----------------------                      ------------     ------------     ------------
       (IN THOUSANDS)
       REVENUE
            Game equipment                         $     28,053     $     23,826     $     18,203
            Gaming products                              19,907           15,034           10,723
                                                   ------------     ------------     ------------
                                                         47,960           38,860           28,926
                                                   ============     ============     ============

       OPERATING INCOME
            Game equipment                               16,156           14,052            9,896
            Gaming products                               9,388            6,239            1,155
            Corporate                                    (8,544)          (7,143)          (5,765)
                                                   ------------     ------------     ------------
                                                         17,000           13,149            5,286
                                                   ============     ============     ============

       DEPRECIATION AND AMORTIZATION
            Game equipment                                2,181            1,836            1,948
            Gaming products                               2,791            2,270            1,609
            Corporate                                       844              636              859
                                                   ------------     ------------     ------------
                                                          5,816            4,742            4,416
                                                   ============     ============     ============

       ASSETS
            Game equipment                               14,035           12,637            8,644
            Gaming products                              14,985           11,200           10,388
            Corporate                                    23,379           10,777           11,573
                                                   ------------     ------------     ------------
                                                         52,399           34,614           30,605
                                                   ============     ============     ============

       CAPITAL EXPENDITURES
            Game equipment                                4,859            3,272            1,960
            Gaming products                               5,262            2,222            4,466
            Corporate                                       722              494              378
                                                   ------------     ------------     ------------
                                                   $     10,843     $      5,988     $      6,804
                                                   ============     ============     ============

                            QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                                                      Quarter Ended
                                                               ------------------------------------------------------------
IN THOUSANDS, EXCEPT PER COMMON SHARE                           January 31       April 30        July 31        October 31
---------------------------------------------------------------------------------------------------------------------------
FISCAL 2001

Revenue                                                        $     11,217    $     12,341    $     12,584    $     11,818

Gross Profit                                                          8,076           9,089           9,354           8,919

Operating Income                                                      3,821           4,518           4,589           4,072

Net Income                                                            2,546           3,026           3,218           2,805

Earnings per Common Share, basic (1) (2)                                .15             .18             .18             .16

Earnings per Common Share, assuming dilution (1) (2)                    .14             .16             .17             .15


FISCAL 2000

Revenue                                                        $      8,500    $      9,635    $      9,188    $     11,537

Gross Profit                                                          5,838           7,001           6,671           8,894

Operating Income                                                      2,725           3,367           3,139           3,918

Net Income                                                            1,767           2,186           2,039           2,545

Earnings per Common Share, basic (1) (2)                                .16             .20             .19             .24

Earnings per Common Share, assuming dilution (1) (2)                    .16             .19             .18             .22


      (1) The sum of the quarterly earnings per common share does not equal the amount reported for the fiscal year as quarterly calculations are made independently during the fiscal year.

      (2) Quarterly per share amounts have been restated to reflect the effect of the three for two splits of the Company's common stock effective as of November 30, 2000 and June 18, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a)   Directors of the Registrant.
            The information under the caption "Election of Directors" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

      (b)   Executive Officers of the Registrant.
            The information under the caption "Executive Officers" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

      (c)   Compliance With Section 16 (a) of the Exchange Act.
            The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Certain Relationships and Related Transactions" in the Company's Fiscal 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1. Financial Statements

                  The following consolidated financial statements and independent auditors' report are filed as part of this Report on Form 10-K.

                        Independent Auditors' Report
                        Consolidated Statements of Income for the years ended
                          October 31, 2001, 2000, and 1999
                        Consolidated Balance Sheets as of October 31, 2001 and
                          2000
                        Consolidated Statements of Shareholders' Equity for the
                          years ended October 31, 2001, 2000, and 1999
                        Consolidated Statements of Cash Flows for the years
                          ended October 31, 2001, 2000 and 1999
                        Notes to Consolidated Financial Statements
                        Quarterly Financial Data (unaudited)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

      2.    Financial Statement Schedules

                  All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      3.    Exhibits

                  3.1 Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to the same exhibit number in the Company's Report on Form 10-K for the year ended October 31,
                        1995).
                  3.2 Bylaws of Shuffle Master, Inc. (Incorporated by reference to the same exhibit number included in the Company's Registration Statement on Form S-18, Registration No. 33- 53994C).
                  3.3 Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. dated October 26, 2000 (Incorporated by reference to exhibit 3.3 in the Company's Report on Form 10K for the year ended October 31, 2000).
                  3.4 Articles of Amendment to the Articles of Incorporation of Shuffle Master, Inc. dated June 6, 2001 (Incorporated by reference to exhibit 10.28 in the Company's Report on Form 10Q for the quarter ended July 31, 2001).
                  10.1 Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224).
                  10.2 Shuffle Master, Inc. Outside Directors' Option Plan (Incorporated by reference to exhibit 10.7 included in the Company's Registration Statement on Form SB-2, Registration No. 33-72224).
                  10.3 Office lease dated August 9, 1995, between Shuffle Master, Inc. and Airport Center Associates, a joint venture of Airport Partners, and Copley Investors Limited Partnership (Incorporated by reference to exhibit 10.6 in the Company's Report on Form 10-K for the year ended October 31, 1995).
                  10.4 Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.1 in the Company's Report on Form 10Q for the quarter ended July 31, 1997).
                  10.5 Purchase Agreement, by and between Shuffle Master, Inc., and Well Suited L.L.C., and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.2 in the Company's Report on Form 10Q for the quarter ended July 31, 1997).
                  10.6 Purchase/License Agreement, by and between Shuffle Master, Inc., and Visual Communications Consultants, Inc. dba Advanced Gaming Concepts, and Mark Yoseloff, dated March 7, 1997 (Incorporated by reference to exhibit 10.3 in the Company's Report on Form 10Q for the quarter ended July 31, 1997).
                  10.8 Shareholder Rights Plan, dated June 26, 1998 (Incorporated by reference to the Company's Report on Form 8K dated June 26, 1998).
                  10.9 Revolving Credit Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.9 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.10 Credit Agreement, dated September 30, 1999, by and
                        between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.11 Security Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.11 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.12 Settlement Agreement, dated December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn (Incorporated by reference to exhibit 10.12 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.13 Non-exclusive License Agreement (Exhibit 4), dated
                        December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc. (Incorporated by reference to exhibit 10.13 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.14 Non-exclusive License Agreement (Exhibit 5), dated
                        December 28, 1999, by and between Shuffle Master, Inc. and Progressive Games, Inc. (Incorporated by reference to exhibit 10.14 in the Company's Report on Form 10K for the year ended October 31, 1999).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  10.15 Exclusive License Agreement (Exhibit 6), dated December
                        28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn (Incorporated by reference to exhibit 10.15 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.16 Non-exclusive License Agreement (Exhibit 7), dated
                        December 28, 1999, by and between Shuffle Master, Inc., Progressive Games, Inc. and Mikohn (Incorporated by reference to exhibit 10.16 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.17 Cross Supplier Agreement (Exhibit 8), dated December 28,
                        1999, by and between Shuffle Master, Inc. and Mikohn (Incorporated by reference to exhibit 10.17 in the Company's Report on Form 10K for the year ended October 31, 1999).
                  10.19 Executive Employment Agreement, by and between Shuffle
                        Master, Inc. and Gary W. Griffin, dated December 1, 1999 (confidential treatment requested as to portions) (Incorporated by reference to exhibit 10.19 in the Company's Report on Form 10Q for the quarter ended July 31, 2000).
                  10.20 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated September 30, 1995 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.21 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated December 9, 1995 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.22 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated March 29, 1996 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.23 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated March 19, 1998 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.24 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated October 26, 1998 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.25 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, dated March 17, 1999 (Incorporated by reference to the specified exhibit in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.26 Employment Agreement, by and between Shuffle Master,
                        Inc. and Mark Lipparelli, dated April 30, 2001 (confidential treatment requested as to portions) (Incorporated by reference to exhibit 10.26 in the Company's Report on Form 10Q for the quarter ended April 30, 2001).
                  10.27 Amendment to the Shuffle Master, Inc. 1993 Stock Option
                        Plan, approved by the shareholders on March 22, 2001, (Incorporated by reference to the exhibit 10.8 in the Registrant's Registration Statement on Form S-8, Registration No. 333-39060).
                  10.29 Executive Employment Agreement, by and between Shuffle
                        Master, Inc. and Joseph J. Lahti, dated September 1, 2001 (confidential treatment requested as to portions).
                  10.30 Amendment to Shuffle Master, Inc. Outside Directors'
                        Option Plan dated October 24, 1997.
                  10.31 Amendment to Shuffle Master, Inc. Outside Directors'
                        Option Plan dated March 28, 2001.
                  10.32 Shuffle Master, Inc. Restated Outside Directors' Option
                        Plan dated January 24, 2002.
                  23.1  Independent Auditors' Consent.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of the year ended October 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SHUFFLE MASTER, INC.


      Dated:   January 29, 2002          By: /s/ Mark L. Yoseloff
                                             -----------------------------------
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   Signature                    Title                 Date
                   ---------                    -----                 ----

      /s/ Joseph J. Lahti             Chairman of the Board     January 29, 2002
      ----------------------------
      Joseph J. Lahti

      /s/ Mark L. Yoseloff            Chief Executive Officer   January 29, 2002
      ----------------------------
      Mark L. Yoseloff

      /s/ Mark A. Lipparelli          President                 January 29, 2002
      ----------------------------
      Mark A. Lipparelli

      /s/ Gary W. Griffin             Chief Financial Officer   January 29, 2002
      ----------------------------
      Gary W. Griffin

      /s/ Gerald W. Koslow            Corporate Controller      January 29, 2002
      ----------------------------
      Gerald W. Koslow

      /s/ Patrick R. Cruzen           Director                  January 29, 2002
      ----------------------------
      Patrick R. Cruzen

      /s/ Howard P. Liszt             Director                  January 29, 2002
      ----------------------------
      Howard P. Liszt

      /s/ Kenneth J. Robson           Director                  January 29, 2002
      ----------------------------
      Kenneth J. Robson

      /s/ Thomas A. Sutton            Director                  January 29, 2002
      ----------------------------
      Thomas A. Sutton