Form 10-Q
period 2002-01-31
SHUFFLE MASTER INC
filed 2002-03-18
CIK 718789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


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

                               Yes _X_      No ___

As of March 8, 2002, there were 17,781,181 shares of the Company's $.01 par value common stock outstanding.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  (unaudited)
                                                                  JANUARY 31,     OCTOBER 31,
(IN THOUSANDS)                                                       2002            2001
                                                                 ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $      6,045    $      3,082
    Investments                                                        15,670          15,621
    Accounts receivable, net                                            5,293           5,419
    Current portion of note receivable from related party                  49              60
    Inventories                                                         5,919           6,210
    Deferred income taxes                                                 372             323
    Other current assets                                                  632             408
                                                                 ------------    ------------
        Total current assets                                           33,980          31,123

SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE, NET                    8,312           8,646

PROPERTY AND EQUIPMENT, NET                                             2,324           2,367

INTANGIBLE ASSETS, NET                                                  5,224           5,487

GOODWILL                                                                3,258           3,258

NON-CURRENT DEFERRED INCOME TAXES                                       1,189             984

LONG-TERM NOTE RECEIVABLE FROM RELATED PARTY                              373             441

OTHER ASSETS                                                              234              93
                                                                 ------------    ------------
TOTAL ASSETS                                                     $     54,894    $     52,399
                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $      5,815    $      5,681
     Accrued liabilities                                                1,721           2,424
     Current portion of long-term obligation to related party              --              97
     Customer deposits and unearned revenue                             1,835           2,120
     Income taxes payable                                               1,910           1,511
                                                                 ------------    ------------
        TOTAL CURRENT LIABILITIES                                      11,281          11,833

CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 67,500 shares authorized;
         17,760 and 17,609 shares issued and outstanding                  178             176
     Additional paid-in capital                                         6,709           6,211
     Retained earnings                                                 36,726          34,179
                                                                 ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                                     43,613          40,566
                                                                 ------------    ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $     54,894    $     52,399
                                                                 ============    ============


            See notes to unaudited consolidated financial statements

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     QUARTER ENDED
                                                              JANUARY 31,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
REVENUE:
    Shuffler lease                                   $      3,983    $      3,974
    Shuffler sales and service                              2,034           2,961
    Table games                                             4,104           3,515
    Slot products                                           1,763             529
    Other                                                      34             238
                                                     ------------    ------------
       TOTAL REVENUE                                       11,918          11,217
                                                     ------------    ------------

COSTS AND EXPENSES:
    Cost of products                                        3,090           3,141
    Selling, general and administrative                     3,361           2,890
    Research and development                                1,781           1,365
                                                     ------------    ------------
       TOTAL COSTS AND EXPENSES                             8,232           7,396
                                                     ------------    ------------
Income from operations                                      3,686           3,821

Interest income, net                                          202             125
                                                     ------------    ------------
Income before income taxes                                  3,888           3,946

Provision for income taxes                                  1,341           1,400
                                                     ------------    ------------
NET INCOME                                           $      2,547    $      2,546
                                                     ============    ============

EARNINGS PER COMMON SHARE, BASIC                     $        .14    $        .15
                                                     ============    ============

EARNINGS PER COMMON SHARE, ASSUMING DILUTION         $        .14    $        .14
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, BASIC                      17,691          16,451
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES, ASSUMING DILUTION          18,478          17,985
                                                     ============    ============


            See notes to unaudited consolidated financial statements

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         QUARTER ENDED
                                                                          JANUARY 31,
                                                                 -----------------------------
(IN THOUSANDS)                                                       2002             2001
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $      2,547     $      2,546
     ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
          Depreciation and amortization                                 1,800            1,320
          Provision for bad debts                                          13               --
          Provision for inventory obsolescence                            150              200
          Deferred income taxes                                            --               --
          Stock options issued for services                              (254)              92
     CHANGES IN OPERATING ASSETS AND LIABILITIES
          Accounts and note receivable                                    124              316
          Inventories                                                     141             (502)
          Other current assets                                           (224)          (1,107)
          Accounts payable and accrued liabilities                     (1,060)          (1,215)
          Customer deposits and unearned revenue                         (285)              19
          Income taxes payable                                            399              966
                                                                 ------------     ------------
          Net cash provided by operating activities                     3,351            2,635
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                          (4,458)          (4,720)
     Proceeds from the sales and maturities of investments              4,409            1,325
     Payments for products leased and held for lease                     (408)            (536)
     Purchases of property and equipment                                 (160)            (128)
     Purchases of intangible assets                                       (98)            (165)
     Other                                                                (81)              --
                                                                 ------------     ------------
          Net cash used by investing activities                          (796)          (4,224)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchase of common stock                                          (179)            (614)
     Proceeds from issuance of common stock                               637            1,821
     Payments on long-term obligation to related party                    (50)             (93)
                                                                 ------------     ------------
          Net cash provided by financing activities                       408            1,114
                                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2,963             (475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,082            2,810
                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      6,045     $      2,335
                                                                 ============     ============
NON-CASH TRANSACTION:
     Payment of obligation to related party with common stock    $         47     $         47
                                                                 ============     ============
     Purchase of video equipment on extended terms               $        486     $         --
                                                                 ============     ============
CASH PAID FOR:
     Income taxes                                                $      1,131     $        392
                                                                 ============     ============
     Interest                                                    $         --     $          7
                                                                 ============     ============


            See notes to unaudited consolidated financial statements

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS:

     The financial statements as of January 31, 2002, and for the quarter ended January 31, 2002 and 2001, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. The results of operations for the quarter ended January 31, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002. These interim statements should be read in conjunction with the Company's October 31, 2001, financial statements and notes thereto included in its Form 10-K.

     The Company has realigned the reporting of its operating segments to reflect a change in the chief decision maker's focus toward the increase in business activity related to the development, manufacture and marketing of slot products, including the Company's new operating system. Previously, the segments were gaming equipment, which included shuffler products, and gaming products, which included table games, slot games and operating system activities. Certain items of prior year revenue, expenses, assets and capital expenditures have been reclassified to follow the current internal reporting practice, which includes recording transactions identifiable with the Company's new segments. These reclassifications had no effect on the operating results for the quarter ended January 31, 2001.

2.   INVENTORIES:

                                           JANUARY 31,     OCTOBER 31,
     DESCRIPTION                              2002            2001
     ---------------------------------    ------------    ------------
     (In thousands)

     Raw materials and component parts    $      4,244    $      4,260
     Work-in-progress                              412             527
     Finished goods                              1,263           1,423
                                          ------------    ------------
                                          $      5,919    $      6,210
                                          ============    ============

3.   SYSTEMS AND EQUIPMENT LEASED AND HELD FOR LEASE:

                                           JANUARY 31,     OCTOBER 31,
     DESCRIPTION                              2002            2001
     ---------------------------------    ------------    ------------
     (In thousands)

     Shufflers                            $      9,089    $      8,765
     Table game equipment                        2,400           2,379
     Slot game equipment                         6,619           6,225
                                          ------------    ------------
                                                18,108          17,369
     Less: Accumulated depreciation             (9,796)         (8,723)
                                          ------------    ------------
                                          $      8,312    $      8,646
                                          ============    ============

4.   INTANGIBLE ASSETS AND GOODWILL:

     On November 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are tested for impairment at least annually.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     Additionally, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet. SFAS 142 also requires the completion of a transitional impairment test within six months of the date of adoption. The Company has completed its initial assessment of impairment at the end of the first fiscal quarter of 2002.

     In conjunction with adopting SFAS 142, the Company also reassessed its previously recognized identifiable intangible assets and determined that their useful lives and their classifications were appropriate. Goodwill acquired relates to the acquisition of the QuickDraw(TM) shuffler product line in April 2001 and is an asset of the shuffler operating segment. Recorded amortization expense for the quarter ended January 31, 2002 and 2001 totaled $361,000 and $328,000, respectively.

     The following presents information on the Company's intangible assets:

                                                    JANUARY 31,     OCTOBER 31,
     DESCRIPTION                                       2002            2001
     -------------------------------------------   ------------    ------------
     (In thousands)

     INTANGIBLE ASSETS
        Purchased table games                      $      3,400    $      3,400
        Purchased slot games                              3,370           3,370
        Patents and licenses                              2,571           2,510
                                                   ------------    ------------
                                                          9,341           9,280
        Less accumulated amortization                    (4,117)         (3,793)
                                                   ------------    ------------
        Net carrying amount                        $      5,224    $      5,487
                                                   ============    ============

     GOODWILL
        Goodwill acquired                          $      3,370    $      3,370
        Less accumulated amortization
             recorded prior to adopting SFAS 142           (112)           (112)
                                                   ------------    ------------
        Net carrying amount                        $      3,258    $      3,258
                                                   ============    ============

5.   COMMON STOCK:

     In the first quarter of fiscal 2002, the Company repurchased 15,000 shares in exchange for stock options exercised at a total cost of $179,000, compared to 52,500 shares repurchased at a total cost of $614,000 in the first quarter of fiscal 2001.

     As of January 31, 2002, the amount remaining for share repurchases under the most recent board authorization was $1,410,000.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6.   EARNINGS PER SHARE:

     The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

     QUARTER ENDED JANUARY 31,                         2002            2001
     --------------------------------------------  ------------    ------------
     (In thousands, except for per share amounts)

     NET INCOME                                    $      2,547    $      2,546
                                                   ============    ============

     BASIC:
     Weighted average shares outstanding                 17,691          16,403
     Shares to be issued under asset purchase                --              48
                                                   ------------    ------------
     Weighted average common shares, basic               17,691          16,451
                                                   ============    ============

     ASSUMING DILUTION:
     Weighted average common shares, basic               17,691          16,451
     Dilutive impact of options and warrants
        outstanding                                         787           1,534
                                                   ------------    ------------
     Weighted average common shares, assuming
        dilution                                         18,478          17,985
                                                   ============    ============

     EARNINGS PER SHARE, BASIC                     $        .14    $        .15
                                                   ============    ============

     EARNINGS PER SHARE, ASSUMING DILUTION         $        .14    $        .14
                                                   ============    ============

     Share and per share amounts for the quarter ended January 31, 2002 and 2001 reflect the three-for-two stock split of the Company's common stock as of June 18, 2001.

7.   RECENTLY ADOPTED ACCOUNTING STANDARDS:

     In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. The adoption of SFAS 141 on November 1, 2001 and did not have an impact on the Company's consolidated financial statements.

     Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which was effective and adopted by the Company on November 1, 2001. SFAS 142 requires, among other things, the discontinuation of goodwill amortization. Additionally, the statement includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company completed its transitional impairment test by the end of the first fiscal quarter.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective and adopted by the Company on January 1, 2002. SFAS 144 requires that long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets that are to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of current fair value or

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

     fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. The adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial statements.

8.   OPERATING SEGMENT REPORTING:

     The Company now operates in three operating segments: shufflers, table games and slot products. The shuffler segment includes the development, acquisition, manufacture, marketing, installation and servicing of the Company's proprietary shuffler product line. The table games segment includes the design, acquisition, marketing, installation and servicing of the Company's line of proprietary table games. The slot products segment includes the design, acquisition, development, programming, marketing, installation, and servicing of Company developed and cooperatively developed slot games and retrofit kits, as well as the Company's proprietary operating system. Financial information related to these segments is evaluated regularly by the Company's chief operating decision maker, the Chief Executive Officer, with the exception of operating income by segment. For purposes of computing operating income by segment, the Company allocates certain operating expenses that are not directly incurred by any operating segment. The Company allocates these costs using an activity based allocation methodology and other direct measurements of operating activity.

                                              QUARTER ENDED,
                                               JANUARY 31,
                                      -----------------------------
     (in thousands)                        2002             2001
                                      ------------     ------------

     REVENUE
          Shufflers                   $      6,017     $      6,935
          Table games                        4,104            3,515
          Slot products                      1,763              529
          Corporate                             34              238
                                      ------------     ------------
                                            11,918           11,217
                                      ============     ============

     OPERATING INCOME
          Shufflers                          3,048            3,860
          Table games                        3,430            2,919
          Slot products                       (775)          (1,207)
          Corporate                         (2,017)          (1,751)
                                      ------------     ------------
                                             3,686            3,821
                                      ============     ============

     DEPRECIATION AND AMORTIZATION
          Shufflers                            565              485
          Table games                          162              179
          Slot products                        862              423
          Corporate                            211              233
                                      ------------     ------------
                                             1,800            1,320
                                      ============     ============

     CAPITAL EXPENDITURES
          Shufflers                            386               --
          Table games                           17               86
          Slot products                        589              624
          Corporate                            160              119
                                      ------------     ------------
                                      $      1,152     $        829
                                      ============     ============

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SHUFFLE MASTER, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                 AS OF JANUARY 31,
                           ----------------------------
                               2002             2001
                           ------------    ------------
     ASSETS
          Shufflers        $     13,520    $     14,039
          Table games             5,505           5,665
          Slot products           8,981           9,317
          Corporate              26,888          23,379
                           ------------    ------------
                           $     54,894    $     52,399
                           ============    ============

9.   CONTINGENCIES:

     On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation ("IGCA"). The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph J. Lahti, the Company's former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA's claims and believes it will prevail in the lawsuit.

     In the ordinary course of conducting its business, the Company has and may be involved in litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth selected financial percentages derived from the Company's unaudited Consolidated Statements of Income:

REVENUE:
                                                 QUARTER ENDED
                                                  JANUARY 31,
                                             ---------------------
                                               2002         2001
                                             --------     --------
Revenue                                         100.0%       100.0%
Cost of products                                 25.9         28.0
                                             --------     --------
Gross margin                                     74.1         72.0
                                             --------     --------
Selling, general and administrative              28.2         25.7
Research and development                         15.0         12.2
                                             --------     --------
Income from operations                           30.9         34.1
Interest income, net                              1.7          1.1
                                             --------     --------
Income before income taxes                       32.6         35.2
Provision for income taxes                       11.2         12.5
                                             --------     --------
   Net income                                    21.4%        22.7%
                                             ========     ========

The following table summarizes segment revenue as a percentage of sales for the quarters ended January 31, 2002 and 2001.

                                                 QUARTER ENDED
                                                  JANUARY 31,
                                             ---------------------
                                               2002         2001
                                             --------     --------
REVENUE BY SEGMENT
Shufflers                                        50.5%        61.8%
Table games                                      34.4         31.3
Slot products                                    14.8          4.7
Other                                             0.3          2.2
                                             --------     --------
      Total                                     100.0%       100.0%
                                             ========     ========

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables summarize shufflers sold, shufflers under lease, and table games and slot games installed at January 31, 2002 and 2001:

                                                     AS OF JANUARY 31,
                                               ----------------------------
                                                   2002            2001
                                               ------------    ------------
SHUFFLERS SOLD
     Single deck shufflers                               90             132
     Multi-deck shufflers                                72             140
                                               ------------    ------------
          Total                                         162             272
                                               ============    ============

SHUFFLERS UNDER LEASE
     Single deck shufflers                            1,946           1,854
     Multi-deck shufflers                             1,175           1,245
                                               ------------    ------------
          Total                                       3,121           3,099
                                               ============    ============

TABLE GAMES INSTALLED
     Three Card Poker(R)                                624             353
     Let It Ride Bonus(R)                               535             505
     Let It Ride(R)Basic                                131             184
     Other                                               15              26
                                               ------------    ------------
          Total                                       1,305           1,068
                                               ============    ============

SLOT GAMES INSTALLED
     Cooperative slot games                             565             207
     Company slot games                                 250             301
                                               ------------    ------------
          Total                                         815             508
                                               ============    ============

Revenue for the first fiscal quarter ended January 31, 2002 was $11,918,000, an increase of $702,000, or 6.3%, from the same period last year. Shuffler sales and service revenue decreased by $927,000 to $2,034,000 in the current fiscal year first quarter, compared to $2,961,000 in the first fiscal quarter last year. Current quarter shuffler sales were 162 units at an average price of $10,280, while sales in the first quarter of the prior fiscal year were 272 units at an average price of $9,790. Average unit sales prices increased 5.0% due to a shift in the mix of shuffler sales toward higher priced ACE(R) shufflers in the current fiscal year first quarter. Shuffler lease revenue increased by $9,000, or 0.2%, to $3,983,000 in the current fiscal year first quarter. The shuffler installed lease base was 3,121 at January 31, 2002, compared to 3,099 at January 31, 2001 and 3,075 at October 31, 2001. The 46 unit increase in the installed lease base during the first quarter of fiscal 2002 was attributable to the net placement of 17 ACE(R), 12 King(TM), 15 multi-deck shufflers and 10 QuickDraw(R) shufflers, offset by the net removal of 8 single deck BG shufflers. In the current fiscal year first quarter, sales of units converted from lease totaled 38 units, compared to 172 leased units converted to sales in the prior fiscal year first quarter.

Revenue from table games was $4,104,000, an increase of $589,000, or 16.8%, from the first fiscal quarter last year. This increase was primarily due to the net placement of Three Card Poker(R) tables. There were 624 Three Card Poker(R) installed tables at January 31, 2002, compared to 353 installed tables at January 31, 2001 and 570 installed tables at October 31, 2001. Additionally, the installed base of Let It Ride Bonus(R) tables was 535 installed Bonus tables at January 31, 2002, compared to 505 installed Bonus tables at January 31, 2001 and 535 installed Bonus tables at October 31, 2001. Let It Ride(R) table revenue also includes revenue from the Let It Ride(R) basic game. Revenue from both games is generated from monthly fixed fees, with the prices of the Bonus game significantly higher than those of the basic game. There were 131 installed basic tables at January 31, 2002, compared to 184 installed basic tables at January 31, 2001, and 143 installed basic tables at October 31, 2001. The decrease in installed basic tables from January 31, 2001 was primarily due to conversions from the basic game to the Bonus game.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Slot revenue increased by $1,234,000, or 233.0%, to $1,763,000 in the current fiscal year first quarter from $529,000 in the prior fiscal year first quarter. The installed lease base was 815 units as of January 31, 2002, compared to 508 units as of January 31, 2001 and 720 units as of October 31, 2001. The increase in the installed slot base from the prior fiscal year first quarter was due to the placement of cooperative The Three Stooges(R) and Let's Make A Deal(R) slot games under the Company's fiscal 2000 agreements with International Game Technology (IGT). Accordingly, recurring slot game lease revenue increased by $1,255,000 to $1,756,000 in the current fiscal year first quarter, compared to $501,000 in the prior fiscal year first quarter. The Company's recorded slot revenue included $215,000 in revenue related to the Company's fiscal 2000 slot game agreements with IGT.

Other revenue decreased to $34,000 in the current fiscal year first quarter from $238,000 in the prior fiscal year first quarter due to the termination of the Company's joint marketing agreement with TCS America, Inc. in January 2001.

GROSS MARGIN:

Gross margin was 74.1% in the current fiscal year first quarter, compared to 72.0% in the prior fiscal year first quarter. This increase in gross margin percentage was primarily due to service, installation and indirect production costs, which, expressed as a percentage of sales, decreased to 11.9% in the current fiscal year first quarter from 14.8% in the prior fiscal year first quarter. Additionally, this increased gross margin percentage reflects the recording in the current fiscal year first quarter of $215,000 in revenue pursuant to the Company's fiscal 2000 slot game agreements with IGT.

OPERATING EXPENSES:

Selling, general and administrative expenses increased by $471,000, or 16.3%, to $3,361,000 in the current fiscal year first quarter. These expenses increased in the current fiscal year first quarter primarily due to the reclassification of the costs of customer training and game product management activities out of cost of products and research and development expenses. These reclassifications increased selling, general and administrative expenses by approximately $240,000. Additionally, general and administrative expenses for the Company's Australian operations, acquired in April 2001, were approximately $200,000 in the current fiscal year first quarter.

Research and development expenses increased by $416,000, or 30.5%, over the prior fiscal year fiscal first quarter to $1,781,000. This increase resulted from activities in support of new game and slot operating system development, including $337,000 in development expenses incurred under the Company's fiscal 2000 slot game agreements with IGT.

INTEREST INCOME, NET:

Interest income, net, was $202,000 in the current fiscal year first quarter, compared to $125,000 in the prior fiscal year first quarter. Cash and investments increased to $21,715,000 at January 31, 2002 from $9,935,000 at January 31, 2001. This increase in interest-bearing cash and investments was due primarily to the Company increasing its operating profits in fiscal 2001 and receiving $9,247,000 in proceeds from the issuance of stock through the exercise of employee and director common stock options during fiscal 2001, offset by the repurchase of 690,000 shares of the Company's common stock for $8,571,000.

INCOME TAXES:

The Company recorded income tax expense at an effective rate of 34.5% for the current fiscal year first quarter, compared to the tax provision of 35.5% for the first quarter of fiscal 2001. This decrease reflects a shift of the Company's taxable income to more favorable tax jurisdictions and the tax benefit received on foreign sales activities.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS PER SHARE:

The Company earned $.14 per share, assuming dilution, for the current fiscal year first quarter, unchanged from the $.14 per share, assuming dilution, in the first quarter of the prior fiscal year. Weighted average shares outstanding, assuming dilution, increased to 18,478,000 from 17,985,000 in the first fiscal quarter of fiscal 2002, due to the exercise of 1,935,000 stock options, offset by the repurchase of 690,000 shares, during fiscal year 2001. Additionally, the dilutive impact of common stock options outstanding on earnings per share decreased by 748,000 shares to 787,000 shares during the quarter ended January 31, 2002, from 1,535,000 shares during the quarter ended January 31, 2001. The decrease in dilutive effects is a result of the exercise of 1,935,000 common stock options during fiscal 2001, which decreased the number and dilutive impact of common stock options that could be exercised. Per share and shares outstanding amounts for current year and prior year fiscal quarters reflect the two three-for-two stock split in June 2001.

                          CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related to, among others: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence, impairment and costing methods; and credit losses. The Company's management bases its estimates on historical experience and expectations of the future. Future actual results will likely differ from these estimates.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements:

REVENUE RECOGNITION:

The Company recognizes revenue when it secures a signed customer contract or purchase order that states a fixed and determinable price, the collectablity of the revenue is assured, and the goods or services have been delivered or rendered. Product sales are recorded upon shipment and lease, license, and royalty revenue is recognized upon the completed installation of the product. Revenue on service contracts is recognized on a straight-line basis over the life of the contract.

The Company records a significant portion of its revenue from slot games under revenue participation agreements with casinos. As participation revenue amounts are not known until the following month, the Company accrues unbilled revenue by estimating such revenue by reference to prior cash receipts and periodic game performance data. Actual billings may differ from accruals due to variations in game play, down time, and slot game installations or removals. Such variations are adjusted in the subsequent period when actual billing is determined. The Company monthly reviews and adjusts its accrual rates.

LONG-LIVED AND INTANGIBLE ASSETS:

The Company has a significant investment in long-lived leased assets and property, plant and equipment. Additionally, the Company has acquired significant patents, licenses, games, goodwill and other intellectual property. The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its tangible and intangible assets based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses the commercial viability of these assets periodically.

INVENTORY OBSOLESCENCE, IMPAIRMENT AND COSTING METHODS:

The Company values its inventory at the lower of cost or market and estimates a reserve for obsolescence or impairment. Significant adverse changes in demand for the Company's products or supply of raw materials could affect the valuation of inventory and could result in actual obsolescence or impairment charges that differ from estimates. Additionally, such changes in product demand could require changes to the Company's production schedule and thereby reduce the amount of manufacturing labor and overhead absorbed into product cost, adversely affecting operating results. The Company reviews for the obsolescence and impairment of inventory quarterly and the production schedule and manufacturing costs periodically.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR CREDIT LOSSES:

The Company maintains a provision for estimated credit losses based on historical experience and specific customer collection issues. Any unforeseen change in customer liquidity or financial condition could adversely affect the collectability of that account and the Company's operating results. The Company has established credit policies and procedures for reserving or writing off specific customer accounts. The Company closely monitors delinquent accounts and monthly evaluates the need to change the allowance for bad debts.


                         LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL:

As of January 31, 2002, the Company had cash, cash equivalents and investments totaling $21,715,000, compared to $18,703,000 at October 31, 2001. The current ratio increased to 3.0 from 2.6 at October 31, 2001, while working capital increased by $3,409,000 to $22,699,000 at January 31, 2002 from $19,290,000 at
October 31, 2001. The increase in cash, working capital, and the current ratio at January 31, 2002 is primarily the result of the Company's increased operating profits during the current fiscal year first quarter and receipt of proceeds from the issuance of common stock from employee and director stock options exercised during the same period.

CASH FLOWS:

Cash provided by operations totaled $3,351,000 in the current fiscal year first quarter, compared to cash provided by operations of $2,635,000 in the first quarter of the prior fiscal year. Significant items in cash flows from operating activities in the current period included net income of $2,547,000 and non-cash charges for depreciation and amortization as well as for provisions for bad debts, inventory obsolescence, and deferred taxes, all of which totaled $1,709,000, compared to net income of $2,546,000 and non-cash charges of $1,520,000 in the first quarter of the prior fiscal year.

Significant uses and sources of cash flow from operating activities in the current fiscal year quarter included a decrease in accounts receivable, inventory and accrued expenses of $124,000, $141,000, and $1,060,000, respectively, primarily due to the collection of receivables, the installation of slot game equipment (and the transfer of such equipment from finished goods equipment to leased equipment), and the payment of performance-based incentive compensation in December 2001, respectively. The amount owed to IGT under the Company's fiscal 2000 slot games is included in accounts payable and increased by $65,000 to $4,649,000 in the current fiscal year first quarter.

Investing activities in the current fiscal year first quarter included the purchase of $894,000 in shufflers, table games, and slot games leased to customers. Financing activities during the first quarter of the current fiscal year included the repurchase of 15,000 shares of common stock using cash of $179,000 and the issuance of 153,000 shares of common stock for $637,000 pursuant to stock options exercised by employees and directors under the Company's stock option plans.

CAPITAL RESOURCES:

The Company believes its existing cash, investments and cash provided by operations will be sufficient to finance the Company's current operations and new product development for the foreseeable future. Additionally, the Company maintains a $15,000,000 revolving credit agreement with U.S. Bank, N.A. to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases. The credit agreement matures in October 2003. The Company did not have any long-term debt or capital lease obligations as of January 31, 2002.

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements. Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company's existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; changes in the Company's business systems or in technologies affecting the Company's products or operations; current and/or unanticipated future litigation; regulatory and jurisdictional issues (e.g., delays in obtaining necessary approvals, or changes in a jurisdiction's regulatory scheme) involving the Company or its products specifically, and the gaming industry in general; general and casino industry economic conditions; and the financial health of the Company's casino and distributor customers both nationally and internationally. Additional information on these and other risk factors that could potentially affect the Company's financial results may be found in documents filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2002, the Company had approximately $15.7 million in investments. The investments are primarily in fixed income and investment grade securities. The Company's investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with its portfolio is interest rate risk.

Assuming interest rates were to change by 100 basis points, the net hypothetical change in fair value of financial instruments (and correspondingly in shareholders' equity) is estimated to be $65,000 after tax (0.15% of total shareholders' equity). The Company believes that such a change in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

The effect of interest rate risk on the potential near-term net income, cash flow and fair value was determined based on interest rate sensitivity analyses. The models project the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate 1% increase in interest rates. Because duration is estimated, rather than a known quantity, for certain securities and because other market factors may impact security valuations, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

As of January 31, 2002, the Company had no borrowings outstanding under its revolving credit agreement.

PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 5, 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation ("IGCA"). The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph J. Lahti, the Company's former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies IGCA's claims and believes it will prevail in the lawsuit.

In the ordinary course of conducting its business, the Company has and may become involved in litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 5. OTHER INFORMATION

The Company's Proxy Statement, dated February 11, 2002, which was first distributed to the Company's shareholders and which was filed with the Securities and Exchange Commission on that same date, mistakenly reported that, in November 2001, the Board of Directors made a discretionary grant under the Company's directors' option plan, to each of its outside directors, of options to purchase 11,250 shares of the Company's common stock. In fact, the Company's outside directors had not been granted any options since March 2001. Recently, upon their re-election at the 2002 annual meeting of the Company's shareholders held on March 13, 2002, each of the Company's outside directors was granted options to purchase 10,000 shares of the Company's common stock at an exercise price of $18.68 per share, which was the closing price on that day.

Additionally, the Company mistakenly reported in the same Proxy Statement and in its Form 10K for the year ended October 31, 2001, that the Company's chairman, Mark L. Yoseloff, repaid his note and accrued interest on July 12, 2001. In fact, the correct date for this repayment was July 2, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a). Exhibits: None

         b). Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date:  March 18, 2002


/s/ Mark L. Yoseloff
----------------------------------------
Mark L. Yoseloff
Chairman and Chief Executive Officer


/s/ Gerald W. Koslow
----------------------------------------
Gerald W. Koslow
Chief Financial Officer
(Principal Accounting Officer)