Form 10-Q
period 2002-04-30
SHUFFLE MASTER INC
filed 2002-06-14
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended April 30, 2002

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the transition period from                     to

Commission file number:  0-20820

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or Other Jurisdiction	(IRS Employer Identification No.)
Of Incorporation or Organization)

1106 Palms Airport Drive	89119
Las Vegas, Nevada	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:               (702) 897-7150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

As of May 31, 2002, there were 17,952,240 shares of the Company’s $0.01 par value common stock outstanding.

Part I — Financial Information

Item 1. Financial Statements

Shuffle Master, Inc.

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	April 30, 2002	October 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$1,841	$3,082
Investments	25,071	15,621
Accounts receivable, net	6,070	5,419
Current portion of note receivable from related party	48	60
Inventories	6,095	6,210
Deferred income taxes	405	323
Other current assets	667	408
Total current assets	40,197	31,123
Systems and equipments leased and held for lease, net	7,817	8,646
Property and equipment, net	2,394	2,367
Intangible assets, net	5,191	5,487
Goodwill	3,258	3,258
Non-current deferred income taxes	1,446	984
Long-term note receivable from related party	140	441
Other assets	393	93
Total assets	$60,836	$52,399

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,774	$5,681
Accrued liabilities	1,542	2,424
Obligation to related party	—	97
Customer deposits and unearned revenue	1,804	2,120
Income taxes payable	1,742	1,511
Total current liabilities	11,862	11,833

Contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 67,500 shares authorized; 18,089 and 17,609 shares issued and outstanding	181	176
Additional paid-in capital	8,936	6,211
Retained earnings	39,857	34,179
Total shareholders’ equity	48,974	40,566
Total liabilities and shareholders’ equity	$60,836	$52,399

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001

Revenue:
Shuffler lease	$4,026	$3,978	$8,009	$7,952
Shuffler sales and service	3,430	3,891	5,464	6,852
Table games	4,346	3,703	8,450	7,218
Slot products	1,598	754	3,361	1,283
Other	24	15	58	253
Total revenue	13,424	12,341	25,342	23,558

Costs and expenses:
Cost of products	3,298	3,252	6,388	6,393
Selling, general and administrative	3,831	3,004	7,192	5,894
Research and development	1,631	1,567	3,412	2,932
Total costs and expenses	8,760	7,823	16,992	15,219

Income from operations	4,664	4,518	8,350	8,339
Interest income, net	116	173	318	298
Income before income taxes	4,780	4,691	8,668	8,637
Provision for income taxes	1,649	1,665	2,990	3,065
Net income	$3,131	$3,026	$5,678	$5,572

Earnings per common share, basic	$0.18	$0.18	$0.32	$0.33
Earnings per common share, diluted	$0.17	$0.16	$0.31	$0.31
Weighted average common shares, basic	17,874	16,958	17,781	16,694
Weighted average common shares, diluted	18,722	18,537	18,602	18,236

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,678	$5,572
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,686	2,642
Provision for bad debts	42	50
Provision for inventory obsolescence	405	350
Deferred income taxes	(544)	—
Stock options issued for service	42	92
Changes in operating assets and liabilities
Accounts and note receivable	(681)	(640)
Inventories	(290)	(301)
Other current assets	(259)	(442)
Accounts payable and accrued liabilities	10	(244)
Customer deposits and unearned revenue	(316)	55
Income taxes payable	426	(368)
Net cash provided by operating activities	8,199	6,766

Cash flows from investing activities:
Purchases of investments	(16,095)	(5,583)
Proceeds from sale and maturities of investments	6,645	2,675
Payments for products leased and held for lease	(1,676)	(1,495)
Purchases of property and equipment	(440)	(337)
Purchases of intangible assets	(457)	(278)
Acquisition of business, net of cash acquired	—	(4,015)
Other	(14)	(193)
Net cash used in investing activities	(12,037)	(9,226)

Cash flows from financing activities:
Repurchases of common stock	(179)	(740)
Proceeds from issuances of common stock	2,826	3,427
Payments on obligation to related party	(50)	(191)
Net cash provided by financing activities	2,597	2,496

Net increase (decrease) in cash and cash equivalents	(1,241)	36
Cash and cash equivalents, beginning of period	3,082	2,810
Cash and cash equivalents, end of period	$1,841	$2,846

Non-cash transaction:
Payment of obligation to related party with common stock	$47	$94
Cash paid for:
Income taxes	$3,184	$3,331
Interest	$—	$9

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Notes to Consolidated Financial Statements

1.     Interim Financial Statements

The consolidated financial statements of Shuffle Master, Inc. (the “Company”) as of April 30, 2002, and for the quarter and six months ended April 30, 2002 and 2001, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods.  The results of operations for the six months and quarter ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002.  These interim statements should be read in conjunction with audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

Effective November 1, 2001, the Company realigned the reporting of its operating segments to reflect a change in the chief decision maker’s focus toward the increase in business activity related to the development, manufacture and marketing of slot products, including the Company’s new operating system.  The Company now operates in three reportable segments: Shufflers, Table Games and Slot Products.  Previously, the segments were Gaming Equipment, which included shuffler products, and Gaming Products, which included table games, slot games and operating system activities.  Certain items of prior year revenue, expenses, assets and capital expenditures have been reclassified to conform to current segment reporting.  These reclassifications had no effect on the operating results for all periods presented.

Certain prior period amounts have been reclassified to conform to the fiscal year 2002 presentation.

2.     Inventories

	April 30,	October 31,
Description	2002	2001
(In thousands)

Raw materials and component parts	$3,704	$4,260
Work-in-process	477	527
Finished goods	1,914	1,423
	$6,095	$6,210

3.     Systems and Equipment Leased and Held for Lease, Net

	April 30,	October 31,
Description	2002	2001
(In thousands)

Shufflers	$8,813	$8,765
Table Games	2,405	2,379
Slot Products	7,295	6,225
	18,513	17,369
Less: accumulated depreciation	(10,696)	(8,723)
	$7,817	$8,646

4.     Intangible Assets and Goodwill

On November 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are tested for impairment at least annually.

Additionally, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet.  SFAS No. 142 requires the completion of a transitional impairment test within six months of the date of adoption.  The Company has completed its initial assessment of impairment and determined that recorded goodwill was not impaired.  In conjunction with adopting SFAS No. 142, the Company also reassessed its previously recognized identifiable intangible assets and determined that their useful lives and their classifications were appropriate.

Intangible Assets:  All of the Company’s recorded intangible assets are subject to amortization.  Amortization expense was $391,000 and $329,000 for the quarters ended April 30, 2002 and 2001, respectively, and $752,000 and $657,000 for the six months ended April 30, 2002 and 2001, respectively.  Intangible assets are comprised of the following (in thousands):

	April 30, 2002	October 31, 2001
Purchased table games	$3,400	$3,400
Less: accumulated amortization	(973)	(803)
	2,427	2,597

Patents and licenses	2,969	2,510
Less: accumulated amoritization	(908)	(660)
	2,061	1,850

Purchased slot games	3,370	3,370
Less: accumulated amortization	(2,667)	(2,330)
	703	1,040

Intangible assets, net	5,191	5,487

Goodwill:  Goodwill relates to the acquisition of the QuickDraw® shuffler product line in April 2001 and is an asset of the Shuffles segment.   No amortization of goodwill was recorded during the six months ended April 30, 2001.  Accordingly, the elimination of goodwill amortization would have no pro forma impact on the prior year’s reported net income and earnings per share for the quarter or six months ended April 30, 2001.

5.     Common Stock

On May 22, 2002, the Board of Directors rescinded previous resolutions to repurchase shares of the Company’s common stock and authorized the Company to repurchase up to a maximum of 600,000 of its outstanding shares within specified price limits.  On May 24, 2002, the Board of Directors authorized the Company to repurchase an additional 16,000 of its outstanding shares within specified price limits.  As of May 31, 2002, the Company had repurchased 140,200 shares at an aggregate cost of $2,400,000 under the May 22, 2002, and May 24, 2002, Board resolutions.

For the six month periods ended April 30, 2002 and 2001, the Company repurchased 15,000 and 61,500 shares of common stock at total costs of $179,000 and $740,000, respectively.

6.     Earnings per Share

The following table shows the reconciliation of basic earnings per share to diluted earnings per share:

	Quarter Ended		Six Months Ended
	April 30,		April 30,
(In thousands, except per share amounts)	2002	2001	2002	2001

Net Income	$3,131	$3,026	$5,678	$5,572

Basic:
Weighted average shares outstanding	17,874	16,922	17,781	16,658
Shares to be issued under asset purchase	—	36	—	36
Weighted average common shares, basic	17,874	16,958	17,781	16,694

Assuming dilution:
Weighted average common shares, basic	17,874	16,958	17,781	16,694
Dilutive impact of options outstanding	848	1,579	821	1,542
Weighted average common shares, diluted	18,722	18,537	18,602	18,236

Earnings per share, basic	$0.18	$0.18	$0.32	$0.33
Earnings per share, diluted	$0.17	$0.16	$0.31	$0.31

Share and per share amounts for the quarter and six months ended April 30, 2001 have been restated to reflect the three-for-two stock split of the Company’s common stock as of June 18, 2001.

7.     Recently Adopted Accounting Standards

On November 1, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” and develops a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

8.     Operating Segment Reporting

The Company reports in three operating segments which are determined by products lines: Shufflers, Table Games and Slot Products.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  The Shufflers segment comprises the Company’s proprietary shuffler product line that includes single-deck and multi-deck shufflers.  The Table Games segment comprises the Company’s line of proprietary table games including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic.  The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, as well as the Company’s proprietary operating system.  For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity based allocation methodology and other direct measurements of operating activity.  Corporate assets are comprised primarily of cash and equivalents, investments, property and equipment, and deferred income taxes.

	Quarter Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2002	2001	2002	2001
Revenue:
Shufflers	$7,456	$7,869	$13,473	$14,804
Table Games	4,346	3,703	8,450	7,218
Slot Products	1,598	754	3,361	1,283
Corporate	24	15	58	253
	$13,424	$12,341	$25,342	$23,558
Operating Income:
Shufflers	$4,141	$4,721	$7,189	$8,581
Table Games	3,719	3,097	7,149	6,017
Slot Products	(675)	(1,193)	(1,450)	(2,401)
Corporate	(2,521)	(2,107)	(4,538)	(3,858)
	$4,664	$4,518	$8,350	$8,339
Depreciation and amortization:
Shufflers	$569	$555	$1,134	$1,067
Table Games	158	176	320	356
Slot Products	941	384	1,803	814
Corporate	218	207	429	405
	$1,886	$1,322	$3,686	$2,642
Capital expenditures:
Shufflers	$41	$208	$427	$208
Table Games	12	27	29	113
Slot Products	1,087	828	1,677	1,452
Corporate	280	218	440	337
	$1,420	$1,281	$2,573	$2,110
Assets, end of period:
Shufflers	$13,416	$14,039
Table Games	5,482	5,665
Slot Products	9,533	9,317
Corporate	32,405	23,378
	$60,836	$52,399

9.     Contingencies

In April 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation (“IGCA”).  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies IGCA’s claims and believes it will prevail in the lawsuit.

In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed one of Shuffle Master’s patents, and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to the defendants' counterclaim.

In the ordinary course of conducting its business, the Company has been and may be involved in litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

10.    Related Party Transactions

As of October 31, 2001, the Company had a note receivable from an officer in the amount of $316,936.  The officer repaid the note in full including accrued interest during fiscal year 2002.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(Thousands of Dollars)

The following table sets forth selected financial percentages derived from the Company’s unaudited consolidated financial statements:

	Quarter Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001

Revenue by segment:
Shufflers	55.6%	63.7%	53.2%	62.9%
Table Games	32.4	30.0	33.3	30.6
Slot Products	11.9	6.1	13.3	5.4
Other	0.1	0.2	0.2	1.1
Total revenue	100.0	100.0	100.0	100.0
Cost of products	24.6	26.4	25.2	27.1
Gross margin	75.4	73.6	74.8	72.9
Selling, general and administrative	28.5	24.3	28.4	25.0
Research and development	12.2	12.7	13.5	12.5
Income from operations	34.7	36.6	32.9	35.4
Interest income, net	0.9	1.4	1.3	1.3
Income before income taxes	35.6	38.0	34.2	36.7
Provision for income taxes	12.3	13.5	11.8	13.0
Net income	23.3%	24.5%	22.4%	23.7%

Revenue:

Shufflers segment:

	April 30,		Increase	Percentage
	2002	2001	(Decrease)	Change

Shuffler lease revenue
Quater ended	$4,026	$3,978	$48	1.2%
Six months ended	$8,009	$7,952	$57	0.7%

Shufflers under lease, end of period (units)
Single-deck shufflers	1,919	1,829	90	4.9
Multi-deck shufflers	1,135	1,187	(52)	(4.4)%
Total	3,054	3,016	38	1.3

The increases in shuffler lease revenue for the quarter and six months ended April 30, 2002 compared to the corresponding prior year periods is consistent with the increase in the installed base of shuffler leased units.  During the fiscal year 2002 second quarter, the shuffler installed lease base decreased 67 units to 3,054 at April 30, 2002 compared to 3,121 at January 31, 2002.  This decrease of 67 units reflects the conversion of 135 leased units to sold units, offset by the net placement of 68 additional leased units comprised of the net placement of 50 ACE® and 26 multi-deck shufflers and the net removal of 8 King™ shufflers.

	April 30,		Increase	Percentage
	2002	2001	(Decrease)	Change

Shuffler sales and service revenue
Quarter ended	$3,430	$3,891	$(461)	(11.8)%
Six months ended	$5,464	$6,852	$(1,388)	(20.3)%

Shufflers sold (units)
Quarter ended
Single-deck shufflers	191	226	(35)	(15.5)%
Multi-deck shufflers	131	125	6	4.8%
Total units	322	351	(29)	(8.3)%
Average unit price	$9,485	$10,108	$(623)	(6.2)%
Six months ended
Single-deck shufflers	263	366	(103)	(28.1)%
Multi-deck shufflers	221	257	(36)	(14.0)%
Total units	484	623	(139)	(22.3)%

The second quarters of fiscal years 2002 and 2001 each included significant sales of units converted from leases; 135 and 155 units, respectively.  Additionally, the fiscal year 2002 second quarter included the sale of 22 used back-up units that were not a part of the installed lease base.  On a sequential quarter comparison, shuffler units sold during the fiscal year 2002 second quarter of 322 units reflects an increase of 160 units, or 99%, compared to total shuffler units sold of 162 for the fiscal year 2002 first quarter.  The increase of 160 units sold includes a net increase in of 100 units sold that were converted from leases.  The decrease in average unit price for the fiscal year 2002 second quarter reflects the greater percentage of revenue from lease conversions and back-up unit sales.

Table Games segment:

	April 30,		Increase	Percentage
	2002	2001	(Decrease)	Change

Table games revenue	$4,346	$3,703	$643	17.4%
Quarter ended	$8,450	$7,218	$1,232	17.1%
Six months ended

Table games installed, end of period (units)				62.9%
Three Card Poker®	694	426	268	6.4%
Let It Ride Bonus®	546	513	33	(35.3)%
Let It Ride® basic	119	184	(65)	(37.5)%
Other	15	24	(9	19.8%
Total	1,374	1,147	227	17.4%

The increase in revenue for the quarter and six months ended April 30, 2002 compared to the prior year periods was primarily due to the net placement of Three Card Poker® tables.   Additionally, in April 2002, the Company increased the list price increase for the Three Card Poker® table game by 50%.  The decrease in installed Let It Ride® basic tables was primarily due to conversions from the basic game to the higher priced Let It Ride Bonus® game.  During the second quarter of fiscal year 2002, the table games installed base increased 69 units to 1,374 units at April 30, 2002 from 1,305 units at January 31, 2002.

Slot Products segment:

	April 30,		Increase	Percentage
	2002	2001	(Decrease)	Change

Slot products revenue
Quarter ended	$1,598	$754	$844	111.9%
Six months ended	$3,361	$1,283	$2,078	162.0%

Slot games installed, end of period (units)
Cooperative slot games	549	218	331	151.8%
Company slot games	208	291	(83)	(28.5)%
Total	757	509	248	48.7%

The increase of 248 units in the total installed slot base at April 30, 2002 compared to April 30, 2001 reflects the placement of The Three Stooges®, Honeymooners® and Let’s Make A Deal® cooperative slot games under the Company’s fiscal 2000 slot games agreements with International Game Technology (“IGT”).  During the fiscal year 2002 second quarter, the total installed lease base declined 58 units from 814 at January 31, 2002, reflecting pressure on participation pricing by some casino operators.  Slot products revenue for the six months ended April 30, 2002, includes $215 of revenue recorded in the fiscal year 2002 first quarter related to the Company’s fiscal 2000 slot game agreements with IGT.

Other revenue:

Other revenue decreased to $58 for the six months ended April 30, 2002 compared to $253 for the same period in the prior year due to the termination of the Company’s joint marketing agreement with TCS America, Inc. in January 2001.

Gross Margin:

Gross margin for the fiscal year 2002 second quarter was 75.4% as a percentage of revenue compared to 73.6% for the prior fiscal year second quarter and 74.8% for the six months ended April 30, 2002 compared to 72.9% for the same period in the prior fiscal year.   The increase in gross margin as a percentage of revenue reflects a change in the revenue mix for fiscal 2002, which now includes increased revenue and related gross margin from table games.  In addition, the growth in the Slot Products segment’s revenue has resulted in greater gross margin contribution, including gross margin related to the recording in the fiscal year 2002 first quarter of $215 in revenue pursuant to the Company’s fiscal 2000 slot game agreements with IGT.

Operating Expenses:

Selling, general and administrative expenses (“SG&A”) increased by $827, or 27.5%, to $3,831 for the current fiscal year second quarter and by $1,298, or 22.0%, to $7,192 for the six months ended April 30, 2002 compared to the same periods in the prior fiscal year.  As a percentage of revenue, SG&A for the fiscal year 2002 second quarter increased to 28.5% from 24.3% for the comparable prior year quarter.  These increases are due primarily to the inclusion of SG&A expenses of the Company’s Australian subsidiary, which was acquired in April 2001, and higher legal and health care costs during the quarter and six months ended April 30, 2002.

Research and development expenses increased by $64, or 4.1%, over the prior fiscal year fiscal second quarter to $1,631 and $480, or 16.4%, to $3,412, for the six months ended April 30, 2002.  These increases resulted from activities in support of new game and slot operating system development, including $419 for the six month period in development expenses incurred under the Company’s fiscal 2000 slot game agreements with IGT.

Interest Income, net:

Interest income, net, was $116 for the second quarter of fiscal year 2002 compared to $173 for the second quarter of the prior fiscal year.  Cash and investments increased to $26,912 at April 30, 2002 from $10,067 at April 30, 2001. This increase in interest-bearing cash and investments was due primarily to cash flow from operations offset partially by capital expenditures for property, equipment and intangible assets.   The decrease in interest income reflects lower average interest rates earned on cash and investment balances.

Income Taxes:

The Company recorded income tax expense at an effective rate of 34.5% for the quarter and six months ended April 30, 2002, compared to the tax provision of 35.5% in both of the comparable prior year periods. This decrease reflects a shift of the Company’s taxable income to more favorable tax jurisdictions and the tax benefit received on foreign sales activities.

Earnings per Share:

The Company earned $0.17 per share, assuming dilution, for the fiscal year 2002 second quarter, compared to $0.16 per share, assuming dilution, for the second quarter of the prior fiscal year.  Weighted average shares outstanding, assuming dilution, increased to 18,722,000 for the fiscal year 2002 second quarter from 18,538,000 for the second quarter of fiscal year 2001.  The increase in diluted weighted average shares outstanding reflects the exercise of 1,494,000 stock options, offset by the repurchase of 641,000 shares during the twelve month period ended April 30, 2002.  Additionally, the dilutive impact of common stock options outstanding on weighted average shares decreased by 748,000 shares to 848,000 shares for the quarter ended April 30, 2002, from 1,580,000 shares for the quarter ended April 30, 2001.  The decrease in the dilutive effect is a result of the exercise of stock options during the twelve months ended April 30, 2002, which decreased the number and dilutive impact of common stock options that could be exercised.  Per share and shares outstanding amounts for all periods presented reflect the two three-for-two stock split in June 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.  Management periodically evaluates its policies, estimates and assumptions related thereto, among others: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; and contingencies.  The Company’s management bases its estimates on historical experience and expectations of the future.  Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

Management believes that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements.

Revenue Recognition:

The Company recognizes revenue when it secures a signed customer contract or purchase order that states a fixed or determinable price, the collectability of the revenue is reasonably assured, and the goods or services have been delivered or rendered.  Product sales are generally recorded upon shipment and lease, license, and royalty revenue is recognized upon the completed installation of the product.  Revenue on service contracts is recognized on a straight-line basis over the life of the contract.

The Slot Products segment derives a significant portion of its revenue from slot games under revenue participation agreements with casinos. The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data.  Actual billings may differ from estimates due to variations in game play and down time.  Such variations are adjusted in the subsequent period when actual billing is determined.  The Company monthly reviews and adjusts its accrual rates.

Long-lived and Intangible Assets:

The Company has a significant investment in long-lived leased assets and property and equipment.  Additionally, the Company has acquired significant patents, licenses, games, goodwill and other intellectual property. The Company evaluates the recoverability of long-lived and intangible assets by comparing the carrying value of asset groups to related estimates of undiscounted future cash flows.  An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.  The Company estimates useful lives for its tangible and intangible assets based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.  Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.  The Company reviews the recoverability of its long-lived asset balances and the related estimates of useful lives at least annually.

Inventory Obsolescence and Costing Methods:

The Company values its inventory at the lower of cost or market and estimates a provision for obsolescence based on assumptions about the future demand for the Company’s products and market conditions.  If future demand and market conditions are less favorable than management’s assumptions, additional provisions for obsolete inventory could be required.  Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

Provision for Bad Debts:

The Company maintains a provision for bad debts for estimated credit losses that result from the inability of its customers to make required payments.  The provision for bad debts is estimated based on historical experience and specific customer collection issues.  Changes in the financial condition of the Company’s customers could result in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to operating results.  The Company has established credit policies and procedures for reserving or writing off specific customer accounts.  The Company closely monitors delinquent accounts and monthly evaluates the need to change the allowance for bad debts.

Contingencies:

The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable.  If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

LIQUIDITY AND CAPITAL RESOURCES

(Thousands of Dollars)

Working Capital:

As of April 30, 2002, the Company had cash, cash equivalents and investments totaling $26,912 compared to $18,703 at October 31, 2001.  The current ratio increased to 3.4 at April 30, 2002 from 2.6 at October 31, 2001, while working capital increased by $9,045 to $28,335 at April 30, 2002 from $19,290 at October 31, 2001.  The increase in cash, working capital, and the current ratio at April 30, 2002 is primarily the result of the Company’s increased operating profits during the six months ended April 30, 2002 and receipt of proceeds from the issuance of common stock from employee and director stock options exercised during the same period.

Cash Flows:

Cash provided by operations totaled $8,199 for the six months ended April 30, 2002, compared to cash provided by operations of $6,766 for the comparable prior fiscal year period.  Significant items in cash flows from operating activities in the current six month period included net income of $5,677 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $3,589, compared to net income of $5,572 and non-cash charges of $3,042 for prior year period.  Changes in operating assets and liabilities included an increase in accounts receivable and inventories totaling $971 reflecting the higher business volume in the second fiscal quarter of 2002 compared to the fourth quarter of fiscal year 2001.  Amounts owed to IGT under the Company’s fiscal 2000 slot games agreements are included in accounts payable and increased to $5,159 at April 30, 2002, from $4,584 at October 31, 2001.

Investing activities for the six months ended April 30, 2002 include the purchase of $1,676 in shufflers, table games, and slot games leased or held for lease to customers.  Financing activities for the same period include the repurchase of 15,000 shares of common stock using cash of $179 and the issuance of 482,000 shares of common stock for $2,826 pursuant to stock options exercised by employees and directors under the Company’s stock option plans.

Capital Resources:

The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company’s operations, capital expenditures and new product development for the foreseeable future.  Projected cash flows from operations are based on management’s estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.  In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to availability limitations, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.  The credit agreement matures in October 2003.  As of April 30, 2002, the Company had no borrowings outstanding under its revolving credit agreement.

Contractual Obligations:

The Company’s contractual obligations consist of operating leases and have not changed materially from those disclosed in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are based on management’s beliefs as well as on assumptions made by and information available to management.  The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements.  Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.  Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:  changes in the level of consumer or commercial acceptance of the Company’s existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; changes in the Company’s business systems or in technologies affecting the Company’s products or operations; reliance on strategic relationships with distributors and technology vendors; current and/or unanticipated future litigation; changes to the Company’s intellectual property portfolio, such as loss of licenses, claims of infringement or invalidity of patents; regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme) involving the Company and its products specifically or the gaming industry in general; general and casino industry economic conditions; and the financial health of the Company’s casino and distributor customers both nationally and internationally.  Additional information on these and other risk factors that could potentially affect the Company’s financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-Q and annual report on 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2002, the Company had approximately $25.1 million in investments.  The investments are primarily in fixed income and investment grade securities.  The Company’s investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of the Company’s investment policies, the primary market risk associated with its portfolio is interest rate risk.

There have been no material changes in the information provided in Item 7 of the Company’s annual report on Form 10-K for the year ended October 31, 2001, which contains a complete discussion of the Company’s market risk.

Part II — Other Information

Item 1. Legal Proceedings

In April 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation (“IGCA”).  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what IGCA claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies IGCA’s claims and believes it will prevail in the lawsuit.

In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed one of Shuffle Master’s patents, and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to the defendants’ counterclaim.

In the ordinary course of conducting its business, the Company has been and may be involved in litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of Shareholders held on March 13, 2002, the shareholders approved the following proposals by the indicated votes.  A discussion of each proposal is included in the Company’s Proxy Statement dated February 11, 2002, previously filed with the Securities and Exchange Commission.

1)     Proposal to set the number of directors at four (4).

Votes Cast:
For	16,270,503
Against	181,266
Abstained	7,411

2)     Proposal to elect four (4) directors to hold office until the next annual meeting or until their successors are elected.

Director Nominee	Votes Cast For	Votes Withheld

Mark L. Yoseloff	15,306,875	1,152,305
Thomas A. Sutton	15,794,179	665,001
Howard Liszt	15,795,239	663,941
Ken Robson	15,794,554	664,626

3)     Proposal to approve the Shuffle Master, Inc. 2002 Stock Option Plan which authorizes the issuance of options to purchase up to 1,800,000 shares of common stock.

Votes Cast:
For	8,045,980
Against	4,182,980
Abstained	54,904

Item 6. Exhibits and Reports on Form 8-K

a).  Exhibits

10.32       Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B of the Company’s Proxy Statement dated February 11, 2002).

10.33       Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan.

10.34       Employment Agreement by and between Shuffle Master, Inc. and Mark L. Yoseloff dated May 1, 2002.

10.35       Covenant not to compete by and between Shuffle Master, Inc. and Mark L. Yoseloff dated May 1, 2002.

b).  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date:	June 14, 2002

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman and Chief Executive Officer

/s/ Mark A. Lipparelli
Mark A. Lipparelli
President and Secretary

/s/ Gerald W. Koslow
Gerald W. Koslow
Chief Financial Officer
(Principal Accounting Officer)