Form 10-Q
period 2002-07-31
SHUFFLE MASTER INC
filed 2002-09-12
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-20820

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota		41-1448495
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1106 Palms Airport Drive	NV	89119
(Address of Principal Executive Offices)	(State)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:                                              (702) 897-7150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                                   No  ☐

As of August 31, 2002, there were 17,468,465 shares of the Company’s $.01 par value common stock outstanding.

Part I – Financial Information

Item 1. Financial Statements

Shuffle Master, Inc.

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	July 31,	October 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$3,176	$3,082
Investments	16,228	15,621
Accounts receivable, net	6,905	5,419
Current portion of note receivable from related party	—	17
Inventories	5,563	6,210
Prepaid income taxes	5,302	—
Deferred income taxes	473	323
Other current assets	695	451
Total current assets	38,342	31,123
Systems and equipment leased and held for lease, net	7,212	8,646
Property and equipment, net	2,322	2,367
Intangible assets, net	4,833	5,487
Goodwill	3,664	3,258
Non-current deferred income taxes	1,388	984
Long-term note receivable from related party	—	300
Other assets	500	234
Total assets	$58,261	$52,399

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,295	$5,681
Accrued liabilities	2,127	2,424
Obligation to related party	—	97
Customer deposits and unearned revenue	1,840	2,120
Income taxes payable	—	1,511
Total current liabilities	10,262	11,833

Contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 67,500 shares authorized; 17,468 and 17,609 shares issued and outstanding	175	176
Additional paid-in capital	4,043	6,211
Retained earnings	43,781	34,179
Total shareholders’ equity	47,999	40,566
Total liabilities and shareholders’ equity	$58,261	$52,399

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001

Revenue:
Shuffler lease	$4,055	$4,063	$12,064	$12,015
Shuffler sales and service	3,617	2,794	9,081	9,646
Table royalties	4,908	3,897	13,335	11,042
Table sales	558	—	582	73
Slot royalties	1,641	1,766	4,970	2,860
Slot sales	341	—	372	189
Other	19	64	77	317
Total revenue	15,139	12,584	40,481	36,142

Costs and expenses:
Cost of revenue	3,922	3,230	10,310	9,623
Selling, general and administrative	3,674	3,381	10,866	9,275
Research and development	1,707	1,384	5,119	4,316
Total costs and expenses	9,303	7,995	26,295	23,214

Income from operations	5,836	4,589	14,186	12,928
Interest income, net	155	195	473	493
Income before income taxes	5,991	4,784	14,659	13,421
Provision for income taxes	2,067	1,566	5,057	4,631
Net income	$3,924	$3,218	$9,602	$8,790

Earnings per common share, basic	$0.22	$0.18	$0.54	$0.52
Earnings per common share, diluted	$0.22	$0.17	$0.52	$0.48
Weighted average common shares, basic	17,797	17,687	17,787	17,021
Weighted average common shares, diluted	18,209	18,939	18,469	18,474

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2002	2001
Cash flows from operating activities:
Net income	$9,602	$8,790
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,568	4,102
Provision for bad debts	50	25
Provision for inventory obsolescence	542	500
Deferred income taxes	(554)	209
Stock options issued for services	42	92
Changes in operating assets and liabilities
Accounts receivable	(1,536)	(279)
Inventories	105	(624)
Other current assets	(244)	(1,941)
Accounts payable and accrued liabilities	317	1,605
Customer deposits and unearned revenue	(280)	823
Income taxes payable	(577)	(238)
Net cash provided by operating activities	13,035	13,064

Cash flows from investing activities:
Purchases of investments	(23,310)	(14,832)
Proceeds from sale and maturities of investments	22,703	4,331
Payments for products leased and held for lease	(2,331)	(3,081)
Purchases of property and equipment	(589)	(473)
Purchases of intangible assets	(898)	(362)
Acquisition of business, net of cash acquired	—	(4,015)
Collection of note receivable from related party	317	—
Other	(289)	(200)
Net cash used in investing activities	(4,397)	(18,632)

Cash flows from financing activities:
Repurchases of common stock	(11,554)	(2,162)
Proceeds from issuances of common stock	3,060	8,854
Payments on obligation to related party	(50)	(291)
Net cash provided (used) by financing activities	(8,544)	6,401

Net increase in cash and cash equivalents	94	833
Cash and cash equivalents, beginning of period	3,082	2,810
Cash and cash equivalents, end of period	$3,176	$3,643

Non-cash transaction:
Payment of obligation to related party with common stock	$47	$141
Additional paid-in capital from stock option income tax benefit	$6,236	$—
Cash paid for:
Income taxes	$6,188	$4,546
Interest	$—	$9

See notes to unaudited consolidated financial statements

Shuffle Master, Inc.

Notes to Unaudited Consolidated Financial Statements

1.              Interim Financial Statements

The consolidated financial statements of Shuffle Master, Inc. (the “Company”) as of July 31, 2002, and for the quarter and nine months ended July 31, 2002 and 2001, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods.  The results of operations for the quarter and nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ending October 31, 2002.  These interim statements should be read in conjunction with audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

Effective November 1, 2001, the Company realigned the reporting of its operating segments to reflect a change in the chief decision maker’s focus toward the increase in business activity related to the development, manufacture and marketing of slot products, including the Company’s new operating system.  The Company now operates in three reportable segments: Shufflers, Table Games and Slot Products.  Previously, the segments were Gaming Equipment, which included shuffler products, and Gaming Products, which included table games, slot games and operating system activities.  Certain items of prior year revenue, expenses, assets and capital expenditures have been reclassified to conform to the current segment reporting.  These reclassifications had no effect on the consolidated operating results for all periods presented.

Certain prior period amounts have been reclassified to conform to the fiscal year 2002 presentation.

2.              Inventories

Inventories are comprised of the following (in thousands):

	July 31,	October 31,
	2002	2001

Raw materials and component parts	$3,341	$4,260
Work-in-process	756	527
Finished goods	1,466	1,423
	$5,563	$6,210

3.              Systems and Equipment Leased and Held for Lease, Net

Systems and equipment leased and held for lease are comprised of the following (in thousands):

	July 31,	October 31,
	2002	2001

Shufflers	$9,103	$8,765
Table Games	2,445	2,379
Slot Products	7,524	6,225
	19,072	17,369
Less: accumulated depreciation	(11,860)	(8,723)
	$7,212	$8,646

4.              Intangible Assets and Goodwill

On November 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets.  Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are tested for impairment at least annually.   SFAS No. 142 requires the completion of a transitional impairment test within six months of the date of adoption.  The Company has completed its initial assessment of impairment and determined that recorded goodwill was not impaired.  In conjunction with adopting SFAS No. 142, the Company also reassessed its previously recognized identifiable intangible assets and determined that their useful lives and their classifications were appropriate.

Intangible Assets:  All of the Company’s recorded intangible assets are subject to amortization.  Amortization expense was $393,000 and $254,000 for the quarters ended July 31, 2002 and 2001, respectively, and $1,146,000 and $911,000 for the nine months ended July 31, 2002 and 2001, respectively.  Intangible assets are comprised of the following (in thousands):

	July 31,	October 31,
	2002	2001

Purchased table games	$3,400	$3,400
Less: accumulated amortization	(1,058)	(803)
	2,342	2,597

Patents and licenses	2,949	2,510
Less: accumulated amoritization	(992)	(660)
	1,957	1,850

Purchased slot games	3,370	3,370
Less: accumulated amortization	(2,836)	(2,330)
	534	1,040

Intangible assets, net	$4,833	$5,487

Goodwill:  In April 2001, the Company acquired the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies for $4,127,000, subject to adjustment to acquired distributor liabilities and other contingencies.  In the third quarter of fiscal year 2002, the Company recorded an adjustment to increase estimated amounts payable to the seller by $406,000 and recorded a corresponding increase to goodwill.  Goodwill is an asset of the Shufflers segment.

Changes in the carrying amount of goodwill for the nine months ended July 31, 2002, are as follows (in thousands):

Balance, October 31, 2001	$3,258
Acquisition price adjustment	406
Balance, July 31, 2002	$3,664

Goodwill amortization was $67,000 for the quarter and nine months ended July 31, 2001.  Pro forma net income, reflecting the elimination of goodwill amortization and the related income tax effect, for the quarter and nine months ended July 31, 2001 was $3,262,000 and $8,834,000, respectively.  The elimination of goodwill amortization and the related income tax effect has no impact on the previously reported amounts for basic and diluted earnings per share.

5.              Common Stock and Stock Options

During the nine month periods ended July 31, 2002 and 2001, the Company repurchased 681,000 and 130,000 shares of its common stock at total costs of $11,554,000 and $2,162,000, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   At August 31, 2002, the Company had aggregate remaining authorizations of up to $7,300,000 to repurchase its common stock within specified price limits.

For the nine months ended July 31, 2002, the Company’s stock options activity and weighted average exercise prices were as follows (shares in thousands):

		Exercise
	Shares	Price

Outstanding, October 31, 2001	1,831	$8.60
Granted	199	16.94
Exercised	(528)	5.81
Forfeited	(8)	13.25
Outstanding, July 31, 2002	1,494	10.67

6.              Income Taxes

In the fiscal year 2002 third quarter, the Company recorded a $6,236 income tax benefit related to deductions available to the Company from employee stock option exercises.  The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on the Company’s provision for income taxes.

7.              Earnings per Share

The following table reconciles basic earnings per share to diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001

Net Income	$3,924	$3,218	$9,602	$8,790

Basic:
Weighted average shares outstanding	17,797	17,663	17,787	16,997
Shares to be issued under asset purchase	—	24	—	24
Weighted average common shares, basic	17,797	17,687	17,787	17,021

Diluted:
Weighted average common shares, basic	17,797	17,687	17,787	17,021
Dilutive impact of options outstanding	412	1,252	682	1,453
Weighted average common shares, diluted	18,209	18,939	18,469	18,474

Earnings per share, basic	$0.22	$0.18	$0.54	$0.52
Earnings per share, diluted	$0.22	$0.17	$0.52	$0.48

8.              Operating Segment Reporting

The Company reports in three operating segments which are determined by product lines: Shufflers, Table Games and Slot Products.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  The Shufflers segment comprises the Company’s proprietary shuffler product line that includes single-deck and multi-deck shufflers.  The Table Games segment comprises the Company’s line of proprietary table games including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic.  The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, as well as the Company’s proprietary operating system.  For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity-based allocation methodology and other direct measurements of operating activity.  Corporate assets are comprised primarily of cash and cash equivalents, investments, property and equipment, and prepaid and deferred income taxes.

	Quarter Ended		Nine Months Ended
(In thousands)	July 31,		July 31,
	2002	2001	2002	2001
Revenue:
Shufflers	$7,672	$6,857	$21,145	$21,661
Table Games	5,466	3,897	13,917	11,115
Slot Products	1,982	1,766	5,342	3,049
Corporate	19	64	77	317
	$15,139	$12,584	$40,481	$36,142
Operating Income:
Shufflers	$4,133	$3,602	$11,321	$12,182
Table Games	4,521	3,282	11,670	9,299
Slot Products	(530)	(44)	(1,979)	(2,445)
Corporate	(2,288)	(2,251)	(6,826)	(6,108)
	$5,836	$4,589	$14,186	$12,928
Depreciation and amortization:
Shufflers	$512	$559	$1,646	$1,626
Table Games	157	165	477	521
Slot Products	984	520	2,787	1,334
Corporate	229	216	658	621
	$1,882	$1,460	$5,568	$4,102
Capital expenditures:
Shufflers	$806	$325	$1,233	$533
Table Games	45	39	74	152
Slot Products	245	1,306	1,922	2,758
Corporate	149	136	589	473
	$1,245	$1,806	$3,818	$3,916
Assets, end of period:
Shufflers	$12,898
Table Games	5,888
Slot Products	9,391
Corporate	30,084
	$58,261

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

In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed one of Shuffle Master’s patents, and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The Company amended the complaint in July 2002 to include infringement of a second Shuffle Master patent.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to defendants’ counterclaim.

In the ordinary course of conducting its business, the Company has been and may be involved in litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

10.       Related Party Transaction

As of October 31, 2001, the Company had a note receivable from Joseph Lahti, then Chairman of the Board, in the amount of $316,936.  The note was repaid in full including accrued interest during fiscal year 2002.

11.       Subsequent Acquisition

In August 2002, the Company acquired the Blackjack Survey Voice product line, a patent related to automated table bet recognition, and certain other assets of Casino Software and Services LLC.   Blackjack Survey Voice allows evaluation of individual blackjack play using casino surveillance techniques.   Although the purchase price is not material to the consolidated financial statements, the Company plans to use the patented technology to develop its next-generation table and shuffler products.

12.       Recently Issued or Adopted Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Accordingly, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(Thousands of Dollars)

The following table sets forth selected financial percentages derived from the Company’s unaudited consolidated financial statements:

	Quarter Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001

Revenue by segment:
Shufflers	50.7%	54.5%	52.2%	59.9%
Table Games	36.1%	31.0%	34.3%	30.8%
Slot Products	13.1%	14.0%	13.2%	8.4%
Other	0.1%	0.5%	0.3%	0.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.9%	25.6%	25.5%	26.6%
Gross margin	74.1%	74.4%	74.5%	73.4%
Selling, general and administrative	24.3%	26.9%	26.8%	25.7%
Research and development	11.3%	11.0%	12.7%	11.9%
Income from operations	38.5%	36.5%	35.0%	35.8%
Interest income, net	1.1%	1.5%	1.2%	1.3%
Income before income taxes	39.6%	38.0%	36.2%	37.1%
Provision for income taxes	13.7%	12.4%	12.5%	12.8%
Net income	25.9%	25.6%	23.7%	24.3%

REVENUE:

Total revenue for the quarter and nine months ended July 31, 2002, was $15,139 and $40,481, respectively, compared to $12,584 and $36,142 for the same periods in fiscal year 2001.   The increase in revenue includes contributions from each of the Company’s operating segments.

Shufflers segment

	July 31,		Increase	Percentage
	2002	2001	(Decrease)	Change

Shuffler lease revenue
Quarter ended	$4,055	$4,063	$(8)	(0.2%)
Nine months ended	$12,064	$12,015	$49	0.4%

Shufflers under lease (units)
Beginning of quarter
Single-deck shufflers	1,919	1,829	90	4.9%
Multi-deck shufflers	1,135	1,187	(52)	(4.4%)
Total	3,054	3,016	38	1.3%

End of quarter
Single-deck shufflers	2,017	1,930	87	4.5%
Multi-deck shufflers	1,209	1,151	58	5.0%
Total	3,226	3,081	145	4.7%

Unit increase during quarter	172	65
Percentage change during quarter	5.6%	2.2%

Shuffler lease revenue for the quarter and nine months ended July 31, 2002 is consistent with the corresponding prior year periods.  However, shuffler units under lease at July 31, 2002 increased 145 units from a year ago.   The revenue increase from the greater unit volume was offset by lower average lease rates.  During the fiscal year 2002 third quarter, the shuffler installed lease base increased 172 units, comprised of the net placement of 102 ACE®, 39 King™, and 46 multi-deck batch shufflers, offset by the conversion of 15 leased units to sold units.

	July 31,		Increase	Percentage
	2002	2001	(Decrease)	Change

Shuffler sales and service revenue
Quarter ended	$3,617	$2,794	$823	29.5%
Nine months ended	$9,081	$9,646	$(565)	(5.9%)

Shufflers sold (units)
Quarter ended
Single-deck shufflers	177	134	43	32.1%
Multi-deck shufflers	204	116	88	75.9%
Total units	381	250	131	52.4%
Average unit price (dollars)	$8,169	$9,789	$(1,620)	(16.5%)
Nine months ended
Single-deck shufflers	398	391	7	1.8%
Multi-deck shufflers	467	482	(15)	(3.1%)
Total units	865	873	(8)	(0.9%)
Average unit price (dollars)	$9,055	$9,917	$(862)	(8.7%)

Shuffler unit sales for the fiscal year 2002 third quarter increased 131 units or 52% compared to the corresponding quarter last year.  On a sequential quarter basis, shuffler units sold during the fiscal year 2002 third quarter reflect an increase of 51 units, or 13%, compared to total shuffler units sold of 322 for the fiscal year 2002 second quarter.   The increase in sold units reflects strong foreign sales activity.  However, foreign sales transactions generally have lower units prices.  Thus, the average unit price per shuffler sold during the fiscal 2002 third quarter has declined.

Table Games segment

	July 31,		Increase	Percentage
	2002	2001	(Decrease)	Change

Table royalties
Quarter ended	$4,908	$3,897	$1,011	25.9%
Nine months ended	$13,335	$11,042	$2,293	20.8%

Table sales
Quarter ended	$558	$—	$558	—
Nine months ended	$582	$73	$509	697.3%

	July 31,		Increase	Percentage
	2002	2001	(Decrease)	Change

Table games installed (royalty units)
Beginning of quarter
Three Card Poker®	694	426	268	62.9%
Let It Ride Bonus®	546	513	33	6.4%
Let It Ride® basic	119	184	(65)	(35.3%)
Other	15	24	(9)	(37.5%)
Total	1,374	1,147	227	19.8%

End of quarter
Three Card Poker®	776	500	276	55.2%
Let It Ride Bonus®	574	540	34	6.3%
Let It Ride® basic	100	160	(60)	(37.5%)
Other	26	25	1	4.0%
Total	1,476	1,225	251	20.5%
Unit increase during quarter	102	78
Percentage change during quarter	7.4%	6.8%

The increase in table royalty revenue for the quarter and nine months ended July 31, 2002 compared to the prior year periods was primarily due to the net placement of Three Card Poker® tables.   Additionally, in April 2002, the Company increased the list price for the Three Card Poker® table game by approximately 50%.  The increase in Let It Ride Bonus® tables includes conversions from the basic table.

Table sales for the quarter and nine months ended July 31, 2002, is comprised primarily of foreign sales of progressive table systems.

Slot Products segment

	July 31,		Increase	Percentage
	2002	2001	(Decrease)	Change

Slot royalties
Quarter ended	$1,641	$1,766	$(125)	(7.1%)
Nine months ended	$4,970	$2,860	$2,110	73.8%

Slot sales
Quarter ended	$341	$—	$341	—
Nine months ended	$372	$189	$183	96.8%

Slot games installed (royalty units)
Beginning of quarter
Cooperative slot games	549	218	331	151.8%
Company slot games	208	291	(83)	(28.5%)
Total	757	509	248	48.7%

End of quarter
Cooperative slot games	529	269	260	96.7%
Company slot games	194	242	(48)	(19.8%)
Total	723	511	212	41.5%

Unit increase (decrease) during quarter	(34)	2
Percentage change during quarter	(4.5%)	0.4%

Slot royalties for the fiscal year 2002 third quarter decreased compared to the prior fiscal year third quarter.  However, the prior year quarter included $1,000 in revenue related to provisions of the Company’s fiscal 2000 slot games agreements with International Game Technology (“IGT Agreements”).  The agreements prescribed minimum profits due to the Company based on product rollout schedules. Slot royalties for the nine months ended July 31, 2002, includes $215 of revenue recorded in the fiscal year 2002 first quarter related to the IGT Agreements.

The increase of 212 royalty units in the total installed slot base at July 31, 2002 compared to July 31, 2001 reflects the net placement of The Three Stooges®, Honeymooners® and Let’s Make A Deal® cooperative slot games under the IGT Agreements.  During the fiscal year 2002 third quarter, the total installed royalty units declined 34 units, reflecting continuing resistance to participation pricing by some casino operators.

Slot sales for the quarter and nine months ended July 31, 2002 represent initial sales of new products that received regulatory approval in certain jurisdictions in July 2002.  The products include the Company’s slot machine operating system, slot machine upgrade kit, and its HollywoodTM and Spider-Man® game titles.  Upgrade kits allow customers to convert certain of their existing slot machines to run the Company’s operating system and games.

Other revenue

Other revenue decreased to $77 for the nine months ended July 31, 2002 compared to $317 for the same period in the prior year due to the termination of the Company’s joint marketing agreement with TCS America, Inc. in January 2001.

GROSS MARGIN:

Gross margin for the fiscal year 2002 third quarter was 74.1% as a percentage of revenue, compared to 74.4% for the prior fiscal year third quarter and 74.5% for the nine months ended July 31, 2002, compared to 73.4% for the same period in the prior fiscal year.   The comparison of fiscal year 2002 periods to corresponding prior year periods reflects several factors.  Gross margins have been positively impacted in fiscal year 2002 by better absorption of indirect cost of sales due to increased production levels. Negative gross margin impacts include the aforementioned fiscal year 2001 third quarter revenue of $1,000 under the IGT Agreements which did not recur in the comparable subsequent periods and a greater volume of foreign shuffler sales in fiscal year 2002.  Foreign shuffler sales generally have lower gross margins than domestic sales.

OPERATING EXPENSES:

Selling, general and administrative expenses (“SG&A”) increased by $293, or 8.7%, to $3,674 for the current fiscal year third quarter and by $1,591, or 17.2%, to $10,866 for the nine months ended July 31, 2002, compared to the same periods in the prior fiscal year.  On a fiscal 2002 year-to-date basis, the increase is due primarily to the inclusion of SG&A expenses of the Company’s Australian subsidiary, which was acquired in April 2001, and higher legal and health care costs during the first half of the 2002 fiscal year.  As a percentage of revenue, SG&A for the fiscal year 2002 third quarter decreased to 24.3% from 26.9% for the comparable prior year quarter.

Research and development expenses increased by $323, or 23.3%, over the prior fiscal year fiscal third quarter to $1,707, and $803, or 18.6%, to $5,119 for the nine months ended July 31, 2002.  These increases resulted from activities to support next generation shufflers and new game and slot operating system development, including $516 for the current fiscal year nine month period in development expenses incurred under the IGT Agreements.  As a percentage of revenue, research and development expenses for the fiscal year 2002 third quarter increased to 11.3% from 11.0% for the comparable prior year quarter.

INTEREST INCOME, NET:

Interest income, net, was $155 for the third quarter of fiscal year 2002 compared to $195 for the third quarter of the prior fiscal year.  Cash and investments increased to $19,404 at July 31, 2002 from $18,458 at July 31, 2001. This increase in interest-bearing cash and investments was due primarily to cash flow from operations offset by capital expenditures for property, equipment and intangible assets and cash used to repurchase Company stock. The decrease in interest income reflects lower average interest rates earned on cash and investment balances.

INCOME TAXES:

The Company recorded income tax expense at an effective rate of 34.5% for the quarter and nine months ended July 31, 2002, compared to an effective tax rate of 32.7% and 34.5% for the quarter and nine months ended July 31, 2001.  The lower effective tax rate for the fiscal year 2001 third quarter included the cumulative impact of reducing the annual effective tax rate for fiscal year 2001 to reflect a shift in the Company’s taxable income to more favorable tax jurisdictions and the tax benefit received on foreign sales activities.

In the fiscal year 2002 third quarter, the Company recorded a $6,236 income tax benefit related to deductions available to the Company from employee stock option exercises.  The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on the Company’s provision for income taxes.  The resulting prepaid income taxes balance of $5,302 will reduce estimated cash income tax payments in future quarters.

EARNINGS PER SHARE:

The Company earned $0.22 per diluted share for the fiscal year 2002 third quarter, compared to $0.17 per diluted share for the third quarter of the prior fiscal year. Diluted weighted average shares outstanding decreased to 18,209,000 for the fiscal year 2002 third quarter from 18,939,000 for the third quarter of fiscal year 2001.  The decrease in diluted weighted average shares outstanding reflects the repurchase of 1,240,000 shares offset by the exercise of 631,000 stock options during the twelve month period ended July 31, 2002.  Additionally, the dilutive impact of common stock options outstanding on weighted average shares decreased by 840,000 shares to 412,000 shares for the quarter ended July 31, 2002, from 1,252,000 shares for the quarter ended July 31, 2001.  The decrease in the dilutive effect is a result of the exercise of stock options during the twelve months ended July 31, 2002, which decreased the number and dilutive impact of common stock options that could be exercised.

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

Revenue Recognition:

The Company recognizes revenue when it secures a signed customer contract or purchase order that states a fixed or determinable price, the collectability of the revenue is reasonably assured, and the goods or services have been delivered or rendered.  Product sales are generally recorded upon shipment and lease, license, and royalty revenue is recognized beginning upon the completed installation of the product.  Revenue on service contracts is recognized on a straight-line basis over the life of the contract.

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

LIQUIDITY AND CAPITAL RESOURCES

(Thousands of Dollars)

Working Capital:

As of July 31, 2002, the Company had cash, cash equivalents and investments totaling $19,404 compared to $18,703 at October 31, 2001.  The current ratio increased to 3.7 at July 31, 2002 from 2.6 at October 31, 2001, while working capital increased by $8,790 to $28,080 at July 31, 2002 from $19,290 at October 31, 2001.  The increase in cash, working capital, and the current ratio at July 31, 2002 resulted primarily from the Company’s cash flow from operations for the nine months ended July 31, 2002 and cash and tax benefit from stock option exercises offset by repurchases of common stock.

Cash Flows:

Cash provided by operations totaled $13,035 for the nine months ended July 31, 2002 compared to cash provided by operations of $13,064 for the comparable prior fiscal year period.  Significant items in cash flows from operating activities in the current nine month period included net income of $9,602 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $5,606 compared to net income of $8,790 and non-cash charges of $4,836 for the prior year period.  Changes in operating assets and liabilities included a net increase in accounts receivable and inventories totaling $1,431 reflecting the higher business volume in the third fiscal quarter of 2002 compared to the fourth quarter of fiscal year 2001.   Amounts owed to IGT under the IGT Agreements are included in accounts payable and increased to $4,654 at July 31, 2002, from $4,584 at October 31, 2001.

Investing activities for the nine months ended July 31, 2002 include the purchase of $2,331 in shufflers, table games, and slot games leased or held for lease to customers.  Financing activities for the same period include the repurchase of 681,000 shares of common stock using cash of $11,554 and the issuance of 528,000 shares of common stock for $3,060 pursuant to stock options exercised by employees and directors under the Company’s stock option plans.

Capital Resources:

The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company’s operations, capital expenditures and new product development for the foreseeable future.  Projected cash flows from operations are based on management’s estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.  In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.  The credit agreement matures in October 2003.  As of July 31, 2002, the Company had no borrowings outstanding under its revolving credit agreement.

Stock Repurchase Authorization:

For the nine month periods ended July 31, 2002 and 2001, the Company repurchased 681,000 and 130,000 shares of its common stock at total costs of $11,554 and $2,162, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   At August 31, 2002, the Company had aggregate remaining authorizations of up to $7,300 to repurchase its common stock within specified price limits.

Contractual Obligations:

The Company’s significant contractual obligations consist of operating leases and have not changed materially from those disclosed in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are based on management’s beliefs as well as on assumptions made by and information available to management.  The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements.  Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.  Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:  changes in the level of consumer or commercial acceptance of the Company’s existing products and new products as introduced; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; changes in the Company’s business systems or in technologies affecting the Company’s products or operations; reliance on strategic relationships with distributors and technology vendors; current and/or unanticipated future litigation; changes to the Company’s intellectual property portfolio, such as loss of licenses, claims of infringement or invalidity of patents; regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme) involving the Company and its products specifically or the gaming industry in general; general and casino industry economic conditions; and the financial health of the Company’s casino and distributor customers both nationally and internationally.  Additional information on these and other risk factors that could potentially affect the Company’s financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2002, the Company had approximately $16.2 million in investments.  The investments are primarily in fixed income and investment grade securities.  The Company’s investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of the Company’s investment policies, the primary market risk associated with its portfolio is interest rate risk.

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

In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed one of Shuffle Master’s patents, and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The Company amended the complaint in July 2002 to include infringement of a second Shuffle Master patent.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to defendants’ counterclaim.

In the ordinary course of conducting its business, the Company has been and may be involved in litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

                      a).  Exhibits

3.2                                 Bylaws of Shuffle Master, Inc., as amended and restated.

10.26                     Employment Agreement, by and between Shuffle Master, Inc. and Mark Lipparelli, dated April 30, 2001.

                      b).  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.

(Registrant)

Date:       September 12, 2002

/s/ Mark L. Yoseloff

Mark L. Yoseloff

Chairman and Chief Executive Officer

/s/ Mark A. Lipparelli

Mark A. Lipparelli

President

/s/ Gerald W. Koslow

Gerald W. Koslow

Chief Financial Officer

(Principal Accounting Officer)

CERTIFICATION

I, Mark L. Yoseloff, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Shuffle Master, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       To my knowledge, this quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

5.                                       To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented,

Date:  September 12, 2002

/s/ Mark L. Yoseloff

Mark L. Yoseloff

Chairman and Chief Executive Officer

CERTIFICATION

I, Mark A. Lipparelli, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Shuffle Master, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       To my knowledge, this quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

5.                                       To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented,

Date:  September 12, 2002

/s/ Mark A. Lipparelli

Mark A. Lipparelli

President

CERTIFICATION

I, Gerald W. Koslow, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Shuffle Master, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       To my knowledge, this quarterly report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

5.                                       To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented,

Date:  September 12, 2002

/s/ Gerald W. Koslow

Gerald W. Koslow

Chief Financial Officer

(Principal Accounting Officer)