Form 10-K
period 2002-10-31
SHUFFLE MASTER INC
filed 2003-01-29
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2002, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. (0-20820)

SHUFFLE MASTER, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1448495 (I.R.S. Employer Identification No.)
1106 Palms Airport Drive Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)
702-897-7150 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of January 27, 2003, 16,859,728 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $295,100,000 based upon the last reported sale price of the Common Stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

        Part I and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 12, 2003 (Fiscal 2002 Proxy Statement).

PART I

ITEM 1. BUSINESS

Forward Looking Statements

        This report contains forward-looking statements which are based on management's beliefs as well as on assumptions made by and information available to management. The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements, except as may be required by applicable law, statute or regulation. Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following: changes in the level of consumer or commercial acceptance of the Company's existing products and new products as introduced; maturity in or lack of growth for the Company's products; competitive advances; acceleration and/or deceleration of various product development and rollout schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or rollout costs; changes in the Company's business systems or in technologies affecting the Company's products or operations; reliance on strategic relationships with distributors and technology vendors; current and/or future litigation or claims; changes to the Company's intellectual property portfolio, such as loss of licenses, claims of infringement or invalidity of patents; regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction's regulatory scheme, etc.) involving the Company and its products specifically or the gaming industry in general; changes in executive management; general and casino industry economic conditions; and the financial health of the Company's casino and distributor customers, suppliers and distributors, both nationally and internationally. Additional information on these and other risk factors that could potentially affect the Company's financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company's quarterly reports on Form 10-Q and annual report on Form 10-K.

General

        Shuffle Master, Inc., ("the Company"), headquartered in Las Vegas, Nevada, develops, manufactures and markets technology-based products for the gaming industry. The Company was founded in 1983 and became a Nasdaq listed public company in 1992. The Company's growth plans are to diversify and extend its current product lines by developing or acquiring innovative gaming products and systems, which includes new equipment, table and slot games, and slot game technology that is designed to increase the productivity and profitability of its casino customers. The Company's website is www.shufflemaster.com.

        Casino gaming is found in 36 states in the United States (including states where gaming is found only on Native American lands, card rooms, off-shore cruises, or racinos), as well as in numerous countries worldwide. The Company estimates that there are approximately 16,000 table games in North America and over 10,000 additional tables worldwide. It also estimates that there are approximately 700,000 slot games in North America. The mix of table games and slot games varies considerably by casino and jurisdiction, resulting in differing rates of historical and future expansion for each product segment. Casino gaming has grown tremendously since the early 1990's, and the Company believes both the North American and international markets for gaming-related products will continue to expand. In the last year, the expansion of gaming has been the subject of either renewed or fresh discussion by many domestic and international governing authorities.

The Company's Business Segments

        As a gaming equipment manufacturer, the Company offers a range of products used by the gaming industry. These products primarily relate to its casino customers' table game and slot game activities. The Company broadly groups these product offerings into three business segments: Shufflers, for its line of automatic card shufflers and accessories; Table Games, for its line of proprietary table games and equipment; and Slot Products, for its line of slot game and operating system products. The following briefly summarizes the nature and size of the Company's three business segments:

        Shufflers.    The Company develops and markets automatic card shufflers for use with the vast majority of card based table games. The initial model in the Company's shuffler product line was first placed in casinos in January 1992. As of October 31, 2002, the Company estimates that there are approximately 9,475 of the Company's shufflers installed in casinos and other gaming establishments, of which 3,237 units are leased and 6,238 units have been sold.

        Table Games.    The Company also develops and markets table games and licenses these products to casinos. Current revenue generating table games include the Let It Ride® basic game, the Let It Ride Bonus® game and the Three Card Poker® game. The Let It Ride® basic game was introduced in October 1993. The Let It Ride The Tournament® game was launched in May 1995 and, in August 1997, the Company introduced the Bonus version of the game. The Bonus version has since replaced the Tournament version in virtually all jurisdictions. In May 1999, the Company acquired the Three Card Poker® table card game from its developer and distributor. As of October 31, 2002, there were 1,517 of the Company's table games installed.

        Slot Products.    The Company develops and markets slot games and slot game operating systems for slot machines on various platforms. As of October 31, 2002, the Company was actively marketing The Three Stooges®, Let's Make A Deal®, The Honeymooners™, Press Your Luck™, Hollywood™, Spider-Man®, and Five Deck Poker®games, with additional games under development. As of October 31, 2002, the Company had 912 slot machine games installed in casinos, of which 765 units are on lease and 147 units have been sold.

        The table below presents the Company's business segment revenue and the percentage of total revenue contributed by each segment:

	Year Ended October 31,
	2002		2001		2000
	(Dollars in thousands)
Shufflers	$28,693	51.1%	$27,716	57.8%	$22,018	56.7%
Table Games	19,915	35.5%	15,223	31.7%	12,198	31.4%
Slot Products	7,416	13.2%	4,682	9.8%	2,136	5.5%
Other	104	0.2%	339	0.7%	2,508	6.4%

	$56,128	100.0%	$47,960	100.0%	$38,860	100.0%

        For additional information about the Company's segment revenue, operating income and assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this annual report.

The Company's Products

        Shufflers.    The Company's card shuffler products, marketed under the trademarks Shuffle Master Gaming®, ACE®, King™, MD, QuickDraw® and Deck Mate™ are automatic card shuffling machines designed to be used with table games in casinos and other legal gaming establishments. The Company's shufflers offer several benefits to casino customers, including enhanced security and increased productivity. Opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. Because the shufflers shuffle or sort one or more decks while a game is being played, down time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and "win" for the casino. The Company markets the following shufflers to casinos:

  •
  Single Deck. The Company's single deck shufflers automatically shuffle a deck of playing cards and deposit each player's hand into an integrated holding tray for use by the dealer. A second deck is shuffled while the first deck is being played on the table. When the game is completed, the hands of the second deck are automatically moved into the holding tray for use.

    The initial model single deck shuffler was introduced in 1992 and that model and its variations are designated as the BG series. While BG units are still operating, a substantial portion of those on lease have been replaced by the Company's newer ACE® single deck model, introduced in fiscal 1999. Single deck shufflers are used with specialty card games such as the Company's own Let It Ride® and Three Card Poker® games and other non-Shuffle Master games such as Caribbean Stud Poker® and Pai Gow Poker. Since the Company's single deck machines form hands of cards from a "fresh" deck prior to each round of play, the security of these games is enhanced by reducing the opportunity for dealer card manipulation. The Company's single deck shufflers also minimize dealer errors in delivering the proper number of cards and speed up game play.

    Since its introduction in 1999, sales and lease placements of the ACE® shuffler have grown significantly. Unlike the BG models, the ACE® does not shuffle cards in a mechanical manner that mimics a hand shuffle. Instead, the ACE® sorts cards into shelves on a moving elevator in random order according to computer generated instructions. Hands are delivered more quickly than the Company's BG model single deck shufflers. The ACE® is smaller, has fewer moving parts, requires less service than the BG shuffler, is easily programmable by casino pit personnel to be used with a variety of single deck games, and tracks and displays usage and hands played data for the casino operator.

  •
  Single Deck/Double Deck Batch. During fiscal 2002, the Company completed development of the Deck Mate™, a single deck/double deck card shuffler intended primarily for use on single or double deck blackjack tables and poker tables. The Deck Mate™ forms a shuffled batch of cards composed of one or two decks by randomly placing unshuffled cards onto a platform holding the shuffled cards according to computer generated instructions. The unit may be flush-mounted on a poker table in front of the dealer with only the top cover in view. Alternately, the shuffler may be flush-mounted on an extension of a blackjack table that is situated to the side of the dealer. The shuffling speed of the Deck Mate™ is comparable to the ACE® and the unit alerts the dealer to missing or extra cards. The Company commenced marketing of the Deck Mate™ following regulatory approval in late fiscal 2002, and additional installations and regulatory approvals are expected in fiscal 2003.

  •
  Multi-Deck Batch. The Company's MD series multi-deck card shufflers shuffle a batch of two to eight decks of cards at a time, primarily for multiple deck blackjack or mini-baccarat table games. When the shuffling of a batch is complete, the dealer then manually unloads the batch of shuffled decks and places the batch into a standard card shoe. The multi-deck shuffler is then available to shuffle a second batch of cards while the first batch is played. The majority of blackjack games are played with multiple decks of cards. Certain jurisdictions have passed regulations that blackjack must be played with four or more decks. The Company estimates that blackjack tables represent approximately 65% of casino table games, excluding poker rooms.

  •
  Multi-Deck Continuous. During fiscal 2000, the Company introduced another multiple deck card delivery system, the King™, which continuously "reshuffles" cards immediately after they are played using a sorting process similar to the ACE® and is designed for use with multi-deck blackjack and mini-baccarat table games. The King™ has greater card capacity and an integrated mechanical shoe. Cards played in any given hand are collected by the dealer at the completion of the hand, reloaded into the machine and immediately sorted in random order. Cards are then mechanically delivered into the shoe when sensors in the shoe call for additional cards. The speed of the shuffling and delivery action allows the shoe to operate with only a small buffer of cards, and the machine can shuffle cards quickly enough to keep up with the normal pace of dealing hands and also provides increased productivity over the Company's multi-deck batch shuffler. The lack of visibility of cards and the possibility that cards dealt in one hand might be re-dealt in the next hand virtually eliminates card counting and tracking. The Company believes that casino demand for its continuous shufflers will continue to be driven by interest in improved game security and table productivity.

        Table Games.    The Company first began offering table games to increase demand for its shuffler product line. Typically, the Company licenses its table games to casinos for a fixed monthly license fee. In fiscal 2002, the Company began to sell table side-bet systems to casinos in international jurisdictions. The Company markets the following table game products to casinos:

  •
  Let It Ride®. The basic Let It Ride® table game is a five card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid according to a predetermined payout schedule. The Let It Ride® basic game was approved by the Nevada Gaming Commission in August 1993 and the Company began licensing it to casinos in October 1993.

  •
  Let It Ride Bonus®. The Let It Ride Bonus® game was introduced in August 1997 and provides a format that adds a bonus bet and paytable bonuses to the basic Let it Ride® table game. It is played in the same manner as the basic game except that the player has an option to make an additional $1 side wager, known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. In 1997, the Let It Ride Bonus® game replaced the Let It Ride The Tournament® game, in which players were eligible for both bonus payouts and the opportunity to advance to a multi-round payoff. Currently, the Tournament game is only offered as requested by casino customers who wish to hold promotional playoff events.

  •
  Three Card Poker®. The Company acquired the rights to Three Card Poker®, a patented table game, in May 1999. In this game, players place wagers on three card stud hands, with options to bet against the dealer, bet on the value of their own hand, or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain hands when wagering against the dealer.

  •
  Side-Bet Table System. During fiscal 2002, the Company commenced selling to casinos in The United Kingdom a table system composed of the sensors and electronics used in the Company's Let It Ride Bonus® game. This system allows casinos to offer a side bet on specialty poker games and is used in conjunction with the Company's shufflers.

  •
  Bloodhound™ Software Product. Following the Company's acquisition of the technology, patent, and products of Casino Software Services, LLC in August 2002, the Company began selling Bloodhound™, formerly known as Blackjack Survey Voice, to its worldwide customer base. This product is used by casinos to rate and track the play of a casino's blackjack customers.

  •
  Other Table Games. During fiscal 2002, the Company developed several new table games, including Crazy 4 Poker™, Triple Shot Bonus™, and Single 21™, which the Company will actively market in fiscal 2003, and several more table games, including High Five Poker™, Press Your Luck™ Blackjack, and Jack Magic™, which the Company expects to obtain gaming regulatory approvals for during fiscal 2003.

        Slot Products.    The Company has acquired a portfolio of game theme licenses such as Let's Make a Deal®, The Three Stooges®, Press Your Luck™, The Honeymooners™, Hollywood™, Rubik's Cube®, and the Marvel Comics library, among others, which it has used to develop and commercialize slot games independently and cooperatively with other licensed manufacturers. The Company offers its theme games and slot products using its own operating system, as well as, on both new and retrofitted slot game cabinets. The Company markets the following slot products to its customers:

  •
  Slot Game Operating System. In fiscal 2000, the Company completed the development of the first generation of its open architecture slot game operating system and began efforts to license the system to third party game developers and manufacturers. In fiscal 2001, the Company focused its development efforts on further enhancements to the system. The Company continues to work with current and prospective licensees and started to generate licensing revenue in fiscal 2002. The operating system software is used in conjunction with a standard computer circuit board driving an interface board customized to a particular slot game cabinet. The software is Linux-based and drives game and game machine functions in a manner analogous to the functions of popular operating systems in personal computers.

    The Company believes that by providing a standard software and firmware environment, which may be used either in new slot games or, with a specific interface board to retrofit older slot games, it will attract the commercial interest of gaming machine manufacturers, game developers and casino operators. The standardized development environment is expected to allow game developers to bring new slot games to the market in a more cost effective and timely manner. The Company expects that the system will allow casino operators to update existing machines with new games and technology relatively inexpensively, and extend the useful life of machines by allowing for the sequential use of multiple games on the same machine.

    The Company expects to generate revenue from the operating system by either selling or charging a daily or annual fee for a license that includes maintenance and upgrades for the system. Installations of the operating system are expected to be driven by the Company's ability to procure or develop and market games to be used in retrofitting existing slot machines, by the Company marketing new proprietary or custom designed games directly to casinos, and by third-party licensees marketing their own games which use the operating system. The Company believes that the success of its operating system plans will depend primarily on its ability to demonstrate, to the satisfaction of casino operators and game developers, the functionality and efficiency of the operating system for developing games, and on the Company's ability to procure sources of games, and/or develop games for the operating system internally.

  •
  Slot Games. The Company develops and markets slot game concepts and software programs for use on slot machines, either directly or through agreements with third parties. Products actively marketed include Hollywood™, Spider-Man®, Rubik's Cube®, The Three Stooges®, Let's Make A Deal®, The Honeymooners™, and Press Your Luck™games. The Company is developing either on its own or in cooperation with International Game Technology ("IGT") and is awaiting gaming regulatory approval on a number of additional game products for future commercialization, including extensions of The Three Stooges®, and Let's Make A Deal® games and first versions of Budweiser®, Daredevil™, Hulk™, Sydney Omarr's Horoscope, and

    Bigfoot®games. Such games may be deployed on the Company's operating system platform or on the platform of its partners. Descriptions of revenue-generating slot products follow:

  •
  Hollywood™ and Spider-Man®. In fiscal 2002, the Company received approvals in multiple markets for Hollywood™ and Spider-Man® slot games on its own operating system as an upgrade kit to be retrofitted to the WMS Industries, Inc. ("WMS") model 550 cabinet. Approvals and placements in additional regulatory jurisdictions are expected in fiscal 2003.

  •
  Let's Make A Deal®, The Three Stooges® and The Honeymooners™. During late fiscal 2001, the Company and IGT introduced Let's Make A Deal®, The Three Stooges®, and The Honeymooners™ slot games in multiple markets. Approvals and placements in additional regulatory jurisdictions are expected in fiscal 2003.

  •
  Press Your Luck™. In fiscal 2000, the Company received approvals in multiple markets for Press Your Luck™, its first slot game that runs on the Company's operating system. The Company continues to market Press Your Luck™ and has updated the game since its first introduction. Approvals and placements in additional regulatory jurisdictions on the Company's newest generation platform are expected in fiscal 2003.

        Games in development which are expected to be introduced in fiscal 2003 include:

  •
  Other Operating System-Based Games. In September 2002, at the Global Gaming Expo, the Company showcased a variety of slot games running on its new operating system. The Company expects to obtain initial gaming regulatory approvals for certain of these games in time for market introduction during fiscal 2003. The Company anticipates that it will use a variety of slot game cabinets for these games, all configured using the Company's operating system. Individual slot games may be marketed in new cabinets purchased from slot machine manufacturers or by retrofitting casino-owned slot machines with Company supplied electronics and software.

  •
  Sydney Omarr's Horoscope Slot Game Under Licensing, Development and Marketing Agreement with IGT. In mid-fiscal 2003, the Company expects to introduce the fourth game in its cooperative alliance with IGT.

  •
  Budweiser® Games. During 2003, the Company plans to introduce its first games related to a licensing agreement with Anheuser-Busch, Inc. The Company expects that there will ultimately be a variety of games under this agreement, on both mechanical stepper and video slot machine platforms. Games using the icons and images of the Budweiser® brand may be produced internally or in cooperation with third parties.

Product-Related Agreements

        The Company has historically entered into licensing and cooperative development, manufacturing and marketing agreements with various participants in the gaming industry and with licensors of intellectual property applicable to the Company's business. The Company expects that it will continue to pursue such arrangements. The listing below, while not exhaustive, provides an overview of such agreements and arrangements that were of benefit to the Company in fiscal 2002 or may be of potential future benefit, though they may not represent material income in either case. Most individual entertainment theme licenses have been excluded from this listing due to their similar nature (involving payment of royalties by the Company in exchange for the right to use specified intellectual property) and earlier disclosure, or because they remain confidential.

        The Company derived revenue from the following product-related agreements during fiscal 2002:

  •
  Licensing, Development, Marketing Agreements with IGT for Let's Make A Deal®, The Three Stooges®, The Honeymooners™ and Sydney Omarr's Horoscope. In July 2000, the Company entered into multi-year agreements that granted a license to IGT to develop and manufacture slot games based on these entertainment titles. Under the agreements, IGT develops the games for, and manufactures the games for use on, IGT's i960 game platform, and the Company purchases and markets the games in North America (except for The Three Stooges® in the state of Washington). After the Company and IGT each recover certain expenses, the revenues generated from these games are split equally between the Company and IGT in consideration of resources and services provided by each.

  •
  Slot Game Operating System Agreements. The Company has entered into license agreements for its operating system with several third parties, including Fleetwood Manufacturing, Inc. ("Fleetwood"). These agreements provide that the licensees may use the Company's operating system to program and operate gaming devices and, in return, will pay the Company a fixed rate per machine per day for each revenue-generating gaming device in which the operating system is used. The Company is responsible for the maintenance and upgrade of the operating system. Revenue was first generated by the Fleetwood license in early fiscal 2003 and the Company seeks to secure additional licensees and revenues for the use of its operating system.

  •
  Cross Licensing and Cross-Supplier Agreements with Mikohn Gaming Corporation ("Mikohn"). Under these agreements, the Company receives approximately $580,000 per year from Mikohn through fiscal 2004 for the license by the Company to Mikohn of certain intellectual property. The Company has also entered into cross-supplier agreements covering the purchase of shufflers from the Company by Mikohn and the purchase of signage, controllers, and table game displays from Mikohn by the Company.

        The Company began development of products under the following product-related agreements during fiscal 2002:

  •
  Slot Game Strategic Alliance Development and Distribution Agreements. Under these agreements, distributors, including Atlantic City Coin and Slot Service Company, Inc. ("A.C. Coin") and Sierra Design Group, will develop versions of the Company's slot game titles and will distribute these games in limited jurisdictions. The Company will be paid a royalty based on placement activity. Both A.C. Coin and Sierra Design Group began installing games under these agreements in early fiscal 2003.

  •
  Anheuser-Busch License Agreement. In November 2001, the Company entered into a licensing agreement with Anheuser-Busch, Inc. ("Anheuser-Busch") enabling the Company to use certain trademarks and copyrights relating to Anheuser-Busch and the Budweiser® brand in slot machines in certain licensed gaming establishments in the United States. The agreement provides that Anheuser-Busch will be compensated with daily royalties based on slot games placed in service.

  •
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

Customers and Marketing

        In North, Central and South America, Shuffle Master sells and services its shufflers, table games and slot products primarily through its own direct sales force and service department and a limited number of distributors. As of October 31, 2002, the Company had 16 sales employees and 75 service employees, with 49 service employees in 26 field locations and 26 service employees based in the Company's Las Vegas facility. In selected other international jurisdictions, the Company markets and services its shufflers and table games through its international distributor, Technical Casino Supplies, Ltd. ("TCS") and TCS' affiliated companies. As of October 31, 2002, the Company has placed its shufflers, table games and slot products in almost 600 casinos throughout the world. No individual customer accounted for more than 10% of total revenue earned during fiscal 2002.

        In order to market its products, the Company is subject to jurisdictional licensing requirements and must obtain approvals for all of its products. The Company maintains a significant number of licenses and intends to apply for approvals or clearances where it believes sufficient demand for its products exists. See additional discussion under "Gaming Regulation."

        Shufflers.    The Company's shuffler products are placed in casinos domestically and internationally. The Company believes its shufflers are the premier brand of shufflers in use. The Company leases and sells its shufflers to casinos and other lawful gaming establishments. As part of its strategy to maintain and expand its market position in the shuffler business, the Company has made a commitment to maintain a high level of service to its customers. For casinos within the Company's service areas, the Company provides regular preventive maintenance service and on-demand repair service on its leased equipment. The Company also provides service training to its customers and back-up shuffler units to the lessee. For casinos that purchase shufflers, the Company offers a service contract that provides service benefits similar to those on leased units, or a parts-only warranty contract. With the commercialization of the Deck Mate™ shuffler in late fiscal 2002, the Company has extended the market for shufflers into casino poker rooms and single deck or double deck blackjack tables. As a result, the Company now markets a full line of shufflers to accommodate virtually all of its customers' needs.

        Table Games.    The Company originally developed and marketed its table games to assist the market growth for its shufflers. The Let It Ride® table game was introduced to the gaming market in Nevada in 1993 and has since become an established specialty game due to its broad appeal to players who enjoy a more casual, social card game, or who are new to or intimidated by traditional table games. In North America, the Company markets the different versions of the game directly to casinos by licensing the games for a monthly fixed fee. In May 1999, the Company acquired Three Card Poker®, which the Company believes to be the fastest growing proprietary table game in the casino industry. The game is marketed in the same manner as the Company's other table games. In fiscal 2000, the Company began marketing Three Card Poker® internationally. In fiscal 2002, the Company sought regulatory approval for several new table game titles to extend its penetration of the table games market. Additionally in fiscal 2002, the Company began selling its recently acquired Bloodhound™ table game player tracking and rating product worldwide and began selling side-bet table systems in international jurisdictions.

        Slot Products.    The Company's detailed development, marketing and distribution plans for its slot operating system are being developed in conjunction with the evolution of the Company's technology and changing business conditions. The Company's business plans involve establishing multiple points of market entry for its slot games and operating system, including direct and distributor channels for the placement of games, use of the operating system in new slot machines and in older slot machines through retrofit installations. The Company has entered into strategic alliances with other slot game providers such as IGT, Bally Gaming, Inc., A.C. Coin, and Sierra Design Group to market its game titles. The Company either leases on a fixed or participation basis or sells its slot machines, operating system upgrade kits, and game titles to its customers.

Export Sales and Foreign Assets

        In fiscal 2002, 2001, and 2000, the Company had export revenue, primarily to Canada, the United Kingdom and Australia, which totaled 23%, 18%, and 22%, respectively, of total revenue. No foreign country accounted for more than 10% of total revenue for all periods presented. Long-lived assets outside the United States do not exceed 10% of total assets for all periods presented.

Product Supply Operations

        The Company's product supply operations consist primarily of the procurement, assembly, warehousing and shipment of shufflers, Let It Ride Bonus® tables, slot machines, slot machine operating system conversion kits, and associated parts and equipment. Parts include off-the-shelf items as well as components manufactured to the Company's specifications. The Company also manufactures a small number of parts in house. Parts are used for product assembly as well as service needs. Slot product supply operations include procuring slot machines, slot machine cabinets and associated equipment for lease or sale as required for the business, and also include procuring and stocking parts needed to retrofit casino-owned machines to new games. The Company strives to ensure that multiple suppliers exist for critical components, and solicits bids from various suppliers to ensure competitive pricing. Purchasing, warehousing, quality control, final assembly and shipping are conducted primarily at the Company's Las Vegas, Nevada facility, although small inventories are maintained and repairs are performed by the Company's field service organization.

Research and Development

        The Company believes that one of its strengths involves identifying new product opportunities and developing new products. The Company believes it has achieved a reputation for innovation and service, based on its development and market success of its shuffler and table game products, and most recently, its development of a computer slot machine operating system. The Company expects to continue to spend a significant portion of its annual revenues on research and development, including the acquisition of intellectual property from third parties.

        Shufflers.    The Company employs a staff of electrical, mechanical and software engineers to improve and upgrade its existing products and to develop new shuffler products. The engineering staff has extensive experience in card shuffling requirements and solutions and, excluding the conceptual beginning of the first single deck shuffler, has been instrumental in the development of all of the Company's shuffler products. During fiscal 2002, substantial progress was made on continuing development of the Company's shuffler products, resulting in further enhancement of the King™ continuous shuffler and the development of the Deck Mate™, a model adapted from design concepts acquired in the Company's purchase of the QuickDraw® shuffler line in fiscal 2001. In fiscal 2003, the Company will continue developing its next generation of shuffler products, deploying advances in shuffler technology and providing integration with products under development in its Table Games segment.

        Table Games.    During fiscal 2002, the Company developed several new table games, including Crazy 4 Poker™, High Five Poker™, and Triple Shot Bonus™. Additionally, the Company purchased the patent, technology, and products of Casino Software Services, LLC and employed the firm's owner as a software engineer to further develop its technology and products. One product, Bloodhound™, formerly named Blackjack Survey Voice, involves tracking table game player skills and monitoring table security. In fiscal 2003, the Company will continue to develop and market these products to produce automated player tracking and security solutions, all of which will be integrated with the Company's next generation of shufflers.

        Slot Products.    During fiscal 2002, the Company's slot product development group completed development of the second generation of the Company's slot operating system platform, which includes improved and enhanced core software and protocols. The Company tested this second generation platform and received gaming regulatory approval from several jurisdictions. Development of platform and game concepts and technologies is performed internally as well as by third party game partners, many of whom were trained by the Company in fiscal 2002 to develop games using the Company's platform. Also during fiscal 2002, the Company began the development of other platform enhancements, including automated ticketing, to expand its slot product marketing opportunities. The

Company will submit these enhancements for regulatory approval during fiscal 2003 and expects that substantial additional development efforts will be required to maintain and grow a competitive position in this segment and to meet more complex customer requirements.

        Research and development expenses were $6,845,000, $6,021,000, and $4,958,000 in fiscal 2002, 2001, and fiscal 2000, respectively.

Competition

        In general, the Company competes with other gaming and entertainment products, including without limitation, slot games, various table games, poker, sportsbook, keno, blackjack, and bingo, for space on the casino customer's floor to earn its product revenue; it faces competition from both products outside of and within its product segments. Within each segment, the Company has specific competition, as follows:

        Shufflers.    One area of competition to the Company in placing shufflers comes from hand dealt games, as the majority of table games worldwide are still hand dealt. Additionally, several other companies have developed and are marketing automatic card shufflers and the Company believes that those companies are continually working to obtain regulatory approvals and commercial placement of their equipment. In recent years, several competitive shuffler products have been placed in casinos in modest quantities, including those offered by Casinos Austria Research and Development ("CARD"), an Austrian company marketing the Shuffle Star and One2Six™ shuffler, VendingData, a U.S. company marketing a multi-deck batch shuffler, and Ten Stix, Inc., a U.S. company marketing the Pro Shuffler™. While reliable information on competitive placements is not practically obtainable, the Company believes that competitors' worldwide placements are approximately 1,000 units. CARD has no substantive presence in the U.S., while VendingData and Ten Stix have minimal presence outside the U.S. In general terms, competitors have achieved placements by offering products at prices that are often lower than the Company's prices. The Company believes, due to its patent and other intellectual property protections, that it has the only complete line of shuffler products, including single deck, multi-deck batch, multi-deck continuous and poker room shufflers, and that its products provide higher levels of reliability and security. In addition, the Company supports its shuffler products with a national and international service network that other companies cannot easily duplicate. These beliefs notwithstanding, the Company cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of the Company's shufflers in the future.

        Table Games.    The supplier market of table games is characterized by numerous competitors who develop and license proprietary table games to casinos. Significant proprietary table game titles include Caribbean Stud®, Royal Match 21®, Lucky Ladies™, and Spanish 21®, among others. The Company and these competitors also compete against public domain table games such as blackjack and baccarat. Participation by smaller vendors in table games, compared to other gaming products, is enabled by the lower cost and complexity of development, as well as by reduced regulatory requirements of these products. These competitors typically compete on the basis of price, brand recognition of their games, and strength of their intellectual property. The Company competes on these bases, as well as on strength of its extensive sales, service and distribution channels. The Company has been able to increase placements because of the growth of the table game market and by displacing other table game products. In the future, table game competitors could market table games that might displace Company products.

        Slot Products.    The development and marketing of slot games to the casino industry is intensely competitive. A number of the Company's slot game competitors and potential competitors have significantly greater research, development, manufacturing, marketing and service capabilities and have greater financial and personnel resources than the Company. Additionally, these competitors compete on the brand recognition, pricing, product reliability and intellectual property strength of their slot games.

        The competitive environment relating to the Company's slot machine platforms is constantly evolving. The Company is aware that a number of large, well established slot machine manufacturers are developing or have developed computer-based hardware and software platforms that may directly or indirectly compete with the Company's slot machine operating system. The Company is unable to compare its technology to that of its potential competitors because such competing technology is either not yet in the marketplace or is generally kept confidential. The Company is not aware of any other competitor that has introduced or announced plans to offer a standardized software and hardware platform that is open to all potential users and that is applicable to a variety of gaming machines, new or used. To use the Company's operating system in a given slot machine, it is necessary for the Company to create the electronic interface boards and software interfaces to operate the components in a particular machine design. While no assurance can be given, the Company believes that many primary slot machine manufacturers that depend on new slot machine sales for revenue growth are unlikely to pursue the Company's strategy of marketing an open access, industry standard operating system because such a strategy could reduce new machine sales.

Seasonality and Business Fluctuations

        Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of the Company's products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Intellectual Property

        The Company believes that its patents, trademarks, licenses, copyrights and trade secrets are significant assets, provide a competitive advantage for the Company, and are critical to the Company's future profitability and growth. The Company protects its investment in research and development by patenting its technologies. The Company also acquires patents and other intellectual property and routinely acquires and grants intellectual property licenses. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, or delays in using its intellectual property to develop products could adversely affect the Company's future results of operations and its financial position.

        Patents.    The Company and its subsidiaries currently own 45 United States utility patents and 41 international patents related to its shuffles, table and slot game technologies. Products protected in whole or in part by these patents include all of its shufflers, its Let It Ride® and Three Card Poker® table games, the automated bet detection feature on its table games, the Yoseloff proprietary slot reel mapping algorithm, slot bonus game scoring methods, and a number of unique technology and game play methods used in the Company's slot products. The Company also holds patents to table and slot games that have not yet been introduced, in addition to shuffler technology that has not yet been commercialized. Most of these patents have a life of 20 years from the date the patent application was filed and no patent will expire before the year 2007. Furthermore, the Company has numerous patent applications pending and unfiled patent applications for its present and future products.

        In fiscal 2002, the Company received 15 new U.S. utility patents and five new international patents. Patent applications filed or issued in fiscal 2002 sought protection for innovations and improvements in card handling technology, live table game equipment, table game play methods, slot game operating system architecture, and slot game play methods. The Company has patents pending on several new internally developed products, including its Deck Mate™ shuffler, its Crazy 4 Poker,™ High Five Poker,™ and Press Your Luck™ Blackjack table games, and new software and hardware features in its slot game operating system. No assurance can be given that any such patents will issue or that the patents currently held or new patents that may issue will be or remain valid or will provide any competitive protection for the Company's products.

        In addition to its internally developed patents, the Company acquired card game monitoring technology and a patent for the electronic recognition of wagers on a live table game from Casino Software and Services, LLC in fiscal 2002. The Company plans to continue to develop products related to this technology and patent in fiscal 2003.

        Trademarks.    The Company owns 35 federal trademark registrations in the United States and 48 trademark registrations internationally, including U.S. and foreign registrations for Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker®, Shuffle Master Gaming®, ACE®, King®, and QuickDraw®, among others. The Company currently has 40 pending U.S. trademark applications, as well as numerous foreign trademark applications. The Company has not only aggressively sought protection of its current product names, but it has also sought protection for a number of names it plans to use in the future.

        Licenses.    The Company both acquires and grants licenses of intellectual property to develop and earn revenue from its products. This licensed intellectual property includes patents, trademarks, copyrights, character rights, and technology. These licenses are subject to various conditions and restrictions and typically involve the Company either paying or charging royalties on a fixed or unit basis. While the Company does not believe that any of these current license agreements are in jeopardy of being terminated, the Company can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to the Company.

        The Company acquires intellectual property licenses primarily to develop its products. Such intellectual property includes table game play method and equipment patents, slot game technologies for its operating system, and third-party theme title trademarks for use in its slot games. These theme title trademarks include The Honeymooners™, The Three Stooges™, Let's Make a Deal™, Press Your Luck™, and certain intellectual property trademarks owned by Anheuser-Busch and Marvel Comics, among others. Competition related to the acquisition of licenses in the past few years has increased dramatically.

        The Company also grants licenses of its intellectual property to numerous casino customers, other gaming equipment manufacturers, and slot game program developers. The Company typically earns license royalties on a fixed or unit basis and on a lifetime or periodic basis. The Company licenses, as part of its agreements with its customers, virtually all the intellectual property associated with its Table Game and Slot Products segments. It also licenses intellectual property to manufacturers such as IGT, Mikohn, Fleetwood, A.C. Coin, and Sierra Design Group, principally game themes and operating system software used in its Slot Products segment. Finally, the Company licenses its slot game operating software to third-party slot game software programmers who develop games on the Company's operating system platform for use in Company or third-party slot games.

        Infringement and Other Intellectual Property Protection.    The Company is not aware that any of its products, game play methods or operating system technology infringe the patents and other intellectual property rights of others. However, the Company is subject to litigation regarding patent infringement in several cases. For a fuller discussion of these cases see "Item 3. Legal Proceedings" included in this annual report. In addition to patents, the Company protects much of its intellectual property with copyrights, trademark registrations and non-disclosure agreements. No assurance can be given that the Company will be successful in maintaining the confidentiality of its proprietary information. Further, costs associated with defending and pursuing infringement claims can be substantial. In the absence of a valid patent, copyright, trademark or trade secret protection, the Company would be vulnerable to competitors who could lawfully copy the Company's products.

Employees

        As of October 31, 2002, the Company had 213 full-time, three part-time and 12 temporary contract employees. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

Gaming Regulation

        The Company is subject to and significantly affected by a wide range of complex gaming industry-specific laws and regulations in the 159 jurisdictions in which it is licensed. Jurisdictions include both individual states and Native American tribes domestically and individual provinces and countries internationally. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approval, and finding of suitability processes for the Company, its products, its key personnel, and major shareholders can be lengthy and expensive. Generally, jurisdictions require that the Company and its key personnel be found suitable and/or be licensed, that its products be reviewed and approved before placement, and that shareholders with significant ownership in the Company also be licensed or found suitable. Additionally, most jurisdictions require the reporting of certain transactions and are concerned with the Company's accounting practices, internal controls, and the fair operation of its technology.

        The Company has never been denied a license, permit or approval necessary to do business in any jurisdiction. Although approvals for the Company's current products have been granted by gaming regulatory agencies, there can be no assurance that the Company, its current or future products or its key personnel will receive or maintain any necessary gaming licenses, other approvals or findings of suitability. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to provide its products through other licensed entities at a reduced profit to the Company. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect the Company.

        The Company is licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator in Nevada. The Company is a gaming related casino service industry licensee in New Jersey and holds supplier, manufacturer and distributor licenses in numerous other jurisdictions throughout North America. The Company has most recently obtained necessary licenses to do business in Arizona and New York, due to the expansion of Native American gaming in both states, and will continue to apply for licenses in new or expanding gaming markets where significant business opportunities exist.

        Each of the Company's products is subject to extensive testing and review by multiple state, jurisdictional and third party laboratories. The testing associated with newer products, such as the Company's slot platform, is generally more rigorous than products that have been previously reviewed by laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. The time associated with formal product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the process. Additionally, product testing is subject to changing standards, as a result of which, the Company may be required to upgrade or revise its products. The laboratories responsible for testing are believed to be handling a much greater number of product submissions and are also believed to be under the pressure of limited funding and resources. Such limitations could cause the

Company's product approvals to be delayed for unknown periods of time. A description of significant regulatory issues related to each of the Company's product segments follows:

        Shufflers.    The Company has obtained approvals for its shuffler products in substantially all gaming markets in North America where casino and poker gaming is legalized and has filed for approval of its shuffler products and related software in additional international jurisdictions. The Company's card shufflers and related software are classified and approved as associated equipment in Mississippi, Louisiana, Illinois, and a number of other jurisdictions and as gaming equipment in Nevada, New Jersey, Missouri and Iowa. Associated equipment is equipment that is not classified as a gaming device or gaming equipment, but, due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although the classification of the shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

        Table Games.    The Company's basic Let It Ride®, Let It Ride Bonus®, and Three Card Poker® table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Equipment related to the Let It Ride Bonus® table game is regulated in Nevada, Mississippi, New Jersey and most other jurisdictions as associated equipment. Similar approvals will be required for any future table games and related equipment.

        Slot Products.    Most gaming authorities classify the Company's slot game machines and slot game operating system as gaming devices. A gaming device is generally defined as a video machine or mechanical, electrical device the operation of which, upon payment of consideration, entitles a person to receive something of value. Although the regulations may vary by each jurisdiction, there are approval, reporting, and notice requirements required by nearly all major gaming jurisdictions. Additionally, slot game machines and software are classified as gambling devices under federal law. The Company is registered pursuant to the Federal Gambling Devices Act of 1962 (the "Federal Act"). The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gambling devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. In order to manufacture, sell, deliver or operate certain of its current and proposed slot products, the Company must renew its federal registration annually and comply with its various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

        General Gaming Regulation of Stockholders of Publicly Traded Corporations.    In most jurisdictions, any beneficial owner of the Company's common stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, and undergo investigation to be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of the Company's common stock are subject to reporting procedures and may be subject to background investigations, including submission of personal and financial information required to be licensed, qualified or found suitable.

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

        The Company is registered with the Nevada Commission as a publicly traded corporation and is licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that the Company violated gaming laws, the approvals and licenses it holds could be limited, conditioned, suspended or revoked, and the Company and the persons involved could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, slot game, slot game operating system, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and, in some cases, the Nevada Commission. The Company must regularly submit detailed financial and operating reports to the Nevada Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission.

        Officers, directors and certain key employees of the Company are required to be found suitable by the Nevada Commission, and employees associated with gaming must obtain work permits, which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Commission. Changes in specified key positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

        The Nevada Commission may also require anyone having a material relationship or involvement with the Company to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. Any person who acquires more than 5% of the Company's voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of the Company's voting securities is required to apply for a finding of suitability. Under certain circumstances, an "Institutional Investor," as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. During fiscal 2002, the Nevada Commission amended its regulations pertaining to Institutional Investors to temporarily allow an Institutional Investor to beneficially own more than 15% but not more than 19% if the ownership percentage results from a stock repurchase program. These Institutional Investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An Institutional Investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a security holder or to have any other relationship with the Company, the Company: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or (iii) gives remuneration in any form to that person. If a security holder is found unsuitable, the Company may itself be found unsuitable if it fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

        The Nevada Commission may also, in its discretion, require any other holders of a debt or equity security of the Company to file applications, be investigated and be found suitable to own the debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, the Company may be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividends, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

        Approvals are required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if the Company were to adopt a plan of recapitalization proposed by the Company's Board of Directors in opposition to a tender offer made directly to its shareholders for the purpose of acquiring control of the Company.

        During fiscal 2002, the Company formally adopted a compliance plan and formed a compliance committee in accordance with Nevada Gaming Commission requirements. The compliance committee meets quarterly and is responsible for implementing and monitoring the Company's compliance with regulatory matters. The compliance committee reviews information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with the Company.

        Other Jurisdictions.    All jurisdictions in which the Company is licensed require various permits and/or approvals for and reporting of certain transactions by manufacturers and distributors of gaming devices, table games, and associated equipment. In general, such requirements are similar to those of Nevada.

        Application of Future or Additional Regulatory Requirements.    The Company intends to maintain its existing licenses and seek the necessary licenses, approvals and findings of suitability for the Company, its products and its management personnel in new jurisdictions where sales opportunities are anticipated. However, there can be no assurance that such new licenses, approvals or findings of suitability will be obtained or that the Company's existing licenses will not be revoked, suspended or conditioned. There can also be no assurance that the Company will be able to obtain the necessary approvals for its products as they are developed. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from distributing its products for use in the respective jurisdiction or may be required to provide its products through other licensed entities at a reduced profit to the Company.

ITEM 2. PROPERTIES

        The Company leases an approximately 32,000 square foot facility in Nevada for substantially all of its business activities. Shuffler and table game research and development and other administration activities are located in an approximately 5,000 square foot facility in Minnesota. Slot operating system and game software research and development activities are located in an approximately 10,900 square foot facility in Colorado. The Company also leases other facilities with approximately 19,000 aggregate square feet for field service centers in various locations in the United States and internationally. The leases are not individually significant. Management believes that its existing properties are suitable and adequate for its current needs and that additional facilities are available within the Company's current locations to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

        The Company's current material litigation is described below. Litigation is inherently unpredictable. The Company's current assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result not expected by the Company, there could be a material impact on the Company's results of operations or financial position. The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period. The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

        IGCA.    In April 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph J. Lahti, the Company's former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies the plaintiff's claims and believes it will prevail in the lawsuit.

        VendingData.    In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities. The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants have infringed two of the Company's patents and seeks an unspecified amount of damages and a permanent injunction against the defendants' infringing conduct. The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity. The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants' counterclaim, and believes it will prevail in its infringement action, including with respect to defendants' counterclaim.

        Awada.    In September 2002, Yehia Awada and Gaming Entertainment, Inc sued the Company. The suit was filed in the Second District Court of the State of Nevada, in Clark County, Nevada. The defendants are the Company and Mark L. Yoseloff, the Company's CEO and Chairman. The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs' 3 Way Action® table game. The complaint seeks an unspecified amount of damages. The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs. The Company completely denies the plaintiffs' allegations in complaint. The Company also believes it will prevail in its cross-complaint.

        WMS.    In September 2002, WMS filed a lawsuit for trademark infringement and tortious interference with contract in the Federal District Court for the Southern District of Nevada in Las Vegas, Nevada. The suit relates to the Company's manufacturing and selling of its upgrade kits for WMS model 550 slot machines. This suit was filed following a declaratory relief action, dealing with the same causes, initiated by the Company in the Federal District Court for the District of Minnesota, in Minneapolis, Minnesota, that has now been voluntarily dismissed by the Company so that all of the claims can be resolved by the Nevada court. WMS has recently amended its complaint to add a cause of action for patent infringement, alleging that certain of the Company's slot products contain a bonus round feature method which infringes two of WMS' patents. WMS is seeking a preliminary and permanent injunction to enjoin the Company from using the allegedly infringing bonus round feature method in its products, as well as an unspecified amount of damages. The Company completely denies any liability or wrongdoing in any manner relating to WMS or any of its claims in the lawsuit and specifically denies that WMS is entitled to any injunction. The Company expects that it will prevail in the lawsuit filed by WMS and that the Company will be found to have not violated any of WMS' rights.

        CARD.    In September 2002, the Company filed a patent infringement suit against CARD, Casinos Austria AG, John Huxley Casino Equipment Limited and John Huxley USA, Inc. The suit was filed in the Federal District Court for the District of Minnesota, in Minneapolis, Minnesota. The complaint alleges that the One2Six™ shuffler manufactured and owned by CARD and Casinos Austria and distributed by the Huxley defendants violates two of the Company's shuffler patents. The suit seeks a permanent injunction against the selling of the One2Six™ shuffler in the United States, and an unspecified amount of damages for the defendants' infringement. In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant's distribution and other marketing activities of the One2Six™ shuffler in Australia was infringing one of the Company's Australian patents. The Company intends to add CARD and Casinos Austria to that lawsuit. A permanent injunction against the selling of the One2Six™ and an unspecified amount of damages are being sought in the Australian action. The Company believes that it will prevail in both of these infringement actions.

        In the ordinary course of conducting its business, the Company is from time to time involved in other litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Stock Listing: The Company's common stock is traded on The Nasdaq Stock Market under the symbol SHFL. As of January 27, 2003, there were approximately 400 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information collected as of January 27, 2003, the Company estimates that it has 8,400 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of the Company's common stock for the years ended October 31, 2002 and 2001 as adjusted to reflect the three-for-two stock split of the Company's common stock effective June 2001:

	2002		2001
	High	Low	High	Low
First Quarter	$18.40	$11.67	$13.17	$7.25
Second Quarter	24.41	15.45	19.90	10.08
Third Quarter	23.00	14.21	23.30	15.15
Fourth Quarter	24.24	15.74	18.80	8.70

        Dividend Policy: The Company has not paid dividends on its common stock.

        Transfer Agent: The Company's transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

        Securities Authorized for Issuance Under Equity Compensation Plans: The information under the caption "Equity Compensation Plan Information" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share and ratio amounts)
Operating Results:
Revenue	$56,128	$47,960	$38,860	$28,926	$27,124
Income from Operations	$20,741	$17,000	$13,149	$5,286	$4,313
Net Income	$14,020	$11,595	$8,537	$3,598	$3,343
Weighted Average Shares Outstanding, Diluted	18,316	18,518	17,107	17,913	21,945
Balance Sheet as of October 31:
Cash, Cash Equivalents, and Investments	$19,422	$18,703	$6,619	$5,641	$8,472
Working Capital	$31,775	$19,290	$12,068	$7,427	$11,352
Total Assets	$60,603	$52,399	$34,614	$30,605	$28,293
Long-Term Obligations	$1,518	$—	$97	$677	$1,217
Shareholders' Equity	$50,267	$40,566	$28,010	$21,402	$21,895
Common Shares Outstanding	17,276	17,609	16,315	16,818	18,033
Current Ratio	4.6	2.6	2.9	1.9	3.2
Per Common Share:
Earnings per Common Share, Basic	$0.79	$0.67	$0.52	$0.20	$0.15
Earnings per Common Share, Diluted	$0.77	$0.63	$0.50	$0.20	$0.15
Book Value as of October 31	$2.91	$2.30	$1.72	$1.27	$1.21
Dividends Declared	$—	$—	$—	$—	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Shuffle Master, Inc. develops, manufactures, and markets technology-based products for the gaming industry. The Company's product lines include card shuffler products, table and slot games, and gaming related software. The Company's shuffler offerings are available to casinos through either a purchase or lease, table game products are typically available on a monthly license royalty fee basis, and slot games and the Company's operating system are generally offered for sale or lease on a daily fee basis. The Company markets its products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor.

        The Company's lease and licensing of its shufflers, table games and slot products to casino customers involves purchasing inventory for the manufacture and servicing of products and subsequently transferring such inventory to systems and equipment leased and held for lease.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

        The following table sets forth selected financial percentages derived from the Company's consolidated financial statements:

	Year Ended October 31,
	2002	2001	2000
Revenue by segment:
Shufflers	51.1%	57.8%	56.7%
Table Games	35.5%	31.7%	31.4%
Slot Products	13.2%	9.8%	5.5%
Other	0.2%	0.7%	6.4%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue	24.5%	26.1%	26.9%

Gross margin	75.5%	73.9%	73.1%
Selling, general and administrative	26.3%	25.9%	26.5%
Research and development	12.2%	12.6%	12.8%

Income from operations	37.0%	35.4%	33.8%
Interest income, net	1.2%	1.5%	0.8%

Income before income taxes	38.2%	36.9%	34.6%
Provision for income taxes	13.2%	12.7%	12.6%

Net income	25.0%	24.2%	22.0%

FISCAL 2002 COMPARED TO FISCAL 2001

        Revenue

        Total revenue for the fiscal year ended October 31, 2002 was $56,128 compared to $47,960 for the prior fiscal year. This 17% increase in revenue includes contributions from each of the Company's operating segments.

        Shufflers Segment:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Shuffler lease revenue	$16,258	$16,026	$232	1.4%
Shufflers under lease (units)
Single deck shufflers	2,019	1,937	82	4.2%
Multi-deck shufflers	1,218	1,138	80	7.0%

Total	3,237	3,075	162	5.3%

        Shuffler lease revenue for fiscal 2002 increased 1.4% compared to the prior fiscal year. Shuffler units under lease at October 31, 2002 increased 162 units, or 5.3%, from a year ago. The revenue increase from the greater unit volume was offset by lower average lease rates. The increase of 162 units under lease during fiscal 2002 includes the net placement of 233 ACE® shufflers, 64 King™ shufflers, 153 multi-deck batch shufflers, and 15 Deck Mate™ shufflers, offset by the conversion of 276 leased units to sold units and the net removal of 27 other single deck shufflers.

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Shuffler sales and service revenue	$12,435	$11,690	$745	6.4%
Shufflers sold (units)
Single-deck shufflers	587	474	113	23.8%
Multi-deck shufflers	618	576	42	7.3%

Total units	1,205	1,050	155	14.8%

Average unit price (dollars)	$8,904	$9,870	$(966)	(9.8)%

        Shuffler unit sales for fiscal year 2002 increased 155 units or 14.8% compared to the prior fiscal year. The increase in sold units reflects strong foreign sales activity. However, foreign sales transactions generally have lower unit prices. Thus, the average unit price per shuffler sold during the fiscal year 2002 has declined. Sold units include the conversion of 276 and 378 leased units to sold units during fiscal years 2002 and 2001, respectively.

        Table Games Segment:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Table royalties	$18,437	$15,140	$3,297	21.8%
Table sales	$1,479	$83	$1,396	1,681.9%
Table games installed (royalty units)
Three Card Poker®	829	570	259	45.4%
Let It Ride Bonus®	562	535	27	5.0%
Let It Ride® basic	92	143	(51)	(35.7)%
Other	34	22	12	54.5%

Total	1,517	1,270	247	19.4%

        The increase in table royalty revenue for fiscal year 2002, compared to the prior fiscal year, was primarily due to the net placement of Three Card Poker® tables. Additionally, in mid fiscal year 2002, the Company increased the list price for the Three Card Poker® and Let It Ride® table games by approximately 50%. The increase in Let It Ride Bonus® tables includes conversions from the basic table.

        Fiscal year 2002 table sales are comprised primarily of foreign sales of side-bet table systems and the sale of lifetime licenses for multi-tiered tournament games.

        Slot Products Segment:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Slot lease revenue	$6,626	$4,420	$2,206	49.9%
Slot sales	$789	$262	$527	201.1%
Slot games installed (lease units)
Cooperative slot games	565	522	43	8.2%
Company slot games	200	198	2	1.0%

Total	765	720	45	6.3%

        Slot lease revenue for fiscal year 2002 increased $2,206 or 49.9% from the prior fiscal year. Late in fiscal year 2001, the Company began placements of its cooperatively-developed Let's Make a Deal® and The Three Stooges® slot products. The Honeymooners™ placements began in early fiscal year 2002. The slot lease revenue increase in fiscal year 2002 is substantially attributed to having placements of these products for a full fiscal year. The increase in revenue from cooperative slot games in fiscal 2002 is offset by fiscal 2001 revenue from IGT that did not recur in fiscal 2002. Specifically, fiscal year 2001 included $1,500 in revenue related to provisions of the Company's fiscal 2000 slot games agreements with IGT ("IGT Agreements"), compared to $250 for fiscal year 2002. The agreements prescribed minimum profits due to the Company based on fiscal year 2001 product rollout schedules.

        The installed base of total leased units at October 31, 2002 is consistent with the base a year ago. New placements during fiscal year 2002 were substantially offset by removals, reflecting continuing resistance to participation pricing by some casino operators.

        The increase in slot sales for fiscal year 2002 represents initial sales of new products that received regulatory approval in certain jurisdictions beginning in July 2002. The products include the Company's slot machine operating system, slot machine upgrade kit, and its Hollywood™ and Spider-Man® game titles. Upgrade kits allow customers to convert certain of their existing slot machines to run the Company's operating system and games.

        Other Revenue: Other revenue decreased to $104 for fiscal year 2002 compared to $339 for the prior fiscal year due to the termination of the Company's joint marketing agreement with TCS America, Inc. in January 2001.

        Gross Margin

        Gross margin for fiscal year 2002 was 75.5% as a percentage of revenue, compared to 73.9% for the prior fiscal year. The comparison reflects several factors. Gross margins have been positively impacted in fiscal year 2002 by improved slot product margins and better absorption of indirect cost of sales due to increased production levels. Negative gross margin impacts include the aforementioned fiscal year 2001 revenue of $1,500 under the IGT Agreements which did not recur in fiscal year 2002 and a greater volume of foreign shuffler sales in fiscal year 2002. Foreign shuffler sales generally have lower gross margins than domestic sales.

        Operating Expenses

        Selling, general and administrative expenses ("SG&A") increased by $2,331, or 18.8%, to $14,748 for fiscal year 2002 compared to the prior fiscal year. SG&A costs increased proportionate to the increase in revenue during fiscal year 2002, with the exception of health care and legal costs which were higher in fiscal year 2002. As a result, fiscal year 2002 SG&A, as a percentage of revenue, increased to 26.3% from 25.9% for fiscal year 2001.

        Research and development expenses increased by $824, or 13.7%, over the prior fiscal year to $6,845 for fiscal year 2002. These increases resulted from activities to support next generation shufflers and new slot game and slot operating system development. As a percentage of revenue, research and development expenses for fiscal year 2002 were 12.2% compared to 12.6% for the prior fiscal year.

        Interest Income, Net

        Interest income, net, for fiscal year 2002 was $663 compared to $702 for the prior fiscal year. Cash and investments increased to $19,422 at October 31, 2002 from $18,703 a year before. The decrease in interest income reflects lower average interest rates earned on cash and investment balances offset by higher average investment balances during fiscal year 2002.

        Income Taxes

        The Company recorded income tax expense at an effective rate of 34.5% for both fiscal years 2002 and 2001. During the year ended October 31, 2002, the Company recorded an $8,571 income tax benefit related to deductions for employee stock option exercises. The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no effect on the Company's provision for income taxes. The resulting prepaid income taxes balance of $5,685 is expected to be realized during fiscal year 2003.

        Earnings Per Share

        The Company earned $0.77 per diluted share for fiscal year 2002, compared to $0.63 per diluted share for the prior fiscal year. Fiscal year 2002 diluted weighted average shares outstanding decreased to 18,316,000 from 18,518,000 for fiscal year 2001. The decrease in diluted weighted average shares outstanding reflects the repurchase of 896,000 shares offset by the exercise of 551,000 stock options. Additionally, the dilutive impact of common stock options outstanding on weighted average shares decreased by 675,000 shares to 618,000 shares for fiscal year 2002 from 1,293,000 shares for the prior fiscal year. The decrease in the dilutive effect is a result of fiscal year 2002 stock option exercises, which decreased the number and dilutive impact of common stock options that could be exercised.

FISCAL 2001 COMPARED TO FISCAL 2000

  Revenue

        Shufflers Segment:    Revenue for fiscal 2001 was $47,960, an increase of $9,100, or 23.4%, from the prior year. Shuffler lease revenue was $16,026 in fiscal 2001 compared to $13,118 in the prior year, an increase of 22.2%. The installed base of shufflers on lease increased by 140 units, or 4.8%, to 3,075 at October 31, 2001, from 2,935 units at October 31, 2000. As of October 31, 2001, the installed lease base of single deck shufflers on lease was 1,937 units, a net increase of 132 units, or 7.3%, between the years. This increase was attributable to the net placement of 245 ACE® shufflers on lease in fiscal 2001, offset by a net reduction of 113 BG shufflers, the majority of which were exchanged for ACE® shufflers. Included in the total installed lease base of single deck shufflers were 1,862 ACE® and 75 BG shufflers as of October 31, 2001. In addition, as of October 31, 2001, the installed lease base of multi-deck shufflers was 1,138 units, an increase of eight units, or 0.7%, between the years. This slight increase related to the net placement in fiscal 2001 of 95 King™ leased shufflers, offset by a net reduction of 87 leased multi-deck batch shufflers. Included in the total installed lease base of multi-deck shufflers were 469 King™ shufflers and 669 multi-deck batch shufflers as of October 31, 2001. Shuffler sales in fiscal 2001 increased 34.4% to $10,364, compared to $7,709 in fiscal 2000. Unit sales totaled 1,050 in fiscal 2001 compared to 770 in fiscal 2000, an increase attributable to the sales of 459 ACE®, 321 King™ and 222 multi-deck batch shufflers. Fiscal year 2001unit sales included sales of

672 units plus 378 units converted to a sale from a lease, as compared to 618 unit sales and 152 conversions in the prior year. The average revenue per shuffler sold decreased to $9,870 in fiscal 2001 from $10,012 in fiscal 2000 due to a change in the mix of shufflers sold toward sales of lower-priced multi-deck shufflers.

        Table Games Segment:    Revenue from table games increased by $3,024, or 24.8%, to $15,223 in fiscal year 2001. Included in this category for fiscal 2001 was revenue from Let It Ride Bonus®, Let It Ride® basic, sales of associated equipment for Let It Ride Bonus® and Three Card Poker®. Let It Ride Bonus® table revenue increased by $1,151 to $9,628 as bonus table counts increased by 7% to 535 at October 31, 2001 from 500 at October 31, 2000. Let It Ride® basic table revenue decreased by $277 to $1,114 as the installed base of basic tables in casinos decreased to 143 at October 31, 2001 from 186 tables as of October 31, 2000. Substantially all of the net decrease in basic tables resulted from casinos converting basic tables to Let It Ride Bonus® tables. Three Card Poker® revenue increased by $2,057 to $3,299 in fiscal 2001 as table counts increased by 94.5% to 570 units at October 31, 2001 from 293 units at October 31, 2000.

        Slot Products Segment:    Slot revenue increased by $2,546, or 119.2%, to $4,682 in fiscal 2001. This increase was primarily due to the rollout in fiscal 2001 of games under the IGT Agreements as well as the recording of $1,500 in revenue related to other provisions of those same agreements. The two new games introduced under the IGT Agreements, The Three Stooges® and Let's Make A Deal®, added an incremental $915 in slot lease revenue for 2001 compared to 2000. Additionally, the Company earned an incremental $1,058 in 2001 compared to 2000 from having a full year of daily fee slot revenue and operating system fee revenue on its Press Your Luck™ game. The installed base of slot games increased to 720 units at October 31, 2001 from 545 units at October 31, 2000. This installed base included 272 The Three Stooges® games and 199 Let's Make A Deal® games under the IGT Agreements as well as 106 Five Deck Poker® games, 92 Press Your Luck™ games and 51 Bally Let's Make A Deal® games.

        Other Revenue:    Other revenue decreased to $339 from $2,508 due to the receipt in fiscal 2000 of $1,000 in non-exclusive license fees related to the Company's math algorithm technology used in slot game design and the receipt of a $200 technology evaluation fee. Additionally, other revenue decreased beginning in January 2001 when the Company sold its interest in the revenue and assets associated with Chipper Champ™ machines in January 2001 and stopped recurring related lease and sales revenue.

        Gross Margin

        Gross margin increased to 73.9% in fiscal 2001 from 73.1% in fiscal 2000. Excluding the recording of $1,500 in revenue related to provisions of the Company's agreements with IGT in fiscal 2001 and the receipt of $1,200 in non-recurring license and evaluation fee income in fiscal 2000, gross margin would have been 73.0% in fiscal 2001 and 72.2% in fiscal 2000. This increase in gross margin in fiscal 2001 is attributed to a shift in sales mix toward and higher margins in the Company's gaming products segment, offset slightly by an increase in unapplied manufacturing overhead.

        Operating Expenses

        Selling, general and administrative expenses increased by $2,120, or 20.6% to $12,417 in fiscal 2001 compared to $10,297 in fiscal 2000. The Company incurred $547 in administrative costs in its Australian QuickDraw® subsidiary after acquiring it in April 2001. Executive costs increased by $503 in fiscal 2001 due to the additions of an executive vice president and an additional in-house counsel along with other recruiting expenses. Information system staffing and hardware expenses increased by $365 in fiscal 2001 as part of the Company's ongoing program to upgrade the Company's information systems. Compliance, marketing and accounting expenses increased by $267, $161, and $160, respectively, from the prior year due to increased staffing, regulatory licensing, and product approvals in support of the Company's growing product lines. Outside legal expenses increased by $80 to $453 in fiscal 2001 due to litigation with IGT, which was settled in July 2001, and other pending litigation.

        Research and development expenses increased by $1,063, or 21.4%, to $6,021 in fiscal 2001. Substantially all of this increase related to having a full year of increased staffing for video slot game and operating system development, contract programming, and the purchase of development hardware and parts.

        Interest Income, Net

        Interest income increased to $728 from $339 in fiscal 2001 due to the increase in cash and investment balances during fiscal 2001. Interest expense was $13 and $45 in fiscal 2001 and 2000, respectively.

        Income Taxes

        The provision for income taxes was based on an effective tax rate of 34.5% in fiscal 2001 compared to 36.5% in fiscal 2000. This rate decrease reflects a shift of the Company's taxable income to more favorable tax jurisdictions and increased federal research and experimental credits for fiscal 2001.

        Net Income and Earnings Per Common Share

        Net income was $11,595, or $.63 per diluted share in fiscal 2001, compared to $8,537, or $.50 per diluted share in fiscal 2000. Weighted average common shares—assuming dilution, increased to 18,518,000 shares in fiscal 2001 from 17,107,000 in the prior year due to the exercise of 1,935,000 stock options during fiscal 2001, net of the repurchase of 690,000 shares. The dilutive impact of common stock options outstanding increased by 494,000 shares to 1,293,000 shares as of October 31, 2001 because the average market price of the Company's common stock increased by 153% during the year. The effect of these dilutive options outstanding was to reduce earnings per share by $.04 to $.63 per share for the fiscal year ended October 31, 2001.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Accordingly, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement effective November 1, 2002 and has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

        On November 1, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related thereto, among others: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; accounting for stock-based compensation; and contingencies. The Company's management bases its estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

        Management believes that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements.

        Revenue Recognition:    In general, the Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement between the Company and the customer exists, shipment has occurred or services have been rendered, the sales price is fixed and determinable, and collectibility is reasonably assured. Specifically, the Company earns its revenue in a variety of ways. Shuffler, table and slot equipment is sold and leased. The Company also earns revenue through the sale of service and warranty contracts on its sold products. Proprietary table games, the Company's slot operating system and certain slot games are licensed to customers through sale or lease.

        The Company recognizes sale revenue upon the shipment of the equipment. If a customer purchases existing leased equipment, revenue is recorded on the date of the purchase. Service and warranty contracts revenue is recognized over the term of the contracts, which are generally one year.

        Shuffler equipment lease revenue is earned and recognized based on a monthly fixed fee, generally through indefinite term operating leases. Slot equipment lease revenue is recognized when earned and generated through monthly or daily fixed fees or revenue participation fees. Participation fees are arrangements whereby the Company participates in the net win from a slot game. The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data. Actual billings may differ from estimates due to variations in game play and down time. Such variations are adjusted in the subsequent period when actual billing is determined. Lease revenue commences upon the completed installation of the leased equipment.

        Table game, slot operating system licenses and slot game licenses are sold for a fixed price on a lifetime basis or licensed for an unspecified term at monthly or daily fixed rates. Revenue from lifetime licenses, under which the Company has no continuing obligations, is recognized on the effective date of the license agreement. Monthly and daily rate license royalties are recognized as earned. Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations. Revenue is allocated between the elements based on the fair value of each element. Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

        Long-lived Assets:    The Company has significant investments in long-lived assets, including products leased and held for lease, property and equipment, intangible assets, and goodwill. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets' estimated useful life and the evaluation of the assets' recoverability.

        The Company estimates useful lives for its long-lived assets based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

        The Company assesses the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is determined based on undiscounted expected future cash flows. An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.

        Inventory Obsolescence and Costing Methods:    The Company values its inventory at the lower of cost or market and estimates a provision for obsolete or unsalable inventories based on assumptions about the future demand for the Company's products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional provisions for obsolete inventory could be required. Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

        Provision for Bad Debts:    The Company maintains a provision for bad debts for estimated credit losses that result from the inability of its customers to make required payments. The provision for bad debts is estimated based on historical experience and specific customer collection issues. Changes in the financial condition of the Company's customers could result in the adjustment upward or downward in the provision for bad debts, with a corresponding impact to operating results.

        Stock Based Compensation:    The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the market value of the Company's stock on the date of grant. The notes to the consolidated financial statements disclose the pro forma impact to the Company's net income and earnings per share as if the Company had elected the fair value method. Under the fair value method compensation expense is determined based on the estimated fair value of stock options at the date of grant. To estimate fair value, the Company uses the Black-Scholes option valuation model, which requires management to make assumptions. The most significant assumptions are the expected future volatility of the Company's stock price and the expected period of time an optionee will hold an option ("Option Life"). Management bases these estimates primarily on the Company's historical volatility and Option Life for the preceding three years. If actual future volatility and Option Life differ from management's estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

        Contingencies:    The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars in thousands)

LIQUIDITY

        Working Capital:    As of October 31, 2002, the Company had cash, cash equivalents and investments totaling $19,422 compared to $18,703 at October 31, 2001. The current ratio increased to 4.6 at October 31, 2002 from 2.6 at October 31, 2001, while working capital increased by $12,485 to $31,775 at October 31, 2002 from $19,290 at October 31, 2001. The increase in cash, working capital, and the current ratio at October 31, 2002 resulted primarily from the Company's cash flow from, and results of operations for, the fiscal year ended October 31, 2002 and the cash and tax benefit from stock option exercises offset by repurchases of common stock.

        Cash Flows:    Cash provided by operations totaled $18,957 for the year ended October 31, 2002 compared to $18,391 for the prior fiscal year. Significant items in cash flows from operating activities in fiscal year 2002 include net income of $14,020 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $7,706 compared to net income of $11,595 and non-cash charges of $6,355 for the prior fiscal year. Changes in operating assets and liabilities during fiscal year 2002 included a net increase in accounts receivable and inventories totaling $3,764 reflecting the higher business volume compared to fiscal year 2001.

        Investing activities for the year ended October 31, 2002 reflect total capital expenditures of $5,796, including the purchase of $3,420 in shufflers, table games, and slot products leased or held for lease to customers, compared to total capital expenditures of $6,716 (excluding business acquisition cost of $4,127) for fiscal year 2001. Higher capital expenditures in fiscal year 2001 reflect the Company's investment in leased assets for the rollout of slot games under the IGT Agreements. The Company maintained its investment portfolio balance at a level consistent with the prior year.

        Financing activities for fiscal year 2002 include the repurchase of 896,000 shares of common stock using cash of $16,251 and the issuance of 551,000 shares of common stock for $3,272 pursuant to stock options exercised by employees and directors under the Company's stock option plans.

CAPITAL RESOURCES

        The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company's operations, capital expenditures and new product development for the foreseeable future. Projected cash flows from operations are based on management's estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted. In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases. The credit agreement matures in October 2004. Throughout fiscal year 2002 and as of October 31, 2002, the Company had no borrowings outstanding under its revolving credit agreement.

STOCK REPURCHASE AUTHORIZATIONS

        For the years ended October 31, 2002, 2001 and 2000, the Company repurchased 896,000, 690,000, and 884,000 shares of its common stock at total costs of $16,251, $8,568 and $3,267, respectively.

        The Board of Directors periodically authorizes the Company to repurchase shares of its common stock. At October 31, 2002, the Company had aggregate remaining common stock repurchase authorizations of up to $3,943 within specified price limits and an additional 174,600 shares with no specific repurchase price.

        For the period November 1, 2002 through January 14, 2003, the Company repurchased 310,000 shares at an aggregate cost of $6,100. On January 15, 2003, the Board of Directors authorized the repurchase of up to $20 million of the Company's common stock, subject to specific price limits. This authorization superceded all previous outstanding authorizations.

CONTRACTUAL OBLIGATIONS

        The following table summarizes the Company's contractual commitments as of October 31, 2002. These commitments are discussed in the indicated notes to the Company's consolidated financial statements.

	Payments Due in Year Ending October 31,
	Total	2003	2004	2005	2006	2007
Note payable (Note 6)	$600	$175	$175	$250	$—	$—
Long-term accounts payable (Note 6)	1,093	—	1,093	—	—	—
Operating leases (Note 7)	2,229	781	580	378	267	223

	$3,922	$956	$1,848	$628	$267	$223

        From time to time the Company enters into commitments with its vendors to purchase inventory at fixed prices or guaranteed quantities. These commitments are not material. Certain of the Company's intellectual property licenses require additional payments if the Company elects to renew the licenses. These renewal payments are not material. In addition, the Company may choose to negotiate and renew licenses upon their normal expiration. No assurances can be given as to the terms of such renewals, if any.

IMPACT OF INFLATION

        To date, inflation has not had a material effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of October 31, 2002, the Company had approximately $15.8 million in investments. The investments are primarily in fixed income and investment grade securities. The Company's investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of the Company's investment policies, the primary market risk associated with its portfolio is interest rate risk.

        Assuming interest rates were to change by 100 basis points, the net hypothetical change in fair value of stockholders' equity related to financial instruments is estimated to be $31 thousand after tax (0.06% of total stockholders' equity). The Company believes that such a change in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that the Company would need or choose to substantially liquidate its investment portfolio.

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

        As of October 31, 2002, the Company had no borrowings outstanding under its revolving credit agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

        We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. (the "Company") as of October 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and of cash flows for each of the three years in the period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Accounting Standard No. 142 Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada December 11, 2002

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2002	2001	2000
Revenue:
Shuffler lease	$16,258	$16,026	$13,118
Shuffler sales and service	12,435	11,690	8,900
Table royalties	18,437	15,140	12,132
Table sales	1,479	83	66
Slot lease	6,626	4,420	1,921
Slot sales	789	262	215
Other	104	339	2,508

Total revenue	56,128	47,960	38,860

Costs and expenses:
Cost of revenue	13,794	12,522	10,456
Selling, general and administrative	14,748	12,417	10,297
Research and development	6,845	6,021	4,958

Total costs and expenses	35,387	30,960	25,711

Income from operations	20,741	17,000	13,149
Interest income, net	663	702	293

Income before income taxes	21,404	17,702	13,442
Provision for income taxes	7,384	6,107	4,905

Net income	$14,020	$11,595	$8,537

Earnings per common share, basic	$0.79	$0.67	$0.52

Earnings per common share, diluted	$0.77	$0.63	$0.50

Weighted average common shares, basic	17,698	17,225	16,308

Weighted average common shares, diluted	18,316	18,518	17,107

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,604	$3,082
Investments	15,818	15,621
Accounts receivable, net	9,028	5,419
Current portion of note receivable from related party	—	17
Inventories	5,615	6,210
Prepaid income taxes	5,685	—
Deferred income taxes	459	323
Other current assets	384	451

Total current assets	40,593	31,123
Products leased and held for lease, net	7,037	8,646
Property and equipment, net	2,119	2,367
Intangible assets, net	5,539	5,487
Goodwill	3,664	3,258
Non-current deferred income taxes	1,298	984
Long-term note receivable from related party	—	300
Other assets	353	234

Total assets	$60,603	$52,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,209	$5,681
Accrued liabilities	2,481	2,424
Obligation to related party	—	97
Customer deposits and unearned revenue	1,953	2,120
Income taxes payable	—	1,511
Current portion of long-term obligations	175	—

Total current liabilities	8,818	11,833

Long-term obligations	1,518	—

Contingencies
Shareholders' equity:
Common stock, $0.01 par value; 67,500 shares authorized; 17,276 and 17,609 shares issued and outstanding	173	176
Additional paid-in capital	1,895	6,211
Retained earnings	48,199	34,179

Total shareholders' equity	50,267	40,566

Total liabilities and shareholders' equity	$60,603	$52,399

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, October 31, 1999	16,818	$168	$7,187	$14,047	$21,402
Common stock repurchased	(884)	(9)	(3,258)	—	(3,267)
Common stock options exercised	332	3	1,116	—	1,119
Options issued for services	—	—	30	—	30
Other common stock issued	49	1	188	—	189
Net income	—	—	—	8,537	8,537

Balance, October 31, 2000	16,315	163	5,263	22,584	28,010
Common stock repurchased	(690)	(7)	(8,561)	—	(8,568)
Common stock options exercised	1,935	20	9,227	—	9,247
Options issued for services	—	—	93	—	93
Other common stock issued	49	—	189	—	189
Net income	—	—	—	11,595	11,595

Balance, October 31, 2001	17,609	176	6,211	34,179	40,566
Common stock repurchased	(896)	(9)	(16,242)	—	(16,251)
Common stock options exercised	551	6	3,266	—	3,272
Options issued for services	—	—	42	—	42
Other common stock issued	12	—	47	—	47
Tax benefit from stock option exercises	—	—	8,571	—	8,571
Net income	—	—	—	14,020	14,020

Balance, October 31, 2002	17,276	$173	$1,895	$48,199	$50,267

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$14,020	$11,595	$8,537
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,406	5,816	4,742
Provision for bad debts	38	25	7
Provision for inventory obsolescence	712	530	525
Deferred income taxes	(450)	(17)	775
Tax benefit from stock option exercises	8,571	—	—
Stock options issued for services	42	93	30
Changes in operating assets and liabilities
Accounts receivable	(3,647)	(835)	(1,096)
Note receivable from related party	—	(43)	57
Inventories	(117)	16	(2,195)
Other current assets	67	195	168
Accounts payable and accrued liabilities	(322)	(174)	(1,983)
Customer deposits and unearned revenue	(167)	257	121
Income taxes prepaid or payable	(7,196)	933	(190)

Net cash provided by operating activities	18,957	18,391	9,498

Cash flows from investing activities:
Purchases of investments	(40,788)	(20,519)	(6,376)
Proceeds from sale and maturities of investments	40,591	9,211	6,732
Payments for products leased and held for lease	(3,420)	(1,648)	(4,231)
Purchases of property and equipment	(600)	(722)	(502)
Purchases of intangible assets	(1,956)	(448)	(1,255)
Acquisition of business, net of cash acquired	—	(4,127)	—
Collection (advance) of note receivable from related party	317	(154)	(26)
Other	(150)	—	—

Net cash used in investing activities	(6,006)	(18,407)	(5,658)

Cash flows from financing activities:
Repurchases of common stock	(16,251)	(8,568)	(3,267)
Proceeds from issuances of common stock	3,272	9,247	1,118
Proceeds from long-term obligations	600	—	—
Payments on obligation to related party	(50)	(391)	(357)

Net cash provided (used) by financing activities	(12,429)	288	(2,506)

Net increase in cash and cash equivalents	522	272	1,334
Cash and cash equivalents, beginning of year	3,082	2,810	1,476

Cash and cash equivalents, end of year	$3,604	$3,082	$2,810

Non-cash transaction:
Payment of obligation to related party with common stock	$47	$189	$189
Cash paid for:
Income taxes	$6,514	$4,706	$4,030
Interest	$4	$13	$45

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of business:    Shuffle Master, Inc. develops, manufactures, and markets technology-based products for the gaming industry. The Company's product lines include card shuffler products, table and slot games, and gaming related software. The Company's shuffler offerings are available to casinos through either a purchase or lease, table game products are typically available on a monthly license royalty fee basis, and slot games and the Company's operating system are generally offered for sale or lease on a daily fee basis. The Company markets its products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor.

        Principles of consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        In July 2000, the Company entered into multi-year agreements that granted a license to IGT to develop and manufacture slot games. The Company purchases the games from IGT and records them at cost as products leased and held for lease. The agreements provide that revenues and specified expenses associated with the games are split equally and between the Company and IGT. The Consolidated Statements of Income include the Company's share of these revenues and expenses.

        Use of estimates:    Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

        Inventories:    Inventories are stated at the lower of cost or market. The Company provides an allowance for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions.

        Leasing assets and operations:    The Company's products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated as assets at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a period of two to five years. The Company provides maintenance of its products on lease as part of its normal lease agreements. Leases of shufflers generally require prepayment of two months' lease payments, which are included on the consolidated balance sheets as customer deposits. The Company licenses its proprietary gaming machine operating system and proprietary slot games for a monthly license fee.

        Revenue recognition:    In general, the Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement between the Company and the customer exists, shipment has occurred or services have been rendered, the sales price is fixed and determinable, and collectibility is reasonably assured. Specifically, the Company earns its revenue in a variety of ways. Shuffler, table and slot equipment is sold and leased. The Company also earns revenue through the sale of service and warranty contracts on its sold products. Proprietary table games, the Company's slot operating system and certain slot games are licensed to customers through sales or leases.

        The Company recognizes sale revenue upon the shipment of the equipment. If a customer purchases existing leased equipment, revenue is recorded on the date of the purchase. Service and warranty contracts revenue is recognized over the term of the contracts, which are generally one year. Prepaid service and warranty contracts are included in the consolidated balance sheets as unearned revenue.

        Shuffler equipment lease revenue is earned and recognized based on a monthly fixed fee, generally through indefinite term operating leases. Slot equipment lease revenue is recognized when earned and generated through monthly or daily fixed fees or revenue participation fees. Participation fees are arrangements whereby the Company participates in the net win from a slot game. The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data. Actual billings may differ from estimates due to variations in game play and down time. Such variations are adjusted in the subsequent period when actual billing is determined. Lease revenue commences upon the completed installation of the leased equipment.

        Table game, slot operating system licenses and slot game licenses are sold for a fixed price on a lifetime basis or licensed for an unspecified term at monthly or daily fixed rates. Revenue from lifetime licenses, under which the Company has no continuing obligations, is recognized on the effective date of the license agreement. Monthly and daily rate license royalties are recognized as earned. Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations. Revenue is allocated between the elements based on the fair value of each element. Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

        Research and development costs:    Research and development costs are expensed as incurred.

        Concentration of credit risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality institutions. The Company has accounts receivable concentration of credit risk in so far as all of its receivables are with customers in the gaming industry. The Company has no material concentration of trade receivables or accrued slot products revenue among any of its customers.

        Property and equipment:    Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to ten years, or lease terms, if shorter, for leasehold improvements. The Company estimates useful lives for its long-lived assets based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

        Intangible assets:    Intangible assets include purchased intellectual property for games, patents, trademarks, copyrights and licenses. All of the Company's intangible assets are amortized over a period of two to fifteen years, commencing with the purchase or, in the case of licenses, with receipt of related revenue. Amortization is calculated using the straight-line method, except for certain licenses that are amortized proportionate to the related revenue.

        Goodwill:    Goodwill is stated at cost less accumulated amortization of $112 through October 31, 2001. Effective November 1, 2001, the Company ceased amortization of goodwill. Goodwill is tested for impairment each year during the Company's fiscal fourth quarter in connection with its annual budgeting process.

        Impairment of long-lived assets:    Long-lived assets include products leased and held for lease, property and equipment, intangible assets, goodwill and other non-current assets. The Company assesses the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is determined based on undiscounted expected future cash flows. No asset impairments were recorded in all periods presented.

        Earnings per common share:    Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding and issuable during the year. Diluted earnings per common share is similar to basic, except that the weighted average number of common shares outstanding is increased by the potentially dilutive effect of outstanding stock options during the year, using the treasury stock method.

        Foreign currency translation:    The Company's foreign subsidiaries' asset and liability accounts are translated into United States dollar amounts at the year-end exchange rates. Revenue and expense accounts are translated at the average rates for the year. Transaction gains and losses, the amounts of which are immaterial for all periods presented, are included in interest income, net. Foreign exchange translation adjustments, if material, are recorded as a separate component of stockholders' equity.

        Recently issued or adopted accounting standards:    In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Accordingly, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement effective November 1, 2002 and has determined that SFAS No. 146 will not have a material impact on its financial position and results of operations.

        On November 1, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

        Reclassifications:    Certain prior period amounts have been reclassified to conform to the fiscal year 2002 presentation.

2.    FINANCIAL INSTRUMENTS

        Cash and cash equivalents:    Cash and cash equivalents include short-term investments with original maturities of three months or less. The Company maintains cash balances that occasionally exceed federally insured limits; however, the Company has incurred no losses on such accounts.

        Investments:    The Company classifies all of its securities as available-for-sale. The Company records investments at fair market value, which, as of October 31, 2002 and 2001, approximated amortized cost.

        Investments at fair value consisted of the following as of October 31:

	2002	2001
United States Government and Agency Obligations	$15,818	$11,995
Corporate Bonds	—	3,626

	$15,818	$15,621

        Fair value disclosures of financial instruments:    The estimated fair value of accounts receivable, notes receivable, and accounts payable approximates the carrying value due to the relatively short-term nature of the instruments.

3.    BALANCE SHEET DATA

        The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2002	2001
Accounts receivable, net:
Trade receivables	$6,439	$5,121
Accrued slot products revenue	1,072	533
Note receivable	1,737	—
Less: allowance for bad debts	(220)	(235)

	$9,028	$5,419

        Accrued slot products revenue represents estimated unbilled participation revenue from slot leases. All amounts are expected to be billed and collected in fiscal year 2003. The note receivable of $1,737 relates to sales to a foreign distributor. The note is unsecured, bears interest at 3%, and is due in twelve equal monthly installments through December 2003. The Company maintains a provision for bad debts for estimated credit losses that result from the inability of its customers to make required payments. The provision for bad debts is estimated based on historical experience and specific customer collection issues.

	2002	2001
Inventories:
Raw materials and component parts	$3,842	$4,560
Work-in-process	778	527
Finished goods	1,595	1,423
Less: allowance for inventory obsolescence	(600)	(300)

	$5,615	$6,210

Products leased and held for lease, net:
Shufflers	$9,010	$8,765
Table Games	2,394	2,378
Slot Products	8,329	6,226

	19,733	17,369
Less: accumulated depreciation	(12,696)	(8,723)

	$7,037	$8,646

Property and equipment, net:
Office furniture and computer equipment	$3,404	$3,081
Leasehold improvements	2,130	2,099
Production equipment and other	954	739

	6,488	5,919
Less: accumulated depreciation	(4,369)	(3,552)

	$2,119	$2,367

4.    INTANGIBLE ASSETS AND GOODWILL

        On November 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but were tested for impairment within six months of adopting this standard and at then least annually thereafter. The Company has completed its initial and annual assessments of impairment and determined that recorded goodwill was not impaired. In conjunction with adopting SFAS No. 142, the Company also reassessed its previously recognized identifiable intangible assets and determined that their useful lives and their classifications were appropriate.

        Intangible Assets:    All of the Company's recorded intangible assets are subject to amortization. Amortization expense was $1,529, $1,310, and $1,439 for the years ended October 31, 2002, 2001, and 2000, respectively. Intangible assets are comprised of the following at October 31:

	2002	2001
Purchased table games	$3,700	$3,400
Less: accumulated amortization	(1,168)	(803)

	2,532	2,597

Patents and licenses	3,709	2,510
Less: accumulated amoritization	(1,147)	(660)

	2,562	1,850

Purchased slot games	3,370	3,370
Less: accumulated amortization	(2,925)	(2,330)

	445	1,040

Intangible assets, net	$5,539	$5,487

        Estimated amortization of intangible assets at October 31, 2002 is as follows:

Year ending October 31,
2003	$1,644
2004	1,054
2005	706
2006	503
2007	486
Thereafter	1,146

$5,539

        Goodwill:    In April 2001, the Company acquired the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies for $4,127, subject to adjustment to acquired distributor liabilities and other contingencies. During fiscal year 2002, the Company recorded an adjustment to increase estimated amounts payable to the seller by $406 and recorded a corresponding increase to goodwill. Goodwill is an asset of the Shufflers segment.

        Changes in the carrying amount of goodwill for the year ended October 31, 2002, are as follows:

Balance, October 31, 2001	$3,258
Acquisition price adjustment	406

Balance, October 31, 2002	$3,664

        Goodwill amortization was $112 for the year ended October 31, 2001. Pro forma net income, reflecting the elimination of goodwill amortization and the related income tax effect, for the year ended October 31, 2001 was $11,668. The elimination of goodwill amortization and the related income tax effect results in basic and diluted earnings per share of $0.68 and $0.63, respectively, for the year ended October 31, 2001 compared to reported amounts for basic and diluted earnings per share of $0.67 and $0.63, respectively.

5.    INCOME TAXES

        Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the year.

        The components of the provision for income taxes are as follows for the years ended October 31:

	2002	2001	2000
Current:
Federal	$7,005	$5,488	$3,640
State	664	531	400
Foreign	165	105	90

	7,834	6,124	4,130
Deferred	(450)	(17)	775

	7,384	6,107	4,905

        Deferred tax assets consisted of the following as of October 31:

	2002	2001
Current deferred tax asset:
Inventory write-down and asset valuation allowances	$207	$104
Accrued vacation	126	92
Other	126	127

	459	323

Non-current deferred tax assets:
Intangible amortization	$940	$697
Depreciation	309	250
Other	49	37

	$1,298	$984

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

        The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 is as follows:

	2002	2001	2000
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	2.0%	2.3%
Benefit due to foreign sales	(1.7)%	(1.3)%	(1.3)%
Benefit due to graduated rates	—	(0.3)%	(1.0)%
Other	(0.8)%	(0.9)%	1.5%

Effective tax rate	34.5%	34.5%	36.5%

6.    LONG-TERM OBLIGATIONS AND CREDIT AGREEMENT

        Long-term obligations consist of the following at October 31:

	2002	2001
Note payable	$600	$—
Long-term accounts payable	1,093	—
Less: current portion of note payable	(175)	—

	1,518	—

        Note Payable:    In August 2002, the Company purchased a patent and the Bloodhound™ product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually and principle is payable in installments of $175, $175 and $250 on August 7, 2003, 2004 and 2005, respectively, subject to other terms and conditions.

        Long-term Accounts Payable:    The Company purchases certain of its leased equipment under the IGT Agreements that provide for payment terms of up to 30 months. The balance at October 31, 2002 of $1,093 is payable during the year ended October 31, 2004.

        Credit Agreement:    In October 2002, the Company renewed its $15 million revolving credit agreement with a bank. Borrowings under this agreement may be used for working capital and capital expenditure needs, stock repurchases, new product rollouts, or the acquisition of new games and businesses. Amounts borrowed must be repaid no later than October 31, 2004.

        Borrowings are limited in amount to the lesser of $15 million or twice the Company's earnings before interest, taxes, depreciation, and amortization for the most recent cumulative four quarters. The Company may borrow funds, provided that it maintains certain current, fixed charge coverage and leverage ratios. The interest rate on borrowings under the credit agreement will be, at the Company's option, either the bank's prime rate, or LIBOR, adjusted for a premium determined by the Company's leverage ratio as of the most recent quarter. Borrowings under the credit agreement are secured by substantially all accounts receivable, inventory, and products leased and held for lease. The Company had no outstanding borrowings under the credit agreement during the years ended October 31, 2002 and 2001.

7.    COMMITMENTS AND CONTINGENCIES

        Operating Leases:    The Company leases office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for a period of four to ten years, have renewal options of three to fifteen years, and include an allocation of real estate taxes and other operating expenses to the Company. Total rent expense under operating leases was $887, $740, and $688 for the years ended October 31, 2002, 2001, and 2000, respectively.

        Estimated future minimum lease payments under operating leases as of October 31, 2002, are as follows:

Year ending October 31,
2003	$781
2004	580
2005	378
2006	267
2007	223
Thereafter	—

$2,229

        Purchase Commitments:    From time to time the Company enters into commitments with its vendors to purchase inventory at fixed prices or guaranteed quantities. These commitments are not material.

        Intellectual Property Licenses:    Certain of the Company's intellectual property licenses require additional payments if the Company elects to renew the licenses. These renewal payments are not material. In addition, the Company may choose to negotiate and renew licenses upon their normal expiration. No assurances can be given as to the terms of such renewals, if any.

        Legal Proceedings:    The Company's current material litigation is described below. Litigation is inherently unpredictable. The Company's current assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result not expected by the Company, there could be a material impact on the Company's results of operations or financial position. The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period. The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

        IGCA.    In April 2001, the Company was sued by Innovative Gaming Corporation of America, a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are the Company and Joseph J. Lahti, the Company's former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses. The Company completely denies the plaintiff's claims and believes it will prevail in the lawsuit.

        VendingData.    In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities. The suit was filed in the Federal District Court for the Southern District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants have infringed two of the Company's patents and seeks an unspecified amount of damages and a permanent injunction against the defendants' infringing conduct. The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity. The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants' counterclaim, and believes it will prevail in its infringement action, including with respect to defendants' counterclaim.

        Awada.    In September 2002, Yehia Awada and Gaming Entertainment, Inc sued the Company. The suit was filed in the Second District Court of the State of Nevada, in Clark County, Nevada. The

defendants are the Company and Mark L. Yoseloff, the Company's CEO and Chairman. The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs' 3 Way Action® table game. The complaint seeks an unspecified amount of damages. The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs. The Company completely denies the plaintiffs' allegations in complaint. The Company also believes it will prevail in its cross-complaint.

        WMS.    In September 2002, WMS filed a lawsuit for trademark infringement and tortious interference with contract in the Federal District Court for the Southern District of Nevada in Las Vegas, Nevada. The suit relates to the Company's manufacturing and selling of its upgrade kits for WMS model 550 slot machines. This suit was filed following a declaratory relief action, dealing with the same causes, initiated by the Company in the Federal District Court for the District of Minnesota, in Minneapolis, Minnesota, that has now been voluntarily dismissed by the Company so that all of the claims can be resolved by the Nevada court. WMS has recently amended its complaint to add a cause of action for patent infringement, alleging that certain of the Company's slot products contain a bonus round feature method which infringes two of WMS' patents. WMS is seeking a preliminary and permanent injunction to enjoin the Company from using the allegedly infringing bonus round feature method in its products, as well as an unspecified amount of damages. The Company completely denies any liability or wrongdoing in any manner relating to WMS or any of its claims in the lawsuit and specifically denies that WMS is entitled to any injunction. The Company expects that it will prevail in the lawsuit filed by WMS and that the Company will be found to have not violated any of WMS' rights.

        CARD.    In September 2002, the Company filed a patent infringement suit against CARD, Casinos Austria AG, John Huxley Casino Equipment Limited and John Huxley USA, Inc. The suit was filed in the Federal District Court for the District of Minnesota, in Minneapolis, Minnesota. The complaint alleges that the One2Six™ shuffler manufactured and owned by CARD and Casinos Austria and distributed by the Huxley defendants violates two of the Company's shuffler patents. The suit seeks a permanent injunction against the selling of the One2Six™ shuffler in the United States, and an unspecified amount of damages for the defendants' infringement. In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant's distribution and other marketing activities of the One2Six™ shuffler in Australia was infringing one of the Company's Australian patents. The Company intends to add CARD and Casinos Austria to that lawsuit. A permanent injunction against the selling of the One2Six™ and an unspecified amount of damages are being sought in the Australian action. The Company believes that it will prevail in both of these infringement actions.

        In the ordinary course of conducting its business, the Company is from time to time involved in other litigation, administrative proceedings and regulatory government investigations. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

8.    STOCK OPTIONS

        The Shuffle Master, Inc 1993 Stock Option Plan ("1993 Plan") and 2002 Stock Option Plan ("2002 Plan") permit the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422. Stock options may not be granted at an exercise price less than the market value of the Company's common stock at the date of grant. Options granted under the 1993 Plan and 2002 Plan generally vest in equal increments over three or four years and expire in ten years. As of October 31, 2002, 53,000 shares and 1,245,000 shares are available for grant under the 1993 Plan and 2002 Plan, respectively. These plans were approved by the Company's shareholders.

        The Outside Directors' Option Plan compensates outside directors with grants of stock options upon their election or re-election to the Board, or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of the Company's common stock on the date of the grant. Generally, each option is immediately exercisable and expires seven years from the grant date. As of October 31, 2002, 43,000 shares are available for grant under the Outside Directors' Option Plan. This plan was approved by the Company's shareholders.

        In each of the years ended October 31, 2002, 2001 and 2000, the Board of Directors granted to consultants options to purchase 5,000, 22,500, and 22,500 shares of common stock valued at $42, $93 and $30, respectively. The options were granted at an exercise price equal to the market value of the Company's stock at the date of grant. The fair value of the options, which was expensed on the date of grant, was determined using the Black-Scholes option valuation model applying assumptions consistent with those used to value employee stock options.

        A summary of stock option activity and weighted average exercise prices for years ended October 31 is as follows (shares in thousands):

	2002		2001		2000
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,831	$8.56	2,534	$4.05	2,689	$3.91
Granted	261	17.17	1,255	11.78	414	4.37
Exercised	(551)	5.94	(1,935)	4.78	(332)	3.38
Forfeited	(8)	13.25	(23)	4.95	(237)	3.91

Outstanding, end of year	1,533	10.99	1,831	8.56	2,534	4.05

Exercisable, end of year	852	$9.65	961	$6.93	2,001	$4.02

        The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2002 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.35 – $3.50	28	2.7	$2.89	28	$2.89
$3.51 – $5.25	376	5.6	3.89	304	3.92
$5.26 – $7.87	21	4.9	6.95	14	7.07
$7.88 – $11.80	254	7.9	9.99	162	10.03
$11.81 – $17.70	671	8.4	13.61	245	13.65
$17.71 – $21.67	183	7.3	19.09	99	19.10

	1,533	7.4	10.99	852	9.65

        The Company uses the intrinsic value method for measurement and recognition of stock-based transactions with employees and directors. No compensation expense has been recognized for stock options issued to employees and directors since the exercise price for all options granted was at least equal to the fair value of the common stock on the date of grant. If compensation expense for the Company's stock option grants had been determined based on their estimated fair value at the grant dates for grants during fiscal 2002, 2001, and 2000, the Company's net income and earnings per share would have been as follows for each of the years ended October 31:

	2002	2001	2000
Net Income:
As reported	$14,020	$11,595	$8,537
Pro forma	10,737	6,888	7,826
Earnings per common share, basic:
As reported	$0.79	$0.67	$0.52
Pro forma	0.61	0.23	0.48
Earnings per common share, diluted:
As reported	$0.77	$0.63	$0.50
Pro forma	0.59	0.21	0.46
Weighted average fair value of options granted during the year	$11.52	$9.28	$4.29

        The fair value of options granted during the years ended October 31, 2002, 2001, and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Dividend yield	None	None	None
Expected volatility	71.7%	79.2%	52.4%
Risk-free interest rate	3.0%	2.9%	5.9%
Expected life of options	6.4 years	8.4 years	8.8 years

        The most significant of these assumptions are the expected future volatility of the Company's stock price and the expected period of time an optionee will hold an option ("Option Life"). Management bases these estimates primarily on the Company's historical volatility and Option Life for the preceding three years. If actual future volatility and Option Life differ from management's estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

9.    EARNINGS PER COMMON SHARE

        Shares used for computing basic and diluted earnings per share were computed as follows for the years ended October 31 (shares in thousands):

	2002	2001	2000
Net income	$14,020	$11,595	$8,537
Basic:
Weighted average shares outstanding	17,698	17,213	16,248
Shares to be issued under asset purchase agreement	—	12	60

Weighted average common shares, basic	17,698	17,225	16,308

Earnings per common share, basic	$0.79	$0.67	$0.52

Diluted:
Weighted average common shares, basic	17,698	17,225	16,308
Dilutive impact of stock options	618	1,293	799

Weighted average common shares, diluted	18,316	18,518	17,107

Earnings per common share, diluted	$0.77	$0.63	$0.50

        As of October 31, 2002, 75,500 outstanding options were antidilutive to the diluted earnings per share calculation. These options could become dilutive in future periods if the average market price of the Company's common stock exceeds the exercise price of the outstanding options. Share and per share amounts for the year ended October 31, 2000 reflect the effect of the three-for-two stock split of the Company's common stock as of June 18, 2001.

10.  SHAREHOLDERS' EQUITY

        Common Stock:    During the years ended October 31, 2002, 2001 and 2000, the Company repurchased 896,000, 690,000, and 884,000 shares of its common stock at total costs of $16,251, $8,568, and $3,267, respectively.

        The Board of Directors periodically authorizes the Company to repurchase shares of its common stock. At October 31, 2002, the Company had aggregate remaining common stock repurchase authorizations of up to $3,943 within specified price limits and an additional 174,600 shares with no specific repurchase price.

        During the year ended October 31, 2002, the Company recorded an $8,571 income tax benefit related to deductions for employee stock option exercises. The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on the Company's provision for income taxes.

        Preferred Stock:    On June 26, 1998, the Board of Directors designated and established 225,070 shares of no par value Series A Junior Participating Preferred Stock ("Preferred Stock"). Holders of Preferred Stock are entitled to one hundred votes on any matters submitted to vote by the shareholders of the Company, an aggregate dividend of one hundred times any dividend declared on common stock and a liquidation preference of one hundred times any liquidation payment amount to common shareholders. No shares of Preferred Stock have been issued.

        Shareholder Rights Plan:    On June 26, 1998, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend distribution of one preferred stock purchase right ("a Right") for each outstanding common share to shareholders of record on July 10, 1998. Additionally, the Board of Directors further authorized and directed the issuance of one Right for each share of common stock that shall become outstanding between July 10, 1998, and the earliest of the Distribution Date, Redemption Date and the Final Expiration Date, all as defined in the plan.

        Each Right will entitle the registered holder (unless the holder is an Acquiring Person, as defined) to purchase from the Company one one-hundredth of a share of Preferred Stock at $8 per one one-hundredth of a share of Preferred Stock, subject to adjustments (the "Purchase Price"). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of the Company's common shares. In such event, upon exercise of the Right, the holder of a Right may receive common shares having a value of two times the Purchase Price.

        The Rights will expire on June 26, 2008, unless they become exercisable or are amended before that date, but may be redeemed by the Company for $.01 per Right. After a person or group becomes an Acquiring Person, the Rights may not be redeemed and may only be amended in limited circumstances.

11.  RELATED PARTY TRANSACTIONS

        In fiscal 1997, the Company advanced $300 to its then Chairman of the Board. This note receivable was amended in May 2000 to mature in January 2004, to bear interest at seven percent, and to be secured by a right of offset against the Company's obligation to pay its Chairman of the Board under an employment agreement. As of October 31, 2001, the balance of the note receivable was $317, including $17 in accrued interest due by January 2002. The note was repaid in full including accrued interest during fiscal year 2002.

        The Company had a non-interest bearing obligation to its Chief Executive Officer related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation was discounted at a rate of seven percent. The obligation of $97 outstanding as of October 31, 2001 was fully paid in December 2001.

        In June 2001, the Company advanced $1,000 to its then Chief Executive Officer. This note receivable was to mature on October 31, 2001, bore interest at 6%, and was secured by 43,200 shares of Company common stock beneficially owned by the Chief Executive Officer. This note and accrued interest was paid in full on July 12, 2001, when the Chief Executive Officer surrendered to the Company 47,660 shares of common stock that had a fair market value of $21.00 per share.

12.  ACQUISITION

        On April 28, 2001 the Company acquired the assets and certain liabilities of three separate Australian companies operating under the Gaming Products name as well as all the common stock of Gaming Product Pty Ltd, a fourth company that holds patents relating to the QuickDraw® line of continuous multi-deck shufflers that Gaming Products manufactured. The acquisition cost of $4,127 in cash was provided by internally generated cash flows.

        The acquisition was accounted for by the purchase method of accounting and, accordingly, the acquisition cost was allocated among the estimated fair values of the acquired assets and assumed liabilities. The preliminary acquisition cost allocation was subject to adjustment based on the resolution of acquired distributor liabilities and certain other contingencies. During fiscal year 2002, the Company completed its valuation and increased accrued liabilities and goodwill each by $406. The statements of consolidated income include the results of the acquired businesses beginning on April 28, 2001. A summary of the allocation of the acquisition cost follows:

Estimated Fair Value
Inventory	$562
Patents	500
Accounts receivable and other	86

Total assets acquired	1,148

Accounts payable	(279)
Accrued liabilities	(518)

Total liabilities assumed	(797)

Goodwill	3,776

Total purchase price	$4,127

13.  DEFINED CONTRIBUTION PLAN

        The Company sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. The Company may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the fiscal years ended October 31, 2002, 2001 and 2000, the Company elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $149, $127, and $94, respectively.

14.  OPERATING SEGMENTS

        The Company reports in three operating segments which are determined by product lines: Shufflers, Table Games and Slot Products. Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. The Shufflers segment comprises the Company's proprietary shuffler product line that includes single-deck and multi-deck shufflers. Prior to January 2001, the Shufflers segment also included distribution and servicing of casino chip sorting machines and accessories. The Table Games segment comprises the Company's line of proprietary table games including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic. The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, as well as the Company's proprietary operating system. For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity-based allocation methodology and other direct measurements of operating activity. Corporate assets are comprised primarily of cash and cash equivalents, investments, property and equipment, and prepaid and deferred income taxes.

        Effective November 1, 2001, the Company realigned the reporting of its operating segments to those described above to reflect a change in the chief decision maker's focus toward the increase in business for slot products. Previously, the segments were Gaming Equipment, which included shuffler products, and Gaming Products, which included table games, slot games and operating system activities. Certain items of prior year revenue, expenses, assets and capital expenditures have been reclassified to conform to the current segment reporting. These reclassifications had no effect on the consolidated operating results for all periods presented.

        For the years ended October 31, 2002, 2001 and 2000, sales to customers outside the United States, primarily Canada and the United Kingdom, accounted for 23%, 18% and 22% of consolidated revenue, respectively. No individual customer or foreign country accounted for more than 10% of consolidated revenue. Long-lived assets outside the United States do not exceed 10% of total assets for all periods presented.

        Summarized financial information concerning the Company's operating segments follows:

	Year Ended October 31,
	2002	2001	2000
	(In thousands)
Revenue:
Shufflers	$28,693	$27,716	$22,018
Table Games	19,915	15,223	12,198
Slot Products	7,416	4,682	2,136
Corporate	104	339	2,508

	$56,128	$47,960	$38,860

Operating Income:
Shufflers	$15,806	$16,156	$14,052
Table Games	16,633	12,243	9,759
Slot Products	(2,549)	(2,855)	(3,519)
Corporate	(9,149)	(8,544)	(7,143)

	$20,741	$17,000	$13,149

Depreciation and amortization:
Shufflers	$2,126	$2,181	$1,836
Table Games	681	724	741
Slot Products	3,720	2,067	1,529
Corporate	879	844	636

	$7,406	$5,816	$4,742

Capital expenditures:
Shufflers	$1,467	$4,859	$3,272
Table Games	975	399	278
Slot Products	2,934	4,863	1,944
Corporate	600	722	494

	$5,976	$10,843	$5,988

Assets, end of period:
Shufflers	$12,914	$14,035	$12,637
Table Games	6,186	5,669	7,149
Slot Products	11,737	9,316	4,051
Corporate	29,766	23,379	10,777

	$60,603	$52,399	$34,614

SHUFFLE MASTER, INC.
QUARTERLY FINANCIAL DATA
(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2002:
Revenue	$11,918	$13,424	$15,139	$15,647
Gross Profit	8,828	10,126	11,217	12,163
Operating Income	3,686	4,664	5,836	6,555
Net Income	2,547	3,131	3,924	4,418
Earnings per Common Share, basic(1)	0.14	0.18	0.22	0.25
Earnings per Common Share, diluted(1)	0.14	0.17	0.22	0.25
2001:
Revenue	$11,217	$12,341	$12,584	$11,818
Gross Profit	8,076	9,089	9,354	8,919
Operating Income	3,821	4,518	4,589	4,072
Net Income	2,546	3,026	3,218	2,805
Earnings per Common Share, basic(1)(2)	.15	.18	.18	.16
Earnings per Common Share, diluted(1)(2)	.14	.16	.17	.15

(1)
The sum of the quarterly earnings per common share does not equal the amount reported for the fiscal year as quarterly calculations are made independently during the fiscal year.

(2)
Quarterly per share amounts have been restated to reflect the effect of the three-for two split of the Company's common stock effective as of June 18, 2001.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)
Directors of the Registrant.
The information under the caption "Election of Directors" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

(b)
Executive Officers of the Registrant.
The information under the caption "Executive Officers" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

(c)
Compliance With Section 16 (a) of the Exchange Act.
The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Party Transactions" in the Company's Fiscal 2002 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the filing date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer, President and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b)
Changes in Internal Controls

        There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
See index to consolidated financial statements included as Item 8 to this annual report.
	2.	Financial Statement Schedules
All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	3.	Management Contracts, Compensatory Plans and Arrangements
Management contracts, compensatory plans and arrangements are listed as exhibits 10.13 through 10.16 included in Item 15(c) of this annual report.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 2002.
(c)	Exhibits
3.2
Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to exhibit 3.2 in the Company's Report on Form 10-K for the year ended October 31, 1995).
	3.3	Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
3.4
Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. dated October 26, 2000 (Incorporated by reference to exhibit 3.3 in the Company's Report on Form 10-K for the year ended October 31, 2000).
3.5
Articles of Amendment to the Articles of Incorporation of Shuffle Master, Inc. dated June 6, 2001 (Incorporated by reference to exhibit 10.28 in the Company's Report on Form 10-Q for the quarter ended July 31, 2001).
	10.1	Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 in the Company's Registration Statement No. 33-72224 on Form SB-2).
	10.2	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated September 30, 1995 (Incorporated by reference to exhibit 10.20 in the Registrant's Registration Statement No. 333-39060 on Form S-8).
	10.3	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated December 9, 1995 (Incorporated by reference to exhibit 10.21 in the Registrant's Registration Statement No. 333-39060 on Form S-8).
	10.4	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 29, 1996 (Incorporated by reference to exhibit 10.22 in the Registrant's Registration Statement on No. 333-39060 Form S-8).
	10.5	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 19, 1998 (Incorporated by reference to exhibit 10.23 in the Registrant's Registration Statement No. 333-39060 on Form S-8).

10.6	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated October 26, 1998 (Incorporated by reference to exhibit 10.24 in the Registrant's Registration Statement No. 333-39060 on Form S-8).
10.7	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 17, 1999 (Incorporated by reference to exhibit 10.25 in the Registrant's Registration Statement No. 333-39060 on Form S-8).
10.8
Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan, approved by the shareholders on March 22, 2001, (Incorporated by reference to the exhibit 10.8 in the Registrant's Registration Statement No. 333-39060 on Form S-8).
10.9
Shuffle Master, Inc. Restated Outside Directors' Option Plan dated January 24, 2002 (Incorporated by reference to Exhibit 10.32 in the Company's Annual Report on Form 10-K for the year ended October 31, 2001).
10.10	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in the Company's Proxy Statement dated February 11, 2002).
10.11	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.12	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to the Company's Report on Form 8-K dated June 26, 1998).
10.13
Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated May 1, 2002 (Incorporated by reference to exhibit 10.34 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.14
Covenant not to compete by and between Shuffle Master, Inc. and Mark L. Yoseloff dated May 1, 2002 (Incorporated by reference to exhibit 10.35 in the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.15
Executive Employment Agreement, by and between Shuffle Master, Inc. and Joseph J. Lahti, dated September 1, 2001 (confidential treatment requested as to portions) (Incorporated by reference to Exhibit 10.29 in the Company's Annual Report on Form 10-K for the year ended October 31, 2001).
10.16	Employment Agreement, by and between Shuffle Master, Inc. and Gary W. Griffin, dated May 22, 2002.
10.17	Revolving Credit Note dated October 31, 2001, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association.
10.18
Credit Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.10 in the Company's Report on Form 10-K for the year ended October 31, 1999).
10.19
Security Agreement dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.11 in the Company's Report on Form 10-K for the year ended October 31, 1999).
10.20	First Amendment to Credit Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association.
10.21	First Amendment to Security Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association.
10.22	Maturity Extension Agreement, dated October 31, 2002 by and between Shuffle Master, Inc. and U.S. Bank National Association.
21	Subsidiaries of Registrant
23	Independent Auditors' Consent.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUFFLE MASTER, INC.
Dated: January 29, 2003	By:	/s/ MARK L. YOSELOFF Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF Mark L. Yoseloff	Chairman and Chief Executive Officer	January 29, 2003
/s/ MARK A. LIPPARELLI Mark A. Lipparelli	President	January 29, 2003
/s/ GERALD W. KOSLOW Gerald W. Koslow	Chief Financial Officer and Chief Accounting Officer	January 29, 2003
/s/ HOWARD P. LISZT Howard P. Liszt	Director	January 29, 2003
/s/ KEN ROBSON Kenneth J. Robson	Director	January 29, 2003
/s/ GARRY W. SAUNDERS Garry W. Saunders	Director	January 29, 2003
/s/ THOMAS A. SUTTON Thomas A. Sutton	Director	January 29, 2003

CERTIFICATION

I, Mark L. Yoseloff, certify that:

1.
I have reviewed this annual report on Form 10-K of Shuffle Master, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, and

7.
To my knowledge, this annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

8.
To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented.

Date: January 29, 2003

/s/ MARK L. YOSELOFF Mark L. Yoseloff Chairman and Chief Executive Officer

CERTIFICATION

I, Mark A. Lipparelli, certify that:

1.
I have reviewed this annual report on Form 10-K of Shuffle Master, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, and

7.
To my knowledge, this annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

8.
To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented.

Date: January 29, 2003

/s/ MARK A. LIPPARELLI Mark A. Lipparelli President

CERTIFICATION

I, Gerald W. Koslow, certify that:

1.
I have reviewed this annual report on Form 10-K of Shuffle Master, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, and

7.
To my knowledge, this annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

8.
To my knowledge, the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Shuffle Master, Inc. as of the dates and for the periods presented.

Date: January 29, 2003

/s/ GERALD W. KOSLOW Gerald W. Koslow Chief Financial Officer (Principal Accounting Officer)

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
SHUFFLE MASTER, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
SHUFFLE MASTER, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
SHUFFLE MASTER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)
SHUFFLE MASTER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SHUFFLE MASTER, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
SHUFFLE MASTER, INC. QUARTERLY FINANCIAL DATA (Unaudited, in thousands except per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION