Form 10-Q
period 2003-01-31
SHUFFLE MASTER INC
filed 2003-03-17
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

As of February 28, 2003, there were 16,492,728 shares of the Company’s $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

TABLE OF CONTENTS

Part I - Financial Information

Item	1.	Financial Statements:

		Consolidated Statements of Income Three months ended January 31, 2003 and 2002 (unaudited)

		Consolidated Balance Sheets January 31, 2003 and October 31, 2002 (unaudited)

		Consolidated Statements of Cash Flows Three months ended January 31, 2003 and 2002 (unaudited)

		Notes to Consolidated Financial Statements (unaudited)

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Qualitative and Quantitative Disclosures About Market Risk

Item	4.	Controls and Procedures

Part II - Other Information
Item	1.	Legal Proceedings

Item	6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2003	2002

Revenue:
Shuffler lease	$4,223	$3,983
Shuffler sales and service	2,189	2,034
Table royalties	5,163	4,093
Table sales	346	11
Slot lease	1,846	1,756
Slot sales	418	7
Other	12	34
Total revenue	14,197	11,918

Costs and expenses:
Cost of revenue	3,483	3,090
Selling, general and administrative	3,880	3,361
Research and development	1,784	1,781
Total costs and expenses	9,147	8,232

Income from operations	5,050	3,686
Interest income, net	54	202
Income before income taxes	5,104	3,888
Provision for income taxes	1,787	1,341
Net income	$3,317	$2,547

Earnings per common share, basic	$0.19	$0.14
Earnings per common share, diluted	$0.19	$0.14
Weighted average common shares, basic	17,129	17,691
Weighted average common shares, diluted	17,547	18,478

See Notes to unaudited consolidated financial statements

SHUFFLER MASTER, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	January 31, 2003	October 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$1,161	$3,604
Investments	12,798	15,818
Accounts receivable, net	9,307	9,028
Inventories	6,087	5,615
Prepaid income taxes	3,672	5,685
Deferred income taxes	489	459
Other current assets	831	384
Total current assets	34,345	40,593
Products leased and held for lease, net	6,444	7,037
Property and equipment, net	2,097	2,119
Intangible assets, net	5,396	5,539
Goodwill	3,664	3,664
Non-current deferred income taxes	1,607	1,298
Other assets	283	353
Total assets	$53,836	$60,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,427	$4,209
Accrued liabilities	1,416	2,481
Customer deposits and unearned revenue	1,974	1,953
Current portion of long-term obligations	175	175
Total current liabilities	8,992	8,818

Long-term obligations	1,009	1,518

Contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 67,500 shares authorized; 16,800 and 17,276 shares issued and outstanding	168	173
Additional paid-in capital	—	1,895
Retained earnings	43,667	48,199
Total shareholders’ equity	43,835	50,267
Total liabilities and shareholders’ equity	$53,836	$60,603

See notes to unaudited consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net income	$3,317	$2,547
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,000	1,800
Provision for bad debts	38	13
Provision for inventory obsolescence	72	150
Deferred income taxes	(339)	(254)
Tax benefit from stock option exercises	191	—
Changes in operating assets and liabilities
Accounts receivable	(317)	124
Inventories	(544)	141
Other current assets	(447)	(224)
Accounts payable and accrued liabilities	(356)	(574)
Customer deposits and unearned revenue	21	(285)
Income taxes prepaid or payable	2,013	399
Net cash provided by operating activities	5,649	3,837

Cash flows from investing activities:
Purchases of investments	(1,499)	(4,458)
Proceeds from sale and maturities of investments	4,519	4,409
Payments for products leased and held for lease	(690)	(894)
Purchases of property and equipment	(194)	(160)
Purchases of intangible assets	(352)	(98)
Collection of note receivable from related party	—	84
Other	64	(165)
Net cash provided (used) by investing activities	1,848	(1,282)

Cash flows from financing activities:
Repurchases of common stock	(10,263)	(179)
Proceeds from issuances of common stock	323	637
Payments on obligation to related party	—	(50)
Net cash provided (used) by financing activities	(9,940)	408

Net increase (decrease) in cash and cash equivalents	(2,443)	2,963
Cash and cash equivalents, beginning of period	3,604	3,082
Cash and cash equivalents, end of period	$1,161	$6,045

Non-cash transaction:
Payment of obligation to related party with common stock	$—	$47
Cash paid for:
Income taxes paid (refunded)	$(82)	$1,131
Interest	$7	$—

See notes to unaudited consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of Business: Shuffle Master, Inc. (the “Company”) develops, manufactures, and markets technology-based products for the gaming industry. The Company’s product lines include card shuffler products, table and slot games, and gaming related software. The Company’s shuffler offerings are available to casinos through either a purchase or lease, table game products are typically available on a monthly license royalty fee basis, and slot games and the Company’s operating system are generally offered for sale or lease on a daily fee basis.  The Company markets its products in most domestic gaming jurisdictions directly, and, internationally, through representatives and a distributor.  The Company is headquartered in Las Vegas, Nevada and its internet address is www.shufflemaster.com.  Through the “Investors” page at the Company’s internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

Basis of Presentation: The consolidated financial statements of Shuffle Master, Inc. as of January 31, 2003, and for the three months ended January 31, 2003 and 2002, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial results for the interim periods.  The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the year ending October 31, 2003.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

Certain prior period amounts have been reclassified to conform to the fiscal year 2003 presentation.

Recently Issued or Adopted Accounting Standards: In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition accounting for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 effective with the quarter ended January 31, 2003.  The disclosure requirements of this statement are included in Note 6.

2.              BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	January 31, 2003	October 31, 2002
Accounts receivable, net:
Trade receivables	$5,672	$5,872
Accrued slot products revenue	1,436	1,072
Sales-type leases receivable	837	567
Note receivable	1,594	1,737
Less: allowance for bad debts	(232)	(220)
	$9,307	$9,028

Accrued slot products revenue represents estimated unbilled participation revenue from slot leases.  All amounts are expected to be billed and collected within 12 months.  Sales-type leases receivable includes amounts receivable under capital lease arrangements.  Sales-type leases are interest bearing and require monthly installment payments over periods ranging from 24 to 36 months.  The note receivable of $1,594 relates to sales to a foreign distributor.  The note is unsecured, bears interest at 3%, and is due in equal monthly installments through December 2003.  The Company maintains a provision for bad debts for estimated credit losses that result from the inability of its customers to make required payments.  The provision for bad debts is estimated based on historical experience and specific customer collection issues.

	January 31, 2003	October 31, 2002
Inventories:
Raw materials and component parts	$4,275	$3,842
Work-in-process	1,034	778
Finished goods	1,478	1,595
Less: allowance for inventory obsolescence	(700)	(600)
	$6,087	$5,615
Products leased and held for lease, net:
Shufflers	$9,421	$9,010
Table Games	2,400	2,394
Slot Products	8,479	8,329
	20,300	19,733
Less: accumulated depreciation	(13,856)	(12,696)
	$6,444	$7,037

3.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets:  All of the Company’s recorded intangible assets are subject to amortization.  Amortization expense was $495 and $361 for the three months ended January 31, 2003 and 2002, respectively. Intangible assets are comprised of the following:

	January 31, 2003	October 31, 2002

Purchased table games	$3,700	$3,700
Less: accumulated amortization	(1,278)	(1,168)
	2,422	2,532

Purchased slot games	3,370	3,370
Less: accumulated amortization	(3,015)	(2,925)
	355	445

Patents	1,619	1,619
Less: accumulated amortization	(346)	(310)
	1,273	1,309

Licenses and other	2,391	2,090
Less: accumulated amortization	(1,045)	(837)
	1,346	1,253
Intangible assets, net	$5,396	$5,539

Goodwill:  Goodwill originated from the Company’s acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001.  There were no changes in the carrying amount of goodwill for the three months ended January 31, 2003.

4.              SHAREHOLDERS’ EQUITY

Common Stock Repurchases: During the three months ended January 31, 2003 and 2002, the Company repurchased 541,000 and 15,000 shares of its common stock at total costs of $10,263 and $179, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock, subject to specific price limits.  This authorization superceded all previous outstanding authorizations.  At January 31, 2003, the Company had remaining authorizations of $15,815 to repurchase its common stock within specified price limits.

Tax Benefit from Stock Option Exercises: During the three months ended January 31, 2003, the Company recorded a $191 income tax benefit related to deductions for employee stock option exercises.  The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on the Company’s provision for income taxes.

5.              EARNINGS PER SHARE

The computations for basic and diluted earnings per share are as follows (shares in thousands):

	Three Months Ended January 31,
	2003	2002

Net Income	$3,317	$2,547

Basic:
Weighted average shares, basic	17,129	17,691

Diluted:
Weighted average shares, basic	17,129	17,691
Dilutive impact of options outstanding	418	787
Weighted average shares, diluted	17,547	18,478

Earnings per share, basic	$0.19	$0.14
Earnings per share, diluted	$0.19	$0.14

As of January 31, 2003, 352,000 outstanding options were antidilutive to the diluted earnings per share calculation.  These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

6.              STOCK OPTIONS

During the three months ended January 31, 2003, the Company’s stock options activity and weighted average exercise prices were as follows (shares in thousands):

	Shares	Exercise Price

Outstanding, October 31, 2002	1,533	$10.99
Granted	352	21.68
Exercised	(65)	4.98
Forfeited	(138)	15.35
Outstanding, January 31, 2003	1,682	13.13

Exercisable, January 31, 2003	894	$9.76

The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the market value of the Company’s stock on the date of grant.

If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended January 31,
	2003	2002

Net income, as reported	$3,317	$2,547
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(908)	(643)
Pro forma net income	$2,409	$1,904

Earnings per common share, basic:
As reported	$0.19	$0.14
Pro forma	0.14	0.11

Earnings per common share, diluted:
As reported	$0.19	$0.14
Pro forma	0.14	0.10

Weighted average fair value of options granted during the period	$14.55	$10.07

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

In January 2003, the Board of Directors approved, and in March 2003, the shareholders approved the Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “2003 Directors’ Plan”) for the purpose of compensating outside directors upon their election or re-election to the Board, or upon other discretionary events.  The 2003 Directors’ Plan makes available up to 500,000 stock options for grant to eligible directors.  Stock options may not be granted at an exercise price less than the fair market value of the Company’s stock at the date of grant.

7.              OPERATING SEGMENTS

The Company reports in three operating segments which are determined by product lines: Shufflers, Table Games and Slot Products.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  The Shufflers segment comprises the Company’s proprietary shuffler product line that includes single-deck and multi-deck shufflers. The Table Games segment comprises the Company’s line of proprietary table games including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic.  The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, as well as the Company’s slot game operating system.  For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity-based allocation methodology and other direct measurements of operating activity.

Summarized financial information concerning the Company’s operating segments follows:

	Three Months Ended January 31,
	2003	2002
Revenue:
Shufflers	$6,412	$6,017
Table Games	5,509	4,104
Slot Products	2,264	1,763
Corporate	12	34
	$14,197	$11,918
Operating income (loss):
Shufflers	$3,733	$3,048
Table Games	4,376	3,430
Slot Products	(566)	(775)
Corporate	(2,493)	(2,017)
	$5,050	$3,686
Depreciation and amortization:
Shufflers	$464	$565
Table Games	179	162
Slot Products	1,053	862
Corporate	304	211
	$2,000	$1,800
Capital expenditures:
Shufflers	$763	$386
Table Games	9	17
Slot Products	270	589
Corporate	194	160
	$1,236	$1,152

8.              COMMITMENTS AND CONTINGENCIES

Purchase Commitments: From time to time the Company enters into commitments with its vendors to purchase inventory at fixed prices or guaranteed quantities.  These commitments are not material.

Intellectual Property Licenses: Certain of the Company’s intellectual property licenses require additional payments if the Company elects to renew the licenses.  These renewal payments are not material.  In addition, the Company may choose to negotiate and renew licenses upon their normal expiration.  No assurances can be given as to the terms of such renewals, if any.

Legal Proceedings:  The Company’s current material litigation is described below.  Litigation is inherently unpredictable. The Company’s current assessment of each matter may change based on future unknown or unexpected events.  If any litigation were to have an adverse result not expected by the Company, there could be a material impact on the Company’s results of operations or financial position.  The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.  The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

IGCA.  In April 2001, the Company was sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies the plaintiff’s claims and believes it will prevail in the lawsuit.

VendingData.  In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed two of the Company’s patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to defendants’ counterclaim.

Awada.  In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued the Company.  The suit was filed in the Second District Court of the State of Nevada, in Clark County, Nevada.  The defendants are the Company and Mark L. Yoseloff, the Company’s CEO and Chairman.  The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game.  The complaint seeks an unspecified amount of damages.  The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs.  The Company completely denies the plaintiffs’ allegations in complaint.  The Company also believes it will prevail in its cross-complaint.

WMS.  In September 2002, WMS Industries, Inc. (“WMS”) filed a lawsuit for trademark infringement and tortious interference with contract in the U.S. District Court for the District of Nevada in Las Vegas, Nevada.  The suit relates to the Company’s manufacturing and selling of its upgrade kits for WMS model 550 slot machines.  This suit was filed following a declaratory relief action, dealing with the same causes of action, which was initiated by the Company in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota, and which has now been voluntarily dismissed by the Company so that all of the claims can be resolved by the Nevada court.  WMS has amended its complaint to add a cause of action for patent infringement, alleging that certain of the Company’s slot products contain a bonus round feature method which infringes two of WMS’ patents. WMS is seeking a permanent injunction to enjoin the Company from using the allegedly infringing bonus round feature method in its products, as well as an unspecified amount of damages. On March 7, 2003, WMS was granted a preliminary injunction prohibiting the Company from using an already discontinued bonus round feature method that had existed in certain of the Company’s slot games as of November 27, 2002, but which for business reasons, the Company had already voluntarily stopped using prior to March 7, 2003. The bonus round feature method in the Company's currently marketed and installed products is different than the version that existed on Novemeber 27, 2002. Accordingly, the injunction in no way affects the Company’s ability to continue selling its current slot products.  The Company completely denies any liability or wrongdoing in any manner relating to WMS or any of its claims in the lawsuit.  The Company expects that it will prevail in the lawsuit filed by WMS and that the Company will be found to have not violated any of WMS’ rights.

CARD.  In September 2002, the Company filed a patent infringement suit against Casinos Austria Research and Development (“CARD”), Casinos Austria AG, John Huxley Casino Equipment Limited and John Huxley USA, Inc.  The suit was filed in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota.  The complaint alleges that the One2Six™ shuffler manufactured and owned by CARD and Casinos Austria and distributed by the Huxley defendants violates two of the Company’s shuffler patents.  The suit seeks a permanent injunction against the selling of the One2Six™ shuffler in the United States, and an unspecified amount of damages for the defendants’ infringement.  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six™ shuffler in Australia was infringing one of the Company’s Australian patents.  The Company intends to add CARD and Casinos Austria to that lawsuit.  A permanent injunction against the selling of the One2Six™ and an unspecified amount of damages are being sought in the Australian action.  The Company believes that it will prevail in both of these infringement actions.

WMS and Bally.  In February 2003, the Company filed a patent infringement suit against WMS and Bally Gaming, Inc. (“Bally”) in the U.S. District Court for the Northern District of Illinois in Chicago, IL.  The complaint alleges that numerous slot games manufactured and sold by WMS and Bally infringe U. S. Patent number 6,454,651 which is owned by the Company.  The Company is seeking a permanent injunction against each of WMS and Bally for use of any technology which violates the Company’s patent as well as an unspecified amount of damages.  Neither WMS nor Bally has yet filed an answer or other responsive pleading in the lawsuit.  At this time, the Company believes that it will prevail in this action.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Shuffle Master, Inc. (the “Company”) develops, manufactures, and markets technology-based products for the gaming industry. The Company’s product lines include card shuffler products, table and slot games, and gaming related software. The Company’s shuffler offerings are available to casinos through either a purchase or lease; table game products are typically available on a monthly license royalty fee basis; and slot games and the Company’s operating system are generally offered for sale or lease on a daily fee basis.  The Company markets its products in most domestic gaming jurisdictions directly, and internationally through representatives and a distributor.

The Company’s lease and licensing of its shufflers, table games and slot products to casino customers involves purchasing inventory for the manufacture and servicing of products and subsequently transferring such inventory to systems and equipment leased and held for lease.

RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

The following table sets forth selected financial percentages derived from the Company’s unaudited consolidated financial statements:

	Three Months Ended January 31,
	2003	2002

Revenue by segment:
Shufflers	45.2%	50.5%
Table Games	38.8%	34.4%
Slot Products	15.9%	14.8%
Other	0.1%	0.3%
Total revenue	100.0%	100.0%
Cost of revenue	24.5%	25.9%
Gross margin	75.5%	74.1%
Selling, general and administrative	27.3%	28.2%
Research and development	12.6%	15.0%
Income from operations	35.6%	30.9%
Interest income, net	0.4%	1.7%
Income before income taxes	36.0%	32.6%
Provision for income taxes	12.6%	11.2%
Net income	23.4%	21.4%

REVENUE

Total revenue for the first quarter of fiscal year 2003 increased 19% to $14,197, compared to $11,918 for the first quarter of last fiscal year. The increase in revenue includes contributions from each of the Company’s operating segments.  Even though revenue from each segment grew, revenue growth for the Table Games and Slot Products segments exceeded revenue growth for the Shufflers segment resulting in the Table Games and Slot Products segments accounting for a greater percentage of the Company’s consolidated revenues for the first quarter of fiscal year 2003.

Shufflers segment:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2003	2002

Shuffler lease revenue	$4,223	$3,983	$240	6.0%

Shufflers under lease (units)
Beginning of quarter
Single-deck shufflers	2,019	1,937	82	4.2%
Multi-deck shufflers	1,218	1,138	80	7.0%
Total	3,237	3,075	162	5.3%

End of quarter
Single-deck shufflers	2,082	1,946	136	7.0%
Multi-deck shufflers	1,238	1,175	63	5.4%
Total	3,320	3,121	199	6.4%

Unit increase during quarter	83	46
Percentage change during quarter	2.6%	1.5%

Shuffler lease revenue for the three months ended January 31, 2003 increased over the prior year period, reflecting the greater number of units on lease and a consistent average lease price. During the fiscal year 2003 first quarter, the shuffler installed lease base increased 83 units, comprised of the net placement of 102 ACE®, 23 King™, 18 Deck Mate™ and 8 other multi-deck batch shufflers, offset by the conversion of 51 leased units to sold units (“conversion units”) and the net removal of 17 other single-deck shufflers.

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2003	2002

Shuffler sales and service revenue	$2,189	$2,034	$155	7.6%

Shufflers sold (units)
Single-deck shufflers	101	90	11	12.2%
Multi-deck shufflers	85	72	13	18.1%
Total units	186	162	24	14.8%
Average unit price (dollars)	$8,995	$10,280	$(1,285)	(12.5)%

Shuffler unit sales for the fiscal year 2003 first quarter increased 24 units compared to the corresponding quarter last year.  Fiscal year 2003 first quarter units sold includes strong foreign sales and 51 conversion units compared to 38 conversion units in the prior year first quarter.  Foreign sales and conversion units generally have lower unit prices.  Thus, the average unit price per shuffler unit sold has declined compared to the prior year first quarter.

Table Games segment:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2003	2002

Table royalties	$5,163	$4,093	$1,070	26.1%
Table sales	$346	$11	$335	3,045.5%

	January 31,		Increase (Decrease)	Percentage Change
	2003	2002

Table games installed (royalty units)
Beginning of quarter
Three Card Poker®	829	570	259	45.4%
Let It Ride Bonus®	562	535	27	5.0%
Let It Ride® basic	92	143	(51)	(35.7)%
Other	34	22	12	54.5%
Total	1,517	1,270	247	19.4%

End of quarter
Three Card Poker®	877	624	253	40.5%
Let It Ride Bonus®	567	535	32	6.0%
Let It Ride® basic	87	131	(44)	(33.6)%
Other	37	17	20	117.6%
Total	1,568	1,307	261	20.0%

Unit increase during quarter	51	37
Percentage change during quarter	3.4%	2.9%

The increase in table royalty revenue for the three months ended January 31, 2003 compared to the prior year period was primarily due to the net placement of Three Card Poker® tables.   Additionally, in April 2002, the Company increased the list price for the Three Card Poker® table game by approximately 50%.  The increase in Let It Ride Bonus® tables includes conversions from the basic table.

Table sales for the three months ended January 31, 2003 consisted of foreign sales of side-bet table systems.

Slot Products segment:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2003	2002

Slot lease revenue	$1,846	$1,756	$90	5.1%
Slot sales	$418	$7	$411	5,871.4%

Slot games installed (lease units)
Beginning of quarter
Cooperative slot games	565	522	43	8.2%
Company slot products	200	198	2	1.0%
Total	765	720	45	6.3%

End of quarter
Cooperative slot games	597	565	32	5.7%
Company slot products	437	250	187	74.8%
Total	1,034	815	219	26.9%

Unit increase during quarter	269	95
Percentage change during quarter	35.2%	13.2%

Slot lease revenue for the fiscal year 2003 first quarter increased 5.1%, compared to the prior fiscal year first quarter.  This revenue growth reflects a net increase in placements of slot games cooperatively developed with International Game Technology (“IGT”), as well as an increase in lease revenue for the Company’s proprietary operating system-based products that were introduced in the latter part of fiscal year 2002.  This increase was offset by the impact of IGT performance revenue which did not recur in the fiscal year 2003 first quarter.  Specifically, the prior year first quarter included $214 in revenue related to provisions of the Company’s fiscal 2000 slot games agreements with IGT (“IGT Agreements”).  The IGT Agreements prescribed minimum profits due to the Company based on fiscal year 2001 product rollout schedules.

Company slot products include slot machines, slot machine upgrade kits, operating system licenses, and slot game title licenses. The increase of 237 lease units in Company slot products is primarily attributed to the units placed under third party product-related agreements to license the Company’s slot game operating system and slot game titles.  Unit placements under these agreements began in the first quarter of fiscal year 2003.

Slot sales for the three months ended January 31, 2003 include sales of the Company’s slot machine upgrade kit and slot game titles.  These products were not available in the prior fiscal year first quarter.

In January 2003, the Company entered into a cross-licensing agreement with IGT.  Under the terms of the agreement, the Company licensed to IGT a suite of the Company’s slot bonusing method patents (referred to as the Second Event Multiplier patents) and granted the right to select one additional Company patent in exchange for certain rights to IGT’s patents and cash.

GROSS MARGIN

Gross margin for the fiscal year 2003 first quarter was 75.5% as a percentage of revenue, compared to 74.1% for the prior fiscal year first quarter.  The comparison of the fiscal year 2003 first quarter to corresponding prior year quarter reflects several factors.  Gross margins have been positively impacted by better absorption of indirect cost of sales, primarily service costs, due to higher revenue levels.  In addition, higher-margin table game revenue accounts for a greater percentage of total revenues for the fiscal year 2003 first quarter, resulting in an improvement in consolidated gross margin compared to the prior year period.  Negative impacts to gross margin include the aforementioned fiscal year 2002 first quarter revenue of $214 under the IGT Agreements which did not recur in the comparable fiscal year 2003 period.

OPERATING EXPENSES

Selling, general and administrative expenses (“SG&A”) increased by $519, or 15.4%, to $3,880 for the current fiscal year first quarter.  The increase in SG&A expenses reflects higher legal costs associated with the Company’s various legal proceedings and higher compliance costs due to a greater volume of activity for new product approval submissions.  As a percentage of revenue, SG&A for the fiscal year 2003 first quarter decreased to 27.3% from 28.2% for the comparable prior year quarter.  The Company believes that a trend of higher legal costs may continue.  These costs are not expected to have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.

Research and development expenses of $1,784 for the three months ended January 31, 2003 were consistent with the prior fiscal year first quarter.  As a percentage of revenue, research and development expenses for the fiscal year 2003 first quarter declined to 12.6% from 15.0% for the comparable prior year first quarter.

INTEREST INCOME, NET

Interest income, net, was $54 for the first quarter of fiscal year 2003 compared to $202 for the first quarter of the prior fiscal year.  The decrease in interest income reflects lower average interest rates.

INCOME TAXES

The Company recorded income tax expense at an effective rate of 35% for the three months ended January 31, 2003, compared to an effective tax rate of 34.5% for the prior fiscal year first quarter.  The increase in the Company’s effective tax rate reflects the diminishing impact on the effective tax rate of items deductible for tax purposes, but not for book purposes.

EARNINGS PER SHARE

The Company earned $0.19 per diluted share for the fiscal year 2003 first quarter, compared to $0.14 per diluted share for the first quarter of the prior fiscal year.  Diluted weighted average shares outstanding decreased to 17,547,000 for the fiscal year 2003 first quarter from 18,478,000 for the first quarter of fiscal year 2002.  The decrease in diluted weighted average shares outstanding reflects the repurchase of 1,423,000 shares offset by the exercise of 463,000 stock options during the twelve month period ended January 31, 2003.  Additionally, the dilutive impact of common stock options outstanding on weighted average shares decreased by 369,000 shares to 418,000 shares for the quarter ended January 31, 2003, from 787,000 shares for the quarter ended January 31, 2002.  The decrease in the dilutive effect is a result of the exercise of stock options during the twelve months ended January 31, 2003, which decreased the number and dilutive impact of common stock options that could be exercised.

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

Revenue Recognition: In general, the Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement between the Company and the customer exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  Specifically, the Company earns its revenue in a variety of ways.  Shuffler, table and slot equipment is both sold and leased. The Company also sells service and warranty contracts for its sold products.  Proprietary table games, the Company’s slot operating system and certain slot games are licensed to customers through sale or lease.

The Company recognizes sale revenue upon the shipment of the equipment.  If a customer purchases existing leased equipment, revenue is recorded on the date of the purchase.  Revenue on service and warranty contracts  is recognized over the term of the contracts, which are generally one year.

Shuffler equipment lease revenue is earned and recognized based on a monthly fixed fee, generally through indefinite term operating leases.  Slot equipment lease revenue is recognized when earned through monthly or daily fixed fees or revenue participation fees.  Participation fees are arrangements whereby the Company participates in the net win from a slot game.  The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data.  Actual billings may differ from estimates due to variations in game play and down time.  Such variations are adjusted in the subsequent period when actual billing is determined.  Lease revenue commences upon the completed installation of the leased equipment.

Table game, slot operating system and slot game licenses are sold for a fixed price on a lifetime basis or licensed for an unspecified term at monthly or daily fixed rates.   Revenue from lifetime licenses, under which the Company has no continuing obligations, is recognized on the effective date of the license agreement.  Monthly and daily rate license royalties are recognized as earned.  Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations.  Revenue is allocated between the elements based on the fair value of each element.  Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

Long-lived Assets:  The Company has significant investments in long-lived assets, including products leased and held for lease, property and equipment, intangible assets, and goodwill.  Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives and the evaluation of the assets’ recoverability.

The Company estimates useful lives for its long-lived assets based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.  Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

The Company assesses the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, the Company records an impairment expense to write down the long-lived asset or asset group to its estimated fair value.  Fair value is determined based on undiscounted expected future cash flows.  An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results.

Inventory Obsolescence and Costing Methods:  The Company values its inventory at the lower of cost or market and estimates a provision for obsolete or unsalable inventories based on assumptions about the future demand for the Company’s products and market conditions.  If future demand and market conditions are less favorable than management’s assumptions, additional provisions for obsolete inventory could be required.  Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

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

Stock Based Compensation:  The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all years presented because all stock options were granted at an exercise price equal to the market value of the Company’s stock on the date of grant.  The notes to the consolidated financial statements disclose the pro forma impact to the Company’s net income and earnings per share as if the Company had elected the fair value method.  Under the fair value method compensation expense is determined based on the estimated fair value of stock options at the date of grant.

To estimate fair value, the Company uses the Black-Scholes option valuation model, which requires management to make assumptions.  The most significant assumptions are the expected future volatility of the Company’s stock price and the expected period of time an optionee will hold an option (“Option Life”).  Management bases these estimates primarily on the Company’s historical volatility and Option Life for the preceding three years.  If actual future volatility and Option Life differ from management’s estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different.  Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

Contingencies:  The Company assesses its exposures to loss contingencies including legal and income tax matters and provides for an exposure if it is judged to be probable and estimable.  If the actual loss from a contingency differs from management’s estimate, there could be a material impact on the Company’s results of operations or financial position.  Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands)

LIQUIDITY

Working Capital:  As of January 31, 2003, the Company had cash, cash equivalents and investments totaling $13,959 compared to $19,422 at October 31, 2002.  The decrease in cash, cash equivalents and investments reflects primarily positive cash flow from operations of $5,649 offset by aggregate capital expenditures of $1,236 and stock repurchases of $10,263.  The current ratio decreased to 3.8 at January 31, 2003 from 4.6 at October 31, 2002, while working capital decreased by $6,422 to $25,353 at January 31, 2003 from $31,775 at October 31, 2002.  The decreases in working capital and the current ratio reflect the lower cash, cash equivalents and investment balances at January 31, 2003.

Cash Flows:  Cash provided by operations totaled $5,649 for the three months ended January 31, 2003 compared to cash provided by operations of $3,837 for the comparable prior fiscal year period.  Significant items in cash flows from operating activities in the current three month period included net income of $3,317 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $1,771 compared to net income of $2,547 and non-cash charges of $1,709 for the prior year period.  Changes in operating assets and liabilities include a net increase in accounts receivable and inventories totaling $861 reflecting primarily higher business volume in accrued slot revenue and sales-type leasing of shufflers and inventory requirements for near-term production.

Investing activities for the three months ended January 31, 2003 provided cash flow of $1,848.  Investing cash flows include $3,020 provided from the net maturities of investments offset by aggregate capital expenditures of  $1,236.  Capital expenditures includes $690 in shufflers, table games, and slot games leased or held for lease to customers.

Financing activities for the three months ended January 31, 2003 include the repurchase of 541,000 shares of common stock using cash of $10,263 and the issuance of 65,000 shares of common stock, pursuant to stock options exercised by employees and directors under the Company’s stock option plans, that provided cash of $323.

CAPITAL RESOURCES

The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company’s operations, capital expenditures and new product development for the foreseeable future.  Projected cash flows from operations are based on management’s estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.  In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.  The credit agreement matures in October 2004.  Throughout the three months ended January 31, 2003 and as of January 31, 2003, the Company had no borrowings outstanding under its revolving credit agreement.

STOCK REPURCHASE AUTHORIZATIONS

During the three months ended January 31, 2003 and 2002, the Company repurchased 541,000 and 15,000 shares of its common stock at total costs of $10,263 and $179, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock, subject to specific price limits.  This authorization superceded all previous outstanding authorizations.  At January 31, 2003, the Company had remaining authorizations of $15,815 to repurchase its common stock within specified price limits.

CONTRACTUAL OBLIGATIONS

The Company’s significant contractual obligations consist of note payable, long-term accounts payable, and operating leases and have not changed materially from those disclosed in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are based on management’s beliefs as well as on assumptions made by and information available to management.  The Company considers such statements to be made under the safe harbor created by the federal securities laws to which it is subject, and assumes no obligation to update or supplement such statements, except as may be required by applicable law, statute or regulation.  Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.  Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:  changes in the level of consumer or commercial acceptance of the Company’s existing products and new products as introduced; maturity in or lack of market growth for the Company’s products; competitive advances; acceleration and/or deceleration of various product development and roll out schedules; product performance issues; higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs; changes in the Company’s business systems or in technologies affecting the Company’s products or operations; reliance on strategic relationships with distributors and technology vendors; current and/or future litigation or claims; changes to the Company’s intellectual property portfolio, such as loss of licenses, claims of infringement or invalidity of patents; regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme, etc.) involving the Company and its products specifically or the gaming industry in general; changes in executive management; general and casino industry economic conditions; and the financial health of the Company’s casino and distributor customers, suppliers and distributors, both nationally and internationally.  Additional information on these and other risk factors that could potentially affect the Company’s financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2003, the Company had approximately $12.8 million in investments.  The investments are primarily in fixed income and investment grade securities.  The Company’s investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of the Company’s investment policies, the primary market risk associated with its portfolio is interest rate risk.

There have been no material changes in the information provided in Item 7 of the Company’s annual report on Form 10-K for the year ended October 31, 2002, which contains a complete discussion of the Company’s market risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)         Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company’s current material litigation is described below.  Litigation is inherently unpredictable. The Company’s current assessment of each matter may change based on future unknown or unexpected events.  If any litigation were to have an adverse result not expected by the Company, there could be a material impact on the Company’s results of operations or financial position.  The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.  The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

IGCA.  In April 2001, the Company was sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies the plaintiff’s claims and believes it will prevail in the lawsuit.

VendingData.  In March 2002, the Company filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed two of the Company’s patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. The Company completely denies each of the claims contained in defendants’ counterclaim, and believes it will prevail in its infringement action, including with respect to defendants’ counterclaim.

Awada.  In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued the Company.  The suit was filed in the Second District Court of the State of Nevada, in Clark County, Nevada.  The defendants are the Company and Mark L. Yoseloff, the Company’s CEO and Chairman.  The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game.  The complaint seeks an unspecified amount of damages.  The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs.  The Company completely denies the plaintiffs’ allegations in complaint.  The Company also believes it will prevail in its cross-complaint.

WMS.  In September 2002, WMS Industries, Inc. (“WMS”) filed a lawsuit for trademark infringement and tortious interference with contract in the U.S. District Court for the District of Nevada in Las Vegas, Nevada.  The suit relates to the Company’s manufacturing and selling of its upgrade kits for WMS model 550 slot machines.  This suit was filed following a declaratory relief action, dealing with the same causes of action, which was initiated by the Company in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota, and which has now been voluntarily dismissed by the Company so that all of the claims can be resolved by the Nevada court.  WMS amended its complaint to add a cause of action for patent infringement, alleging that certain of the Company’s slot products contain a bonus round feature method which infringes two of WMS’ patents. WMS is seeking a permanent injunction to enjoin the Company from using the allegedly infringing bonus round feature method in its products, as well as an unspecified amount of damages. On March 7, 2003, WMS was granted a preliminary injunction prohibiting the Company from using an already discontinued bonus round feature method that had existed in certain of the Company’s slot games as of November 27, 2002, but which for business reasons, the Company had already voluntarily stopped using prior to March 7, 2003. The bonus round feature method in the Company's currently marketed and installed products is different than the version that existed on November 27, 2002.  Accordingly, the injunction in no way affects the Company’s ability to continue selling its current slot products.  The Company completely denies any liability or wrongdoing in any manner relating to WMS or any of its claims in the lawsuit.  The Company expects that it will prevail in the lawsuit filed by WMS and that the Company will be found to have not violated any of WMS’ rights.

CARD.  In September 2002, the Company filed a patent infringement suit against Casinos Austria Research and Development (“CARD”), Casinos Austria AG, John Huxley Casino Equipment Limited and John Huxley USA, Inc.  The suit was filed in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota.  The complaint alleges that the One2Six™ shuffler manufactured and owned by CARD and Casinos Austria and distributed by the Huxley defendants violates two of the Company’s shuffler patents.  The suit seeks a permanent injunction against the selling of the One2Six™ shuffler in the United States, and an unspecified amount of damages for the defendants’ infringement.  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six™ shuffler in Australia was infringing one of the Company’s Australian patents.  The Company intends to add CARD and Casinos Austria to that lawsuit.  A permanent injunction against the selling of the One2Six™ and an unspecified amount of damages are being sought in the Australian action.  The Company believes that it will prevail in both of these infringement actions.

WMS and Bally.  In February 2003, the Company filed a patent infringement suit against WMS and Bally Gaming, Inc. (“Bally”) in the U.S. District Court for the Northern District of Illinois in Chicago, IL.  The complaint alleges that numerous slot games manufactured and sold by WMS and Bally infringe U. S. Patent number 6,454,651 which is owned by the Company.  The Company is seeking a permanent injunction against each of WMS and Bally for use of any technology which violates the Company’s patent as well as an unspecified amount of damages.  Neither WMS nor Bally has yet filed an answer or other responsive pleading in the lawsuit.  At this time, the Company believes that it will prevail in this action.

In the ordinary course of conducting its business, the Company is from time to time involved in other litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                  Exhibits

10.1                           Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B in the Company’s Proxy Statement dated February 7, 2003).

99.1                           Certification of Chief Executive Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Chief Financial Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

(b)                 Reports on Form 8-K

                                                No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2003.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.

(Registrant)

Date:       March 17, 2003

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman, Chief Executive Officer and President

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses;

Date:  March 17, 2003

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman, Chief Executive Officer and President

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses;

Date:  March 17, 2003

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary