Form 10-K/A
period 2002-10-31
SHUFFLE MASTER INC
filed 2003-05-02
CIK 718789

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. (0-20820)

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1106 Palms Airport Drive Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

702-897-7150
(Registrant’s telephone number, including area code)

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

 Yes  ☒                       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 27, 2003, 16,859,728 shares of Common Stock of the registrant were outstanding.  The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $295,100,000 based upon the last reported sale price of the Common Stock at that date by The NASDAQ Stock Market.

TABLE OF CONTENTS

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certifications

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002 is being filed solely to move the certifications under Section 906 of Sarbanes-Oxley Act of 2002 to separate exhibits Nos. 99.1 and 99.2. No further changes have been made to the previously filed Form 10-K.

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

3.2

Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to exhibit 3.2 in the Company’s Report on Form 10-K for the year ended October 31, 1995).

	3.3	Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.4

Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. dated October 26, 2000 (Incorporated by reference to exhibit 3.3 in the Company’s Report on Form 10-K for the year ended October 31, 2000).

3.5

Articles of Amendment to the Articles of Incorporation of Shuffle Master, Inc. dated June 6, 2001 (Incorporated by reference to exhibit 10.28 in the Company’s Report on Form 10-Q for the quarter ended July 31, 2001).

	10.1	Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 in the Company’s Registration Statement No. 33-72224 on Form SB-2).

	10.2	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated September 30, 1995 (Incorporated by reference to exhibit 10.20 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

	10.3	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated December 9, 1995 (Incorporated by reference to exhibit 10.21 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

	10.4	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 29, 1996 (Incorporated by reference to exhibit 10.22 in the Registrant’s Registration Statement on No. 333-39060 Form S-8).

	10.5	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 19, 1998 (Incorporated by reference to exhibit 10.23 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

	10.6	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated October 26, 1998 (Incorporated by reference to exhibit 10.24 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

	10.7	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 17, 1999 (Incorporated by reference to exhibit 10.25 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

10.8

Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan, approved by the shareholders on March 22, 2001, (Incorporated by reference to the exhibit 10.8 in the Registrant’s Registration Statement No. 333-39060 on Form S-8).

10.9

Shuffle Master, Inc. Restated Outside Directors’ Option Plan dated January 24, 2002 (Incorporated by reference to Exhibit 10.32 in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001).

10.10	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in the Company’s Proxy Statement dated February 11, 2002).

10.11	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

10.12	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to the Company’s Report on Form 8-K dated June 26, 1998).

10.13

Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated May 1, 2002 (Incorporated by reference to exhibit 10.34 in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

10.14

Covenant not to compete by and between Shuffle Master, Inc. and Mark L. Yoseloff dated May 1, 2002 (Incorporated by reference to exhibit 10.35 in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

10.15

Executive Employment Agreement, by and between Shuffle Master, Inc. and Joseph J. Lahti, dated September 1, 2001 (confidential treatment requested as to portions) (Incorporated by reference to Exhibit 10.29 in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001).

10.16	Employment Agreement, by and between Shuffle Master, Inc. and Gary W. Griffin, dated May 22, 2002*.

10.17	Revolving Credit Note dated October 31, 2001, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association*.

10.18

Credit Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.10 in the Company’s Report on Form 10-K for the year ended October 31, 1999).

10.19

Security Agreement dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.11 in the Company’s Report on Form 10-K for the year ended October 31, 1999).

10.20	First Amendment to Credit Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association*.

10.21	First Amendment to Security Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association*.

10.22	Maturity Extension Agreement, dated October 31, 2002 by and between Shuffle Master, Inc. and U.S. Bank National Association*.

21	Subsidiaries of Registrant*

23	Independent Auditors’ Consent*

99.1	Certification of Chief Executive Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002**.

99.2	Certification of Chief Financial Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002**.

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUFFLE MASTER, INC.

Dated: May 2, 2003	By:	/s/ Mark L. Yoseloff
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark L. Yoseloff	Chairman, Chief Executive Officer and President	May 2, 2003
Mark L. Yoseloff

/s/ Gerald W. Koslow	Senior Vice President, Chief Financial Officer and	May 2, 2003
Gerald W. Koslow	Secretary

/s/ Howard P. Liszt	Director	May 2, 2003
Howard P. Liszt

/s/ Ken Robson	Director	May 2, 2003
Kenneth J. Robson

/s/ Garry W. Saunders	Director	May 2, 2003
Garry W. Saunders

CERTIFICATION

I, Mark L. Yoseloff, certify that:

1.                       I have reviewed this annual report on Form 10-K, as amended, of Shuffle Master, Inc.;

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

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days     prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the  registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, and

Date: May 2, 2003

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman, Chief Executive Officer and President

CERTIFICATION

I, Gerald W. Koslow, certify that:

1.                       I have reviewed this annual report on Form 10-K, as amended, of Shuffle Master, Inc.;

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days     prior to the filing date of this annual report (the “Evaluation Date”); and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, and

Date: May 2, 2003

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary