Form 10-Q
period 2003-04-30
SHUFFLE MASTER INC
filed 2003-06-13
CIK 718789

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☒     No  ☐

As of May 31, 2003, there were 16,646,731 shares of the Company’s $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

TABLE OF CONTENTS

Part I – Financial Information

Item	1.	Financial Statements:

		Consolidated Statements of Income Three and six months ended April 30, 2003 and 2002 (unaudited)

		Consolidated Balance Sheets April 30, 2003 and October 31, 2002 (unaudited)

		Consolidated Statements of Cash Flows Six months ended April 30, 2003 and 2002 (unaudited)

		Notes to Consolidated Financial Statements (unaudited)

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Quantitative and Qualitative Disclosures About Market Risk

Item	4.	Controls and Procedures

Part II – Other Information

Item	1.	Legal Proceedings

Item	4.	Submission of Matters to a Vote of Securities Holders

Item	6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Revenue:
Shuffler lease	$4,335	$4,026	$8,558	$8,009
Shuffler sales and service	3,660	3,430	5,849	5,464
Table royalties	5,243	4,334	10,406	8,427
Table sales	163	12	509	23
Slot lease	1,847	1,573	3,693	3,329
Slot sales	932	25	1,350	32
Other	65	24	77	58
Total revenue	16,245	13,424	30,442	25,342

Costs and expenses:
Cost of leases and royalties	2,139	2,251	4,435	4,707
Cost of sales and service	1,547	1,047	2,734	1,681
Selling, general and administrative	4,482	3,831	8,362	7,192
Research and development	1,921	1,631	3,705	3,412
Total costs and expenses	10,089	8,760	19,236	16,992

Income from operations	6,156	4,664	11,206	8,350
Interest income, net	46	116	100	318
Income before income taxes	6,202	4,780	11,306	8,668
Provision for income taxes	2,170	1,649	3,957	2,990
Net income	$4,032	$3,131	$7,349	$5,678

Earnings per common share, basic	$0.24	$0.18	$0.44	$0.32
Earnings per common share, diluted	$0.24	$0.17	$0.43	$0.31
Weighted average common shares, basic	16,560	17,874	16,849	17,781
Weighted average common shares, diluted	16,942	18,722	17,249	18,602

See notes to unaudited consolidated financial statements

SHUFFLER MASTER, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 30, 2003	October 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$2,829	$3,604
Investments	7,783	15,818
Accounts receivable, net	7,137	6,766
Note receivable	1,164	1,737
Investment in sales-type leases	1,281	525
Inventories	7,466	5,615
Prepaid income taxes	5,504	5,685
Deferred income taxes	610	459
Other current assets	752	384
Total current assets	34,526	40,593
Investment in sales-type leases	1,062	—
Products leased and held for lease, net	6,362	7,037
Property and equipment, net	1,951	2,119
Intangible assets, net	6,334	5,539
Goodwill	3,664	3,664
Non-current deferred income taxes	1,862	1,298
Other assets	348	353
Total assets	$56,109	$60,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,871	$4,209
Accrued liabilities	2,232	2,481
Customer deposits and unearned revenue	2,562	1,953
Current portion of long-term obligations	175	175
Total current liabilities	10,840	8,818

Long-term obligations	862	1,518

Contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 67,500 shares authorized; 16,636 and 17,276 shares issued and outstanding	166	173
Additional paid-in capital	—	1,895
Retained earnings	44,241	48,199
Total shareholders’ equity	44,407	50,267
Total liabilities and shareholders’ equity	$56,109	$60,603

See notes to unaudited consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,349	$5,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,035	3,686
Provision for bad debts	47	42
Provision for inventory obsolescence	222	405
Deferred income taxes	(715)	(544)
Tax benefit from stock option exercises	661	—
Stock options issued for service	—	42
Changes in operating assets and liabilities:
Accounts receivable	(418)	(732)
Note receivable	573	—
Investment in sales-type leases	(1,818)	51
Inventories	(1,478)	(290)
Other current assets	(368)	(259)
Accounts payable and accrued liabilities	757	10
Customer deposits and unearned revenue	609	(316)
Income taxes prepaid or payable	181	426
Net cash provided by operating activities	9,637	8,199

Cash flows from investing activities:
Purchases of investments	(7,397)	(16,095)
Proceeds from sale and maturities of investments	15,432	6,645
Payments for products leased and held for lease	(1,746)	(1,676)
Purchases of property and equipment	(270)	(440)
Purchases of intangible assets	(825)	(457)
Acquisition of business	(1,730)	—
Collection of note receivable from related party	—	317
Other	(6)	(331)
Net cash provided (used) by investing activities	3,458	(12,037)

Cash flows from financing activities:
Repurchases of common stock	(15,642)	(179)
Proceeds from issuances of common stock	1,772	2,826
Payments on obligation to related party	—	(50)
Net cash provided (used) by financing activities	(13,870)	2,597

Net decrease in cash and cash equivalents	(775)	(1,241)
Cash and cash equivalents, beginning of period	3,604	3,082
Cash and cash equivalents, end of period	$2,829	$1,841

Non-cash transaction:
Payment of obligation to related party with common stock	$—	$47
Cash paid for:
Income taxes paid	$3,826	$3,184
Interest	$6	$—

See notes to unaudited consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of Business: Shuffle Master, Inc. (the “Company”) develops, manufactures, and markets technology-based products for the gaming industry. The Company’s product lines include card shuffler products, table and slot games, and gaming-related software. The Company’s shuffler offerings are available to casinos through either a purchase or lease, table game products are typically available on a monthly license royalty fee basis, and slot games and the Company’s operating system are generally offered for sale or lease on a daily fee basis.  The Company markets its products in most domestic gaming jurisdictions directly, and, internationally, through representatives and a distributor.  The Company is headquartered in Las Vegas, Nevada and its internet address is www.shufflemaster.com.  Through the “Investors” page at the Company’s internet website, the Company’s annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

Basis of Presentation: The consolidated financial statements of Shuffle Master, Inc. as of April 30, 2003, and for the three and six months ended April 30, 2003 and 2002, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods.  The results of operations for the three and six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the year ending October 31, 2003.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

Certain prior period amounts have been reclassified to conform to the fiscal year 2003 presentation.

Recently Issued or Adopted Accounting Standards: In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition accounting for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 effective with the quarter ended January 31, 2003 and disclosures required under this statement are included in Note 6.

2.              BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	April 30, 2003	October 31, 2002
Accounts receivable, net:
Trade receivables	$6,221	$5,914
Accrued slot products revenue	1,127	1,072
Less: allowance for bad debts	(211)	(220)
	$7,137	$6,766

Note receivable	$1,164	$1,737

Accrued slot products revenue represents estimated unbilled participation revenue from slot leases.  All amounts are expected to be billed and collected within 12 months.  The note receivable relates to sales to a foreign distributor.  The note is unsecured, bears interest at 3%, and is due in equal monthly installments through December 2003.

	April 30, 2003	October 31, 2002
Investment in sales-type leases, net:
Minimum lease payments	$2,664	$567
Less interest	(321)	(42)
Investment in sales-type leases, net	2,343	525
Less current portion	(1,281)	(525)
Long-term portion	$1,062	$—

Investment in sales-type leases receivable includes amounts receivable under capital lease arrangements.  Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 12 to 36 months and contain bargain purchase options.  The Company maintains a provision for bad debts for estimated credit losses that result from the inability of its customers to make required payments.  The provision for bad debts is estimated based on historical experience and specific customer collection issues.

	April 30, 2003	October 31, 2002
Inventories:
Raw materials and component parts	$4,781	$3,842
Work-in-process	1,104	778
Finished goods	2,438	1,595
Less: allowance for inventory obsolescence	(857)	(600)
	$7,466	$5,615
Products leased and held for lease, net:
Shufflers	$10,173	$9,010
Table Games	2,487	2,394
Slot Products	8,541	8,329
	21,201	19,733
Less: accumulated depreciation	(14,839)	(12,696)
	$6,362	$7,037

3.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets:  All of the Company’s recorded intangible assets are subject to amortization.  Amortization expense was $536 and $391 for the three months ended April 30, 2003 and 2002, respectively, and $1,031 and $752 for the six months ended April 30, 2003 and 2002, respectively. Licenses and other as of April 30, 2003 includes $1,000 of intellectual property rights acquired in a business combination as disclosed in Note 8.  Intangible assets are comprised of the following:

	April 30, 2003	October 31, 2002

Purchased table games	$3,700	$3,700
Less: accumulated amortization	(1,388)	(1,168)
	2,312	2,532

Purchased slot games	3,370	3,370
Less: accumulated amortization	(3,104)	(2,925)
	266	445

Patents	1,942	1,619
Less: accumulated amortization	(391)	(310)
	1,551	1,309

Licenses and other	3,540	2,090
Less: accumulated amortization	(1,335)	(837)
	2,205	1,253
Intangible assets, net	$6,334	$5,539

Goodwill:  Goodwill originated from the Company’s acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001.  There were no changes in the carrying amount of goodwill for the six months ended April 30, 2003.

4.              SHAREHOLDERS’ EQUITY

Common Stock Repurchases: During the six months ended April 30, 2003 and 2002, the Company repurchased 848,000 and 15,000 shares of its common stock at total costs of $15,642 and $179, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.  On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock, subject to specific price limits.  This authorization superceded all previous outstanding authorizations.  At April 30, 2003, the Company had remaining authorizations of $10,436 to repurchase its common stock within specified price limits.

Tax Benefit from Stock Option Exercises: During the six months ended April 30, 2003, the Company recorded a $661 income tax benefit related to deductions for employee stock option exercises.  The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on the Company’s provision for income taxes.

5.              EARNINGS PER SHARE

The computations for basic and diluted earnings per share are as follows (shares in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net Income	$4,032	$3,131	$7,349	$5,678

Basic:
Weighted average shares, basic	16,560	17,874	16,849	17,781

Diluted:
Weighted average shares, basic	16,560	17,874	16,849	17,781
Dilutive impact of options outstanding	382	848	400	821
Weighted average shares, diluted	16,942	18,722	17,249	18,602

Earnings per share, basic	$0.24	$0.18	$0.44	$0.32
Earnings per share, diluted	$0.24	$0.17	$0.43	$0.31

As of April 30, 2003, 348,500 outstanding options were antidilutive to the diluted earnings per share calculation.  These options could become dilutive in future periods if the average market price of the Company’s common stock exceeds the exercise price of the outstanding options.

6.              STOCK OPTIONS

During the six months ended April 30, 2003, the Company’s stock options activity and weighted average exercise prices were as follows (shares in thousands):

	Shares	Weighted- Average Exercise Price

Outstanding, October 31, 2002	1,533	$10.99
Granted	568	20.74
Exercised	(208)	8.60
Forfeited	(146)	15.47
Outstanding, April 30, 2003	1,747	14.07

Exercisable, April 30, 2003	823	$10.38

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

If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net income, as reported	$4,032	$3,131	$7,349	$5,678
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,357)	(933)	(2,265)	(1,576)
Pro forma net income	$2,675	$2,198	$5,084	$4,102

Earnings per common share, basic:
As reported	$0.24	$0.18	$0.44	$0.32
Pro forma	0.16	0.12	0.30	0.23

Earnings per common share, diluted:
As reported	$0.24	$0.17	$0.43	$0.31
Pro forma	0.16	0.12	0.29	0.22

Weighted average fair value of options granted during the period	$12.89	$12.53	$13.92	$11.26

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

In January 2003, the Board of Directors approved and, in March 2003, the shareholders approved the Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “2003 Directors’ Plan”) for the purpose of compensating outside directors upon their election or re-election to the Board, or upon other discretionary events.  The 2003 Directors’ Plan makes available up to 500,000 stock options for grant to eligible directors.  Stock options may not be granted at an exercise price less than the fair market value of the Company’s stock at the date of grant.

7.              OPERATING SEGMENTS

The Company reports in three operating segments which are determined by product lines: Shufflers, Table Games and Slot Products.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  The Shufflers segment comprises the Company’s proprietary shuffler product line that includes single-deck and multi-deck shufflers. The Table Games segment comprises the Company’s line of proprietary table games, including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic.  The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, as well as the Company’s slot game operating system.  For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity-based allocation methodology and other direct measurements of operating activity.

Summarized financial information concerning the Company’s operating segments follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenue:
Shufflers	$7,995	$7,456	$14,407	$13,473
Table Games	5,406	4,346	10,915	8,450
Slot Products	2,779	1,598	5,043	3,361
Corporate	65	24	77	58
	$16,245	$13,424	$30,442	$25,342

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Operating income (loss):
Shufflers	$4,862	$4,141	$8,595	$7,189
Table Games	4,389	3,719	8,765	7,149
Slot Products	(158)	(675)	(724)	(1,450)
Corporate	(2,937)	(2,521)	(5,430)	(4,538)
	$6,156	$4,664	$11,206	$8,350
Depreciation and amortization:
Shufflers	$466	$569	$930	$1,134
Table Games	203	158	382	320
Slot Products	1,056	941	2,109	1,803
Corporate	310	218	614	429
	$2,035	$1,886	$4,035	$3,686
Capital expenditures:
Shufflers	$1,090	$41	$1,853	$427
Table Games	306	12	315	29
Slot Products	133	1,087	403	1,677
Corporate	76	280	270	440
	$1,605	$1,420	$2,841	$2,573

8.              ACQUISITION

In a business acquisition completed on April 23, 2003, the Company acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a 5 year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products have been assigned to the Company’s Table Games segment and will be marketed under the product name Table Master™.  The Company plans to expand these products by incorporating its existing Table Games titles such as Let It Ride ® and Three Card Poker ® into the multi-player games.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquisition cost was allocated among the estimated fair values of the acquired assets. All acquired intangible assets have definite lives.  The Company’s consolidated statements of income include the results of the acquired business beginning on April 23, 2003.  A summary of the allocation of the acquisition cost and the related amortization periods for acquired intangible assets follows:

	Estimated Fair Value	Amortization Period
Inventory	$730
Intangible assets:
Games license	900	10 years
Non-compete covenant	100	5 years
Total intangible assets	1,000
Total acqisition cost	$1,730

9.              COMMITMENTS AND CONTINGENCIES

Purchase Commitments: From time to time, the Company enters into commitments with its vendors to purchase inventory at fixed prices or guaranteed quantities.  These commitments are not material.

Intellectual Property Licenses: Certain of the Company’s intellectual property licenses require additional payments if the Company elects to renew the licenses.  These renewal payments are not material.  In addition, the Company may choose to negotiate and renew licenses upon their normal expiration.  No assurances can be given as to the terms of such renewals, if any.

Employment Agreements:  The Company has entered into employment contracts with its Corporate Officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, severance benefits for termination without cause, and non-compete provisions.  Future minimum aggregate payments (comprised of base salary, healthcare and non-compete payments) under these contracts for fiscal years ending October 31, 2004, 2005, 2006 and 2007 are $2,228, $2,110, $1,019, and $385, respectively.

Legal Proceedings:  The Company’s current material litigation is described below.  Litigation is inherently unpredictable. The Company’s current assessment of each matter may change based on future unknown or unexpected events.  If any litigation were to have an adverse result not expected by the Company, then there could be a material impact on the Company’s results of operations or financial position.  The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.  The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

WMS and Bally. On April 1, 2003, the Company announced that it had settled the lawsuit filed against it in September 2002 in U.S. District Court for the District of Nevada by WMS Gaming, Inc. (the “WMS Lawsuit”) related to alleged trademark and patent infringement and had also settled its claims against WMS in the lawsuit filed by the Company in February 2003 in the U.S. District Court for the Northern District of Illinois against WMS and Bally Gaming, Inc. (“Bally” and the “WMS/Bally Lawsuit,” respectively) relating to WMS’ and Bally’s alleged infringement of certain of the Company’s patents.  The Company has, more recently, also settled its claims against Bally in the WMS/Bally Lawsuit.  All claims in both lawsuits have been settled, the lawsuits have been dismissed, and the preliminary injunction obtained by WMS in the WMS Lawsuit relating to a bonus round feature previously used in certain of the Company’s games has been dissolved.  In settling their claims, WMS and Shuffle Master have cross-licensed their respective patents that were allegedly infringed.  Additionally, subject to certain confidential terms and conditions, WMS has consented to Shuffle Master’s use of certain WMS trade dress in connection with the conversion of up to 10,000 gaming machines.  Terms of the settlement with Bally concerning the WMS/Bally lawsuit are confidential, but are not material to the Company.

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

CARD (US).  In September 2002, the Company filed a patent infringement suit against Casinos Austria Research and Development (“CARD”), Casinos Austria AG (collectively the “CARD Defendants”), John Huxley Casino Equipment Limited and John Huxley USA, Inc. (collectively the “Huxley Defendants”).  The suit was filed in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota.  The complaint alleges that the One2Six shuffler manufactured and owned by the CARD Defendants and distributed by the Huxley Defendants violates two of the Company’s shuffler patents.  The suit seeks a permanent injunction against the selling of the One2Six shuffler in the United States, and an unspecified amount of damages for the defendants’ infringement.  In April 2003, the Company filed a first amended complaint against the CARD Defendants; in that first amended complaint, the Huxley Defendants were dropped since, after the lawsuit had been filed, they relinquished any distribution or other rights to the One2Six shuffler in the United States.  Subsequently, in May 2003, and based on the representations of the CARD Defendants that there were no One2Six shufflers presently being sold or leased or offered for sale or lease in the United States, the Company voluntarily dismissed without prejudice the pending litigation in Minnesota.  Thereafter, the Company has been informed that an affiliated entity of the CARD Defendants has filed a new lawsuit against the Company in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the One2Six shuffler manufactured by the CARD Defendants does not infringe the two patents which were the subject of the earlier-filed Minnesota action.  The new complaint also alleges, for the first time, that certain of the Company’s shufflers infringe a patent claimed to be owned by the CARD Defendants which was issued in 1989, and seeks a permanent injunction and an unspecified amount of damages.  The Company completely and categorically denies the allegations of the new complaint.  Specifically, the Company continues to believe that the One2Six shuffler violates at least two of its patents and intends to file appropriate legal action concerning such infringement at an appropriate time.  The Company also denies that it is violating any of the patents owned by the CARD Defendants or any of its affiliates, and believes that it will prevail in this new action.

CARD (Australia).  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six shuffler in Australia was infringing one of the Company’s Australian patents.  In March 2003, the Company was granted permission by the court to add CARD as a defendant in that lawsuit.  A permanent injunction against the selling of the One2Six and an unspecified amount of damages are being sought in the Australian action.  The Company believes that it will prevail in this both of these infringement action.

CARD (UK).  In April 2003, the Company filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom.  The Company is seeking a permanent injunction against the selling of the One2Six shuffler in the United Kingdom and an unspecified amount of damages.  The Company believes that it will prevail in this infringement action.

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

RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

The following table sets forth selected financial percentages derived from the Company’s unaudited consolidated financial statements:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenue by segment:
Shufflers	49.2%	55.6%	47.3%	53.2%
Table Games	33.3%	32.4%	35.9%	33.3%
Slot Products	17.1%	11.9%	16.6%	13.3%
Other	0.4%	0.1%	0.2%	0.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.7%	24.6%	23.5%	25.2%
Gross margin	77.3%	75.4%	76.5%	74.8%
Selling, general and administrative	27.6%	28.5%	27.5%	28.4%
Research and development	11.8%	12.2%	12.2%	13.5%
Income from operations	37.9%	34.7%	36.8%	32.9%
Interest income, net	0.3%	0.9%	0.3%	1.3%
Income before income taxes	38.2%	35.6%	37.1%	34.2%
Provision for income taxes	13.4%	12.3%	13.0%	11.8%
Net income	24.8%	23.3%	24.1%	22.4%

REVENUE AND INCOME FROM OPERATIONS

Total revenue for the second quarter of fiscal year 2003 increased 21.0% to $16,245, compared to $13,424 for the second quarter of the prior fiscal year. For the six months ended April 30, 2003, total revenue increased $5,100, or 20.1%, compared to the prior fiscal year period.  The increases in revenue reflect contributions from each of the Company’s operating segments, including significant growth in the Table Games and Slot Products segments.  As a result, the Table Games and Slot Products segments represent a greater percentage of the Company’s consolidated revenues in each of the fiscal year 2003 periods than the comparable prior year periods, reflecting a greater diversification of the Company’s product lines.

Income from operations increased $1,492, or 32.0%, to $6,156 for the second quarter of fiscal year 2003, compared to $4,664 for the comparable prior year quarter.  For the six months ended April 30, 2003, income from operations increased 34.2% to $11,206 compared to $8,350 for the prior year period.

SHUFFLERS SEGMENT:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Shufflers segment revenue:
Shuffler lease	$4,335	$4,026	$8,558	$8,009
Shuffler sales and service	3,660	3,430	5,849	5,464
Total	$7,995	$7,456	$14,407	$13,473

Shufflers segment operating profit	$4,862	$4,141	$8,595	$7,189
Operating profit as a percent of revenue	60.8%	55.5%	59.7%	53.4%

			Increase (Decrease)	Percentage Change
Shufflers under lease (units)
Beginning of quarter
Single-deck shufflers	2,082	1,946	136	7.0%
Multi-deck shufflers	1,238	1,175	63	5.4%
Total	3,320	3,121	199	6.4%

End of quarter
Single-deck shufflers	2,126	1,919	207	10.8%
Multi-deck shufflers	1,281	1,135	146	12.9%
Total	3,407	3,054	353	11.6%

Unit change during quarter	87	(67)
Percentage change during quarter	2.6%	(2.1)%

Shufflers sold (units)
Single-deck shufflers	183	131	52	39.7%
Multi-deck shufflers	139	191	(52)	(27.2)%
Total units	322	322	—	0.0%
Average unit price (dollars)	$10,055	$9,485	$570	6.0%

Shuffler lease revenue for the three months and six months ended April 30, 2003 increased 7.7% and 6.9%, respectively, over the prior year periods, reflecting the greater number of units on lease and a consistent average lease price. During the fiscal year 2003 second quarter, the shuffler installed lease base increased 87 units, comprised of the net placement of 111 Deck Mate™, 63 King™, 31 ACE® and 48 other multi-deck batch shufflers, offset by the conversion of 159 leased units to sold units (“conversion units”) and the net removal of 7 other single-deck shufflers.

Shuffler sales and service revenue for the three months and six months ended April 30, 2003 increased 6.7% and 7.0%, respectively, over the prior year periods.  Shuffler unit sales for the fiscal year 2003 second quarter were equal to the corresponding quarter last year.  Fiscal year 2003 second quarter units sold includes 159 conversion units compared to 157 conversion units in the prior year second quarter.  Shuffler sales for the second quarter of fiscal year 2003 included a greater percentage of the higher-priced ACE® and Deck Mate™ shufflers and a lower percentage of foreign sales which generally have lower unit prices.  Thus, the average unit price per shuffler unit sold has increased compared to the prior year second quarter.

Shufflers segment operating profit was $4,862 and $8,595 for the three months and six months ended April 30, 2003, respectively, reflecting increases of 17.4% and 19.6% over the prior year periods.  The increase in operating profit is primarily attributed to the increase in revenue.  In addition, operating profit as a percentage of revenue improved, reflecting higher gross margins from shuffler leases and a reduction in selling, general and administrative expenses at the Company’s Australian facility.  Shuffler lease gross margin improvement is due to lower depreciation expense as more leased and available for lease shufflers become fully depreciated.

TABLE GAMES SEGMENT:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Table Games segment revenue:
Table royalties	$5,243	$4,334	$10,406	$8,427
Table sales	163	12	509	23
Total	$5,406	$4,346	$10,915	$8,450

Table Games segment operating profit	$4,389	$3,719	$8,765	$7,149
Operating profit as a percent of revenue	81.2%	85.6%	80.3%	84.6%

			Increase (Decrease)	Percentage Change
Table games installed (royalty units)
Beginning of quarter
Three Card Poker®	877	624	253	40.5%
Let It Ride Bonus®	567	535	32	6.0%
Let It Ride® basic	87	131	(44)	(33.6)%
Other	37	17	20	117.6%
Total	1,568	1,307	261	20.0%

End of quarter
Three Card Poker®	931	694	237	34.1%
Let It Ride Bonus®	549	546	3	0.5%
Let It Ride® basic	88	119	(31)	(26.1)%
Other	53	15	38	253.3%
Total	1,621	1,374	247	18.0%

Unit change during quarter	53	67
Percentage change during quarter	3.4%	5.1%

Table royalties for the three months and six months ended April 30, 2003 increased 21.0% and 23.5%, respectively, over the prior year periods, primarily due to the net placement of Three Card Poker® tables.  Additionally, in April 2002, the Company increased the list price for the Three Card Poker® table game by approximately 50%.  The increase in Let It Ride Bonus® tables includes conversions from the basic table.

Table sales for the three months and six months ended April 30, 2003 consisted primarily of foreign sales of side-bet table systems and Bloodhound™ units.

Table Games segment operating profit was $4,389 and $8,765 for the three months and six months ended April 30, 2003, respectively, reflecting increases of 18.0% and 22.6% over the prior year periods.  The increase in operating profit is primarily attributed to the increase in revenue.  Operating profit as a percentage of revenue declined, reflecting higher levels of research and development and variable selling expenses.  The increase in Table Games research and development expenses reflects costs associated with the development of automated player tracking technologies acquired in August 2002.  This development activity and development costs associated with Table Master™ products, discussed below, are expected to continue this trend of higher Table Game research and development expenses for the near-term.

In a business acquisition completed on April 23, 2003, the Company acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a 5 year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products have been assigned to the Company’s Table Games segment and will be marketed under the product name Table Master™.  The Company plans to expand these products by incorporating its existing Table Games titles such as Let It Ride ® and Three Card Poker ® into the multi-player games.

SLOT PRODUCTS SEGMENT:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Slot Products segment revenue:
Slot lease	$1,847	$1,573	$3,693	$3,329
Slot sales	932	25	1,350	32
Total	$2,779	$1,598	$5,043	$3,361

Slot Products segment operating loss	$(158)	$(675)	$(724)	$(1,450)
Operating loss as a percent of revenue	(5.7)%	(42.2)%	(14.4)%	(43.1)%

			Increase (Decrease)	Percentage Change
Slot games installed (lease units)
Beginning of quarter
Cooperative slot games	597	565	32	5.7%
Company slot products	439	250	189	75.6%
Total	1,036	815	221	27.1%

End of quarter
Cooperative slot games	602	549	53	9.7%
Company slot products	533	208	325	156.3%
Total	1,135	757	378	49.9%

Unit change during quarter	99	(58)
Percentage change during quarter	9.6%	(7.1)%

Slot lease revenue for the fiscal year 2003 second quarter increased 17.4%, compared to the prior fiscal year second quarter and increased 10.9% for the six months ended April 30, 2003 compared to the prior year period.  This revenue growth reflects primarily an increase in lease revenue from the Company’s proprietary operating system-based products that were introduced in the latter part of fiscal year 2002, as well as a net increase in placements of slot games cooperatively developed with International Game Technology (“IGT”).  For the six month comparison, this increase was offset by the impact of IGT performance revenue recorded in the first quarter of fiscal year 2002.  Specifically, the prior year first quarter included $215 in revenue related to provisions of the Company’s fiscal 2000 slot games agreements with IGT (“IGT Agreements”).  The IGT Agreements prescribed minimum profits due to the Company based on fiscal year 2001 product rollout schedules.

Company slot products include slot machines, slot machine upgrade kits, operating system licenses, and slot game title licenses. The increase of 325 lease units in Company slot products is primarily attributed to the units placed under third party product-related agreements to license the Company’s slot game operating system and slot game titles.  Unit placements under these agreements began in the first quarter of fiscal year 2003.

Slot sales for the three months and six months ended April 30, 2003 include sales of the Company’s slot machine upgrade kit, slot game titles and intellectual property licenses.  These products were not available during the first six months of the prior fiscal year.

Slot Products segment operating loss improved to $158 and $724 for the three months and six months ended April 30, 2003, respectively, compared to $675 and $1,450 in the prior fiscal year periods.  The improvement includes higher gross margins due to the greater sales volume, including intellectual property licenses, and better absorption of fixed manufacturing and service expenses, offset partially by higher compliance costs for new product introductions.

GROSS MARGIN

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenue:
Leases and royalties	$11,425	$9,933	$22,657	$19,765
Sales and service	4,755	3,467	7,708	5,519
Other	65	24	77	58
Total	$16,245	$13,424	$30,442	$25,342
Cost of revenue:
Leases and royalties	$2,139	$2,251	$4,435	$4,707
Sales and service	1,547	1,047	2,734	1,681
Other	—	—	—	—
Total	$3,686	$3,298	$7,169	$6,388
Gross margin percentage:
Leases and royalties	81.3%	77.3%	80.4%	76.2%
Sales and service	67.5%	69.8%	64.5%	69.5%
Total	77.3%	75.4%	76.5%	74.8%

Gross margin as a percentage of revenue was 77.3% and 76.5% for the three months and six months ended April 30, 2003, respectively, compared to 75.4% and 74.8% for the comparable prior fiscal year periods.  Total gross margins have been positively impacted by better absorption of indirect cost of sales, primarily manufacturing overhead costs, due to higher revenue levels.   Leases and royalties gross margins have improved for the fiscal year 2003 periods compared to the prior year primarily due to the aforementioned improvement in shuffler lease gross margins.  Sales and service gross margins for the fiscal year 2003 periods in each product segment have improved compared the prior year periods; however, overall sales and service gross margins have declined because the lower-margined slot products constituted a larger percentage of total sales and service.

OPERATING EXPENSES

Selling, general and administrative expenses (“SG&A”) increased by $651, or 17.0%, to $4,482 for the current fiscal year second quarter and increased $1,170, or 16.3% for the six months ended April 30, 2003, compared to the prior year periods.  The increase in SG&A expenses primarily reflects higher legal costs associated with the Company’s various legal proceedings, as well as higher commissions due to the greater sales volume. As a percentage of revenue, SG&A for the three months and six months ended April 30, 2003 decreased to 27.6% and 27.5%, respectively, from 28.5% and 28.4% for the comparable prior year periods.  The Company believes that a trend of higher legal costs may continue.  These costs are not expected to have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.

Research and development expenses of $1,921 and $3,705 for the three months and six months ended April 30, 2003 represent increases of 17.8% and 8.6% over the prior year periods.  As a percentage of revenue, research and development expenses were consistent at 11.8% and 12.2% for the three months and six months ended April 30, 2003, compared to 12.2% and 13.5% for the prior year periods.  Research and development activities are associated with each of the Company’s operating segments and include investments in next-generation shufflers, automated player tracking technologies, slot operating system enhancements, and new slot games.  While research and development expenses may vary between the Company’s segments from quarter to quarter, the Company expects total research and development expenses to remain consistent.

INTEREST INCOME, NET

Interest income, net, was $46 and $100 for the three months and six months ended April 30, 2003, compared to $116 and $318 for the prior fiscal year periods.  The decrease in interest income reflects lower average interest rates during the six months ended April 30, 2003 and lower average investment balances during the three months ended April 30, 2003.

INCOME TAXES

The Company recorded income tax expense at an effective rate of 35.0% for the three months and six months ended April 30, 2003, compared to an effective tax rate of 34.5% for the prior fiscal year periods.  The increase in the Company’s effective tax rate reflects the diminishing impact on the effective tax rate of items deductible for tax purposes, but not for book purposes.

EARNINGS PER SHARE

The Company earned diluted earnings per share of $0.24 for the fiscal year 2003 second quarter, compared to $0.18 per diluted share for the second quarter of the prior fiscal year.  Diluted weighted average shares outstanding decreased to 16,942,000 for the fiscal year 2003 second quarter from 18,722,000 for the second quarter of fiscal year 2002.  The decrease in diluted weighted average shares outstanding reflects the repurchase of 1,730,000 shares offset by the exercise of 277,000 stock options during the twelve-month period ended April 30, 2003.  Additionally, the dilutive impact of common stock options outstanding on weighted average shares decreased by 466,000 shares to 382,000 shares for the quarter ended April 30, 2003, from 848,000 shares for the quarter ended April 30, 2002.  The decrease in the dilutive effect is a result of the exercise of stock options during the twelve months ended April 30, 2003, which decreased the number and dilutive impact of common stock options that could be exercised.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses.  Management periodically evaluates its policies, estimates and related assumptions, including: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; accounting for stock-based compensation; and contingencies.  The Company’s management bases its estimates on historical experience and expectations of the future.  Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

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

The Company recognizes sale revenue upon the shipment of the equipment, including sale revenue from sales-type leases.  Sales-type leases include payment terms ranging from 12 to 36 months and include a bargain purchase option.  If a customer purchases existing leased equipment, revenue is recorded on the date of the purchase.  Revenue on service and warranty contracts is recognized over the term of the contracts, which are generally one year.

Shuffler equipment operating lease revenue is earned and recognized based on a monthly fixed fee, generally through indefinite term operating leases.  Slot equipment lease revenue is recognized when earned through monthly or daily fixed fees or revenue participation fees.  Participation fees are arrangements whereby the Company participates in the net win from a slot game.  The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data.  Actual billings may differ from estimates due to variations in game play and down time.  Such variations are adjusted in the subsequent period when actual billing is determined.  Lease revenue commences upon the completed installation of the leased equipment.

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

The Company assesses the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, then the Company records an impairment expense to write down the long-lived asset or asset group to its estimated fair value.  Fair value is determined based on undiscounted expected future cash flows.  An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that could adversely affect operating results.

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

Stock Based Compensation: The Company accounts for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all periods presented because all stock options were granted at an exercise price equal to the market value of the Company’s stock on the date of grant.  The notes to the consolidated financial statements disclose the pro forma impact to the Company’s net income and earnings per share as if the Company had elected the fair value method.  Under the fair value method, compensation expense is determined based on the estimated fair value of stock options at the date of grant.

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

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands)

LIQUIDITY

Working Capital: As of April 30, 2003, the Company had cash, cash equivalents and investments totaling $10,612 compared to $19,422 at October 31, 2002.  The decrease in cash, cash equivalents and investments reflects primarily positive cash flow from operations of $9,637 offset by stock repurchases of $15,642, aggregate capital expenditures of $2,841, and a business acquisition for $1,730.  The current ratio decreased to 3.2 at April 30, 2003 from 4.6 at October 31, 2002, while working capital decreased by $8,089 to $23,686 at April 30, 2003 from $31,775 at October 31, 2002.  The decreases in working capital and the current ratio reflect the lower cash, cash equivalents and investment balances at April 30, 2003.

Cash Flows: Cash provided by operations totaled $9,637 for the six months ended April 30, 2003 compared to $8,199 for the comparable prior fiscal year period.  Significant items in cash flows from operating activities in the current six month period included net income of $7,349 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $3,589 compared to net income of $5,678 and non-cash charges of $3,589 for the prior year period.  Changes in operating assets and liabilities for the six months ended April 30, 2003 include a net increase in accounts receivable and inventories totaling $1,896 reflecting primarily higher sales volume and inventory requirements for near-term production and sales.  In addition, sales-type leasing activities increased significantly, resulting in a cash usage of $1,818.

Investing activities for the six months ended April 30, 2003 provided cash flow of $3,458.  Investing cash flows include $8,035 provided from the net maturities of investments offset by aggregate capital expenditures of  $2,841 and the acquisition of the Table Master™ product line for $1,730.  Capital expenditures for the six months ended April 30, 2003 includes $1,746 for shufflers, table games, and slot games leased or held for lease to customers.

Financing activities for the six months ended April 30, 2003 include the repurchase of 848,000 shares of common stock using cash of $15,642 and the issuance of 208,000 shares of common stock, pursuant to stock options exercised by employees and directors under the Company’s stock option plans, that provided cash of $1,772.

CAPITAL RESOURCES

The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company’s operations, long-term obligations, capital expenditures and new product development for the foreseeable future.  Projected cash flows from operations are based on management’s estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.  In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.  The credit agreement matures in October 2004.  Throughout the six months ended April 30, 2003, the Company had no borrowings outstanding under its revolving credit agreement.

STOCK REPURCHASE AUTHORIZATIONS

During the six months ended April 30, 2003 and 2002, the Company repurchased 848,000 and 15,000 shares of its common stock at total costs of $15,642 and $179, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.  On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock, subject to specific price limits.  This authorization superceded all previous outstanding authorizations.  At April 30, 2003, the Company had remaining authorizations of $10,436 to repurchase its common stock within specified price limits.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Employment Agreements:  The Company has entered into employment contracts with its Corporate Officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, severance benefits for termination without cause, and non-compete provisions.  Future minimum aggregate payments (comprised of base salary, healthcare and non-compete payments) under these contracts for fiscal years ending October 31, 2004, 2005, 2006 and 2007 are $2,228, $2,110, $1,019, and $385, respectively.

Contractual Obligations:  The Company’s significant contractual obligations consist of note payable, long-term accounts payable, and operating leases and have not changed materially from those disclosed in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2003, the Company had approximately $10.6 million in investments.  The investments are primarily in fixed income and investment grade securities.  The Company’s investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of the Company’s investment policies, the primary market risk associated with its portfolio is interest rate risk.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company’s current material litigation is described below.  Litigation is inherently unpredictable. The Company’s current assessment of each matter may change based on future unknown or unexpected events.  If any litigation were to have an adverse result not expected by the Company, then there could be a material impact on the Company’s results of operations or financial position.  The Company believes that costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.  The Company assumes no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

WMS and Bally.  On April 1, 2003, the Company announced that it had settled the lawsuit filed against it in September 2002 in U.S. District Court for the District of Nevada by WMS Gaming, Inc. (the “WMS Lawsuit”) related to alleged trademark and patent infringement and had also settled its claims against WMS in the lawsuit filed by the Company in February 2003 in the U.S. District Court for the Northern District of Illinois against WMS and Bally Gaming, Inc. (“Bally” and the “WMS/Bally Lawsuit,” respectively) relating to WMS’ and Bally’s alleged infringement of certain of the Company’s patents.  The Company has, more recently, also settled its claims against Bally in the WMS/Bally Lawsuit.  All claims in both lawsuits have been settled, the lawsuits have been dismissed, and the preliminary injunction obtained by WMS in the WMS Lawsuit relating to a bonus round feature previously used in certain of the Company’s games has been dissolved.  In settling their claims, WMS and Shuffle Master have cross-licensed their respective patents that were allegedly infringed.  Additionally, subject to certain confidential terms and conditions, WMS has consented to Shuffle Master’s use of certain WMS trade dress in connection with the conversion of up to 10,000 gaming machines.  Terms of the settlement with Bally concerning the WMS/Bally lawsuit are confidential, but are not material to the Company.

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

CARD (US).  In September 2002, the Company filed a patent infringement suit against Casinos Austria Research and Development (“CARD”), Casinos Austria AG (collectively the “CARD Defendants”),

John Huxley Casino Equipment Limited and John Huxley USA, Inc. (collectively the “Huxley Defendants”).  The suit was filed in the U.S. District Court for the District of Minnesota, in Minneapolis, Minnesota.  The complaint alleges that the One2Six shuffler manufactured and owned by the CARD Defendants and distributed by the Huxley Defendants violates two of the Company’s shuffler patents.  The suit seeks a permanent injunction against the selling of the One2Six shuffler in the United States, and an unspecified amount of damages for the defendants’ infringement.  In April 2003, the Company filed a first amended complaint against the CARD Defendants; in that first amended complaint, the Huxley Defendants were dropped since, after the lawsuit had been filed, they relinquished any distribution or other rights to the One2Six shuffler in the United States.  Subsequently, in May 2003, and based on the representations of the CARD Defendants that there were no One2Six shufflers presently being sold or leased or offered for sale or lease in the United States, the Company voluntarily dismissed without prejudice the pending litigation in Minnesota.  Thereafter, the Company has been informed that an affiliated entity of the CARD Defendants has filed a new lawsuit against the Company in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the One2Six shuffler manufactured by the CARD Defendants does not infringe the two patents which were the subject of the earlier-filed Minnesota action.  The new complaint also alleges, for the first time, that certain of the Company’s shufflers infringe a patent claimed to be owned by the CARD Defendants which was issued in 1989, and seeks a permanent injunction and an unspecified amount of damages.  The Company completely and categorically denies the allegations of the new complaint.  Specifically, the Company continues to believe that the One2Six shuffler violates at least two of its patents and intends to file appropriate legal action concerning such infringement at an appropriate time.  The Company also denies that it is violating any of the patents owned by the CARD Defendants or any of its affiliates, and believes that it will prevail in this new action.

CARD (Australia).  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six shuffler in Australia was infringing one of the Company’s Australian patents.  In March 2003, the Company was granted permission by the court to add CARD as a defendant in that lawsuit.  A permanent injunction against the selling of the One2Six and an unspecified amount of damages are being sought in the Australian action.  The Company believes that it will prevail in this both of these infringement action.

CARD (UK).  In April 2003, the Company filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom.  The Company is seeking a permanent injunction against the selling of the One2Six shuffler in the United Kingdom and an unspecified amount of damages.  The Company believes that it will prevail in this infringement action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders held on March 12, 2003, the shareholders approved the following proposals by the indicated votes.  A discussion of each proposal is included in the Company’s Proxy Statement dated February 7, 2003, previously filed with the Securities and Exchange Commission.

Matter		Votes
		For	Against	Abstained	Withheld

1)	Proposal to set the number of directors at four (4).	15,279,430	353,654	80,314

2)	Proposal to elect four (4) directors to hold office until the next annual meeting or until their successors are elected.

	Mark L. Yoseloff	15,602,774			110,624
	Howard P. Liszt	14,752,836			960,562
	Garry Saunders	14,752,511			960,887
	Ken Robson	14,751,911			961,487

3)	Proposal to approve the Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors which authorizes the issuance of options to purchase up to 500,000 shares of common stock.	13,711,609	2,475,186	126,603

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1	Employment Agreement, by and between Shuffle Master, Inc. and Gerald W. Koslow, dated February 1, 2003.

10.2	Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated February 1, 2003.

99.1	*Certification of Chief Executive Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

99.2	*Certification of Chief Financial Officer Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002.

* Exhibits 99.1 and 99.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date:	June 13, 2003

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

Date: June 13, 2003

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

Date: June 13, 2003

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary