Form 10-Q
period 2003-07-31
SHUFFLE MASTER INC
filed 2003-09-09
CIK 718789

United States
Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of August 31, 2003, there were 16,575,561 shares of the Company’s $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

TABLE OF CONTENTS

Part I – Financial Information

Item	1.	Financial Statements (unaudited):

		Condensed Consolidated Statements of Income Three and nine months ended July 31, 2003 and 2002

		Condensed Consolidated Balance Sheets July 31, 2003 and October 31, 2002

		Condensed Consolidated Statements of Cash Flows Nine months ended July 31, 2003 and 2002

		Notes to Condensed Consolidated Financial Statements

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Quantitative and Qualitative Disclosures About Market Risk

Item	4.	Controls and Procedures

Part II – Other Information

Item	1.	Legal Proceedings

Item	6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Revenue:
Shuffler lease	$4,437	$4,055	$12,995	$12,064
Shuffler sales and service	4,206	3,617	10,055	9,081
Table royalties	5,356	4,908	15,762	13,335
Table sales	1,365	558	1,791	582
Slot lease	1,828	1,641	5,521	4,970
Slot sales	214	341	1,647	372
Other	9	19	86	77
Total revenue	17,415	15,139	47,857	40,481

Costs and expenses:
Cost of leases and royalties	2,354	2,040	6,789	6,747
Cost of sales and service	1,599	1,882	4,333	3,563
Selling, general and administrative	4,423	3,674	12,785	10,866
Research and development	2,261	1,707	5,966	5,119
Total costs and expenses	10,637	9,303	29,873	26,295

Income from operations	6,778	5,836	17,984	14,186
Interest income, net	63	155	163	473
Income before income taxes	6,841	5,991	18,147	14,659
Provision for income taxes	2,213	2,067	6,170	5,057
Net income	$4,628	$3,924	$11,977	$9,602

Earnings per common share, basic	$0.28	$0.22	$0.71	$0.54
Earnings per common share, diluted	$0.27	$0.22	$0.70	$0.52
Weighted average common shares, basic	16,653	17,797	16,783	17,787
Weighted average common shares, diluted	17,181	18,209	17,226	18,469

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	July 31, 2003	October 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$4,121	$3,604
Investments	11,322	15,818
Accounts receivable, net	6,840	6,766
Notes receivable	1,085	1,737
Investment in sales-type leases	1,877	525
Inventories	7,173	5,615
Prepaid income taxes	7,084	5,685
Deferred income taxes	720	459
Other current assets	497	384
Total current assets	40,719	40,593
Investment in sales-type leases	2,319	—
Products leased and held for lease, net	6,256	7,037
Property and equipment, net	1,954	2,119
Intangible assets, net	5,925	5,539
Goodwill	3,664	3,664
Non-current deferred income taxes	1,377	1,298
Other assets	440	353
Total assets	$62,654	$60,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,900	$4,209
Accrued liabilities	2,995	2,481
Customer deposits and unearned revenue	2,911	1,953
Current portion of long-term obligations	175	175
Total current liabilities	11,981	8,818
Long-term obligations	425	1,518

Contingencies

Shareholders’ equity:
Common stock, $0.01 par value; 67,500 shares authorized; 16,694 and 17,276 shares issued and outstanding	167	173
Additional paid-in capital	1,212	1,895
Retained earnings	48,869	48,199
Total shareholders’ equity	50,248	50,267
Total liabilities and shareholders’ equity	$62,654	$60,603

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net income	$11,977	$9,602
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,084	5,568
Provision for bad debts	240	50
Provision for inventory obsolescence	322	542
Deferred income taxes	(340)	(554)
Tax benefit from stock option exercises	1,893	6,236
Stock options issued for service	—	42
Changes in operating assets and liabilities:
Accounts receivable	(314)	(1,691)
Notes receivable	652	—
Investment in sales-type leases	(3,671)	155
Inventories	(1,285)	105
Other current assets	(113)	(244)
Accounts payable and accrued liabilities	1,117	317
Customer deposits and unearned revenue	958	(280)
Prepaid income taxes	(1,399)	(6,813)
Net cash provided by operating activities	16,121	13,035

Cash flows from investing activities:
Purchases of investments	(12,598)	(23,310)
Proceeds from sale and maturities of investments	17,094	22,703
Payments for products leased and held for lease	(2,945)	(2,331)
Purchases of property and equipment	(501)	(589)
Purchases of intangible assets	(931)	(898)
Acquisition of business	(1,730)	—
Collection of note receivable from related party	—	317
Other	(104)	(289)
Net cash used by investing activities	(1,715)	(4,397)

Cash flows from financing activities:
Repurchases of common stock	(16,714)	(11,554)
Proceeds from issuances of common stock	2,825	3,060
Payments of obligation to related party	—	(50)
Net cash used by financing activities	(13,889)	(8,544)

Net increase in cash and cash equivalents	517	94
Cash and cash equivalents, beginning of period	3,604	3,082
Cash and cash equivalents, end of period	$4,121	$3,176

Non-cash transaction:
Payment of obligation to related party with common stock	$—	$47
Cash paid for:
Income taxes paid	$6,041	$6,188
Interest	$9	$—

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of Business: Shuffle Master, Inc. (the “Company”) develops, manufactures, and markets technology-based products for the gaming industry. The Company’s product lines include card shuffler products, table and slot games, and gaming-related software. The Company’s products are generally offered to customers through either a purchase (including sales-type leases) or operating lease / license agreement.  Lease and license agreements typically are in the form of a fixed monthly fee, fixed daily fee, or revenue participation fee.  The Company markets its products in most domestic gaming jurisdictions directly, and, internationally, through representatives and a distributor.  The Company is headquartered in Las Vegas, Nevada and its internet address is www.shufflemaster.com.  Through the “Investors” page at the Company’s internet website, the Company’s annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the SEC.

Basis of Presentation: The condensed consolidated financial statements of Shuffle Master, Inc. as of July 31, 2003, and for the three and nine months ended July 31, 2003 and 2002, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods.  The results of operations for the three and nine months ended July 31, 2003 are not necessarily indicative of the results to be expected for the year ending October 31, 2003.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

Certain prior period amounts have been reclassified to conform to the fiscal year 2003 presentation.

Recently Issued or Adopted Accounting Standards: In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees and requires initial recognition at fair value of a liability for such guarantees.  The Company adopted the disclosure requirements of FIN 45 effective for the quarter ended January 31, 2003 and the liability recognition requirements to guarantees issued or modified after December 31, 2002.  The adoption of these requirements did not have a material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition accounting for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 effective with the quarter ended January 31, 2003 and disclosures required under this statement are included in Note 6.

The Emerging Issues Task Force (“EITF”) recently reached a consensus on issues relating to the accounting for multiple element arrangements:  Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, and Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software.”  The consensus opinion reached in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003.  The Company is evaluating the impact, if any, of these two EITF issues on its consolidated financial statements.

2.              BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	July 31, 2003	October 31, 2002
Accounts receivable, net:
Trade receivables	$6,191	$5,914
Accrued slot products revenue	868	1,072
Less: allowance for bad debts	(219)	(220)
	$6,840	$6,766

Notes receivable	$1,085	$1,737

Accrued slot products revenue represents estimated unbilled participation revenue from slot leases.  All amounts are expected to be billed and collected within 12 months.  The notes receivable relate to sales to a foreign distributor.  The notes are unsecured, bear interest at 3%, and are due in monthly installments through January 2004.

	July 31, 2003	October 31, 2002
Investment in sales-type leases, net:
Minimum lease payments	$4,709	$567
Less: interest	(328)	(42)
Less: allowance for bad debts	(185)	—
Investment in sales-type leases, net	4,196	525
Less: current portion	(1,877)	(525)
Long-term portion	$2,319	$—

Investment in sales-type leases includes amounts receivable under capital lease arrangements.  Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 12 to 36 months and contain bargain purchase options.

The Company maintains provisions for bad debts for estimated credit losses that result from the inability of its customers to make required payments.  The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

	July 31, 2003	October 31, 2002
Inventories:
Raw materials and component parts	$4,746	$3,842
Work-in-process	1,120	778
Finished goods	2,242	1,595
Less: allowance for inventory obsolescence	(935)	(600)
	$7,173	$5,615
Products leased and held for lease, net:
Shufflers	$10,889	$9,010
Table Games	2,308	2,394
Slot Products	8,767	8,329
	21,964	19,733
Less: accumulated depreciation	(15,708)	(12,696)
	$6,256	$7,037

3.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets:  All of the Company’s recorded intangible assets are subject to amortization.  Amortization expense was $514 and $393 for the three months ended July 31, 2003 and 2002, respectively, and $1,545 and $1,146 for the nine months ended July 31, 2003 and 2002, respectively. Licenses and other as of July 31, 2003 includes $1,000 of intellectual property rights acquired in a business combination as disclosed in Note 8. Estimated future annual amortization of intangible assets has not changed materially from the amounts disclosed in Note 4 to the Company’s annual report on Form 10-K for the year ended October 31, 2002. Intangible assets are comprised of the following:

	July 31, 2003	October 31, 2002

Purchased table games	$3,700	$3,700
Less: accumulated amortization	(1,498)	(1,168)
	2,202	2,532

Purchased slot games	3,370	3,370
Less: accumulated amortization	(3,194)	(2,925)
	176	445

Patents	1,942	1,619
Less: accumulated amortization	(439)	(310)
	1,503	1,309

Licenses and other	3,614	2,090
Less: accumulated amortization	(1,570)	(837)
	2,044	1,253
Intangible assets, net	$5,925	$5,539

Goodwill:  Goodwill originated from the Company’s acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001.  There were no changes in the carrying amount of goodwill for the nine months ended July 31, 2003.

4.              SHAREHOLDERS’ EQUITY

Common Stock Repurchases: During the nine months ended July 31, 2003 and 2002, the Company repurchased 888,000 and 681,000 shares of its common stock at total costs of $16,714 and $11,554, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock.  This authorization superceded all previous outstanding authorizations.  At July 31, 2003, the Company had remaining authorizations of $9,364 to repurchase its common stock.

Tax Benefit from Stock Option Exercises: For the nine months ended July 31, 2003 and 2002, the Company recorded income tax benefits of $1,893 and $6,236, respectively, related to deductions for employee stock option exercises.  The tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, have no affect on the Company’s provision for income taxes.

5.              EARNINGS PER SHARE

The computations for basic and diluted earnings per share are as follows (shares in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net Income	$4,628	$3,924	$11,977	$9,602

Basic:
Weighted average shares, basic	16,653	17,797	16,783	17,787

Diluted:
Weighted average shares, basic	16,653	17,797	16,783	17,787
Dilutive impact of options outstanding	528	412	443	682
Weighted average shares, diluted	17,181	18,209	17,226	18,469

Earnings per share, basic	$0.28	$0.22	$0.71	$0.54
Earnings per share, diluted	$0.27	$0.22	$0.70	$0.52

6.              STOCK OPTIONS

During the nine months ended July 31, 2003, the Company’s stock options activity and weighted average exercise prices were as follows (shares in thousands):

	Shares	Weighted- Average Exercise Price

Outstanding, October 31, 2002	1,533	$10.99
Granted	589	20.96
Exercised	(307)	9.40
Forfeited	(166)	15.93
Outstanding, July 31, 2003	1,649	14.35

Exercisable, July 31, 2003	747	$10.59

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

If compensation expense for the Company’s stock option grants had been determined based on their estimated fair value at the grant dates, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net income, as reported	$4,628	$3,924	$11,977	$9,602
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,193)	(724)	(3,458)	(2,300)
Pro forma net income	$3,435	$3,200	$8,519	$7,302

Earnings per common share, basic:
As reported	$0.28	$0.22	$0.71	$0.54
Pro forma	0.21	0.18	0.51	0.41

Earnings per common share, diluted:
As reported	$0.27	$0.22	$0.70	$0.52
Pro forma	0.20	0.18	0.49	0.40

Weighted average fair value of options granted during the period	$17.98	$11.94	$14.06	$11.36

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

In January 2003, the Board of Directors adopted and, in March 2003, the shareholders approved the Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (the “2003 Directors’ Plan”) for the purpose of compensating outside directors upon their election or re-election to the Board, or upon other discretionary events.  The 2003 Directors’ Plan makes available up to 500,000 stock options for grant to eligible directors.  Stock options may not be granted at an exercise price less than the fair market value of the Company’s stock at the date of grant.

7.              OPERATING SEGMENTS

The Company reports in three operating segments which are determined by product lines: Shufflers, Table Games and Slot Products.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  The Shufflers segment comprises the Company’s proprietary shuffler product line that includes single-deck and multi-deck shufflers. The Table Games segment comprises the Company’s line of proprietary table games, including Three Card Poker®, Let It Ride Bonus®, and Let It Ride® basic.  The Slot Products segment comprises Company-developed and cooperatively-developed slot games and retrofit kits, the Company’s slot game operating system, and the newly-acquired Table Master™ product line (see Note 8).  For purposes of computing segment operating income, the Company allocates certain operating expenses using an activity-based allocation methodology and other direct measurements of operating activity.

Summarized financial information concerning the Company’s operating segments follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Revenue:
Shufflers	$8,643	$7,672	$23,050	$21,145
Table Games	6,721	5,466	17,553	13,917
Slot Products	2,042	1,982	7,168	5,342
Corporate	9	19	86	77
	$17,415	$15,139	$47,857	$40,481

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Operating income (loss):
Shufflers	$5,193	$4,133	$13,788	$11,321
Table Games	5,501	4,521	14,215	11,670
Slot Products	(1,051)	(530)	(1,724)	(1,979)
Corporate	(2,865)	(2,288)	(8,295)	(6,826)
	$6,778	$5,836	$17,984	$14,186
Depreciation and amortization:
Shufflers	$495	$512	$1,425	$1,646
Table Games	202	157	584	477
Slot Products	1,041	984	3,150	2,787
Corporate	311	229	925	658
	$2,049	$1,882	$6,084	$5,568
Capital expenditures:
Shufflers	$1,052	$806	$2,905	$1,233
Table Games	20	45	335	74
Slot Products	233	245	636	1,922
Corporate	231	149	501	589
	$1,536	$1,245	$4,377	$3,818

8.              ACQUISITION

In a business acquisition completed on April 23, 2003, the Company acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products have been assigned to the Company’s Slot Products segment and will be marketed under the product name Table Master™.  The Company plans to expand these products by incorporating its existing Table Games titles such as Let It Ride ® and Three Card Poker ® into the multi-player games.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquisition cost was allocated among the estimated fair values of the acquired assets. All acquired intangible assets have definite lives.  The Company’s condensed consolidated statements of income include the results of the acquired business beginning on April 23, 2003.  A summary of the allocation of the acquisition cost and the related amortization periods for acquired intangible assets follows:

	Estimated Fair Value	Amortization Period
Inventory	$730
Intangible assets:
Games license	900	10 years
Non-compete covenant	100	5 years
Total intangible assets	1,000
Total acquisition cost	$1,730

9.              COMMITMENTS AND CONTINGENCIES

Purchase Commitments: From time to time, the Company enters into commitments with its vendors to purchase inventory at fixed prices or guaranteed quantities.  These commitments are not material to the Company’s financial position.

Intellectual Property Licenses: Certain of the Company’s intellectual property licenses require additional payments if the Company elects to renew the licenses.  These renewal payments are not material to the Company’s financial position.  In addition, the Company may choose to negotiate and renew licenses upon their normal expiration.  No assurances can be given as to the terms of such renewals, if any.

Employment Agreements:  The Company has entered into employment contracts with its Corporate Officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, severance benefits for termination without cause, and non-compete provisions.  Future minimum aggregate payments (comprised of base salary, and healthcare and non-compete payments) under these contracts for fiscal years ending October 31, 2004, 2005, 2006 and 2007 are $2,671, $2,565, $1,485, and $385, respectively.

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

IGCA. In April 2001, the Company was sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies the plaintiff’s claims and believes it will prevail in this litigation.

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

Awada.  In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued the Company.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada.  The defendants are the Company and Mark L. Yoseloff, the Company’s CEO and Chairman.  The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game.  The complaint seeks an unspecified amount of damages.  The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs.  The Company completely denies the plaintiffs’ allegations in the complaint.  The Company also believes it will prevail in its cross-complaint.

CARD (Australia).  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six shuffler in Australia was infringing one of the Company’s Australian patents.  In March 2003, the Company was granted permission by the court to add Casinos Austria Research and Development (“CARD”) as a defendant in that lawsuit.  A permanent injunction against the selling of the One2Six and an unspecified amount of damages are being sought in the Australian action.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  The Company believes that it will prevail in this litigation.

CARD (UK).  In April 2003, the Company filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom.  The Company is seeking a permanent injunction against the selling of the One2Six shuffler in the United Kingdom and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  The Company believes that it will prevail in this litigation.

CARD (US).  In May 2003, CARD, LLC, an entity affiliated with CARD and its parent company, Casinos Austria AG (collectively, the “Austrian Entities”), filed a lawsuit against the Company in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the One2Six shuffler manufactured by the Austrian Entities does not infringe two of the Company’s shuffler patents.  The complaint also alleges that certain of the Company’s shufflers infringe a patent issued in 1989 to a third party which CARD, LLC claims to have recently purchased, and seeks a permanent injunction and an unspecified amount of damages.  The Company completely denies the allegations of the complaint, and believes it will prevail in defending the plaintiff’s claims.  Specifically, the Company continues to believe that the One2Six shuffler violates at least two of its shuffler patents.  In August 2003, the Company filed a counterclaim in the litigation alleging such infringement.  The counterclaim seeks a preliminary and permanent injunction against the defendant’s infringing conduct, and an unspecified amount of damages.  The Company believes that it will prevail in its counterclaim.

AIM Management.  In June 2003, AIM Management, Inc. and Douglas Okuniwiecz filed a patent infringement suit against the Company and its affiliate, Shuffle Master of Mississippi, Inc., in the U. S. District Court for the Southern District of Mississippi.  The complaint alleges that the Company is infringing two patents owned by the plaintiffs.  The subject patents involve a certain hardware feature related to computer-based operating systems.  The complaint seeks a permanent injunction and an unspecified amount of damages.  The Company completely denies the claims contained in the plaintiffs’ complaint and believes that it will prevail in this litigation.

Gaming Entertainment.  In July 2003, the Company filed a patent infringement suit against Gaming Entertainment, Inc., in the U. S. District Court for the Northern District of Mississippi.  The Company’s complaint alleges that the defendant’s 3-5-7 Poker Game infringes a patent owned by the Company.  The Company is seeking both a preliminary and permanent injunction and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging patent invalidity.  The Company believes it will prevail in this litigation.

VendingData (LA).  In July 2003, the Company filed a complaint against VendingData Corporation and Casinovations, Inc. in the Central Court of Orleans Parish in New Orleans, Louisiana.  The Complaint alleges that the defendants are committing unfair sales and trade practices in violation of Louisiana state law.  The complaint seeks a permanent injunction against the defendants’ conduct and an unspecified amount of damages.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging that, should they prevail in the litigation, they are entitled to reimbursement of their attorney’s fees.  The Company believes that it will prevail in this litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Shuffle Master, Inc. (the “Company”) develops, manufactures, and markets technology-based products for the gaming industry. The Company’s product lines include card shuffler products, table and slot games, and gaming-related software. The Company’s products are generally offered to customers through either a purchase (including sales-type leases) or operating lease / license agreement.  Lease and license agreements typically are in the form of a fixed monthly fee, fixed daily fee, or revenue participation fee.  The Company markets its products in most domestic gaming jurisdictions directly, and, internationally, through representatives and a distributor.

The Company’s lease and licensing of its shufflers, table games and slot products to casino customers involves purchasing inventory for the manufacture and servicing of products and subsequently transferring such inventory to systems and equipment leased and held for lease.

RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

The following table sets forth selected financial percentages derived from the Company’s unaudited condensed consolidated financial statements:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Revenue by segment:
Shufflers	49.6%	50.7%	48.1%	52.2%
Table Games	38.6%	36.1%	36.7%	34.3%
Slot Products	11.7%	13.1%	15.0%	13.2%
Other	0.1%	0.1%	0.2%	0.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.7%	25.9%	23.2%	25.5%
Gross margin	77.3%	74.1%	76.8%	74.5%
Selling, general and administrative	25.4%	24.3%	26.7%	26.8%
Research and development	13.0%	11.3%	12.5%	12.7%
Income from operations	38.9%	38.5%	37.6%	35.0%
Interest income, net	0.4%	1.1%	0.3%	1.2%
Income before income taxes	39.3%	39.6%	37.9%	36.2%
Provision for income taxes	12.7%	13.7%	12.9%	12.5%
Net income	26.6%	25.9%	25.0%	23.7%

REVENUE AND INCOME FROM OPERATIONS

Total revenue for the third quarter of fiscal year 2003 increased $2,276, or 15.0%, to $17,415, compared to $15,139 for the third quarter of the prior fiscal year. For the nine months ended July 31, 2003, total revenue increased $7,376, or 18.2%, to $47,857, compared to $40,481 for the prior fiscal year period.  The increases in revenue reflect contributions from each of the Company’s operating segments, including combined growth in the Table Games and Slot Products segments.   As a result, the aggregate Table Games and Slot Products segments revenues represent a greater percentage of the Company’s consolidated revenues for the three and nine months ended July 31, 2003 than the comparable prior year periods, reflecting a greater diversification of the Company’s product lines.

Income from operations increased $942, or 16.1%, to $6,778 for the third quarter of fiscal year 2003, compared to $5,836 for the comparable prior year quarter.  For the nine months ended July 31, 2003, income from operations increased $3,798, or 26.8% to $17,984, compared to $14,186 for the prior year period.

SHUFFLERS SEGMENT:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Shufflers segment revenue:
Shuffler lease	$4,437	$4,055	$12,995	$12,064
Shuffler sales and service	4,206	3,617	10,055	9,081
Total	$8,643	$7,672	$23,050	$21,145

Shufflers segment operating income	$5,193	$4,133	$13,788	$11,321
Operating income as a percent of segment revenue	60.1%	53.9%	59.8%	53.5%

			Increase (Decrease)	Percentage Change
Shufflers under lease (units)
Beginning of quarter
Single-deck shufflers	2,126	1,919	207	10.8%
Multi-deck shufflers	1,281	1,135	146	12.9%
Total	3,407	3,054	353	11.6%

End of quarter
Single-deck shufflers	2,193	2,017	176	8.7%
Multi-deck shufflers	1,369	1,209	160	13.2%
Total	3,562	3,226	336	10.4%

Unit change during quarter	155	172
Percentage change during quarter	4.5%	5.6%

Shufflers sold (units)
Single-deck shufflers	127	177	(50)	(28.2)%
Multi-deck shufflers	250	204	46	22.5%
Total units	377	381	(4)	(1.0)%
Average unit price (dollars)	$9,849	$8,169	$1,680	20.6%

Shuffler lease revenue for the three months and nine months ended July 31, 2003 increased 9.4% and 7.7%, respectively, over the prior year periods, reflecting the greater number of units on lease and a consistent average lease price. During the fiscal year 2003 third quarter, the shuffler installed lease base increased 155 units, comprised of the net placement of 95 Deck Mate™, 92 King™, 66 ACE® and 65 other multi-deck batch shufflers, offset by the conversion of 149 leased units to sold units (“conversion units”) and the net removal of 14 other single-deck shufflers.

Shuffler sales and service revenue for the three months and nine months ended July 31, 2003 increased 16.3% and 10.7%, respectively, over the prior year periods.  Shuffler sale units for the fiscal year 2003 third quarter were consistent with the corresponding quarter last year.  Fiscal year 2003 third quarter units sold includes 149 conversion units, compared to 15 conversion units in the prior year third quarter.  The increase in revenue reflects a higher average unit price per shuffler in the fiscal year 2003 third quarter than in the corresponding prior year quarter.  The third quarter of fiscal year 2003, includes a higher percentage of domestic sales, which generally have higher unit prices than foreign sales.  Thus, the average unit price per shuffler unit sold has increased compared to the prior year third quarter.

Shufflers segment operating profit was $5,193 and $13,788 for the three months and nine months ended July 31, 2003, respectively, reflecting increases of 25.6% and 21.8% over the prior year periods.  The increase in operating profit corresponds with the increase in revenue.  In addition, operating profit as a percentage of revenue improved, reflecting higher gross margins from shuffler leases and shuffler sales.  Shuffler lease gross margin improvement is due to lower depreciation expense as more leased and available for lease shufflers become fully depreciated.  The increase in shuffler sale gross margin is due to the change in the mix of domestic and foreign shuffler sales.  The third quarter of fiscal year 2003 includes a greater percentage of higher-margin domestic sales.

TABLE GAMES SEGMENT:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Table Games segment revenue:
Table royalties	$5,356	$4,908	$15,762	$13,335
Table sales	1,365	558	1,791	582
Total	$6,721	$5,466	$17,553	$13,917

Table Games segment operating income	$5,501	$4,521	$14,215	$11,670
Operating income as a percent of segment revenue	81.8%	82.7%	81.0%	83.9%

			Increase (Decrease)	Percentage Change
Table games installed (royalty units)
Beginning of quarter
Three Card Poker®	931	694	237	34.1%
Let It Ride Bonus®	549	546	3	0.5%
Let It Ride® basic	88	119	(31)	(26.1)%
Other	53	15	38	253.3%
Total	1,621	1,374	247	18.0%

End of quarter
Three Card Poker®	977	776	201	25.9%
Let It Ride Bonus®	527	574	(47)	(8.2)%
Let It Ride® basic	81	100	(19)	(19.0)%
Other	77	26	51	196.2%
Total	1,662	1,476	186	12.6%

Unit change during quarter	41	102
Percentage change during quarter	2.5%	7.4%

Table royalties for the three months and nine months ended July 31, 2003 increased 9.1% and 18.2%, respectively, over the prior year periods, primarily due to the net placement of Three Card Poker® tables.   Additionally, in April 2002, the Company increased the list price for the Three Card Poker® table game by approximately 50%.  The increase in royalty revenue from Three Card Poker® was partially offset by declines in recurring royalties from the Let It Ride® family of table games.  Let It Ride® royalties have declined due to lower unit placements and the conversion of royalty units to sold units.

Table sales for the third quarter fiscal 2003 are primarily from the sale of lifetime licenses for Let It Ride®, which the Company began offering and selling this quarter.  Prior to the third quarter of fiscal year 2003, table sales included foreign sales of side-bet table systems and Bloodhound™ units.

Table Games segment operating profit was $5,501 and $14,215 for the three months and nine months ended July 31, 2003, respectively, reflecting increases of 21.7% and 21.8% over the prior year periods.  The increase in operating profit is consistent with the increase in Table Games segment revenue.  Operating profit as a percentage of revenue declined slightly compared to the prior year periods, reflecting higher levels of research and development and variable selling expenses.  The increase in Table Games research and development expenses reflects costs associated with the development of automated player tracking technologies acquired in August 2002.  This development activity is expected to continue this trend of higher Table Game research and development expenses for the near-term.

SLOT PRODUCTS SEGMENT:

	Three Months Ended July 31,		Nine Months Ended July 13,
	2003	2002	2003	2002
Slot Products segment revenue:
Slot lease	$1,828	$1,641	$5,521	$4,970
Slot sales	214	341	1,647	372
Total	$2,042	$1,982	$7,168	$5,342

Slot Products segment operating loss	$(1,051)	$(530)	$(1,724)	$(1,979)
Operating loss as a percent of segment revenue	(51.5)%	(26.7)%	(24.1)%	(37.0)%

			Increase (Decrease)	Percentage Change
Slot games installed (lease units)
Beginning of quarter
Cooperative slot games	602	549	53	9.7%
Company slot products	533	208	325	156.3%
Total	1,135	757	378	49.9%

End of quarter
Cooperative slot games	641	529	112	21.2%
Company slot products	617	194	423	218.0%
Total	1,258	723	535	74.0%

Unit change during quarter	123	(34)
Percentage change during quarter	10.8%	(4.5)%

Slot lease revenue for the fiscal year 2003 third quarter increased 11.4%, compared to the prior fiscal year third quarter and increased 11.1% for the nine months ended July 31, 2003, compared to the prior year period.  For the nine months ended July 31, 2003, the revenue growth reflects primarily an increase in lease revenue from the Company’s proprietary operating system-based products that were introduced in the latter part of fiscal year 2002, as well as a net increase in placements of slot games cooperatively developed with International Game Technology (“IGT”).   Additionally, during the third quarter of fiscal year 2003, the Company introduced and installed initial units of Sydney Omarr’s Horoscope, a new game cooperatively developed with IGT.

Company slot products include slot machines, slot machine upgrade kits, operating system licenses, and slot game title licenses. The increase of 423 leased units in Company slot products is primarily attributed to the units placed under third party product-related agreements to license the Company’s slot game operating system and slot game titles.  Unit placements under these agreements began in the first quarter of fiscal year 2003.

Slot sales for the three months and nine months ended July 31, 2003 include sales of the Company’s slot machine upgrade kits and slot game titles, as well as lifetime licenses of slot intellectual property.  These products were initially introduced in July 2002.  Slot sales declined in the third quarter of fiscal year 2003, compared to the prior year third quarter.  The Company believes the decline was due to customer decisions to defer purchases until the Company’s slot products include ticket-in ticket-out capability.  The Company received initial regulatory approval for ticket-in ticket-out capabilities in August 2003.

Slot Products segment operating loss was $1,051 for the three months ended July 31, 2003, compared to $530 in the comparable prior year quarter.  The increase in Slot Products segment operating loss is attributed to higher regulatory compliance costs and selling expenses, as well as an increase in research and development expenses due to the newly acquired Table Master™ product line.  For the nine months ended July 31, 2003, Slot Products segment operating loss improved to $1,724, compared to $1,979 for the comparable prior year period.  The improvement reflects the higher revenue levels during 2003, offset by the additional compliance, selling, and research and development expenses noted above.

In a business acquisition completed on April 23, 2003, the Company acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products have been assigned to the Company’s Slot Products segment and will be marketed under the product name Table Master™.  The Company plans to expand these products by incorporating its existing Table Games titles such as Let It Ride ® and Three Card Poker ® into the multi-player games.

GROSS MARGIN

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Revenue:
Leases and royalties	$11,621	$10,604	$34,278	$30,369
Sales and service	5,785	4,516	13,493	10,035
Other	9	19	86	77
Total	$17,415	$15,139	$47,857	$40,481
Cost of revenue:
Leases and royalties	$2,354	$2,040	$6,789	$6,747
Sales and service	1,599	1,882	4,333	3,563
Other	—	—	—	—
Total	$3,953	$3,922	$11,122	$10,310
Gross margin percentage:
Leases and royalties	79.7%	80.8%	80.2%	77.8%
Sales and service	72.4%	58.3%	67.9%	64.5%
Total	77.3%	74.1%	76.8%	74.5%

Gross margin as a percentage of revenue was 77.3% and 76.8% for the three months and nine months ended July 31, 2003, respectively, compared to 74.1% and 74.5% for the comparable prior fiscal year periods.  Total gross margins have been positively impacted by better absorption of indirect cost of sales, primarily manufacturing overhead costs, due to higher production levels.  Leases and royalties gross margins have improved for the fiscal year 2003 nine month period compared to the prior year primarily due to the aforementioned improvement in shuffler lease gross margins and table games price increases.  For the fiscal year 2003 third quarter, leases and royalties gross margins are consistent with the prior year third quarter.  Sales and service gross margins for the fiscal year 2003 periods in each product segment have improved compared to the prior year periods, reflecting a greater percentage of higher-margin domestic shuffler sales and the introduction of Let It Ride® lifetime license sales in the third quarter of fiscal year 2003.

OPERATING EXPENSES

Selling, general and administrative expenses (“SG&A”) increased by $749, or 20.4%, to $4,423 for the current fiscal year third quarter and increased $1,919, or 17.7% for the nine months ended July 31, 2003, compared to the prior year periods, primarily due to higher legal expenses.  Legal fees associated with the Company’s various legal proceedings were $525 and $1,557 for the three months and nine months ended July 31, 2003, respectively, compared to $60 and $391 for the comparable prior year periods.  As a percentage of revenue, SG&A for the three months and nine six months ended July 31, 2003 was 25.4% and 26.7%, respectively, compared to 24.3% and 26.8% for the prior year periods.  The Company believes that a trend of higher legal costs may continue.  These costs are not expected to have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period.

Research and development expenses of $2,261 and $5,966 for the three months and nine months ended July 31, 2003 represent increases of 32.5% and 16.5% over the prior year periods.  As a percentage of revenue, research and development expenses were 13.0% and 12.5% for the three months and nine months ended July 31, 2003, compared to 11.3% and 12.7% for the prior year periods.  Research and development activities are associated with each of the Company’s operating segments and include investments in next-generation shufflers, automated player tracking technologies, slot operating system enhancements, and new slot games.  Additionally, during the third quarter of fiscal year 2003, the Company began incurring development expenses for its newly acquired Table MasterTM product line.

INTEREST INCOME, NET

Interest income, net, was $63 and $163 for the three months and nine months ended July 31, 2003, respectively, compared to $155 and $473 for the prior fiscal year periods.  The decrease in interest income reflects both lower average interest rates and lower average investment balances in fiscal year 2003 to date, compared to the prior fiscal year periods.

INCOME TAXES

The Company’s effective tax rates for the three months and nine months ended July 31, 2003 were 32.4% and 34.0%, respectively, compared to 34.5% in each of the comparable prior year periods.  The decrease in the expected annual effective tax rate to 34.0% for the remainder of fiscal year 2003, reflects additional research and development credit claims filed by the Company during the quarter ended July 31, 2003.  In the normal course of business, the Company expects its annual effective tax rate to be approximately 35.0%; however, as illustrated this quarter, the effective tax rate may fluctuate based on changes in estimates of tax credits and other tax deductions and the related impact on the effective tax rate.

EARNINGS PER SHARE

The Company earned diluted earnings per share of $0.27 for the fiscal year 2003 third quarter, compared to $0.22 per diluted share for the third quarter of the prior fiscal year.  Diluted weighted average shares outstanding decreased to 17,181,000 for the fiscal year 2003 third quarter from 18,209,000 for the third quarter of fiscal year 2002.  The decrease in diluted weighted average shares outstanding reflects the repurchase of 1,104,000 shares, offset by the exercise of 330,000 stock options during the twelve-month period ended July 31, 2003.  The dilutive impact of common stock options outstanding on weighted average shares increased by 116,000 shares to 528,000 shares for the quarter ended July 31, 2003, from 412,000 shares for the quarter ended July 31, 2002.  The increase in the dilutive impact from stock options is primarily attributed to the increase in the average market value of the Company’s stock for the third quarter of fiscal year 2003 compared to a year ago.

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

Revenue Recognition: In general, the Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement between the Company and the customer exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  Specifically, the Company earns its revenue in a variety of ways.  Shuffler, table and slot equipment is both sold and leased. The Company also sells service and warranty contracts for its sold equipment.  Proprietary table games, the Company’s slot operating system and slot game themes are sold under lifetime licensing agreements or licensed on a monthly or daily rate basis.

Sale and Service Revenue – The Company generates sale revenue through the sale of equipment in each product segment, including sale revenue from sales-type leases and the sale of lifetime licenses for its proprietary table games, slot operating system, and slot game themes.  Sales-type leases include payment terms ranging from 12 to 36 months and include a bargain purchase option.  Revenue from the sale of equipment is recorded upon shipment.  If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement.  Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year.  Revenue from the sale of lifetime licenses, under which the Company has no continuing obligations, is recorded on the effective date of the license agreement.

Lease and Royalty Revenue – Shuffler lease revenue is earned and recognized monthly based on a monthly fixed fee, generally through indefinite term operating leases of shuffler equipment.  Table royalties are earned and recognized monthly based on indefinite term, monthly rate license agreements for the Company’s proprietary table games.  Slot lease revenue includes leasing of slot equipment and licensing of the Company’s slot operating system and slot game themes.  Slot lease revenue is recognized when earned through monthly or daily fixed fees or revenue participation fees.  Participation fees relate to arrangements where the Company participates with the casino customer in the net win from a slot game.  The Company estimates and records unbilled participation revenue based on prior cash receipts and periodic game performance data.  Actual billings may differ from estimates due to variations in game play and down time.  Such variations are adjusted in the subsequent period when actual billing is determined.  Lease and royalty revenue commences upon the completed installation of the leased equipment or table game.  Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations.  Revenue is allocated between the elements based on the fair value of each element.  Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

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

Provision for Bad Debts:  The Company maintains provisions for bad debts for estimated credit losses that result from the inability of its customers to make required payments.  Provisions for bad debts are estimated based on historical experience and specific customer collection issues.  Changes in the financial condition of the Company’s customers could result in the adjustment upward or downward in the provisions for bad debts, with a corresponding impact to operating results.

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

To estimate the fair value of stock options granted, the Company uses the Black-Scholes option valuation model, which requires management to make assumptions.  The most significant assumptions are the expected future volatility of the Company’s stock price and the expected period of time an optionee will hold an option (“Option Life”).  Management bases these estimates primarily on the Company’s historical volatility and Option Life for the preceding three years.  If actual future volatility and Option Life differ from management’s estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different.  Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

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

LIQUIDITY AND CAPITAL RESOURCES

(Dollars in thousands)

LIQUIDITY

Working Capital: As of July 31, 2003, the Company had cash, cash equivalents and investments totaling $15,443, compared to $19,422 at October 31, 2002.  The decrease in cash, cash equivalents and investments reflects primarily positive cash flow from operations of $16,121, offset by stock repurchases of $16,714, aggregate capital expenditures of $4,377, and a business acquisition for $1,730.  The current ratio decreased to 3.4 at July 31, 2003, from 4.6 at October 31, 2002, while working capital decreased by $3,037 to $28,738 at July 31, 2003 from $31,775 at October 31, 2002.  The decreases in working capital and the current ratio reflect the lower investments balance at July 31, 2003.

Cash Flows: Cash provided by operations totaled $16,121 for the nine months ended July 31, 2003, compared to $13,035 for the prior fiscal year period.  Significant items in cash flows from operating activities in the current nine month period included net income of $11,977 and non-cash charges for depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes, all of which totaled $6,306, compared to net income of $9,602 and non-cash charges of $5,606 for the prior year period.  Changes in operating assets and liabilities for the nine months ended July 31, 2003 include a net increase in accounts receivable and inventories totaling $1,599, reflecting primarily higher sales volume and inventory requirements for near-term production and sales.  In addition, sales-type leasing activities increased significantly, resulting in a cash usage of $3,671 for the nine months ended July 31, 2003.

Investing activities for the nine months ended July 31, 2003 used cash flow of $1,715.  Investing cash flows include $4,496 provided from the net maturities of investments offset by aggregate capital expenditures of  $4,377 and the acquisition of the Table Master™ product line for $1,730.  Capital expenditures for the nine months ended July 31, 2003 includes $2,945 for shufflers, table games, and slot games leased or held for lease to customers.

Financing activities for the nine months ended July 31, 2003 include the repurchase of 888,000 shares of common stock using cash of $16,714 and the issuance of 307,000 shares of common stock, pursuant to stock options exercised by employees and directors under the Company’s stock option plans, that provided cash of $2,825.

CAPITAL RESOURCES

The Company believes its existing cash, investments and projected cash flow from future operations will be sufficient to fund the Company’s operations, long-term obligations, capital expenditures and new product development for the foreseeable future.  Projected cash flows from operations are based on management’s estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.  In addition, the Company maintains a $15 million revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital needs related to product rollouts, product or intellectual property acquisitions and share repurchases.  The credit agreement matures in October 2004.  Throughout the nine months ended July 31, 2003, the Company had no borrowings outstanding under its revolving credit agreement.

STOCK REPURCHASE AUTHORIZATIONS

During the nine months ended July 31, 2003 and 2002, the Company repurchased 888,000 and 681,000 shares of its common stock at total costs of $16,714 and $11,554, respectively.

The Board of Directors periodically authorizes the Company to repurchase shares of its common stock.   On January 15, 2003, the Board of Directors authorized the repurchase of up to $20,000 of the Company’s common stock.  This authorization superceded all previous outstanding authorizations.  At July 31, 2003, the Company had remaining authorizations of $9,364 to repurchase its common stock.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Employment Agreements:  The Company has entered into employment contracts with its Corporate Officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, severance benefits for termination without cause, and non-compete provisions.  Future minimum aggregate payments (comprised of base salary, healthcare and non-compete payments) under these contracts for fiscal years ending October 31, 2004, 2005, 2006 and 2007 are $2,671, $2,565, $1,485, and $385, respectively.

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

Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•      changes in the level of consumer or commercial acceptance of the Company’s existing products and new products as introduced;

•      maturity in or lack of market growth for the Company’s products;

•      competitive advances; acceleration and/or deceleration of various product development and roll out schedules;

•      product performance issues;

•      higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs;

•      changes in the Company’s business systems or in technologies affecting the Company’s products or operations;

•      reliance on strategic relationships with distributors and technology vendors;

•      current and/or future litigation or claims;

•      changes to the Company’s intellectual property portfolio, such as loss of licenses, claims of infringement or invalidity of patents;

•      regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme, etc.) involving the Company and its products specifically or the gaming industry in general;

•      changes in executive management;

•      general and casino industry economic conditions, and;

•      the financial health of the Company’s casino and distributor customers, suppliers and distributors, both nationally and internationally.

Additional information on these and other factors that could potentially affect the Company’s financial results may be found in documents filed by the Company with the Securities and Exchange Commission, including the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2003, the Company had approximately $11.3 million in investments.  The investments are primarily in fixed income and investment grade securities.  The Company’s investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of the Company’s investment policies, the primary market risk associated with its portfolio is interest rate risk.

There have been no material changes in the information provided in Item 7 of the Company’s annual report on Form 10-K for the year ended October 31, 2002, which contains a complete discussion of the Company’s market risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s Disclosure Controls and Procedures (as defined in Sections 13a-154(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)         Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s Internal Control Over Financial Reporting (as defined in Sections 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the Company’s fiscal quarter ended July 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control Over Financial Reporting.

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

IGCA. In April 2001, the Company was sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are the Company and Joseph J. Lahti, the Company’s former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. The Company has answered the complaint by denying any liability and raising various affirmative defenses.  The Company completely denies the plaintiff’s claims and believes it will prevail in this litigation.

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

Awada.  In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued the Company.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada.  The defendants are the Company and Mark L. Yoseloff, the Company’s CEO and Chairman.  The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between the Company and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game.  The complaint seeks an unspecified amount of damages.  The Company has cross-complained against the plaintiffs, alleging fraud and related causes of action, and is seeking unspecified damages from the plaintiffs.  The Company completely denies the plaintiffs’ allegations in the complaint.  The Company also believes it will prevail in its cross-complaint.

CARD (Australia).  In December 2002, the Company filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the One2Six shuffler in Australia was infringing one of the Company’s Australian patents.  In March 2003, the Company was granted permission by the court to add Casinos Austria Research and Development (“CARD”) as a defendant in that lawsuit.  A permanent injunction against the selling of the One2Six and an unspecified amount of damages are being sought in the Australian action.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  The Company believes that it will prevail in this litigation.

CARD (UK).  In April 2003, the Company filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom.  The Company is seeking a permanent injunction against the selling of the One2Six shuffler in the United Kingdom and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  The Company believes that it will prevail in this litigation.

CARD (US).  In May 2003, CARD, LLC, an entity affiliated with CARD and its parent company, Casinos Austria AG (collectively, the “Austrian Entities”), filed a lawsuit against the Company in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the One2Six shuffler manufactured by the Austrian Entities does not infringe two of the Company’s shuffler patents.  The complaint also alleges that certain of the Company’s shufflers infringe a patent issued in 1989 to a third party which CARD, LLC claims to have recently purchased, and seeks a permanent injunction and an unspecified amount of damages.  The Company completely denies the allegations of the complaint, and believes it will prevail in defending the plaintiff’s claims.  Specifically, the Company continues to believe that the One2Six shuffler violates at least two of its shuffler patents.  In August 2003, the Company filed a counterclaim in the litigation alleging such infringement.  The counterclaim seeks a preliminary and permanent injunction against the defendant’s infringing conduct, and an unspecified amount of damages.  The Company believes that it will prevail in its counterclaim.

AIM Management.  In June 2003, AIM Management, Inc. and Douglas Okuniwiecz filed a patent infringement suit against the Company and its affiliate, Shuffle Master of Mississippi, Inc., in the U. S. District Court for the Southern District of Mississippi.  The complaint alleges that the Company is infringing two patents owned by the plaintiffs.  The subject patents involve a certain hardware feature related to computer-based operating systems.  The complaint seeks a permanent injunction and an unspecified amount of damages.  The Company completely denies the claims contained in the plaintiffs’ complaint and believes that it will prevail in this litigation.

Gaming Entertainment.  In July 2003, the Company filed a patent infringement suit against Gaming Entertainment, Inc., in the U. S. District Court for the Northern District of Mississippi.  The Company’s complaint alleges that the defendant’s 3-5-7 Poker Game infringes a patent owned by the Company.  The Company is seeking both a preliminary and permanent injunction and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging patent invalidity.  The Company believes it will prevail in this litigation.

VendingData (LA).  In July 2003, the Company filed a complaint against VendingData Corporation and Casinovations, Inc. in the Central Court of Orleans Parish in New Orleans, Louisiana.  The Complaint alleges that the defendants are committing unfair sales and trade practices in violation of Louisiana state law.  The complaint seeks a permanent injunction against the defendants’ conduct and an unspecified amount of damages.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging that, should they prevail in the litigation, they are entitled to reimbursement of their attorney’s fees.  The Company believes that it will prevail in this litigation.

In the ordinary course of conducting its business, the Company is from time to time involved in other litigation, administrative proceedings and regulatory government investigations.  The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated July 23, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

(b)         Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 22, 2003, that included the Company’s press release announcing its financial results for its fiscal quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date: September 9, 2003

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman, Chief Executive Officer and President

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting Officer)