Form 10-K
period 2003-10-31
SHUFFLE MASTER INC
filed 2004-01-29
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2003, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. (0-20820)

SHUFFLE MASTER, INC.
(Exact name of registrant as specified in our charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1448495 (I.R.S. Employer Identification No.)
1106 Palms Airport Drive Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

702-897-7150
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is accelerated filler (as defined in Exchange Act Rule 12b-2). ☒

        As of January 27, 2004, 16,588,359 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $595,156,000 based upon the last reported sale price of the Common Stock at that date by The NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 17, 2004 (Fiscal 2003 Proxy Statement).

SHUFFLE MASTER, INC.
ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2003

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements that are based on management's beliefs as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and we assume no obligation to update or supplement such statements. Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

  •
  changes in the level of consumer or commercial acceptance of our existing products and new products as introduced;

  •
  advances by competitors;

  •
  acceleration and/or deceleration of various product development and roll out schedules;

  •
  product performance issues;

  •
  higher than expected manufacturing, service, selling, administrative, product development and/or roll out costs;

  •
  changes in our business systems or in technologies affecting our products or operations;

  •
  reliance on strategic relationships with distributors and technology vendors;

  •
  current and/or future litigation or claims;

  •
  acquisitions or divestitures by us or our competitors of various product lines or businesses;

  •
  changes to our intellectual property portfolio, such as the issuance of new patents, new intellectual property licenses, loss of licenses, claims of infringement or invalidity of patents;

  •
  regulatory and jurisdictional issues (e.g. technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction's regulatory scheme, etc.) involving us and our products specifically or the gaming industry in general;

  •
  general and casino industry economic conditions; and

  •
  the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally.

        Additional information on these and other risk factors that could potentially affect our financial results may be found in documents filed by us with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and Annual Report on Form 10-K.

ITEM 1. BUSINESS

Our Identity

        We are a gaming supply company that specializes in providing our casino and other gaming customers with Utility Products, including automatic card shufflers, to improve their productivity and security and Entertainment Products, including proprietary table games and Table Master™ games. Our identity has changed over the last ten years, as we were initially a developer and manufacturer solely of card shufflers. During the 1990's, we diversified our business to include proprietary table games and slot products.

        Over the past two years, we have acquired additional technology designed to improve the operating performance of our casino and other customers' table game operations. Along with our

Intelligent Table System™ initiative, two product acquisitions (our Bloodhound™ blackjack player tracking software and our multi-player video table game platform, branded as Table Master) are the core of our product development efforts. We continue to develop and acquire additional products and technology intended for our customers' business.

        Our products primarily relate to our customers' table game and slot game activities. We broadly group our product offerings into two business segments, summarized as follows:

  •
  Utility Products.  We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other locations, including our own proprietary table games. Additionally, we have acquired or are developing products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound and Intelligent Table System products. Our products and efforts in this segment are focused on increasing table game productivity, security, and profitability for the casino and other operators, as well as cost-effectively providing data on table games and players so that casinos and others may better market to these players.

  •
  Entertainment Products.  We develop or acquire and market a broad range of proprietary table game entertainment content to casinos and others. Products in this segment include our traditional live proprietary table poker, baccarat, pai gow poker and blackjack table games, as well as, starting in mid-fiscal 2004, proprietary, licensed and public domain table game content delivered on our recently acquired multi-player video platform, branded as Table Master. Products in this segment focus on cost-effectively delivering to casinos and others popular branded table game content on either live table or multi-player video platforms.

        In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table area of casinos. As of the filing of this report, we have sold a significant portion of our slot products operations and assets and expect to dispose of the remainder in the near term.

        The table below presents our product lines and the percentage of total revenue contributed by each product line in fiscal years ending October 31:

	Percentage of Total Revenue
Product Line
	2003	2002	2001
Shufflers	49.0%	51.1%	57.8%
Proprietary Table Games	36.6%	35.4%	31.7%
Slot Products	13.5%	13.2%	9.8%
Table Master	*	—	—
Intelligent Table System and Bloodhound	*	*	—
Other	*	*	*

	100.0%	100.0%	100.0%

*
Less than 1%

        For additional information about our segments, including segment revenue, operating income and assets, see "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

        In prior fiscal years, we classified our products into segments named "Shufflers," "Table Games" and "Slot Products." Our Table Games segment included our Intelligent Table System and Bloodhound products and our Slot Products segment included our Table Master product. However, because of our decision to exit the slot games market, we have regrouped our operations into two segments. In recognition of our development and marketing of the components of our Intelligent Table System, which integrates with our new generation of shufflers, we have included these products as our newly designated Utility Products segment. Similarly, in recognition of our forthcoming rollout of table games on the Table Master multi-player video platform as a brand extension of the content of our live proprietary table games, we have designated our live table game and Table Master products as our new Entertainment Products segment.

        We are a Minnesota corporation that was formed in 1983. We conducted our initial public offering and became a Nasdaq-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

        We maintain an Internet website at www.shufflemaster.com and we make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with the Securities and Exchange Commission. We also provide a variety of other information including all of our press releases. We have included our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Our Strategy

        We are proud of the products that we have developed and market and are pleased with our success as we continue our growth and expansion. Our product strategies for the future are:

  •
  To focus our development, manufacturing and marketing on products that increase the profitability, productivity and security of our casino and other customers in their table game operations;

  •
  To broaden and diversify our Utility Products segment by completing the development of and by marketing the modular components that comprise our soon-to-be introduced Intelligent Table System, including our Intelligent Shoe™, Intelligent Discard Rack™, optical bet recognition system and player tracking software;

  •
  To develop and market the third generation of our shufflers, including features like optical card recognition, deck validation and integration with the Intelligent Table System, to further penetrate domestic and foreign markets for these products;

  •
  To broaden our Entertainment Products segment by developing or acquiring additional table game content to increase our penetration of casino customers' table game operations;

  •
  To complete the development of and to market our Table Master multi-player video table game platform to provide a cost-effective brand extension of our table game content to existing casino or new racino customers;

  •
  To increase our international sales through specific product development or acquisitions and penetration of new markets with distribution partners;

  •
  To develop or acquire patents, licenses, or other intellectual property both to broaden our product offerings and to vigorously protect our patents and products from infringers;

  •
  To continue our strong commitment to research and development of new product technologies in both our Utility Products and Entertainment Products segments.

Our Utility Products Segment

        Since our founding, we have developed and marketed products that increase the productivity, security and operating profits of the table game operations of our casino and other customers. Our automatic card shufflers were the first such product. Within the past two years, we have added the Bloodhound software product (described below) and expect to soon add our Intelligent Table System (described below), now under development, to this product segment. We believe that our casino and other customers are seeking to increase the operating returns of their table game operations as they have already done in their slot operations. By introducing a combination of technologies designed to automate functions and processes and to gather more accurate and comprehensive data on players for financial and marketing purposes, our Utility Products will aid casinos and other operators in improving their table game operations.

        Our Shuffler Products.    We currently market a complete range of shufflers, including both batch and continuous shufflers. Single deck shufflers are generally used on proprietary games such as our own Let It Ride® and Three Card Poker® table games, as well as other table games such as Caribbean Stud Poker®, pai gow poker and blackjack. Multi-deck shufflers, which include continuous and batch versions, are most commonly used in multi-deck blackjack and mini-baccarat table games. Additionally, we have recently introduced a single deck/double deck shuffler, the Deck Mate®, for use on blackjack tables and poker tables, a previously unpenetrated market for our shuffler products.

        Our shufflers offer several benefits to our customers, including enhanced security and increased productivity. The opportunity for card manipulation by dealers is significantly reduced, resulting in increased security. By allowing cards to be shuffled continuously or in frequent batches, our shufflers reduce or eliminate card counting and shuffle tracking. Because our shufflers shuffle one or more decks while a game is being played, down-time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and win for the casino.

        Foremost among our shuffler products are the following:

ACE®	A single deck shuffler using an innovative card distribution mechanism and sophisticated software featuring random number algorithms and movements to shuffle cards and form hands or groups of cards.
Deck Mate
A single deck/double deck batch shuffler where cards are randomly shuffled and placed onto a platform according to computer-generated instructions. The unit may be flush mounted on either a poker table or on an extension to a blackjack table.
King®
A multi-deck continuous shuffler using technology similar to the ACE, with up to five decks of shuffled cards that are dealt continuously and directly from the machine and that are reloaded immediately after a hand is played.
MD-1	A multi-deck batch shuffler that shuffles from two to eight decks, used primarily for multiple deck blackjack or mini-baccarat games.
MD-2™
Introduced in September 2003, the MD-2 is our next generation multi-deck batch shuffler. This new shuffler, which we expect to begin shipping during fiscal 2004, is faster, quieter, has a more aesthetically pleasing profile and shuffles from two to eight decks. The MD-2 also includes the optional feature of optical card recognition. This enhanced security feature identifies each and every card to verify that the deck or group of decks are intact and integrates with our Intelligent Table System (discussed below).

        Our Other Utility Products.    We have acquired or are developing technology to enable casinos and others to track and analyze play on their table games. This technology combines computer software and hardware, optics, and the optical card reading features of our next generation of shufflers.

        Our other Utility Products are the following:

Bloodhound	This casino security software product enables casinos to track the play and skill level of a casino's blackjack customers and provides analytical reporting of such information. Casino security personnel enter details of player play through voice-activated technology. Compiled data is then analyzed by casinos to determine patterns of play, including to help identify card counting and potential card cheating.
Intelligent Table System
This system, demonstrated in September 2003 and currently in development, is designed primarily for use on blackjack tables in a casino's table operations. The purpose of this system is to automatically measure and record player bets, to collect information on the composition of cards in each player's hand and to provide a database of information for further analysis.

The system is comprised of modular software and hardware components, including our Intelligent Shoe™, Intelligent Discard Rack™, optical bet recognition, and blackjack identification. The Intelligent Shoe is a device that automatically identifies each card in play. The Intelligent Discard Rack automatically identifies cards discarded and blackjack identification identifies dealer cards. These components automatically gather data necessary to track players in a manner that does not affect play or the outcome of the game.

When integrated with either or both of our shufflers and Bloodhound software, the Intelligent Table System is designed to automatically enhance game security and to rate player skill. Additionally, we have designed the system to automatically compile data on player and table play for downloading and further financial and marketing analysis.

        Customers and Marketing.    We market our Utility Products to over 600 casinos and other gaming establishments around the world with our domestic sales force of 10 account executives and one domestic distributor and with our international sales executive and three international distributors, including Technical Casino Supplies, Ltd., and its affiliated companies. Our products and the locations in which we may sell are subject to the licensing and product approval requirements of various national, state, provincial, or tribal jurisdictional agencies that regulate gaming around the world. (See additional discussion under "Gaming Regulation.") We both sell and lease our Utility Products. When we lease our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease, depending on the needs of each customer.

        Historically, we marketed our shufflers in the table game areas of the casino. With the commercialization of the Deck Mate shuffler, we have extended the market for shufflers into poker rooms in casinos and single deck or double deck blackjack tables. As a result, we now market a full line of shufflers to accommodate virtually all of our customers' shuffler needs.

        Customer Service.    As part of our strategy to maintain and expand our market position in the shuffler business, we have made a commitment to maintain a high level of service to our customers. Within our service areas, we provide regular preventative maintenance service and on-demand repair service for our leased equipment, provide service training to our customers, and provide back-up shuffler units to our lessees. For casinos that purchase shufflers, we offer service contracts providing service benefits similar to those of leased units or a parts-only warranty contract. As of October 31, 2003, we had 90 service employees in 27 field locations.

        Competition.    We compete with other gaming and entertainment products, including slot games, poker, sportsbook, keno, public domain table games such as blackjack, and other proprietary table games for space on the casino customer's floor to earn our product revenue. Several companies have developed and are marketing shufflers and are likely working to develop and obtain regulatory approvals of additional shuffler products. Those companies include Casinos Austria Research and Development, an Austrian company marketing the Shuffle Star™ and One2Six™ shufflers, VendingData, a U.S. company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™, and Ten Stix, Inc., a U.S. company that markets the Pro Shuffler™. Although precise information is not available, we believe that these companies' worldwide placements are approximately 1,200 units. These companies typically compete on the basis of price and shuffling speed. We compete on these bases as well as on the bases of offering a complete line of shufflers, product reliability, a superior international service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. These beliefs notwithstanding, we cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future.

        With respect to our efforts to develop the player tracking and data gathering technologies of our Intelligent Table System, we believe that several existing gaming companies are working to develop similar competitive technologies.

        Product Supply.    We obtain most of the parts for our Utility Products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service organization. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

        Research and Development.    We employ a staff of electrical, mechanical and software engineers to improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and products related to our Bloodhound software and the Intelligent Table System and to explore other potential table-related products. We perform the majority of our research and development ourselves. In addition to working to improve existing products and to develop the next generation of shufflers, we also are devoting a significant portion of our research and development efforts to integrating our shufflers with our other Utility Products.

Our Entertainment Products Segment

        Our Entertainment Products segment includes our proprietary table games, our Table Master multi-player video platform and our side-bet system. The products in this segment include proprietary table game content that is delivered on different live-dealt and electronic platforms.

        Our Current Table Games.    We currently are or intend to soon market the following proprietary table games to casinos:

Let It Ride	The basic Let It Ride table game is a five-card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid according to a predetermined payout schedule.

Let It Ride Bonus®
The Let It Ride Bonus game provides a format that adds a bonus bet and pay table bonuses to the basic Let it Ride® table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game.
Three Card Poker
In this game, players place wagers on three-card stud hands, with options to bet against the dealer hand, bet on the value of their own hand, or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain high ranking hands.
Four Card Poker®
In this game, players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet. Players may "triple down" against the dealer, providing high game volatility.
Other Table Games
During fiscal 2003, we developed and rolled out several new table games, including Crazy 4 Poker®, Dragon Bonus™ and Single 21®, all of which we are actively marketing. We have several more table games, including Big Raise Hold'em™, High Five Poker™ and Jack Magic™, for which we expect to obtain gaming regulatory approvals during fiscal 2004. We also have numerous other games in various stages of development to complement our existing offerings and to extend our penetration of the proprietary table game market.

        Our Other Entertainment Products.    In addition to our live proprietary table games, we have developed or acquired other technology or platforms to deliver our or others' proprietary table game content or public domain games. We are developing these platforms to enable the marketing of our table game content into previously unpenetrated international and domestic racino markets. These different platforms are described below:

Table Master	In September 2003 we demonstrated and in mid-fiscal 2004 we expect to market blackjack and our proprietary table games on re-engineered and improved versions of this acquired multi-player video table game platform. The Table Master unit is an electronic version of a card table game which features a video screen that projects a virtual video dealer who interacts with players on each of five included betting stations. The unit also possesses a video tabletop that virtually shows player cards, play and bets and uses a player-activated button panel that simulates the player options of a live table game.

Important features of this product include the ability to offer our table game content without a live dealer and the ease of cost-efficient conversion to different table game content. We acquired this platform as part of our acquisition of certain assets and intellectual property from Sega Gaming Technology, Inc. ("Sega") in April 2003.

In the future, we may develop new gaming products from the racing and other multi-player games acquired from Sega under the Table Master brand name.
Side-Bet System
We market to international casinos a bonus or side bet recognition system composed of the same technology used in our Let It Ride Bonus game. This system allows casinos to offer table games, which include a side bet on table games different than our proprietary games.

        Customers and Marketing.    We market our Entertainment Products to the same customers to whom we market our Utility Products. We first began offering table games in 1993 to increase the demand for our shuffler products and we still routinely install shufflers and proprietary table games together. We design our proprietary table games to have broad appeal to players who enjoy a more casual and social card game or who are new to or intimidated by traditional table games. Our various table games offer casinos and players a wide variety of betting propositions and risk and reward trade-offs.

        With the introduction of our recently-developed Table Master product, which will not utilize a live dealer, we will be able to market our table game content in unpenetrated jurisdictions that only allow slot games, such as racinos (race tracks that also offer slot games). Additionally, we will be able to market our dealer-less Table Master games to casinos who want more cost-effective table products or who want to offer lower stakes table games.

        We typically market our table games directly to casinos by licensing the games for a monthly fixed fee. In fiscal 2003, we began selling lifetime licenses to our Let It Ride table games. We also market Let It Ride, Three Card Poker and side-bet systems in international jurisdictions.

        Competition.    We compete with other gaming and entertainment products, including slot games, poker, sportsbook, keno, public domain table games such as blackjack, and other proprietary table games for space on the casino customer's floor to earn our product revenue. The market for table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors' widely known proprietary table game titles include Mikohn Gaming Corporation's Caribbean Stud®, Bet Technologies, Inc.'s Fortune Pai Gow Poker®, Royal Match 21™ and Casino War®, Galaxy Gaming's Lucky Ladies™ and Masque Publishing's Spanish 21®, among others.

        Competition in the table game market is typically on the basis of price, brand recognition, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity of development of these products. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the growth of the proprietary table game market, but also by displacing other table game products. In the future, table game competitors could market table games that might displace our products.

        Product Supply.    We obtain most of the parts for our Entertainment Products from outside suppliers, including table game felts, signs, and accessories, as well as components for our side bet systems. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service organization. We intend to have our Table Master units manufactured by a subcontract manufacturer who will also inventory and ship this product. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

        Research and Development.    Our primary Entertainment Product research and development efforts have involved re-engineering and improving the Table Master multi-player platform. This development work involved re-engineering the Table Master cabinet, betting stations, and electronics as well as improving video quality and game interface options. We are also developing software to allow our proprietary table games, including Three Card Poker and Let It Ride, to operate on this platform.

Additionally, we developed several new live proprietary table games during fiscal 2003, including Four Card Poker, Dragon Bonus and Big Raise Hold'em.

Research and Development Costs

        Because we believe that one of our strengths is identifying new product opportunities and developing new products, we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses were $8,658,000, $6,845,000, and $6,021,000 in fiscal 2003, 2002, and 2001, respectively.

Significant Customer Sales, Export Sales and Foreign Assets

        No individual customer accounted for more than 10% of total revenue earned during fiscal 2003. In fiscal 2003, 2002 and 2001, we had export revenue, primarily from sales to customers in Canada, United Kingdom and Australia, which accounted for 15%, 23% and 18% of our total revenues. No single foreign country accounted for more than 10% of our total revenue in any year. Long-lived assets outside the United States did not exceed 10% of total assets in any year.

Seasonality and Business Fluctuations

        Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Intellectual Property

        We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets, provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by patenting our technologies. We also acquire patents and other intellectual property and routinely acquire and grant intellectual property licenses. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, delays in using our intellectual property to develop products or the costs of protecting our intellectual property could adversely affect our future results of operations and our financial position.

        Patents.    We own numerous United States and international patents related to our products, related to future products that have not yet been introduced, related to potential product modifications and improvements and related to products we have sold or licensed to others. These patents include internally developed, purchased and licensed patents. Most of the patents we own have a life of 20 years from date of patent application and none of our patents will expire before 2007. We also have numerous patent applications pending and unfiled patent applications for our existing, planned and potential products. No assurance can be given that any such patents will issue or that the patents we currently hold or have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

        Trademarks.    We own numerous United States and international trademark registrations and common law trademarks. Among these are Shuffle Master®, the Shuffle Master logo, Shuffle Master Gaming®, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker®, Four Card Poker®, Dragon Bonus™, Single 21®, Table Master™, ACE®, King®, Deck Mate®, MD-2™, Bloodhound™ and Intelligent Table System™. We also use a number of licensed trademarks with the permission of the owners. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners. We also have numerous pending U.S. and foreign trademark applications. We have not only aggressively sought protection of our current product names and other trademarks, but have also sought protection for a number of names we plan to use in the future.

        Intellectual Property Licenses.    We both acquire and grant licenses of intellectual property including patents, trademarks, copyrights, character rights and technology. These licenses are subject to various conditions and restrictions and typically involve us either paying or charging royalties on a fixed or unit basis. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us. When we license our products to our customers, we also license the right to use our intellectual property. We typically earn license royalties on a fixed or unit basis and on a lifetime or periodic basis.

        Other Intellectual Property.    In addition to patents, we also protect much of our intellectual property with copyrights, trademark registrations, trade secrets and non-disclosure agreements. No assurance can be given that we will be successful in maintaining the confidentiality of our proprietary information. Further, costs associated with defending and pursuing infringement claims can be substantial. In the absence of a valid patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

        Product-Related Agreement.    We are a party to certain cross-licensing and cross-supplier agreements with Mikohn Gaming Corporation ("Mikohn"). Under these agreements, we receive approximately $580,000 per year from Mikohn through fiscal 2004 for our license to Mikohn of certain intellectual property.

        Infringement and Litigation.    We do not believe that any of our products, methods or technologies infringes the patents and other intellectual property rights of others. However, we have been and are subject to litigation claiming that we have infringed the rights of others. We have also brought actions against others to protect our rights. For a discussion of these cases see "Item 3. Legal Proceedings," included elsewhere in this Annual Report.

Employees

        As of October 31, 2003, we had 244 full-time, three part-time and two temporary employees. We are not subject to any collective bargaining agreement and we believe that our employee relations are good.

Gaming Regulation

        Overview.    We are subject to a wide range of complex gaming laws and regulations in the 184 jurisdictions in which we are licensed. Jurisdictions include both individual states and Native American tribal lands domestically and individual provinces and countries internationally. Jurisdictions require that we be licensed, that our key personnel be found suitable or be licensed, and that our products be reviewed and approved before placement. Additionally, in most jurisdictions, any beneficial owner of our common stock is subject to being required to file applications with gaming regulatory authorities and undergo investigation to be found suitable or qualified as such. The gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to background investigations, including submission of personal and financial information required to be licensed, qualified or found suitable. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships, and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approval, and processes related to findings of suitability of us, our products, our key personnel, and certain shareholders can be lengthy and expensive.

        General Regulatory Licensing and Approvals.    We intend to maintain our existing licenses and to seek the necessary licenses, approvals and findings of suitability of us, our products and our management personnel in new jurisdictions where sales opportunities are anticipated. We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals or findings of suitability will be obtained or that our existing licenses will not be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction or may be required to provide our products through other licensed entities at a reduced profit to us. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

        We are licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator in Nevada. We are a gaming-related casino service industry licensee in New Jersey and hold supplier, manufacturer and distributor licenses in numerous other jurisdictions throughout North America and elsewhere. Due to similarities in jurisdictional regulatory transaction reporting, as well as manufacturer, distributor, and product licensing requirements, only the specifics of Nevada gaming law requirements are provided below as being representative of gaming regulations to which we are subject in other jurisdictions.

        Nevada Regulatory Matters.    We are subject to the Nevada Gaming Control Act (the "Nevada Act") and to the licensing and regulatory control of the Nevada State Gaming Control Board (the "Nevada Board"), the Nevada Gaming Commission (the "Nevada Commission"), and various local, city and county regulatory agencies (collectively, the "Nevada Gaming Authorities").

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

        We are registered with the Nevada Commission as a publicly traded corporation and are licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked, and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming device, slot game, slot game operating system, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and, in some cases, the Nevada Commission. We must regularly submit detailed financial and operating reports to the Nevada Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission.

        Certain officers, directors and key employees are required to be found suitable by the Nevada Commission and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Commission. Changes in specified key positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

        The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. We customarily reimburse such costs and fees. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an "Institutional Investor," as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. The Nevada Commission has amended its regulations pertaining to Institutional Investors to temporarily allow an Institutional Investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These Institutional Investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our Board of Directors, any change in our corporate charter, bylaws, management, policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or (iii) give remuneration in any form to that person. If a security holder is found unsuitable, then we may be found unsuitable if we fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

        The Nevada Commission may also, in its discretion, require any other holders of our debt or equity securities to file applications, be investigated and be found suitable to own the debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Commission, we: (i) pay to the unsuitable person any dividends, interest or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or

(iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

        We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Commission at any time, and to file with the Nevada Commission, at least annually, a list of our shareholders. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act and the regulations of the Nevada Commission. However, to date, the Nevada Commission has not imposed such a requirement on us.

        We may not make certain public offerings of our securities without the prior approval of the Nevada Commission. Also, changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval of the Nevada Commission.

        Approvals are required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. Nevada's gaming regulations also require prior approval by the Nevada Commission if we adopt a plan of recapitalization proposed by our Board of Directors in opposition to a tender offer made directly to our shareholders for the purpose of acquiring control of us.

        We have formally adopted a compliance plan and appointed a compliance committee in accordance with Nevada Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with regulatory matters. This committee also reviews information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

        Federal Registration.    As a manufacturer and distributor of gaming devices, including slot machines and Table Master products, we are registered pursuant to and have complied with the Federal Gambling Devices Act of 1962 (the "Federal Act"). In order to manufacture, sell, deliver or operate our gaming devices, including our Table Master product, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

        Native American Gaming Regulation.    Gaming on Native American lands is governed by the Federal Indian Gaming Regulatory Act of 1988 ("IGRA") and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission ("NIGC") has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards. Each Tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendor licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

        Other Jurisdictions.    All jurisdictions that have legalized gaming require various permits or approvals for and reporting of certain transactions by manufacturers and distributors of gaming devices, table games, and associated equipment. In general, such requirements are similar to those of Nevada.

        Product Approvals.    Each of our products is subject to extensive testing and review by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products. The laboratories responsible for testing are believed to be handling a great number of product submissions and are also believed to be under the pressure of limited funding and resources. Such limitations could cause our product approvals to be delayed for unknown periods of time. A description of regulatory status and issues related to each of our product segments follows:

        Utility Products.    We have obtained approvals for our shuffler products, excluding the MD-2 or other developmental models, in all gaming markets in North America where casino and poker gaming is legalized. We have also received or filed (directly or through our international distributors) for approval of our shuffler products and related software in additional international jurisdictions where required. Our shufflers and related software are typically classified and approved as associated equipment or as gaming equipment, depending on the particular jurisdiction and their regulations. Associated equipment is equipment that is not classified as a gaming device or gaming equipment but, which due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although the classifications of shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

        Entertainment Products.    Our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker and Dragon Bonus, our newest table games, are now approved in most jurisdictions in North America, with additional approvals expected throughout fiscal 2004. Similar approvals will be required for any future table games and related equipment.

        We intend to submit our Table Master multi-player video table game unit with versions of blackjack and our proprietary games to regulatory laboratories for testing in the second quarter of fiscal 2004 and expect approval in certain jurisdictions in the third quarter.

Our Slot Products

        Slot Products Divestiture.    In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. It is our expectation that our divestiture plan will be completed in the near term.

        In January 2004, we entered into agreements pursuant to which we sold a significant portion of our slot product assets to International Game Technology ("IGT"). See Note 16 to our consolidated financial statements included under Item 8 of this Annual Report.

        Our Slot Games.    As part of our Slot Product operations, we actively marketed a variety of slot games including those we developed and commercialized independently and those we developed and marketed cooperatively with other licensed manufacturers. Among the slot games we actively marketed were The Three Stooges®, Let's Make A Deal®, The Honeymooners™, Sydney Omarr's® Horoscope, Press Your Luck™, Hollywood™, Rubik's Cube® and Chicago™.

        Our cooperatively developed and marketed games resulted primarily from our strategic alliance with IGT, pursuant to several agreements in which we granted licenses to IGT to develop and manufacture slot games based on entertainment titles we owned or to which we had rights. Under these agreements, IGT developed the games using its game platform and then we purchased and marketed the games in North America. After we each recovered certain expenses, the income generated from these games was split equally. In connection with our sale of certain of our slot assets to IGT in January 2004, these agreements were terminated.

        Using our own proprietary slot game operating system (discussed below), we also independently developed and marketed slot games, which either were used to upgrade existing casino-owned slot machines or were installed in new cabinets purchased from third-party slot machine manufacturers. We both leased and licensed the software and hardware elements and sold them.

        Our Operating System.    We developed an open architecture slot game operating system both to use for our internally developed games and to license to third party game developers and manufacturers. The operating system software used a standard computer circuit board driving an interface board customized to a particular slot game cabinet. The software was Linux-based and drove game and game machine functions. We generated revenue from the operating system by either selling it or charging a daily or annual fee for a license that included maintenance and upgrades for the system.

        Product-Related Agreements.    In our Slot Products segment, we routinely entered into licensing, development, manufacturing and marketing agreements with various participants in the gaming industry and with licensors of intellectual property. Entertainment theme licenses generally involved our payment of royalties in exchange for the right to use specified intellectual property, principally trademarked names, characters and themes.

        We entered into agreements allowing others to use our operating system in exchange for a licensing fee, generally a fixed rate per machine. In connection with the divestiture of our slot products operations and assets, we have assigned our rights to such licensing fees as part of the sale of our operating system.

        We also entered into distribution agreements allowing distributors to develop their own versions of our slot game titles and to distribute these games in limited jurisdictions in exchange for a royalty fee to us based on the number of units placed. We have assigned our rights under some of these agreements as part of our divestiture.

ITEM 2. PROPERTIES

        We lease two facilities with approximately 43,500 square feet in Nevada for substantially all of our business activities. Our shuffler research and development and other administration activities are located in an approximately 5,000 square foot facility in Minnesota. Slot operating system and game software research and development activities are located in an approximately 10,900 square foot facility in Colorado. We also lease other facilities with approximately 21,900 aggregate square feet for field service centers in various locations in the United States and internationally. The leases are not individually significant. We believe that our existing properties are suitable and adequate for our current needs and that additional facilities are available within our current locations to support expansion, if required.

        In connection with the divestiture of our slot products operations and assets, we intend to close our Colorado facility.

ITEM 3. LEGAL PROCEEDINGS

        For information on Legal Proceedings, see Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

        Litigation is inherently unpredictable. Our current assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. We believe that the final disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Stock Listing:    Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of January 27, 2004, we had approximately 325 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of January 27, 2004, we estimate that we have approximately 10,400 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2003 and 2002:

	2003		2002
	High	Low	High	Low
First Quarter	$24.94	$17.20	$18.40	$11.67
Second Quarter	23.06	16.45	24.41	15.45
Third Quarter	30.35	22.60	23.00	14.21
Fourth Quarter	32.81	26.31	24.24	15.74

        The closing price of our common stock on January 27, 2004, was $36.23 per share.

        Dividend Policy:    We have not paid dividends on our common stock.

        Transfer Agent:    Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

        Securities Authorized for Issuance Under Equity Compensation Plans:    The information under the caption "Equity Compensation Plan Information" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share, ratios, and unit amounts)
Operating Results:
Total revenue	$67,427	$56,128	$47,960	$38,860	$28,926
Cost of revenue	15,710	13,794	12,522	10,456	9,142

Gross margin	51,717	42,334	35,438	28,404	19,784
Selling, general and administrative	17,653	14,748	12,417	10,297	8,493
Research and development	8,658	6,845	6,021	4,958	3,468
Royalty settlement(a)	—	—	—	—	2,750
Office relocation(a)	—	—	—	—	(213)

Income from operations	25,406	20,741	17,000	13,149	5,286
Interest income, net	251	663	702	293	337

Income before income taxes	25,657	21,404	17,702	13,442	5,623
Provision for income taxes	8,723	7,384	6,107	4,905	2,025

Net income	$16,934	$14,020	$11,595	$8,537	$3,598

Earnings per share, basic	$1.01	$0.79	$0.67	$0.52	$0.20
Earnings per share, diluted	$0.99	$0.77	$0.63	$0.50	$0.20
Weighted average shares, basic	16,723	17,698	17,225	16,308	17,823
Weighted average shares, diluted	17,183	18,316	18,518	17,107	17,913
Dividends declared	$—	$—	$—	$—	$—
Balance Sheet as of October 31:
Cash, cash equivalents, and investments	$10,425	$19,422	$18,703	$6,619	$5,641
Working capital	$25,809	$31,775	$19,290	$12,068	$7,427
Total assets	$59,418	$60,603	$52,399	$34,614	$30,605
Long-term obligations	$250	$1,518	$—	$97	$677
Shareholders' equity	$47,723	$50,267	$40,566	$28,010	$21,402
Common shares outstanding	16,477	17,276	17,609	16,315	16,818
Current ratio	3.3	4.6	2.6	2.9	1.9
Book value per share as of October 31	$2.90	$2.91	$2.30	$1.72	$1.27
Cash Flow Data:
Cash provided by operating activities	$20,630	$18,957	$18,391	$9,498	$8,617
Cash provided (used) by investing activities	$754	$(6,006)	$(18,407)	$(5,658)	$(4,935)
Cash provided (used) by financing activities	$(22,314)	$(12,429)	$288	$(2,506)	$(4,770)
Depreciation and amortization	$8,126	$7,406	$5,816	$4,742	$4,416
Capital expenditures	$(5,584)	$(5,976)	$(2,818)	$(5,988)	$(6,804)
Installed Unit Base by Segment(b):
Shufflers	11,090	9,475	8,193	6,663	5,650
Table Games	1,732	1,527	1,270	1,001	845
Slot Products	1,885	924	720	553	526

(a)
Operating results for the year ended October 31, 1999, included royalty settlement expense of $2,750 related to the settlement of our litigation with Mikohn Gaming Corporation and a benefit of $213 related to a change in estimated relocation expenses recorded in the preceding year.

(b)
Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we do not know precisely the number of units currently in use.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

        Shuffle Master, Inc. develops, manufactures and markets technology-based products for the gaming industry. Our products primarily relate to our casino customers' table game activities and are focused on increasing their profitability, productivity and security. These products include a full line of automatic shufflers for use with the vast majority of card table games placed in casinos and other locations. We also market a line of live proprietary poker, blackjack, baccarat, and pai gow poker table games.

        We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products. We have also recently acquired and are re-engineering a multi-player video platform, Table Master™, to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform. We expect to complete initial development or re-engineering of and to begin marketing these products in fiscal 2004 and beyond.

        In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets. As of the filing of this report, we have sold a significant portion of our slot products operations and assets and expect to dispose of the remainder in the near term. A more detailed discussion is included under the heading "Slot Products Divestiture."

        We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease. We sell our products worldwide in markets that are significantly regulated and manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada.

        Management's Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward Looking Statements" elsewhere in this Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2003		2002		2001
Total revenue	$67,427	100.0%	$56,128	100.0%	$47,960	100.0%
Cost of revenue	15,710	23.3%	13,794	24.5%	12,522	26.1%

Gross margin	51,717	76.7%	42,334	75.5%	35,438	73.9%
Selling, general and administrative	17,653	26.2%	14,748	26.3%	12,417	25.9%
Research and development	8,658	12.8%	6,845	12.2%	6,021	12.6%

Income from operations	25,406	37.7%	20,741	37.0%	17,000	35.4%
Interest income, net	251	0.3%	663	1.2%	702	1.5%

Income before income taxes	25,657	38.0%	21,404	38.2%	17,702	36.9%
Provision for income taxes	8,723	12.9%	7,384	13.2%	6,107	12.7%

Net income	$16,934	25.1%	$14,020	25.0%	$11,595	24.2%

        Our revenue and results of operations are most affected by unit placements, through sale or lease, of our products; as such, we are a revenue-driven business. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers' assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our investment in research and development activities.

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2003	2002	2001	03 vs. 02	02 vs. 01
Revenue:
Leases and royalties	$45,932	$41,321	$35,586	11.2%	16.1%
Sales and service	21,372	14,703	12,035	45.4%	22.2%
Other	123	104	339	18.3%	(69.3)%

Total	$67,427	$56,128	$47,960	20.1%	17.0%

Cost of revenue:
Leases and royalties	$9,072	$8,900	$8,563	1.9%	3.9%
Sales and service	6,638	4,894	3,959	35.6%	23.6%
Other	—	—	—	—	—

Total	$15,710	$13,794	$12,522	13.9%	10.2%

Gross margin:
Leases and royalties	$36,860	$32,421	$27,023	13.7%	20.0%
Sales and service	14,734	9,809	8,076	50.2%	21.5%
Other	123	104	339	18.3%	(69.3)%

Total	$51,717	$42,334	$35,438	22.2%	19.5%

Gross margin percentage:
Leases and royalties	80.2%	78.5%	75.9%
Sales and service	68.9%	66.7%	67.1%
Total	76.7%	75.4%	73.9%

        We earn our revenue in several ways. The largest percentage is by leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts. Product lease contracts typically include parts and servicing. We also offer most of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "Critical Accounting Policies."

        Our overall revenue growth, both from fiscal 2002 to fiscal 2003 and from fiscal 2001 to 2002 (we refer to our fiscal year ended October 31, 2003 as fiscal 2003 and to our prior fiscal years in a similar manner), were primarily due to the sale or lease of more units in all of our product segments. The increase in the number of units leased and sold resulted both from our introduction of new products and the expansion of legal gaming into new jurisdictions. A more detailed discussion of our revenue is included for each of our operating segments under the heading "Segment Operating Results."

        Gross margin increased from fiscal 2002 to fiscal 2003 largely due to the increase in our revenue, and to a lesser extent, due to the improvement in the gross margin percentage for our Shufflers and Table Games segments. During fiscal 2003, total gross margin percentage also benefited from better absorption of indirect cost of sales, primarily manufacturing overhead costs, due to our higher production levels, which resulted from our higher revenue and unit volume.

        Leases and royalties gross margin percentage improved for fiscal 2003, primarily due to a reduction in depreciation expense for our leased products when compared to the prior fiscal year.

Depreciation expense was lower in fiscal 2003 because more leased, or available for lease, products were fully depreciated than in fiscal 2002.

        Sales and service gross margins for fiscal 2003 increased primarily due to a change in the sold product mix in fiscal 2003 compared to fiscal 2002. During the third quarter of fiscal 2003, we began selling lifetime licenses for our proprietary table games, which generally have high margins. Prior to this, proprietary table games were available only on a monthly royalty fee bases. Additionally, fiscal 2003 revenue included a greater percentage of domestic shuffler sales, which generate a higher margin than foreign sales.

        Total gross margin increased from fiscal 2001 to fiscal 2002 because of better absorption of indirect cost of sales due to increased production and revenue levels. The benefit was offset, in part, because revenue of $1,500 under the our cooperative slot development agreements with International Game Technology ("IGT Alliance Agreements") in fiscal 2001 did not recur in fiscal 2002 and fiscal 2002 included a greater volume of foreign shuffler sales, which generally have lower gross margins than domestic sales.

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2003	2002	2001	03 vs. 02	02 vs. 01
Selling, general and administrative	$17,653	$14,748	$12,417	19.7%	18.8%
Percentage of revenue	26.2%	26.3%	25.9%
Research and development	$8,658	$6,845	$6,021	26.5%	13.7%
Percentage of revenue	12.8%	12.2%	12.6%

        Selling, General and Administrative Expenses ("SG&A"):    SG&A increased for fiscal 2003, compared to fiscal 2002, primarily due to the increase in legal fees associated with our various legal proceedings related to our intellectual property, which were $2,600 in fiscal 2003 compared to $429 for fiscal 2002. As a percentage of revenue, fiscal 2003 SG&A was consistent with fiscal 2002. We believe that the trend of higher legal costs will continue. These costs are not expected to have a material impact on our financial position or liquidity, but may be material to our results of operations in any given period. The increase in SG&A for fiscal 2003 was also because our bad debt expense increased by $372. During fiscal 2003, our volume of sales-type lease transactions increased significantly. We increased our bad debt allowance to provide for collection risk associated with carrying longer term and higher amounts of accounts receivable.

        From fiscal 2001 to fiscal 2002, the increase in SG&A costs was proportionate to the increase in our revenue, except that health care and legal costs increased more rapidly. The increase in legal costs was due to the same factors described above.

        Research and Development Expenses ("R&D"):    Our R&D spending increases, in both fiscal 2003 and fiscal 2002, were distributed among all of our product lines, as we have continued to invest in new product development, including next generation shufflers and automated player tracking technologies. The increase in fiscal 2003 was greater, in part, because during the third quarter of fiscal 2003, we began incurring development expenses for our newly-acquired Table Master product line. As a percentage of revenue, R&D was consistent in fiscal 2003, 2002, and 2001, and within our target R&D investment range of between 12% and 14% of our annual revenues. We expect to continue this level of R&D spending during fiscal 2004.

INTEREST INCOME, NET

        Interest income, net, was $251, $663 and $702 for fiscal 2003, 2002 and 2001, respectively. The decrease in interest income reflects both lower average interest rates and the reduction in our average investment balances in fiscal 2003, compared to the prior fiscal years. This reduction is primarily due to our decision to purchase more of our shares in the open market.

INCOME TAXES

        Our effective tax rates for fiscal 2003, 2002 and 2001 were 34.0%, 34.5% and 34.5%, respectively. The decrease in our effective tax rate to 34.0% in fiscal 2003 reflects amended research and development credit claims that we filed during fiscal 2003. Looking forward, we expect our annual effective tax rate to exceed 35.0%. While we expect the amount of federal tax credits to remain roughly the same, when measured against our expected higher taxable income, they will be of diminishing benefit to our effective tax rate. Our estimate of our effective tax rate may fluctuate due to variation in our taxable income, changes in tax legislation, changes in our estimates of federal tax credits and other tax deductions and the related impact on the effective tax rate.

        During fiscal 2003 and fiscal 2002, we recorded income tax benefits of $2,661 and $8,571 related to deductions for employee stock option exercises. These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Year Ended October 31,
	2003	2002	2001
Net income	$16,934	$14,020	$11,595
Earnings per share, basic	$1.01	$0.79	$0.67
Earnings per share, diluted	$0.99	$0.77	$0.63
Weighted average shares data:
Basic	16,723	17,698	17,225
Dilutive impact of stock options	460	618	1,293

Diluted	17,183	18,316	18,518

Outstanding shares data:
Shares outstanding, beginning of year	17,276	17,609	16,316
Options exercised	415	551	1,935
Shares repurchased	(1,214)	(896)	(690)
Other	—	12	48

Shares outstanding, end of year	16,477	17,276	17,609

        Diluted earnings per share increased 28.6% in fiscal 2003 and 22.2% in fiscal 2002. The increases in diluted earnings per share resulted from increases in net income of 20.8% and 20.9% for fiscal 2003 and 2002, respectively, and the decrease in the weighted average number of shares outstanding in each fiscal year. The decreases in weighted average shares outstanding were primarily due to our open-market repurchases and subsequent cancellation of our common stock.

SEGMENT OPERATING RESULTS
(Dollars in thousands)

SEGMENT OVERVIEW

        We determine our reportable segments based on our product lines. We have five product lines: Shufflers, Proprietary Table Games, Slot Products, Table Master, and Intelligent Table Systems ("ITS"). Our Shufflers, Proprietary Table Games, and Slot Products are each significant to our operating results. Our Table Master and ITS product lines, while important to our strategic direction, consisted primarily of research and development activities in fiscal 2003.

        During the fiscal years presented, our reportable segments include our Shufflers Segment, comprised of proprietary card shufflers, our Table Games Segment, comprised of proprietary table games, ITS and Bloodhound, and our Slot Products Segment, comprised of slot products and Table Master. This classification is consistent with the manner in which we conducted business and made operating decisions during historical periods. Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

        Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that Installed Unit Base is an important gauge of segment performance because it measures historical market placements of leased and sold units, and it provides insight into potential markets for service and next generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we do not know precisely the number of units currently in use.

        Segment operating income or loss includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, cost of product sold, shipping, installation, commissions, product approval costs, and research and development. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments.

        Segment operating results are presented in the manner in which we were organized in prior periods.

SLOT PRODUCTS DIVESTITURE

        In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. It is our expectation that this divestiture will be completed in the near term and that the transactions will result in a net gain from disposition.

        As a result of our redefined strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments. We now have two reportable segments within our continuing operations, Utility Products and Entertainment Products. Revenues and costs associated with our slot products will be reported as discontinued operations beginning with our first quarter fiscal 2004 filings.

        The following table summarizes our segment classifications and product lines:

	Historic Segment Classification			FY04 Segment Classification
Product Line	Shufflers	Table Games	Slot Products	Utility Products	Entertainment Products
Shufflers	•			•
Proprietary Table Games		•			•
ITS and Bloodhound		•		•
Slot Products			•
Table Master			•		•

        In January 2004, we entered into agreements pursuant to which we sold a significant portion of our slot product assets to IGT. Significant terms of the agreements include:

  •
  We sold our share of the IGT Alliance slot operations, related inventory and leased assets to IGT.

  •
  We conveyed to IGT certain intellectual property rights, principally our slot operating system, patents and licenses.

  •
  The IGT Alliance Agreements were terminated and all amounts due to IGT under the IGT Alliance Agreements were paid in full.

  •
  We agreed to terminate our initiative to develop retrofit games based on IGT's S+ game platform.

  •
  Aggregate consideration was $9,400 cash.

ACQUISITIONS

        In April 2003, we acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology ("Sega"), for $1,730 in cash. The intellectual property comprises worldwide rights (excluding Japan) to Sega's multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, "Games License"), and a five year non-compete covenant covering certain games in North America. The Games License is exclusive in North America for ten years and non-exclusive thereafter. We market the acquired products under the product name Table Master. We plan to expand these products by incorporating our existing proprietary table game titles such as Let It Ride® and Three Card Poker® into this multi-player platform.

        In April 2001, we acquired the assets and certain liabilities of three separate Australian companies operating under the Gaming Products name as well as all the common stock of Gaming Product Pty Ltd, a fourth company that holds patents relating to the QuickDraw® line of continuous multi-deck shufflers that Gaming Products manufactured. The acquisition cost of $4,127 in cash was provided by internally generated cash flows.

        In addition to business acquisitions, we make strategic purchases of intellectual property. In August 2002, we purchased the Bloodhound product line and a patent related to automated table bet recognition.

SHUFFLERS SEGMENT OPERATING RESULTS

Fiscal 2003 compared to Fiscal 2002

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Shufflers segment revenue
Shuffler lease	$17,591	$16,258	$1,333	8.2%
Shuffler sales and service	15,348	12,435	2,913	23.4%

Total	$32,939	$28,693	$4,246	14.8%

Shufflers segment operating income	$19,640	$15,806	$3,834	24.3%
Shufflers segment operating margin	59.6%	55.1%
Shufflers installed base (end of year)
Lease units	3,584	3,237	347	10.7%

Sold units, inception-to-date
Beginning of year	6,238	5,118	1,120	21.9%
Sold during year	1,369	1,205	164	13.6%
Less trade-ins and exchanges	(101)	(85)	(16)	18.8%

End of year	7,506	6,238	1,268	20.3%

Total installed base	11,090	9,475	1,615	17.0%

        The increase in shuffler lease revenue during fiscal 2003 reflects the greater number of units on lease and a consistent average lease price. Shuffler lease units increased by 347 during fiscal 2003, comprised of the net placement of 321 Deck Mate®, 247 King®, 206 ACE® and 231 multi-deck batch shufflers, offset by the conversion of 614 leased units to sold units ("conversion units") and the net removal of 44 other single-deck shufflers. Our shuffler lease installed base increased 10.7% during fiscal 2003, compared to 5.3% during fiscal 2002. The percentage increase in shuffler lease revenue during fiscal 2003 was less than the percentage increase in the lease installed base due to timing of lease installs or removals during the fiscal year.

        The increase in shuffler sales and service revenue for fiscal 2003 reflects a greater number of units sold and an increase in the average sales price per unit. During fiscal 2003, we sold 1,369 shuffler units (628 single-deck and 741 multi-deck) compared to the sale of 1,205 units (587 single-deck and 618 multi-deck) in fiscal 2002. The average sales price per unit was $9.770 in fiscal 2003 compared to $8.904 for fiscal 2002. Average sales price per unit increased in fiscal 2003 primarily because fiscal 2003 included a greater percentage of domestic units, which generally have a higher unit price than foreign sales. Fiscal 2003 sold units includes 614 conversion units, compared to 276 conversion units in fiscal 2002.

        The increase in Shufflers segment operating income is primarily due to the greater lease and sale volume in fiscal 2003 compared to fiscal 2002. To a lesser extent, operating income also increased because of an improvement in shuffler segment operating margin. The shuffler operating margin increase reflects the above-mentioned increase in domestic sales and lower depreciation expense for our leased products. Depreciation expense was lower in fiscal 2003 because more leased, or available for lease, products were fully depreciated than in fiscal 2002. The Shufflers segment operating income and margin increases were offset somewhat by an increase in our level of spending for research and development of our next-generation shufflers.

Fiscal 2002 compared to Fiscal 2001

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Shufflers segment revenue
Shuffler lease	$16,258	$16,026	$232	1.4%
Shuffler sales and service	12,435	11,690	745	6.4%

Total	$28,693	$27,716	$977	3.5%

Shufflers segment operating income	$15,806	$16,156	$(350)	(2.2%)
Shufflers segment operating margin	55.1%	58.3%
Shufflers installed base (end of year)
Lease units	3,237	3,075	162	5.3%

Sold units, inception-to-date
Beginning of year	5,118	3,728	1,390	37.3%
Sold during year	1,205	1,050	155	14.8%
Business acquisition adjustment	—	594	(594)	(100.0%)
Less trade-ins and exchanges	(85)	(254)	169	(66.5%)

End of year	6,238	5,118	1,120	21.9%

Total installed base	9,475	8,193	1,282	15.6%

        The increase in shuffler lease revenue during fiscal 2002 was due to greater number of units under lease offset by lower average lease rates. The increase of 162 units under lease during fiscal 2002 includes the net placement of 233 ACE shufflers, 64 King shufflers, 153 multi-deck batch shufflers, and 15 Deck Mate shufflers, offset by the conversion of 276 leased units to sold units and the net removal of 27 other single deck shufflers.

        Shuffler unit sales for fiscal 2002 increased 155 units, or 14.8%, compared to the prior fiscal year, reflecting strong foreign sales activity. Because foreign sales transactions generally have lower unit prices, the average unit price per shuffler sold during fiscal 2002 declined. Sold units include the conversion of 276 and 378 leased units to sold units during fiscal 2002 and 2001, respectively.

TABLE GAMES SEGMENT OPERATING RESULTS

Fiscal 2003 compared to Fiscal 2002

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Table Games segment revenue
Table royalties	$21,007	$18,437	$2,570	13.9%
Table sales	3,788	1,479	2,309	156.1%

Total	$24,795	$19,916	$4,879	24.5%

Table Games segment operating income	$20,294	$16,633	$3,661	22.0%
Table Games segment operating margin	81.8%	83.5%
Table games installed base (end of year)
Royalty units
Three Card Poker®	988	829	159	19.2%
Let It Ride Bonus® and basic	563	654	(91)	(13.9%)
Other	109	34	75	220.6%

Total	1,660	1,517	143	9.4%

Sold units, inception-to-date
Let It Ride Bonus® and basic	72	10	62	620.0%

Total installed base	1,732	1,527	205	13.4%

        The increase in table royalties for fiscal 2003 was primarily due to the net increase in placements of Three Card Poker tables. Additionally, fiscal 2003 includes a full year's benefit from our 50% increase in April 2002 in the list price for our Three Card Poker table game. Even though we increased the royalty rate, we were able to increase the number of Three Card Poker tables placed because of strong casino demand. The increase in royalty revenue from Three Card Poker was partially offset by declines in royalties from the Let It Ride family of table games. Let It Ride royalties have declined due to lower unit placements and the conversion of royalty units to units sold under lifetime licenses.

        Table sales for fiscal 2003 are primarily the sale of lifetime licenses for Let It Ride, which we began selling in fiscal 2003. Fiscal 2002 table sales are comprised primarily of foreign sales of side-bet systems and the sale of lifetime licenses for multi-tiered Let It Ride tournament games.

        The increase in Table Games segment operating income is primarily due to the greater monthly royalty and lifetime license sale volume in fiscal 2003 compared to fiscal 2002. Table Games operating income also increased because products sold in fiscal 2003, primarily the sale of lifetime licenses of Let It Ride, have higher margins than the side-bet systems sold in fiscal 2002. The increase in Table Games operating margin in fiscal 2003, also reflects this change in mix of sold products between fiscal 2003 and fiscal 2002. The Table Games segment operating income and margin increases were offset somewhat by an increase in our level of spending for research and development of our ITS products.

Fiscal 2002 compared to Fiscal 2001

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Table Games segment revenue
Table royalties	$18,437	$15,140	$3,297	21.8%
Table sales	1,479	83	1,396	1,681.9%

Total	$19,916	$15,223	$4,693	30.8%

Table Games segment operating income	$16,633	$12,243	$4,390	35.9%
Table Games segment operating margin	83.5%	80.4%
Table games installed base (end of year)
Royalty units
Three Card Poker®	829	570	259	45.4%
Let It Ride Bonus® and basic	654	678	(24)	(3.5)%
Other	34	22	12	54.5%

Total	1,517	1,270	247	19.4%

Sold units, inception-to-date
Let It Ride Bonus® and basic	10	—	10	100.0%

Total installed base	1,527	1,270	257	20.2%

        The increase in table royalty revenue for fiscal 2002, compared to fiscal 2001, was also primarily due to the net increase in placements of Three Card Poker tables and the above mentioned increase in the list price for Three Card Poker.

        Fiscal 2002 table sales were comprised primarily of foreign sales of side-bet systems and the sale of lifetime licenses for multi-tiered Let It Ride The Tournament® games.

SLOT PRODUCTS SEGMENT OPERATING RESULTS

        As described above, in December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets. As of the filing of this report, we have sold a significant portion of our slot products operations and assets and expect to dispose of the remainder in the near term.

Fiscal 2003 compared to Fiscal 2002

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Slot Products segment revenue
Slot lease	$7,334	$6,626	$708	10.7%
Slot sales	2,236	789	1,447	183.4%

Total	$9,570	$7,415	$2,155	29.1%

Slot Products segment operating loss	$(3,010)	$(2,549)	$(461)	18.1%
Slot Products segment operating margin	(31.5)%	(34.4)%
Slot games installed base (end of year)
Lease units
Cooperative slot games	557	565	(8)	(1.4)%
Company slot products	659	212	447	210.8%

Total	1,216	777	439	56.5%

Sold units, inception-to-date
Company slot products	669	147	522	355.1%

Total installed base	1,885	924	961	104.0%

        The increase in slot lease revenue from fiscal 2002 to fiscal 2003 reflects primarily an increase in lease revenue from slot games cooperatively developed with IGT. However, the installed base for cooperative slot games declined during fiscal 2003. The decline in the installed base occurred late in the fiscal year, and, as a result, did not have a significant impact on our slot lease revenue. Our proprietary operating system-based products that we introduced late in fiscal 2002 also contributed to growth in slot lease revenue during fiscal 2003.

        Company slot products include slot machines, slot machine upgrade kits, operating system licenses, and slot game title licenses. The increase of 447 leased units in Company slot products is primarily due to the placement of units under third party product-related agreements to license our slot game operating system and slot game titles. Unit placements under these agreements began in the first quarter of fiscal 2003.

        Slot sales for fiscal 2003 include sales of our slot machine upgrade kits and slot game titles, as well as lifetime licenses of slot intellectual property. Because these products were initially introduced in July 2002 through early 2003, their contribution to revenue was higher in fiscal 2003. In addition, our newly acquired Table Master product line began to contribute sales revenue in the fourth quarter of fiscal 2003, as we sold inventory acquired in the Sega transaction.

        The increase in Slot Products segment operating loss is attributed to higher regulatory product submissions costs and selling expenses, as well as an increase in research and development expenses due to the newly-acquired Table Master product line.

Fiscal 2002 compared to Fiscal 2001

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2002	2001
Slot Products segment revenue
Slot lease	$6,626	$4,420	$2,206	49.9%
Slot sales	789	262	527	201.1%

Total	$7,415	$4,682	$2,733	58.4%

Slot Products segment operating loss	$(2,549)	$(2,855)	$306	(10.7)%
Slot Products segment operating margin	(34.4)%	(61.0)%
Slot games installed base (end of year)
Lease units
Cooperative slot games	565	522	43	8.2%
Company slot products	212	198	14	7.1%

Total	777	720	57	7.9%

Sold units (inception-to-date)
Company slot products	147	—	147	100.0%

Total installed base	924	720	204	28.3%

        Late in fiscal 2001, we began placements of our cooperatively-developed Let's Make a Deal® and The Three Stooges® slot products. Placements of The Honeymooners™ began in early fiscal 2002. The slot lease revenue increase in fiscal 2002 was substantially attributed to having placements of these products for a full fiscal year. The increase in revenue from cooperative slot games in fiscal 2002 is offset by fiscal 2001 revenue from IGT that did not recur in fiscal 2002. Specifically, fiscal 2001 included $1,500 in revenue related to provisions of our fiscal 2000 slot games agreements with IGT, compared to $250 for fiscal year 2002. These agreements prescribed minimum profits due to us based on fiscal 2001 product rollout schedules.

        The installed base of total leased units at October 31, 2002 was consistent with the installed base at October 31, 2001. New placements during fiscal 2002 were substantially offset by removals, reflecting resistance to participation pricing by some casino operators.

        The increase in slot sales for fiscal 2002 represented initial sales of slot machine upgrade kits that received regulatory approval in certain jurisdictions beginning in July 2002.

LIQUIDITY AND CAPITAL RESOURCES
(Dollars and Shares in thousands)

        Our primary historical source of liquidity and capital resources is cash flow generated by our profitable operations. While we maintain a credit facility, we have not used this as a source of cash. We use cash to fund growth in our operating assets, including accounts receivable, inventory, and sales-type leases and to fund new products through both research and development and strategic acquisition of businesses and intellectual property. We also use our cash to repurchase our common stock.

LIQUIDITY

Working Capital

        The following summarizes our cash, cash equivalents and working capital:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Cash, cash equivalents, and investments	$10,425	$19,422	$(8,997)	(46.3)%
Working capital	$25,809	$31,775	$(5,966)	(18.8)%
Current ratio	3.3	4.6	(1.3)	(28.3)%

        The significant factors underlying the decrease in cash, cash equivalents and investments were stock repurchases of $25,827, aggregate capital expenditures of $5,584 and a business acquisition for $1,730, offset by cash flow provided by operations of $20,630. The decrease in working capital and current ratio is due to the decrease in cash equivalents.

Cash Flows

        Operating Activities:    Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Net income	$16,934	$14,020	$2,914	20.8%
Non-cash items	8,663	7,748	915	11.8%
Investment in sales-type leases	(4,639)	246	(4,885)	(1,985.8)%
Other changes in operating assets and liabilities	(328)	(3,057)	2,729	(89.3)%

Cash provided by operating activities	$20,630	$18,957	$1,673	8.8%

        Non-cash items are comprised of depreciation and amortization, provision for bad debts, provision for inventory obsolescence, and deferred taxes.

        During fiscal 2003, we substantially increased our use of sales-type leases as means to provide financing alternatives to our customers. This increase resulted in a net use of cash to fund such leases of $4,639. Sales-type lease activity was not significant in prior fiscal years. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customer's product financing needs. We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products.

        Investing Activities:    Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Net sale (purchase) of investments	$8,067	$(197)	$8,264	(4,194.9)%
Capital expenditures	(5,584)	(5,976)	392	(6.6)%
Acquisition	(1,730)	—	(1,730)	(100.0)%
Other	1	167	(166)	(99.4)%

Cash flow provided (used) by investing activities	$754	$(6,006)	$6,760	(112.6)%

        As our investments matured, we chose to use a significant portion of the proceeds to increase repurchases of our common stock. This differs from fiscal 2002, when we reinvested cash from maturities into similar investment securities.

        Capital expenditures include purchases of product for lease, property and equipment, and intangible assets. Our largest use of cash for capital expenditures was for product that we manufacture and capitalize into our leased asset base. In fiscal 2003, we capitalized $3,737 of products that are leased or available to lease, compared to $3,420 in fiscal 2002.

        As discussed under the heading "Acquisitions" above, in April 2003, we acquired product inventory and intellectual property rights from Sega for $1,730 in cash.

        Financing Activities:    Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2003	2002
Repurchases of common stock	$(25,827)	$(16,251)	$(9,576)	58.9%
Proceeds from stock option exercises	3,688	3,272	416	12.7%
Other	(175)	550	(725)	(131.8)%

Cash flow provided (used) by investing activities	$(22,314)	$(12,429)	$(9,885)	79.5%

        During fiscal 2003, we repurchased 1,214 shares of our common stock at an average cost of $21.27 per share, compared to the repurchase of 896 shares of our common stock at an average price of $18.12 in fiscal year 2002.

        Our employees and directors exercised 415 options in fiscal 2003 at an average exercise price of $9.04 per share, compared to 551 options in fiscal 2002 at an average exercise price of $5.94.

CAPITAL RESOURCES

        We believe our existing cash, investments and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for the foreseeable future. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

        As described above, in December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets. As of the filing of this report, we have sold a significant portion of our slot products operations and assets and have received aggregate proceeds of $9,400.

        In addition, we maintain a $15,000 revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital, capital expenditures, stock repurchases, new product rollouts, or the acquisition of intellectual property acquisitions or businesses. The credit agreement matures in October 2004. We had no borrowings outstanding under our revolving credit agreement for all years presented.

STOCK REPURCHASE AUTHORIZATIONS

        During fiscal 2003, 2002 and 2001, we repurchased 1,214, 896, and 690 shares of our common stock at total costs of $25,827, $16,251, and $8,568, respectively. We cancel shares that we repurchase.

        Our Board of Directors periodically authorizes us to repurchase shares of our common stock. On October 23, 2003, our Board of Directors authorized the repurchase of up to $30,000 of our outstanding common stock. This authorization superceded all previous outstanding authorizations. As of January 27, 2004, the full amount of the authorization remained outstanding.

        The timing of our future repurchases of our common stock pursuant to our Board of Directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, funding of internal growth in working capital, and investments in sales-type leases.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

        The following table summarizes our significant contractual obligations as of October 31, 2003. These commitments are discussed in the indicated notes to our consolidated financial statements.

		Payments Due in Year Ending October 31,
	Total	2004	2005	2006	2007	2008
Note payable (Note 7)	$425	$175	$250	$—	$—	$—
Operating leases (Note 8)	3,233	1,007	857	684	512	173

	$3,658	$1,182	$1,107	$684	$512	$173

        Employment Agreements:    We have entered into employment contracts, with durations ranging from one to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2003, minimum aggregate severance benefits totaled $2,909.

        Purchase Commitments:    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. These commitments are not material. Certain of our intellectual property licenses require additional payments if we elect to renew the licenses. These renewal payments are not material. In addition, we may choose to negotiate and renew licenses upon their normal expiration. No assurances can be given as to the terms of such renewals, if any.

        Off-Balance Sheet Arrangements:    We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

IMPACT OF INFLATION

        To date, inflation has not had a material effect on our operations.

CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported amounts of revenue and expenses. We periodically evaluate our policies, estimates and related assumptions, including: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; accounting for stock-based compensation; and contingencies. We base our estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

        We believe that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements.

        Revenue Recognition:    In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between us and our customer exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Specifically, we earn our revenue in a variety of ways. Shuffler, table and slot equipment are both sold and leased. We also sell service and warranty contracts for our sold equipment. Proprietary table games, our slot operating system and slot game themes are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis.

        Lease and Royalty Revenue—Shuffler lease revenue is earned and recognized monthly based on a monthly fixed fee, generally through indefinite term operating leases of shuffler equipment. Table royalties are earned and recognized monthly based on indefinite term, monthly rate license agreements for our proprietary table games. Slot lease revenue includes leasing of slot equipment and licensing of our slot operating system and slot game themes. Slot lease revenue is recognized when earned through monthly or daily fixed fees or revenue participation fees. Participation fees relate to arrangements where we participate with our casino customer in the net win from a slot game. We estimate and record unbilled participation revenue based on prior cash receipts and periodic game performance data. Actual billings may differ from estimates due to variations in game play and down time. Such variations are adjusted in the subsequent period when actual billing is determined. Lease and royalty revenue commences upon the completed installation of the leased equipment or table game. Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations. Revenue is allocated between the elements based on the fair value of each element. Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

        Sales and Service Revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games, slot operating system, and slot game themes. Sales-type leases include payment terms ranging from 12 to 48 months and include a bargain purchase option. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

        Long-lived Assets:    We have significant investments in long-lived assets, including products leased and held for lease, property and equipment, intangible assets, and goodwill. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets' estimated useful lives and the evaluation of the assets' recoverability.

        We estimate useful lives for our long-lived assets based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

        We assess the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, then we would record an impairment charge to write down the long-lived asset or asset group to its estimated fair value. An adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that could adversely affect operating results.

        Inventory Obsolescence and Costing Methods:    We value our inventory at the lower of cost or market and estimate a provision for obsolete or unsalable inventories based on assumptions about the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, additional provisions for obsolete inventory could be required. Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

        Provisions for Bad Debts:    We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. Provisions for bad debts are estimated based on historical experience and specific customer collection issues. Changes in the financial condition of our customers could result in the adjustment upward or downward in the provisions for bad debts, with a corresponding impact to our operating results.

        Stock Based Compensation:    We account for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in any period presented because all stock options were granted at an exercise price equal to the market value of our common stock on the date of grant. The notes to the consolidated financial statements disclose the pro forma impact to our net income and earnings per share as if we had elected the fair value method. Under the fair value method, compensation expense is determined based on the estimated fair value of stock options at the date of grant.

        To estimate the fair value of stock options granted, we use the Black-Scholes option valuation model, which requires management to make assumptions. The most significant assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option ("Option Life"). We base these estimates primarily on our historical volatility and Option Life. If actual future volatility and Option Life differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

        Contingencies:    We assess our exposures to loss contingencies including legal and income tax matters and provide for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

        During fiscal 2003, we adopted new accounting principles based on requirements introduced by the various accounting standard setting authorities including:

  •
  FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

  •
  Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

  •
  Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software."

        The adoption of these standards did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of October 31, 2003, our investments totaled $7,751. These investments are primarily in fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Due to our investment policies, the primary market risk associated with our portfolio is interest rate risk.

        Assuming interest rates were to change by 100 basis points, the net hypothetical change in fair value of shareholders' equity related to financial instruments is estimated to be $62 after tax (0.1% of total shareholders' equity). We believe that such a change in interest rates would not have a material impact on future earnings or cash flows, as it is unlikely that we would need or choose to substantially liquidate our investment portfolio.

        The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on interest rate sensitivity analyses. The models project the impact of interest rate changes on a wide range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, assuming an immediate 1% increase in interest rates. Because duration is estimated, rather than a known quantity, for certain securities and, because other market factors may impact security valuations, there can be no assurance that our portfolio would perform in line with the estimated values.

        As of October 31, 2003, and during each of the years presented in our consolidated financial statements, we had no borrowings outstanding under our revolving credit agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Shuffle Master, Inc.:

        We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the "Company") as of October 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. as of October 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 28, 2004

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2003	2002	2001
Revenue:
Shuffler lease	$17,591	$16,258	$16,026
Shuffler sales and service	15,348	12,435	11,690
Table royalties	21,007	18,437	15,140
Table sales	3,788	1,479	83
Slot lease	7,334	6,626	4,420
Slot sales	2,236	789	262
Other	123	104	339

Total revenue	67,427	56,128	47,960

Costs and expenses:
Cost of leases and royalties	9,072	8,900	8,563
Cost of sales and service	6,638	4,894	3,959
Selling, general and administrative	17,653	14,748	12,417
Research and development	8,658	6,845	6,021

Total costs and expenses	42,021	35,387	30,960

Income from operations	25,406	20,741	17,000
Interest income, net	251	663	702

Income before income taxes	25,657	21,404	17,702
Provision for income taxes	8,723	7,384	6,107

Net income	$16,934	$14,020	$11,595

Earnings per share, basic	$1.01	$0.79	$0.67

Earnings per share, diluted	$0.99	$0.77	$0.63

Weighted average shares, basic	16,723	17,698	17,225

Weighted average shares, diluted	17,183	18,316	18,518

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,674	$3,604
Investments	7,751	15,818
Accounts receivable, net	10,007	6,766
Notes receivable	648	1,737
Investment in sales-type leases, net	2,075	525
Inventories	7,365	5,615
Prepaid income taxes	5,659	5,685
Deferred income taxes	833	459
Other current assets	242	384

Total current assets	37,254	40,593
Investment in sales-type leases, net	3,314	—
Products leased and held for lease, net	5,777	7,037
Property and equipment, net	2,047	2,119
Intangible assets, net	5,482	5,539
Goodwill, net	3,664	3,664
Non-current deferred income taxes	1,551	1,298
Other assets	329	353

Total assets	$59,418	$60,603

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,477	$4,209
Accrued liabilities	3,368	2,481
Customer deposits and unearned revenue	2,425	1,953
Current portion of long-term obligations	175	175

Total current liabilities	11,445	8,818

Long-term obligations	250	1,518

Contingencies
Shareholders' equity:
Preferred stock, no par value; 225,070 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 67,500 shares authorized; 16,477 and 17,276 shares issued and outstanding	165	173
Additional paid-in capital	—	1,895
Retained earnings	47,558	48,199

Total shareholders' equity	47,723	50,267

Total liabilities and shareholders' equity	$59,418	$60,603

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, October 31, 2000	16,315	$163	$5,263	$22,584	$28,010
Common stock repurchased	(690)	(7)	(8,561)	—	(8,568)
Common stock options exercised	1,935	20	9,227	—	9,247
Options issued for services	—	—	93	—	93
Other common stock issued	49	—	189	—	189
Net income	—	—	—	11,595	11,595

Balance, October 31, 2001	17,609	176	6,211	34,179	40,566
Common stock repurchased	(896)	(9)	(16,242)	—	(16,251)
Common stock options exercised	551	6	3,266	—	3,272
Options issued for services	—	—	42	—	42
Other common stock issued	12	—	47	—	47
Tax benefit from stock option exercises	—	—	8,571	—	8,571
Net income	—	—	—	14,020	14,020

Balance, October 31, 2002	17,276	173	1,895	48,199	50,267
Common stock repurchased	(1,214)	(12)	(8,240)	(17,575)	(25,827)
Common stock options exercised	415	4	3,684	—	3,688
Tax benefit from stock option exercises	—	—	2,661	—	2,661
Net income	—	—	—	16,934	16,934

Balance, October 31, 2003	16,477	$165	$—	$47,558	$47,723

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$16,934	$14,020	$11,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,126	7,406	5,816
Provision for bad debts	410	38	25
Provision for inventory obsolescence	754	712	530
Deferred income taxes	(627)	(450)	(17)
Tax benefit from stock option exercises	2,661	8,571	—
Stock options issued for services	—	42	93
Changes in operating assets and liabilities:
Accounts receivable	(3,876)	(2,156)	(611)
Notes receivable	1,089	(1,737)	—
Investment in sales-type leases	(4,639)	246	(224)
Note receivable from related party	—	—	(43)
Inventories	(1,909)	(117)	16
Other current assets	142	67	195
Accounts payable and accrued liabilities	1,067	(322)	(174)
Customer deposits and unearned revenue	472	(167)	257
Income taxes prepaid or payable	26	(7,196)	933

Net cash provided by operating activities	20,630	18,957	18,391

Cash flows from investing activities:
Purchases of investments	(13,579)	(40,788)	(20,519)
Proceeds from sale and maturities of investments	21,646	40,591	9,211
Payments for products leased and held for lease	(3,737)	(3,420)	(1,648)
Purchases of property and equipment	(829)	(600)	(722)
Purchases of intangible assets	(1,018)	(1,956)	(448)
Acquisition of business, net of cash acquired	(1,730)	—	(4,127)
Collection (advance) of note receivable from related party	—	317	(154)
Other	1	(150)	—

Net cash provided (used) by investing activities	754	(6,006)	(18,407)

Cash flows from financing activities:
Repurchases of common stock	(25,827)	(16,251)	(8,568)
Proceeds from issuances of common stock	3,688	3,272	9,247
Proceeds from (payment of) note payable	(175)	600	—
Payments on obligation to related party	—	(50)	(391)

Net cash provided (used) by financing activities	(22,314)	(12,429)	288

Net increase (decrease) in cash and cash equivalents	(930)	522	272
Cash and cash equivalents, beginning of year	3,604	3,082	2,810

Cash and cash equivalents, end of year	$2,674	$3,604	$3,082

Non-cash transactions:
Payment of obligation to related party with common stock	$—	$47	$189
Cash paid for:
Income taxes	$6,664	$6,514	$4,706
Interest	$13	$4	$13

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of business:    Shuffle Master, Inc. develops, manufactures and markets technology-based products for the gaming industry. Our products primarily relate to our casino customers' table game activities and are focused on increasing their profitability, productivity and security. These products include a full line of automatic card shufflers for use with the vast majority of card table games placed in casinos and other locations. We also market a line of live proprietary poker, blackjack, baccarat, and pai gow poker table games.

        We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products. We have also recently acquired and are re-engineering a multi-player video platform to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform. We market this multi-player video platform as Table Master™. We expect to complete initial development or re-engineering of and to begin marketing these products in fiscal 2004 and beyond.

        In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products operations and assets. See Note 16.

        We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease. We sell our products worldwide in markets that are significantly regulated and manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada.

        Principles of consolidation:    Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        In July 2000, we entered into multi-year agreements (the "IGT Alliance Agreements") that granted a license to International Game Technology ("IGT") to develop and manufacture slot games. We purchase the games from IGT and record them at cost as products leased and held for lease. The agreements provide that revenues and specified expenses associated with the games are split equally and between us and IGT. The consolidated statements of income include our share of these revenues and expenses. In January 2004, we terminated the IGT Alliance Agreements. See Note 16.

        Use of estimates:    We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

        Inventories:    Inventories are stated at the lower of cost or market. We provide allowances for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.

        Leased assets and operations:    Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated as assets at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a period of two to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months' lease payments, which are included on the consolidated balance sheets as customer deposits.

        Revenue recognition:    In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between us and our customer exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Specifically, we earn our revenue in a variety of ways. Shuffler, table and slot equipment are both sold and leased. We also sell service and warranty contracts for our sold equipment. Proprietary table games, our slot operating system and slot game themes are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis.

        Lease and royalty revenue—Shuffler lease revenue is earned and recognized monthly based on a monthly fixed fee, generally through indefinite term operating leases of shuffler equipment. Table royalties are earned and recognized monthly based on indefinite term, monthly rate license agreements for our proprietary table games. Slot lease revenue includes leasing of slot equipment and licensing of our slot operating system and slot game themes. Slot lease revenue is recognized when earned through monthly or daily fixed fees or revenue participation fees. Participation fees relate to arrangements where we participate with our casino customer in the net win from a slot game. We estimate and record unbilled participation revenue based on prior cash receipts and periodic game performance data. Actual billings may differ from estimates due to variations in game play and down time. Such variations are adjusted in the subsequent period when actual billing is determined. Lease and royalty revenue commences upon the completed installation of the leased equipment or table game. Slot operating system licenses include multiple elements, primarily the system license and unspecified upgrade rights, each for varying durations. Revenue is allocated between the elements based on the fair value of each element. Revenue allocated to upgrade rights is recognized over the term of the right, which is generally one to two years.

        Sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games, slot operating system, and slot game themes. Sales-type leases include payment terms ranging from 12 to 48 months and include a bargain purchase option. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

        Research and development costs:    We incur research and development expense to develop our new and next-generation products. Our products reach technological feasibility when we receive gaming regulatory product approval which occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

        Concentration of credit risk:    Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable and investments in sales-type leases. We place our cash and cash equivalents with high credit quality institutions. Accounts receivable and investments in sales-type leases have concentration of credit risk because they all relate to our customers in the gaming industry. From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. At October 31, 2003, one customer's balance, which was subsequently collected, accounted for 18.6% of our accounts receivable, net. No single sales-type lease exceeds 10% of our investment in sales-type leases.

        Property and equipment:    Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to ten years, or lease terms, if shorter, for leasehold improvements. We estimate useful lives for our long-lived assets based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

        Intangible assets:    Intangible assets include purchased intellectual property for games, patents, trademarks, copyrights, and licenses. All of our intangible assets are amortized over a period of two to fifteen years, commencing with the purchase or, in the case of licenses, with receipt of related revenue. Amortization is calculated using the straight-line method, except for certain licenses that are amortized proportionate to the related revenue. See Note 5.

        Goodwill:    Goodwill is stated at cost less accumulated amortization of $112 through October 31, 2001. Effective November 1, 2001, we ceased amortization of goodwill. Goodwill is tested for impairment each year during our fiscal fourth quarter in connection with our annual budgeting process. See Note 5.

        Impairment of long-lived assets:    Long-lived assets include products leased and held for lease, property and equipment, intangible assets, goodwill, and other non-current assets. We assess the recoverability of long-lived assets annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we would record an impairment expense to write down the long-lived asset or asset group to its estimated fair value. Fair value is determined based on discounted expected future cash flows. No asset impairments were recorded in any period presented.

        Foreign currency translation:    Our foreign subsidiaries' asset and liability accounts are translated into United States dollar amounts at the year-end exchange rates. Revenue and expense accounts are translated at the average exchange rates for the year. Transaction gains and losses, the amounts of which are immaterial for all periods presented, are included in interest income, net. Foreign exchange translation adjustments, if material, are recorded as a separate component of shareholders' equity.

        Earnings per common share:    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and issuable during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options during the year, using the treasury stock method.

        Recently issued or adopted accounting standards:    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands the disclosures required by guarantors for obligations under certain types of guarantees and requires initial recognition at fair value of a liability for such guarantees. We adopted the disclosure requirements of FIN 45 effective for the quarter ended January 31, 2003, and the liability recognition requirements to guarantees issued or modified after December 31, 2002. The adoption of these requirements did not have a material impact on our results of operations or financial position.

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition accounting for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 effective with the quarter ended January 31, 2003 and disclosures required under this statement are included in Note 9.

        The Emerging Issues Task Force ("EITF") recently reached a consensus on issues relating to the accounting for multiple element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion reached in EITF No. 03-05 clarifies the guidance in EITF No. 00-21 and was reached on July 31, 2003. The consensus opinions are consistent with our revenue recognition policies.

        Reclassifications:    Certain prior period amounts have been reclassified to conform to the current fiscal year's presentation.

2.     FINANCIAL INSTRUMENTS

        Cash and cash equivalents:    Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that occasionally exceed federally insured limits; however, we have incurred no losses on such accounts.

        Investments:    We classify all of our securities as available-for-sale. Our investments are recorded at fair market value, which, as of October 31, 2003 and 2002, approximated amortized cost.

        Investments at fair value consisted of the following as of October 31:

	2003	2002
United States government and agency obligations	$4,193	$15,818
Corporate bonds	3,558	—

	$7,751	$15,818

        Fair value disclosures of financial instruments:    The estimated fair values of accounts receivable, notes receivable, investment in sales-type leases and accounts payable approximate the carrying values due to the relatively short-term nature of the instruments.

3.     RECEIVABLES AND INVESTMENT IN SALES-TYPE LEASES

        The following provides additional disclosure for accounts receivable, notes receivable and investment in sales-type leases as of October 31:

	2003	2002
Accounts receivable, net:
Trade receivables	$9,326	$5,914
Accrued slot products revenue	1,021	1,072
Less: allowance for bad debts	(340)	(220)

	$10,007	$6,766

Notes receivable	$648	$1,737

        Accrued slot products revenue represents estimated unbilled participation revenue from slot leases. All amounts are expected to be billed and collected within 12 months. The notes receivable relate to sales to a foreign distributor. The notes are unsecured, bear interest at 3%, and are due in monthly installments through January 2004.

	2003	2002
Investment in sales-type leases, net:
Minimum lease payments	$6,155	$567
Less: interest	(541)	(42)
Less: allowance for bad debts	(225)	—

Investment in sales-type leases, net	5,389	525
Less: current portion	(2,075)	(525)

Long-term portion	$3,314	$—

        Investment in sales-type leases includes amounts receivable under capital lease arrangements. Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 12 to 48 months and contain bargain purchase options.

        Future minimum lease payments to be received are as follows:

Year ending October 31,
2004	$2,626
2005	2,361
2006	1,119
2007	49

$6,155

        We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

4.     OTHER BALANCE SHEET DATA

        The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2003	2002
Inventories:
Raw materials and component parts	$4,873	$3,842
Work-in-process	913	778
Finished goods	2,584	1,595

	8,370	6,215
Less: allowance for inventory obsolescence	(1,005)	(600)

	$7,365	$5,615

Products leased and held for lease, net:
Shufflers	$11,241	$9,010
Table Games	2,199	2,394
Slot Products	8,736	8,329

	22,176	19,733
Less: accumulated depreciation	(16,399)	(12,696)

	$5,777	$7,037

Property and equipment, net:
Office furniture and computer equipment	$3,878	$3,404
Leasehold improvements	2,388	2,130
Production equipment and other	1,023	954

	7,289	6,488
Less: accumulated depreciation	(5,242)	(4,369)

	$2,047	$2,119

5.     INTANGIBLE ASSETS AND GOODWILL

        On November 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but are tested for impairment at least annually. Intangible assets with definite lives are amortized. We completed our annual assessment of impairment and determined that recorded goodwill was not impaired. In conjunction with adopting SFAS No. 142, we also reassessed our previously recognized identifiable intangible assets and determined that their useful lives and their classifications were appropriate.

        Intangible Assets:    All of our recorded intangible assets are subject to amortization. Amortization expense was $2,075, $1,529, and $1,310 for each of the years ended October 31, 2003, 2002, and 2001, respectively. Amounts capitalized as intangible assets during the year ended October 31, 2002 included $1,000 of intellectual property rights acquired in a business combination as disclosed in Note 13, and $1,018 of other licenses with a weighted average life of 5 years. Intangible assets are comprised of the following at October 31:

	2003	2002
Purchased table games	$3,700	$3,700
Less: accumulated amortization	(1,608)	(1,168)

	2,092	2,532

Purchased slot games	3,370	3,370
Less: accumulated amortization	(3,238)	(2,925)

	132	445

Patents	1,942	1,619
Less: accumulated amortization	(510)	(310)

	1,432	1,309

Licenses and other	3,723	2,090
Less: accumulated amortization	(1,897)	(837)

	1,826	1,253

Intangible assets, net	$5,482	$5,539

        Estimated amortization of intangible assets at October 31, 2003 is as follows:

Year ending October 31,
2004	$1,332
2005	991
2006	755
2007	716
2008	677
Thereafter	1,011

$5,482

        Goodwill:    Goodwill originated from our acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001. There were no changes in the carrying amount of goodwill during the year ended October 31, 2003. Changes in the carrying amount of goodwill for the year ended October 31, 2002, are as follows:

Balance, October 31, 2001	$3,258
Acquisition price adjustment	406

Balance, October 31, 2002	$3,664

        Goodwill amortization was $112 for the year ended October 31, 2001. Pro forma net income, reflecting the elimination of goodwill amortization and the related income tax effect, for the year ended October 31, 2001 was $11,668. The elimination of goodwill amortization and the related income tax effect results in basic and diluted earnings per share of $0.68 and $0.63, respectively, for the year ended October 31, 2001, compared to reported amounts for basic and diluted earnings per share of $0.67 and $0.63, respectively.

6.     INCOME TAXES

        Deferred income taxes are recorded to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities using current tax laws and statutory rates. Income tax expense is the sum of the tax currently payable and the change in deferred taxes during the year.

        The components of the provision for income taxes are as follows for the years ended October 31:

	2003	2002	2001
Current:
Federal	$8,353	$7,005	$5,488
State	779	664	531
Foreign	218	165	105

	9,350	7,834	6,124
Deferred	(627)	(450)	(17)

	$8,723	$7,384	$6,107

        Deferred tax assets consisted of the following as of October 31:

	2003	2002
Current deferred tax asset:
Inventory allowance	$342	$207
Bad debt allowances	192	75
Accrued vacation	153	126
Other	146	51

	$833	$459

Non-current deferred tax assets:
Intangible amortization	$994	$940
Depreciation	542	309
Other	15	49

	$1,551	$1,298

        We recognized no valuation allowance as of October 31, 2003 and 2002, to offset our deferred tax assets because we estimate that it is more likely than not that we will realize the full benefit of our deferred tax assets. The estimate is based on our evaluation of our anticipated profitability over the years when the underlying temporary differences are expected to become tax deductions.

        The reconciliation of the federal statutory rate to the effective income tax rate for the years ended October 31 is as follows:

	2003	2002	2001
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	2.0%	2.0%
Benefit due to foreign sales	(1.4)%	(1.7)%	(1.3)%
Federal tax credits	(1.8)%	(0.5)%	—
Other	0.2%	(0.3)%	(1.2)%

Effective tax rate	34.0%	34.5%	34.5%

7.     LONG-TERM OBLIGATIONS AND CREDIT AGREEMENT

        Long-term obligations consist of the following at October 31:

	2003	2002
Note payable	$425	$600
Long-term accounts payable	—	1,093
Less: current portion of note payable	(175)	(175)

	$250	$1,518

        Note payable:    In August 2002, we purchased a patent and the Bloodhound product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal as of October 31, 2003, due in installments of $175 and $250 on August 7, 2004 and 2005, respectively, subject to other terms and conditions.

        Long-term accounts payable:    We purchased certain of our leased equipment under the IGT Alliance Agreements that provide for payment terms of up to 30 months. As of October 31, 2003, all amounts payable to IGT for machine purchases were due within 12 months, and accordingly classified as current liabilities. In connection with the sale of our IGT Alliance slot operations to IGT in January 2004, amounts due IGT for earlier purchases of machines were paid in full. See Note 16.

        Credit agreement:    We maintain a revolving credit agreement with a bank, which expires October 31, 2004. Borrowings under this agreement may be used for working capital and capital expenditure needs, stock repurchases, new product rollouts, or the acquisition of intellectual property and businesses.

        Borrowings are limited in amount to the lesser of $15,000 or twice our earnings before interest, taxes, depreciation, and amortization for the most recent cumulative four quarters. We may borrow funds, provided that we maintain certain current, fixed charge coverage and leverage ratios. The interest rate on borrowings under the credit agreement will be, at our option, either the bank's prime rate, or LIBOR, adjusted for a premium determined by our leverage ratio as of the most recent quarter. Borrowings under the credit agreement are secured by substantially all of our accounts receivable, inventory, and products leased and held for lease. We had no borrowings under the credit agreement during the years ended October 31, 2003 and 2002.

8.     COMMITMENTS AND CONTINGENCIES

        Operating leases:    We lease office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $997, $887, and $740 for the years ended October 31, 2003, 2002, and 2001, respectively.

        Estimated future minimum lease payments under operating leases as of October 31, 2003, are as follows:

Year ending October 31,
2004	$1,007
2005	857
2006	684
2007	512
2008	173
Thereafter	—

$3,233

        Purchase commitments:    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. These commitments are not material.

        Intellectual property licenses:    Certain of our intellectual property licenses require additional payments if we elect to renew the licenses. These renewal payments are not material. In addition, we may elect to negotiate and renew licenses upon their normal expiration. No assurances can be given as to the terms of such renewals, if any.

        Employment agreements:    We have entered into employment contracts, with durations ranging from one to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which we or the employee may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2003, minimum aggregate severance benefits totaled $2,909.

        Legal Proceedings:    Our current material litigation and our current assessments are described below. Litigation is inherently unpredictable. Our current assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

          IGCA.    In April 2001, we were sued by Innovative Gaming Corporation of America ("IGCA"), a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are us and Joseph J. Lahti, our former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses. We completely deny the plaintiff's claims and believe we will prevail in this litigation.

          VendingData.    In March 2002, we filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities. The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants have infringed two of our patents and seeks an unspecified amount of damages and a permanent injunction against the defendants' infringing conduct. The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity. The counterclaim seeks an unspecified amount of damages. We completely deny each of the claims contained in defendants' counterclaim, and believe we will prevail in our infringement action, including with respect to defendants' counterclaim.

          Awada.    In September 2002, Yehia Awada and Gaming Entertainment, Inc. ("Awada") sued us. The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada. The defendants are us and Mark L. Yoseloff, our CEO and Chairman. The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between us and the plaintiffs, relating to the plaintiffs' 3 Way Action® table game. The complaint seeks an unspecified amount of damages. We have cross-complained against the plaintiffs, alleging fraud and related causes of action, and are seeking unspecified damages from the plaintiffs. We completely deny the plaintiffs' allegations in the complaint. We also believe that we will prevail in our cross-complaint.

          CARD (Australia).    In December 2002, we filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant's distribution and other marketing activities of the One2Six™ shuffler in Australia were infringing one of our Australian patents. In March 2003, we were granted permission by the court to add Casinos Austria Research and Development ("CARD") as a defendant in that lawsuit. A permanent injunction against the selling of the One2Six and an unspecified amount of damages are being sought in the Australian action. The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity. We believe that we will prevail in this litigation.

          CARD (UK).    In April 2003, we filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom. We are seeking a permanent injunction against the selling of the One2Six shuffler in the United Kingdom and an unspecified amount of damages. The defendant has denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity. We believe that we will prevail in this litigation.

          CARD (US).    In May 2003, CARD, LLC, an entity affiliated with CARD and its parent company, Casinos Austria AG (collectively, the "Austrian Entities"), filed a lawsuit against us in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the One2Six shuffler manufactured by the Austrian Entities does not infringe two of our shuffler patents. The complaint also alleges that certain of our shufflers infringe a patent issued in 1989 to a third party which CARD, LLC claims to have recently purchased, and seeks a permanent injunction and an unspecified amount of damages. We completely deny the allegations of the complaint, and believe we will prevail in defending the plaintiff's claims. Specifically, we continue to believe that the One2Six shuffler violates at least two of our shuffler patents. In August 2003, we filed a counterclaim in the litigation alleging such infringement. The counterclaim seeks a preliminary and permanent injunction against the defendant's infringing conduct, and an unspecified amount of damages. We believe that we will prevail in our counterclaim.

          In mid-September 2003, we filed a new suit in the same federal court in Reno, Nevada, alleging that both CARD, LLC and CARD infringe five of our shuffler patents, including the two named in the first suit. We also filed for a preliminary injunction on one claim of each of four of the five patents that are the subject of the new action. The defendants have denied liability and have alleged that each patent sued upon is invalid. Thereafter, the Court consolidated all claims, counterclaims and issues from both Reno cases into one action.

          On December 8, 2003, the Court issued a preliminary injunction order against CARD, LLC and CARD and their affiliates relating to any current distribution of their One2Six shuffler in the United States, finding that there was a likelihood of success that we would prevail at trial on our claim of patent infringement on one claim of one of the four patents on which we had sought such a preliminary injunction. As a general matter, neither the issuance nor the denial of a preliminary injunction on any particular patent claim or patent is necessarily indicative of the ultimate outcome at a trial on that patent claim or the patent itself.

          At this time, CARD, LLC and CARD are seeking either a reconsideration of the preliminary injunction order or a stay of the order pending an appeal. While we cannot guarantee that the order might not be reversed, modified or stayed, we believe that the preliminary injunction was properly granted and issued, and that, no matter what the Court may do with the preliminary order, that we will prevail at the trial of the consolidated action and that a permanent injunction against the One2Six shuffler in the United States will be ordered.

          AIM Management.    In June 2003, AIM Management, Inc. and Douglas Okuniwiecz, filed a patent infringement suit against us and our affiliate, Shuffle Master of Mississippi, Inc., in the U. S. District Court for the Southern District of Mississippi. The complaint alleges that we are infringing two patents owned by the plaintiffs. The subject patents involve a certain hardware feature related to computer- based operating systems. The complaint seeks a permanent injunction and an unspecified amount of damages. We completely deny the claims contained in the plaintiffs' complaint, have alleged that plaintiffs' patents are invalid, and believe that we will prevail in this litigation.

          Gaming Entertainment.    In July 2003, we filed a patent infringement suit against Gaming Entertainment, Inc., in the U. S. District Court for the Northern District of Mississippi. Our complaint alleges that the defendant's 3-5-7 Poker Game infringes a patent owned by us. We are seeking both a preliminary and permanent injunction and an unspecified amount of damages. The defendant has denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging patent invalidity. In September 2003, the case was transferred to the U.S. District Court for the District of Nevada, in Las Vegas, Nevada (but not to the same judges who are hearing the VendingData case and CARD consolidated case, each described above). We believe we will prevail in this litigation.

          VendingData (LA).    In July 2003, we filed a complaint against VendingData Corporation and Casinovations, Inc., in the Central Court of Orleans Parish in New Orleans, Louisiana. The complaint alleges that the defendants are committing unfair sales and trade practices in violation of Louisiana state law. The complaint seeks a permanent injunction against the defendants' conduct and an unspecified amount of damages. The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging that, should they prevail in the litigation, they are entitled to reimbursement of their attorney's fees. We believe that we will prevail in this litigation.

        In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

9.     STOCK OPTIONS

        The Shuffle Master, Inc. 2002 Stock Option Plan ("2002 Plan") permits, and the Shuffle Master, Inc. 1993 Stock Option Plan ("1993 Plan") permitted, the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and nonqualified options that do not meet the requirements of Section 422. Stock options may not be granted at an exercise price less than the market value of our common stock at the date of grant and may not be subsequently repriced. Options granted under the 1993 Plan and 2002 Plan generally vest in equal increments over three or four years and expire in ten years. As of October 31, 2003, 388,000 shares are available for grant under the 2002 Plan. Options may no longer be granted under the 1993 Plan. These plans were approved by our shareholders.

        The Shuffle Master, Inc. Restated Outside Directors' Option Plan ("1994 Directors' Plan") and the Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors ("2003 Directors' Plan"), compensate outside Directors with grants of stock options upon their election or re-election to the Board, or upon other discretionary events. Options are granted to each eligible director at a price equal to the fair market value of our common stock on the date of the grant. Generally, each option is immediately exercisable and expires seven to ten years from the grant date. As of October 31, 2003, 18,000 shares and 420,000 shares were available for grant under the 1994 Directors' Plan and 2003 Directors' Plan, respectively. These plans were approved by our shareholders.

        In each of the years ended October 31, 2002 and 2001, our Board of Directors granted to consultants options to purchase 5,000, and 22,500 shares of common stock valued at $42 and $93, respectively. The options were granted at an exercise price equal to the market value of our common stock at the date of grant. The fair value of the options, which was expensed on the date of grant, was determined using the Black-Scholes option valuation model applying assumptions consistent with those used to value employee stock options.

        A summary of stock option activity and weighted average exercise prices for the years ended October 31 is as follows (shares in thousands):

	2003		2002		2001
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,533	$10.99	1,831	$8.56	2,534	$4.05
Granted	1,087	24.03	261	17.17	1,255	11.78
Exercised	(415)	9.04	(551)	5.94	(1,935)	4.78
Forfeited	(182)	16.09	(8)	13.25	(23)	4.95

Outstanding, end of year	2,023	17.94	1,533	10.99	1,831	8.56

Exercisable, end of year	841	$11.22	852	$9.65	961	$6.93

        The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2003 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$2.35 - $3.53	40	4.4	$3.44	40	$3.44
3.54 - 5.30	184	4.7	3.87	184	3.87
5.31 - 7.96	5	6.7	6.89	5	6.89
7.97 - 11.95	457	7.5	11.09	362	10.89
11.96 - 17.93	144	7.1	15.83	69	15.68
17.94 - 26.90	697	8.3	20.58	181	19.58
26.91 - 29.19	496	10.0	27.70	—	—

	2,023	8.1	17.94	841	11.22

        We use the intrinsic value method for measurement and recognition of stock-based transactions with employees and directors. No compensation expense has been recognized for stock options issued to employees and directors since the exercise price for all options granted was equal to the fair value of the common stock on the date of grant. If compensation expense for stock option grants had been determined based on their estimated fair value at their date of grant for grants during fiscal 2003, 2002, and 2001, our net income and earnings per share would have been as follows for each of the years ended October 31:

	2003	2002	2001
Net income:
As reported	$16,934	$14,020	$11,595
Pro forma	12,584	10,737	6,888
Earnings per common share, basic:
As reported	$1.01	$0.79	$0.67
Pro forma	0.75	0.61	0.23
Earnings per common share, diluted:
As reported	$0.99	$0.77	$0.63
Pro forma	0.73	0.59	0.21
Weighted average fair value of options granted during the year	$14.68	$11.52	$9.28

        The fair value of options granted during the years ended October 31, 2003, 2002, and 2001, was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	None	None	None
Expected volatility	65.3%	71.7%	79.2%
Risk-free interest rate	2.9%	3.0%	2.9%
Expected life of options	5.9 years	6.4 years	8.4 years

        The most significant of these assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option ("Option Life"). We base these estimates primarily on our stock historical volatility and Option Life for the preceding three years. If actual future volatility and Option Life differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

10.   EARNINGS PER SHARE

        Shares used for computing basic and diluted earnings per share were computed as follows for the years ended October 31 (shares in thousands):

	2003	2002	2001
Net income	$16,934	$14,020	$11,595
Basic:
Weighted average shares outstanding	16,723	17,698	17,213
Shares to be issued under asset purchase agreement	—	—	12

Weighted average shares, basic	16,723	17,698	17,225

Earnings per share, basic	$1.01	$0.79	$0.67

Diluted:
Weighted average shares, basic	16,723	17,698	17,225
Dilutive impact of stock options	460	618	1,293

Weighted average shares, diluted	17,183	18,316	18,518

Earnings per share, diluted	$0.99	$0.77	$0.63

11.   SHAREHOLDERS' EQUITY

        Common stock:    During the years ended October 31, 2003, 2002 and 2001, we repurchased 1,214,000, 896,000, and 690,000 shares of our outstanding stock at total costs of $25,827, $16,251, and $8,568, respectively.

        Our Board of Directors periodically authorizes us to repurchase shares of our common stock. In October 2003, the Board of Directors authorized the repurchase of up to $30,000 of our common stock. This authorization superceded all previous outstanding authorizations. At October 31, 2003, the full amount of the authorization remained outstanding.

        During each of the years ended October 31, 2003 and 2002, we recorded income tax benefits of $2,661 and $8,571 related to deductions for employee stock option exercises. The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

        Preferred stock:    On June 26, 1998, in connection with the adoption of the Shareholder rights plan, our Board of Directors designated and established 225,070 shares of no par value Series A Junior Participating Preferred Stock ("Preferred Stock"). Holders of Preferred Stock are entitled to one hundred votes on any matters submitted to vote by our shareholders, an aggregate dividend of one hundred times any dividend declared on common stock and a liquidation preference of one hundred times any liquidation payment amount to common shareholders. No shares of Preferred Stock have been issued.

        Shareholder rights plan:    On June 26, 1998, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding common share to shareholders of record on July 10, 1998. Additionally, our Board of Directors further authorized and directed the issuance of one Right for each share of common stock that shall become outstanding between July 10, 1998 and the earliest of the Distribution Date, Redemption Date and the Final Expiration Date, all as defined in the plan.

        Each Right will entitle the registered holder (unless the holder is an Acquiring Person, as defined) to purchase from us one one-hundredth of a share of Preferred Stock at $8 per one one-hundredth of a share of Preferred Stock, subject to adjustments (the "Purchase Price"). The Rights generally become exercisable if a person or group acquires, or tenders for, 20% or more of our common stock. In such event, upon exercise of the Right, the holder of a Right may receive common shares having a value of two times the Purchase Price.

        The Rights will expire on June 26, 2008, unless they become exercisable or are amended before that date, but may be redeemed by us for $.01 per Right. After a person or group becomes an Acquiring Person, the Rights may not be redeemed and may only be amended in limited circumstances.

12.   RELATED PARTY TRANSACTIONS

        In fiscal 1997, we advanced $300 to our then Chairman of the Board. This note receivable was amended in May 2000 to mature in January 2004, to bear interest at seven percent, and to be secured by a right of offset against our obligation to pay our Chairman of the Board under an employment agreement. The note receivable balance of $317, including $17 in accrued interest, was repaid in full during fiscal 2002.

        We had a non-interest bearing obligation to our Chief Executive Officer related to the purchase of certain intellectual property, payable in cash and common stock. The cash portion of the obligation was discounted at a rate of seven percent. The obligation of $97 was fully paid in December 2001.

        In June 2001, we advanced $1,000 to our then Chief Executive Officer. This note receivable was to mature on October 31, 2001, bore interest at 6%, and was secured by 43,200 shares of our common stock beneficially owned by our then Chief Executive Officer. This note and accrued interest was paid in full in July 2001, when the Chief Executive Officer surrendered 47,660 shares of common stock that had a fair market value of $21.00 per share.

13.   ACQUISITIONS

        Sega:    On April 23, 2003, we acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly-owned subsidiary, Sega Gaming Technology ("Sega"), for $1,730 in cash. The intellectual property comprises worldwide rights (excluding Japan) to Sega's multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, "Games License"), and a five year non-compete covenant covering certain games in North America. The Games License is exclusive in North America for ten years and non-exclusive thereafter. The acquired products were assigned to our Slot Products segment and are now marketed under the product name Table Master. We plan to expand these products by incorporating our existing proprietary table game titles such as Let It Ride ® and Three Card Poker ® into the multi-player games.

        The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquisition cost was allocated among the estimated fair values of the acquired assets. All acquired intangible assets have definite lives. A summary of the preliminary allocation of the acquisition cost and the related amortization periods for acquired intangible assets follows:

	Amortization Period	Estimated Fair Value
Inventory		$730

Intangible assets:
Games license	10 years	900
Non-compete covenant	5 years	100

Total intangible assets		1,000

Total acquisition cost		$1,730

        Gaming Products:    On April 28, 2001, we acquired the assets and certain liabilities of three separate Australian companies operating under the Gaming Products name as well as all the common stock of Gaming Product Pty Ltd, a fourth company that holds patents relating to the QuickDraw® line of continuous multi-deck shufflers that Gaming Products manufactured. The acquisition cost of $4,127 in cash was provided by internally generated cash flows.

        The acquisition was accounted for by the purchase method of accounting and, accordingly, the acquisition cost was allocated among the estimated fair values of the acquired assets and assumed liabilities. The preliminary acquisition cost allocation was subject to adjustment based on the resolution of acquired distributor liabilities and certain other contingencies. During fiscal 2002, we completed our valuation and increased accrued liabilities and goodwill each by $406. The statements of consolidated income include the results of the acquired businesses beginning on April 28, 2001. A summary of the allocation of the acquisition cost follows:

Estimated Fair Value
Inventory	$562
Patents	500
Accounts receivable and other	86

Total assets acquired	1,148

Accounts payable	(279)
Accrued liabilities	(518)

Total liabilities assumed	(797)

Goodwill	3,776

Total purchase price	$4,127

14. DEFINED CONTRIBUTION PLAN

        We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the years ended October 31, 2003, 2002 and 2001, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $164, $149, and $127, respectively.

15. OPERATING SEGMENTS

        We determine our reportable segments based on our product lines. We have five product lines; Shufflers, Proprietary Table Games, Slot Products, Table Master, and Intelligent Table System ("ITS"). Our Shufflers, Proprietary Table Games, and Slot Products are each significant to our operating results. Our Table Master and ITS product lines, while important to our strategic direction, consisted primarily of research and development activities during the year ended October 31, 2003.

        For reporting and disclosure purposes, our reportable segments include our Shufflers Segment, comprised of proprietary card shufflers, our Table Games Segment, comprised of proprietary table games, ITS and Bloodhound, and our Slot Products Segment, comprised of slot products and Table Master. This classification is consistent with the manner in which we conducted business and made operating decisions.

        In December 2003, our Board of Directors approved and we announced our intention to divest our slot product operations and assets. See Note 16.

        Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. Segment operating income or loss, includes revenues and expenses directly and indirectly associated with a product line. Direct expenses primarily include depreciation of leased assets, cost of product sold, shipping and installation, commissions, product approval costs, and research and development. Indirect expenses include an activity-based allocation of other general product related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Corporate assets are comprised primarily of cash and cash equivalents, investments, property and equipment, and prepaid and deferred income taxes.

        For the years ended October 31, 2003, 2002 and 2001, sales to customers outside the United States, primarily Canada and the United Kingdom, accounted for 15%, 23%, and 18% of consolidated revenue, respectively. No individual customer or foreign country accounted for more than 10% of consolidated revenue. Long-lived assets outside the United States do not exceed 10% of total assets for all periods presented.

        Summarized financial information concerning our operating segments follows:

	Year Ended October 31,
	2003	2002	2001
Revenue:
Shufflers	$32,939	$28,693	$27,716
Table Games	24,795	19,916	15,223
Slot Products	9,570	7,415	4,682
Corporate	123	104	339

	$67,427	$56,128	$47,960

Income (Loss) from Operations:
Shufflers	$19,640	$15,806	$16,156
Table Games	20,294	16,633	12,243
Slot Products	(3,010)	(2,549)	(2,855)
Corporate	(11,518)	(9,149)	(8,544)

	$25,406	$20,741	$17,000

Depreciation and amortization:
Shufflers	$1,931	$2,126	$2,181
Table Games	777	681	724
Slot Products	4,169	3,720	2,067
Corporate	1,249	879	844

	$8,126	$7,406	$5,816

Capital expenditures:
Shufflers	$3,609	$1,467	$4,859
Table Games	348	975	399
Slot Products	798	2,934	4,863
Corporate	829	600	722

	$5,584	$5,976	$10,843

Assets, end of period:
Shufflers	$20,581	$12,914	$14,035
Table Games	8,727	6,186	5,669
Slot Products	8,976	11,737	9,316
Corporate	21,134	29,766	23,379

	$59,418	$60,603	$52,399

16. SUBSEQUENT EVENTS

        In December 2003, our Board of Directors approved and we announced our intention to divest of our slot products, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. It is our expectation that our divestiture plan will be completed in the near term.

        In January 2004, we entered into agreements pursuant to which we sold a significant portion of our slot product assets to IGT. Significant terms of the agreements include:

  •
  We sold our share of the IGT Alliance slot operations, related inventory and leased assets to IGT.

  •
  We conveyed to IGT certain intellectual property rights, principally our slot operating system, patents and licenses.

  •
  The IGT Alliance Agreements were terminated and all amounts due to IGT under the IGT Alliance Agreements were paid in full.

  •
  We agreed to terminate our initiative to develop retrofit games based on IGT's S+ game platform.

  •
  Aggregate consideration was $9,400 cash.

SHUFFLE MASTER, INC.
QUARTERLY FINANCIAL DATA
(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2003:
Revenue	$14,197	$16,245	$17,415	$19,570
Gross Profit	10,714	12,559	13,462	14,982
Income from Operations	5,050	6,156	6,778	7,422
Net Income	3,317	4,032	4,628	4,957
Earnings per Share, Basic	0.19	0.24	0.28	0.30
Earnings per Share, Diluted	0.19	0.24	0.27	0.29
2002:
Revenue	$11,918	$13,424	$15,139	$15,647
Gross Profit	8,828	10,126	11,217	12,163
Income from Operations	3,686	4,664	5,836	6,555
Net Income	2,547	3,131	3,924	4,418
Earnings per Share, Basic	0.14	0.18	0.22	0.25
Earnings per Share, Diluted	0.14	0.17	0.22	0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

        There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  •
  Information regarding our directors, including the audit committee financial expert, appears under the caption "Election of Directors" in our Fiscal 2003 Proxy Statement and is incorporated herein by reference.

  •
  Executive Officers of the Registrant. The information under the caption "Executive Officers" in our Fiscal 2003 Proxy Statement is incorporated herein by reference.

  •
  Compliance With Section 16 (a) of the Exchange Act. The information under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in our Fiscal 2003 Proxy Statement is incorporated herein by reference.

  •
  Information regarding our Code of Conduct appears in our Fiscal 2003 Proxy Statement, under the caption "Proposal 1—Election of Directors—Corporate Governance—Compliance Committee," and is incorporated herein by reference.

  •
  Our Code of Conduct is publicly available on our website at www.shufflemaster.com and is also available in print to any shareholder upon request. Our website address is intended to be an inactive, textual reference only; none of the material on the website is part of this report. We may revise these policies from time to time and will promptly post any revisions on our website. If we grant any waiver from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation" and "Stock Performance Graph" in our Fiscal 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Fiscal 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the caption "Certain Relationships and Related Party Transactions" in our Fiscal 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information regarding our principal accountant fees and services and the Audit Committee's approval policies and procedures appears in our Fiscal 2003 Proxy Statement under the captions "Independent Auditor" and "Report of the Audit Committee" and is incorporated herein by reference.

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

  3.
  Management Contracts, Compensatory Plans and Arrangements

    Management contracts, compensatory plans and arrangements are listed as exhibits 10.15 through 10.21 included in Item 15(c) of this Annual Report.

(b)
Reports on Form 8-K

    We filed a Current Report on Form 8-K dated August 21, 2003, that included our press release announcing our financial results for our fiscal quarter ended July 31, 2003.

(c)
Exhibits

3.2
Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992, and June 23, 1995 (Incorporated by reference to exhibit 3.2 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).

3.3
Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).

3.4
Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. dated October 26, 2000 (Incorporated by reference to exhibit 3.3 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000).

3.5
Articles of Amendment to the Articles of Incorporation of Shuffle Master, Inc. dated June 6, 2001 (Incorporated by reference to exhibit 10.28 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001).

10.1
Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 in the Registrant's Registration Statement No. 33-72224 on Form SB-2).

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

  10.9
  Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated July 23, 2003 (Incorporated by reference to exhibit 10.1 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

  10.10
  Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in the Registrant's Proxy Statement dated February 11, 2002).

  10.11
  Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

  10.12
  Shuffle Master, Inc. Restated Outside Directors' Option Plan dated January 24, 2002 (Incorporated by reference to Exhibit 10.32 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001).

  10.13
  Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B in the Registrant's Proxy Statement dated February 7, 2003).

  10.14
  Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 26, 1998).

  10.15
  Employment Contract, by and between Shuffle Master, Inc. and Mark Yoseloff, dated May 1, 2002 (Incorporated by reference to exhibit 10.34 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

  10.16
  Covenant not to compete by and between Shuffle Master, Inc. and Mark L. Yoseloff dated May 1, 2002 (Incorporated by reference to exhibit 10.35 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).

  10.17
  Executive Employment Agreement, by and between Shuffle Master, Inc. and Joseph J. Lahti, dated September 1, 2001 (confidential treatment requested as to portions) (Incorporated by reference to Exhibit 10.29 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001).

  10.18
  Employment Agreement, by and between Shuffle Master, Inc. and Gary W. Griffin, dated May 22, 2002 (Incorporated by reference to Exhibit 10.16 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

  10.19
  Employment Agreement, by and between Shuffle Master, Inc. and Gerald W. Koslow, dated February 1, 2003 (Incorporated by reference to Exhibit 10.1 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003).

  10.20
  Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated February 1, 2003 (Incorporated by reference to Exhibit 10.2 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003).

  10.21
  Employment Agreement, by and between Shuffle Master, Inc. and Paul C. Meyer, dated September 23, 2003.

  10.22
  Revolving Credit Note dated October 31, 2001, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to Exhibit 10.17 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

  10.23
  Credit Agreement, dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.10 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999).

  10.24
  Security Agreement dated September 30, 1999, by and between Shuffle Master, Inc. and affiliates and U.S. Bank National Association (Incorporated by reference to exhibit 10.11 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999).

  10.25
  First Amendment to Credit Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.20 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

  10.26
  First Amendment to Security Agreement, dated October 31, 2001, by and between Shuffle Master, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.21 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

  10.27
  Maturity Extension Agreement, dated October 31, 2002 by and between Shuffle Master, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.22 in the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

  21
  Subsidiaries of Registrant

  23
  Independent Auditors' Consent.

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

  32.1*
  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*
  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-K but shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUFFLE MASTER, INC.
Dated: January 29, 2004	By:	/s/ MARK L. YOSELOFF Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF Mark L. Yoseloff	Chairman and Chief Executive Officer	January 29, 2004
/s/ PAUL C. MEYER Paul Meyer	President	January 29, 2004
/s/ GERALD W. KOSLOW Gerald W. Koslow	Chief Financial Officer and Chief Accounting Officer	January 29, 2004
/s/ DON R. KORNSTEIN Don R. Kornstein	Director	January 29, 2004
/s/ KEN ROBSON Kenneth J. Robson	Director	January 29, 2004
/s/ GARRY W. SAUNDERS Garry W. Saunders	Director	January 29, 2004

QuickLinks

SHUFFLE MASTER, INC. ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2003 TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEGMENT OPERATING RESULTS (Dollars in thousands)
LIQUIDITY AND CAPITAL RESOURCES (Dollars and Shares in thousands)
CRITICAL ACCOUNTING POLICIES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES