Form 10-Q
period 2004-01-31
SHUFFLE MASTER INC
filed 2004-03-15
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20820

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1106 Palms Airport Drive, Las Vegas	NV	89119
(Address of Principal Executive Offices)	(State)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:                                              (702) 897-7150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of February 29, 2004, there were 16,611,912 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2004

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited):

		Condensed Consolidated Statements of Income Three months ended January 31, 2004 and 2003

		Condensed Consolidated Balance Sheets January 31, 2004 and October 31, 2003

		Condensed Consolidated Statements of Cash Flows Three months ended January 31, 2004 and 2003

		Notes to Condensed Consolidated Financial Statements

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Quantitative and Qualitative Disclosures About Market Risk

Item	4.	Controls and Procedures

PART II - OTHER INFORMATION

Item	1.	Legal Proceedings

Item	6.	Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2004	2003
Revenue:
Utility products leases	$4,597	$4,223
Utility products sales and service	3,568	2,244
Entertainment products leases and royalties	5,139	5,163
Entertainment products sales and service	2,281	291
Other	24	6
Total revenue	15,609	11,927

Costs and expenses:
Cost of leases and royalties	1,702	1,650
Cost of sales and service	1,296	802
Selling, general and administrative	4,781	3,410
Research and development	1,160	714
Total costs and expenses	8,939	6,576

Income from operations	6,670	5,351
Interest income, net	115	59
Income from continuing operations before tax	6,785	5,410
Provision for income taxes	2,375	1,950
Income from continuing operations	4,410	3,460
Discontinued operations, net of tax	1,444	(143)
Net Income	$5,854	$3,317

Basic earnings per share:
Continuing operations	$0.27	$0.20
Discontinued operations	0.08	(0.01)
Net income	$0.35	$0.19

Diluted earnings per share:
Continuing operations	$0.26	$0.20
Discontinued operations	0.08	(0.01)
Net income	$0.34	$0.19

Weighted average shares outstanding:
Basic	16,533	17,129
Diluted	17,107	17,547

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	January 31, 2004	October 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$15,285	$2,674
Investments	4,095	7,751
Accounts receivable, net	6,874	10,007
Notes receivable	—	648
Investment in sales-type leases, net	2,311	2,075
Inventories	5,945	7,365
Prepaid income taxes	7,749	5,659
Deferred income taxes	684	833
Other current assets	779	242
Total current assets	43,722	37,254
Investment in sales-type leases, net	3,444	3,314
Products leased and held for lease, net	4,458	5,777
Property and equipment, net	1,613	2,047
Intangible assets, net	4,409	5,482
Goodwill, net	3,664	3,664
Non-current deferred income taxes	190	1,551
Other assets	2,370	329
Total assets	$63,870	$59,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,557	$5,477
Accrued liabilities	2,952	3,368
Customer deposits and unearned revenue	2,316	2,425
Current portion of long-term obligations	175	175
Total current liabilities	8,000	11,445

Long-term obligations	250	250

Contingencies

Shareholders’ equity:
Preferred stock, no par value; 225 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 67,500 shares authorized; 16,588 and 16,477 shares issued and outstanding	166	165
Additional paid-in capital	2,042	—
Retained earnings	53,412	47,558
Total shareholders’ equity	55,620	47,723
Total liabilities and shareholders’ equity	$63,870	$59,418

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,854	$3,317
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,605	2,000
Provision for bad debts	40	38
Provision for inventory obsolescence	—	72
Deferred income taxes	1,510	(339)
Tax benefit from stock option exercises	602	191
Net gain from disposition of slot products assets	(2,495)	—
Changes in operating assets and liabilities:
Accounts receivable	3,118	(206)
Notes receivable	648	143
Investment in sales-type leases	(391)	(254)
Inventories	(995)	(544)
Other current assets	(537)	(447)
Accounts payable and accrued liabilities	(4,551)	(356)
Customer deposits and unearned revenue	(109)	21
Prepaid income taxes	(2,090)	2,013
Net cash provided by operating activities	2,209	5,649

Cash flows from investing activities:
Purchases of investments	(2,026)	(1,499)
Proceeds from sale and maturities of investments	4,682	4,519
Payments for products leased and held for lease	(647)	(690)
Purchases of property and equipment	(128)	(194)
Purchases of intangible assets	(320)	(352)
Proceeds from disposition of slot products assets, net	8,447	—
Other	(1,047)	64
Net cash provided by investing activities	8,961	1,848

Cash flows from financing activities:
Repurchases of common stock	—	(10,263)
Proceeds from issuances of common stock	1,441	323
Net cash provided (used) by financing activities	1,441	(9,940)

Net increase (decrease) in cash and cash equivalents	12,611	(2,443)
Cash and cash equivalents, beginning of period	2,674	3,604
Cash and cash equivalents, end of period	$15,285	$1,161

Cash paid for:
Income taxes paid (refunded)	$3,130	$(82)
Interest	$3	$7

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands, except per share amounts)

1.              DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of Business.  Shuffle Master, Inc. develops, manufactures and markets technology-based products for the gaming industry.  Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. These products include a full line of automatic card shufflers for use with the vast majority of card table games placed in casinos and other locations.  We also market a line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games.

We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products.  We are also re-engineering our multi-player video platform, Table Master™ (acquired April 2003), to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform.  We expect to complete initial development or re-engineering of and begin marketing these products later in fiscal 2004 and beyond.

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

Our internet address is www.shufflemaster.com.  Through the “Investors” page at our internet website, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission.

Basis of Presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of January 31, 2004, and for the three month periods ended January 31, 2004 and 2003, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the year ending October 31, 2004.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2003.

In July 2000, we entered into multi-year agreements (the “IGT Alliance”) that granted licenses to International Game Technology (“IGT”) to develop and manufacture slot games.  We purchased the games from IGT and recorded them at cost as products leased and held for lease.  The agreements provided that revenues and specified expenses associated with the games were split equally and between us and IGT.  Our consolidated statements of income include our share of these revenues and expenses through December 31, 2003.  In January 2004, we terminated the IGT Alliance.  See Note 3.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.  Effective November 1, 2003, we realigned our reportable segments.  See Note 9.  In addition, we have reclassified our slot products operations as discontinued.  See Note 3.

2.              ACQUISITIONS

BET.  On February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BET”), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name.  The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games is approximately 1,100 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments.  The fixed installments comprise $6 million that was paid on the closing date and, subject to the terms of the Agreement, $4 million that is payable on August 24, 2004.  Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow.  Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12 million.  We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.   The acquisition will be accounted for as a business combination, and, accordingly, the acquisition price will be allocated among the fair values of the assets acquired.

CARD.  On February 25, 2004, we announced that we had signed a letter of intent to purchase Casinos Austria Research and Development (“CARD”), a wholly owned subsidiary of Casinos Austria AG.  Subject to due diligence, negotiation of final terms, regulatory approval, approval by each company’s board of directors and other approvals, the proposed transaction is expected to be finalized before the end of May 2004 and all pending litigation between the two companies has been stayed, pending the negotiation of a definitive agreement.

CARD develops, manufactures and supplies innovative casino products including one2six®, a continuous shuffler that accommodates up to six decks of cards and can be used for many casino card games, Shuffle Star™, Chipmaster, a roulette chip sorting device, and a range of other utility products.

Sega. In April 2003, we acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products were assigned to our Entertainment Products segment and are now marketed under the product name Table Master.  We plan to expand these products by incorporating our existing proprietary table game titles such as Let It Ride® and Three Card Poker® into the multi-player games.

3.              DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.   Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.

In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot product assets to IGT.   Significant terms of the agreements include:

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

•                  We agreed to terminate our initiative to develop retrofit games based on IGT’s S+ game platform.

•                  Net proceeds from the disposition of slot products assets were $8,447 cash.

These transactions with IGT substantially completed our divestiture of slot products assets.  Remaining slot products assets, including inventory, leased assets, and intangible assets, do not meet the accounting criteria to classify these assets as “held for sale”, are recorded at their estimated net realizable value, and are not material.

Discontinued operations comprised the following:

	Three Months Ended January 31,
	2004	2003
Revenues	$1,521	$2,270

Loss from operations before tax	$(274)	$(306)
Income tax benefit	96	163
Net loss from operations	(178)	(143)

Gain on sale of slot assets	3,373	—
One-time termination benefits, contract termination costs and other	(877)	—
Income tax expense	(874)	—
Gain on sale of slot assets, net	1,622	—

Discontinued operations, net	$1,444	$(143)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated fair value.

One-time termination benefits, contract termination costs and other, includes expenses accrued for the termination of slot products personnel and the closure of our leased slot products research and development facility in Colorado.  Through January 31, 2004, we have incurred $20 of these accrued expenses.

4.              BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	January 31, 2004	October 31, 2003
Accounts receivable, net:
Trade receivables	$7,002	$9,326
Accrued slot products revenue	227	1,021
Less: allowance for bad debts	(355)	(340)
	$6,874	$10,007

Notes receivable	$—	$648

Accrued slot products revenue represents estimated unbilled participation revenue from slot leases.  The notes receivable related to sales to a foreign distributor, bore interest at 3% and were paid in full as of January 31, 2004.

	January 31, 2004	October 31, 2003
Investment in sales-type leases, net:
Minimum lease payments	$6,574	$6,155
Less: interest	(569)	(541)
Less: allowance for bad debts	(250)	(225)
Investment in sales-type leases, net	5,755	5,389
Less: current portion	(2,311)	(2,075)
Long-term portion	$3,444	$3,314

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

	January 31, 2004	October 31, 2003
Inventories:
Raw materials and component parts	$4,103	$3,263
Work-in-process	388	374
Finished goods	1,903	1,727
	6,394	5,364
Less: allowance for inventory obsolescence	(741)	(705)
	5,653	4,659
Discontinued slot products, net	292	2,706
	$5,945	$7,365
Products leased and held for lease, net:
Utility products	$11,691	$11,241
Entertainment products	2,219	2,350
	13,910	13,591
Less: accumulated depreciation	(9,859)	(9,595)
	4,051	3,996
Discontinued slot products, net	407	1,781
	$4,458	$5,777

5.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets.  All of our recorded intangible assets are subject to amortization.  Amortization expense was $392 and $495 for the three months ended January 31, 2004 and 2003, respectively.  Intangible assets are comprised of the following:

	January 31, 2004	October 31, 2003
Games and products	$3,700	$3,700
Less: accumulated amortization	(1,718)	(1,608)
	1,982	2,092

Patents	1,942	1,942
Less: accumulated amortization	(570)	(510)
	1,372	1,432

Licenses and other	2,156	3,723
Less: accumulated amortization	(1,101)	(1,897)
	1,055	1,826

Slot products	—	3,370
Less: accumulated amortization	—	(3,238)
	—	132

Intangible assets, net	$4,409	$5,482

Goodwill.  Goodwill originated from our acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001.  There were no changes in the carrying amount of goodwill for the three months ended January 31, 2004 and 2003.

6.              SHAREHOLDERS’ EQUITY

Common Stock Repurchases. During the three months ended January 31, 2004, we did not repurchase any of our common stock.  During the three months ended January 31, 2003, we repurchased 541,000 shares of our common stock at total costs of $10,263.

Our board of directors periodically authorizes us to repurchase shares of our common stock.   In October 2003, the board of directors authorized the repurchase of up to $30,000 of our common stock.  This authorization superceded all previous outstanding authorizations.  At January 31, 2004, the full amount of the authorization remained outstanding.

Tax Benefit from Stock Option Exercises. During the three months ended January 31, 2004 and 2003, we recorded income tax benefits of $602 and $191, respectively, related to deductions for employee stock option exercises.  The tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, have no affect on our provision for income taxes.

7.              EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows (shares in thousands):

	Three Months Ended January 31,
	2004	2003

Income from continuing operations	$4,410	$3,460

Basic:
Weighted average shares, basic	16,533	17,129

Diluted:
Weighted average shares, basic	16,533	17,129
Dilutive impact of options outstanding	574	418
Weighted average shares, diluted	17,107	17,547

Basic earnings per share	$0.27	$0.20
Diluted earnings per share	$0.26	$0.20

8.              EQUITY INCENTIVE PLANS

Stock Options.  During the three months ended January 31, 2004, our stock option activity and weighted average exercise prices were as follows (shares in thousands):

	Shares	Weighted- Average Exercise Price

Outstanding, October 31, 2003	2,023	$17.94
Granted	28	36.15
Exercised	(111)	12.77
Forfeited	(43)	21.78
Outstanding, January 31, 2004	1,897	18.43

Exercisable, January 31, 2004	824	$12.08

We account for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in all periods presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant.

Pro Forma Stock Based Compensation Expense.  If compensation expense for our stock option grants had been determined based on their estimated fair value at the grant dates, our net income and earnings per share would have been as follows:

	Three Months Ended January 31,
	2004	2003

Net income, as reported	$5,854	$3,317
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,137)	(908)
Pro forma net income	$4,717	$2,409

Earnings per common share, basic:
As reported	$0.35	$0.19
Pro forma	0.29	0.14

Earnings per common share, diluted:
As reported	$0.34	$0.19
Pro forma	0.28	0.14

Weighted average fair value of options granted during the period	$22.02	$14.55

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

Equity Incentive Plans.  In February 2004, our board of directors adopted, subject to our shareholders’ approval, the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”).  If these plans are approved by our shareholders, they will replace our existing plans and no further options may be granted from the existing plans.  Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights, and restricted stock, individually or in any combination (collectively referred to as “awards”).   Stock options may not be granted at an exercise price less than the fair market value of our stock at the date of grant.

The 2004 Plan provides for the grants of awards to our officers, other employees and contractors.   The maximum number of awards which may be granted is 1,200,000, of which no more than 840,000 may be granted as restricted stock.

The 2004 Directors’ Plan provides for the grants of awards to our non-employee directors.  The maximum number of awards which may be granted is 500,000, of which no more than 350,000 may be granted as restricted stock.

9.              OPERATING SEGMENTS

We determine our reportable segments based on our product lines.  We currently have four product lines: Shufflers, Proprietary Table Games, Table Master, and Intelligent Table System (“ITS”).  Our Shufflers and Proprietary Table Games are each significant to our operating results.  Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date.

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments.  We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products.  Utility Products includes our Shufflers and ITS product lines.  Entertainment Products includes our Proprietary Table Games and Table Master product lines.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  All periods presented have been reclassified to conform to our current reportable segments.

Segment revenues include sale, lease or licensing of products within each reportable segment.  Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment.  Direct expenses primarily include depreciation of leased assets, cost of product sold, shipping, installation, commissions, product approval costs, research and development and product related litigation.  Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead.  Corporate general and administrative expenses are not allocated to segments.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended January 31,
	2004	2003
Revenue:
Utility Products	$8,165	$6,467
Entertainment Products	7,420	5,454
Corporate	24	6
	$15,609	$11,927
Operating Income (Loss):
Utility Products	3,400	3,427
Entertainment Products	5,989	4,387
Corporate	(2,719)	(2,463)
	$6,670	$5,351
Depreciation and amortization:
Utility Products	$533	$467
Entertainment Products	201	175
Corporate	265	289
	$999	$931
Capital Expenditures:
Utility Products	$744	$763
Entertainment Products	126	9
Corporate	128	194
	$998	$966

10.       COMMITMENTS AND CONTINGENCIES

Purchase Commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities.  These commitments are not material.

Employment Agreements. We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions.  These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment.  If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.  As of February 29, 2004, minimum aggregate severance benefits totaled $4,092.

Legal Proceedings. Our current material litigation and our current assessments are described below.  Litigation is inherently unpredictable. Our current assessment of each matter may change based on future unknown or unexpected events.  If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position.  We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

IGCA – In April 2001, we were sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada.  The defendants are us and Joseph J. Lahti, our former Chairman.  The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property.  The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses.  We completely deny the plaintiff’s claims and believe we will prevail in this litigation.

VendingData – In March 2002, we filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed two of our patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. We completely deny each of the claims contained in defendants’ counterclaim, and believe we will prevail in our infringement action, including with respect to defendants’ counterclaim.

Awada – In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued us.  The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada.  The defendants are us and Mark L. Yoseloff, our CEO and Chairman.  The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between us and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game.  The complaint seeks an unspecified amount of damages.  We have cross-complained against the plaintiffs, alleging fraud and related causes of action, and are seeking unspecified damages from the plaintiffs.  We completely deny the plaintiffs’ allegations in the complaint.  We also believe that we will prevail in our cross-complaint.

CARD (Australia) – In December 2002, we filed a patent infringement lawsuit against John Huxley Casino Equipment Limited in the Federal Court of Australia, New South Wales District Registry, alleging that the defendant’s distribution and other marketing activities of the one2sixTM shuffler in Australia were infringing one of our Australian patents.  In March 2003, we were granted permission by the court to add Casinos Austria Research and Development (“CARD”) as a defendant in that lawsuit.  A permanent injunction against the selling of the one2six and an unspecified amount of damages are being sought in the Australian action.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  We believe that we will prevail in this litigation.  Upon the signing of the letter of intent between CARD and us, this litigation has been stayed until the earlier of any successful closing of the CARD acquisition or July 20, 2004.  See Note 2.

CARD (UK) –  In April 2003, we filed a patent infringement lawsuit against CARD in the High Court of Justice, Chancery Division, Patents Court, in the United Kingdom.  We are seeking a permanent injunction against the selling of the one2six shuffler in the United Kingdom and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a claim alleging patent invalidity.  We believe that we will prevail in this litigation.  Upon the signing of the letter of intent between CARD and us, this litigation has been stayed until the earlier of any successful closing of the CARD acquisition or July 20, 2004.  See Note 2.

CARD (US) – In May 2003, CARD, LLC, an entity affiliated with CARD and its parent company, Casinos Austria AG (collectively, the “Austrian Entities”), filed a lawsuit against us in the U.S. District Court for the District of Nevada, in Reno, Nevada, seeking a declaratory judgment that the one2six shuffler manufactured by the Austrian Entities does not infringe two of our shuffler patents.  The complaint also alleges that certain of our shufflers infringe a patent issued in 1989 to a third party which CARD, LLC claims to have recently purchased, and seeks a permanent injunction and an unspecified amount of damages.  We completely deny the allegations of the complaint, and believe we will prevail in defending the plaintiff’s claims.  Specifically, we continue to believe that the one2six shuffler violates at least two of our shuffler patents.  In August 2003, we filed a counterclaim in the litigation alleging such infringement.  The counterclaim seeks a preliminary and permanent injunction against the defendant’s infringing conduct, and an unspecified amount of damages.  We believe that we will prevail in our counterclaim.

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

At this time, CARD, LLC and CARD are seeking either a reconsideration of the preliminary injunction order or a stay of the order pending an appeal.  While we cannot guarantee that the order might not be reversed, modified or stayed, we believe that the preliminary injunction was properly granted and issued, and that, no matter what the Court may do with the preliminary order, that we will prevail at the trial of the consolidated action and that a permanent injunction against the one2six shuffler in the United States will be ordered.  Upon the signing of the letter of intent between CARD and us, this litigation has been stayed until the earlier of any successful closing of the CARD acquisition or July 20, 2004.  See Note 2.

AIM Management – In June 2003, AIM Management, Inc. and Douglas Okuniwiecz, filed a patent infringement suit against us and our affiliate, Shuffle Master of Mississippi, Inc., in the U. S. District Court for the Southern District of Mississippi.  The complaint alleges that we are infringing two patents owned by the plaintiffs.  The subject patents involve a certain hardware feature related to computer-based operating systems.  The complaint seeks a permanent injunction and an unspecified amount of damages.  We completely deny the claims contained in the plaintiffs’ complaint, have alleged that plaintiffs’ patents are invalid, and believe that we will prevail in this litigation.

Gaming Entertainment –  In July 2003, we filed a patent infringement suit against Gaming Entertainment, Inc., in the U. S. District Court for the Northern District of Mississippi.  Our complaint alleges that the defendant’s 3-5-7 Poker Game infringes a patent owned by us.  We are seeking both a preliminary and permanent injunction and an unspecified amount of damages.  The defendant has denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging patent invalidity.  In September 2003, the case was transferred to the U.S. District Court for the District of Nevada, in Las Vegas, Nevada (but not to the same judges who are hearing the VendingData case and CARD consolidated case, each described above).  We believe we will prevail in this litigation.  In early March 2004, this litigation was dismissed without prejudice by us, pending settlement negotiations between the parties.  No assurance can be given that these negotiations will be successful.

VendingData (LA) –  In July 2003, we filed a complaint against VendingData Corporation and Casinovations, Inc., in the Central Court of Orleans Parish in New Orleans, Louisiana.  The complaint alleges that the defendants are committing unfair sales and trade practices in violation of Louisiana state law.  The complaint seeks a permanent injunction against the defendants’ conduct and an unspecified amount of damages.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging that, should they prevail in the litigation, they are entitled to reimbursement of their attorney’s fees.  We believe that we will prevail in this litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

Shuffle Master, Inc. develops, manufactures and markets technology-based products for the gaming industry.  Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. These products include a full line of automatic shufflers for use with the vast majority of card table games placed in casinos and other locations.  We also market a line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games.

We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products.  We are also re-engineering our multi-player video platform, Table Master™ (acquired in April 2003), to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform.  We expect to complete initial development or re-engineering of and to begin marketing these products later in fiscal 2004 and beyond.

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

Management’s Discussion and Analysis contains forward-looking statements.  These statements are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of factors discussed in “Forward Looking Statements” elsewhere in this quarterly report.

ACQUISITIONS

BET.  On February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BET”), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name.  The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games is approximately 1,100 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments.  The fixed installments comprise $6 million that was paid on the closing date and, subject to the terms of the Agreement, $4 million that is payable on August 24, 2004.  Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow.  Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12 million.  We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.   The acquisition will be accounted for as a business combination, and, accordingly, the acquisition price will be allocated among the fair values of the assets acquired.

CARD.  On February 25, 2004, we announced that we had signed a letter of intent to purchase Casinos Austria Research and Development (“CARD”), a wholly owned subsidiary of Casinos Austria AG.  Subject to due diligence, negotiation of final terms, regulatory approval, approval by each company’s board of directors and other approvals, the proposed transaction is expected to be finalized before the end of May 2004 days and all pending litigation between the two companies has been stayed, pending negotiation of a definitive agreement.

CARD develops, manufactures and supplies innovative casino products, including one2six®, a continuous shuffler that accommodates up to six decks of cards and can be used for many casino card games, Shuffle Star™, Chipmaster, a roulette chip sorting device, and a range of other utility products.

Sega. In April 2003, we acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five-year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  We market the acquired products under the product name Table Master.  We plan to expand these products by incorporating our existing proprietary table game titles such as Let It Ride® and Three Card Poker® into this multi-player video platform.

DISPOSITIONS

In December 2003, our board of directors approved and we committed to a plan to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  As of January 31, 2004, our slot products divestiture is substantially complete.  A more detailed discussion is included under the heading “Discontinued Operations.”

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,
	2004		2003
Total revenue	$15,609	100.0%	$11,927	100.0%
Cost of revenue	2,998	19.2%	2,452	20.5%
Gross margin	12,611	80.8%	9,475	79.5%
Selling, general and administrative	4,781	30.6%	3,410	28.6%
Research and development	1,160	7.5%	714	6.0%
Income from operations	6,670	42.7%	5,351	44.9%
Interest income, net	115	0.8%	59	0.5%
Income from continuing operations before tax	6,785	43.5%	5,410	45.4%
Provision for income taxes	2,375	15.2%	1,950	16.4%
Income from continuing operations	4,410	28.3%	3,460	29.0%
Discontinued operations, net of tax	1,444	9.2%	(143)	(1.2)%
Net income	$5,854	37.5%	$3,317	27.8%

Our revenue and results of operations are most affected by unit placements, through sale or lease, of our products; as such, we are a revenue-driven business.  The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins.  These factors are, in turn, affected by the gaming industry generally and our customers’ assessment of our products.  To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our investment in research and development activities.

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,		Percentage Change
	2004	2003
Revenue:
Leases and royalties	$9,736	$9,386	3.7%
Sales and service	5,849	2,535	130.7%
Other	24	6	300.0%
Total	$15,609	$11,927	30.9%
Cost of revenue:
Leases and royalties	$1,702	$1,650	3.2%
Sales and service	1,296	802	61.6%
Other	—	—	—
Total	$2,998	$2,452	22.3%
Gross margin:
Leases and royalties	$8,034	$7,736	3.9%
Sales and service	4,553	1,733	162.7%
Other	24	6	300.0%
Total	$12,611	$9,475	33.1%
Gross margin percentage:
Leases and royalties	82.5%	82.4%
Sales and service	77.8%	68.4%
Total	80.8%	79.4%

We earn our revenue in several ways.  The largest percentage is by leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts.  Product lease contracts typically include parts and servicing.  We also offer most of our products for sale with an optional parts and service contract.  A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading “Critical Accounting Policies.”

Our overall revenue growth was primarily due to the sale, and to a lesser extent lease, of more units in both of our product segments.  The increase in the number of units leased and sold resulted from our introduction of new products, greater placements of existing products and the expansion of legal gaming into new jurisdictions.  A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Total gross margin increased largely due to the increase in our revenue, and to a lesser extent, due to our higher-margin entertainment products representing a greater percentage of the total revenue in the first quarter of fiscal 2004 than in the prior year first quarter.

Leases and royalties gross margin percentage for the first quarter of fiscal 2004 remained consistent with the prior year first quarter.  Sales and service gross margin percentage increased primarily due to a change in the sold product mix in the first quarter of fiscal 2004 compared to the prior year first quarter.  The first quarter of fiscal 2004 includes sales of lifetime licenses for our proprietary table games, which generally carry higher margins.  We began selling lifetime licenses of proprietary table games in the third quarter of fiscal 2003.  Accordingly, there were no comparable sales in the first quarter of fiscal 2003.

OPERATING EXPENSES

	Three Months Ended January 31,		Percentage Change
	2004	2003
Selling, general and administrative	$4,781	$3,410	40.2%
Percentage of revenue	30.6%	28.6%

Research and development	$1,160	$714	62.5%
Percentage of revenue	7.5%	6.0%

Selling, General and Administrative Expenses (“SG&A”). SG&A increased primarily due to the increase in legal fees associated with our various legal proceedings related to our intellectual property, which were $1,208 and $260 for the first quarter of fiscal 2004 and 2003, respectively.  We expect that our legal fees will continue to vary from quarter to quarter depending on our level of legal proceedings activity.

Research and Development Expenses (“R&D”). Our R&D spending increased primarily due to re-engineering of our Table Master product line, which we acquired in April 2003.

INTEREST INCOME, NET

Interest income, net, was $115 and $59 for the first quarter of fiscal 2004 and 2003, respectively.  The increase in interest income is due to our sales-type leasing activities.  Sales-type leases bear interest.  During the first quarter of fiscal 2004, our investment in sales-type leases was higher than in the prior year first quarter.

INCOME TAXES

Our effective tax rates for continuing operations for the first quarter of fiscal 2004 and 2003 were 35.0% and 36.0%, respectively.  On an annual basis, our fiscal 2003 effective tax rate for continuing operations was 35.0%.  Our fiscal 2003 annual rate includes a benefit from amended research and development credit claims.  However, on a quarterly basis, our rate did not benefit until the third quarter of fiscal 2003, when we filed the claims.  Looking forward, our annual effective tax rate may exceed 35.0%.  Our estimate of our effective tax rate may fluctuate due to variation in our taxable income, changes in tax legislation, changes in our estimates of federal tax credits and other tax deductions and the related impact on the effective tax rate.

During the first quarters of fiscal 2004 and 2003, we recorded income tax benefits of $602 and $191, respectively, related to deductions for employee stock option exercises.  These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no effect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended January 31,
	2004	2003
Income from continuing operations	$4,410	$3,460
Basic earnings per share	$0.27	$0.20
Diluted earnings per share	$0.26	$0.20

Weighted average shares data:
Basic	16,533	17,129
Dilutive impact of stock options	574	418
Diluted	17,107	17,547

Outstanding shares data:
Shares outstanding, beginning of period	16,477	17,276
Options exercised	111	65
Shares repurchased	—	(541)
Shares outstanding, end of period	16,588	16,800

Diluted earnings per share from continuing operations increased 30.0% for the first quarter of fiscal 2004 compared to the prior year first quarter.  The increase in diluted earnings per share resulted from an increase in net income from continuing operations of 27.5% and a decrease in the weighted average number of shares outstanding.  The decrease in weighted average shares outstanding was primarily due to our open-market repurchases over the last twelve months and subsequent cancellation of our common stock.

SEGMENT OPERATING RESULTS

(Dollars in thousands)

SEGMENT OVERVIEW

We determine our reportable segments based on our product lines.  We currently have four product lines: Shufflers, Proprietary Table Games, Table Master, and Intelligent Table System (“ITS”).  Our Shufflers and Proprietary Table Games are each significant to our operating results.  Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date.

In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.  As of January 31, 2004, our slot products divestiture is substantially complete.  A more detailed discussion is included under the heading “Discontinued Operations.”

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments.  We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products.  Utility Products includes our Shufflers and ITS product lines.  Entertainment Products includes our Proprietary Table Games and Table Master product lines.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

Segment revenues include sale, lease or licensing of products within each reportable segment.  We measure segment revenue performance in terms of dollars and Installed Unit Base.  Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units.  We believe that Installed Unit Base is an important gauge of segment performance because it measures historical market placements of leased and sold units

and it provides insight into potential markets for service and next-generation products.   Some sold units may no longer be in use by our casino customers or may have been replaced by other models.  Accordingly, we do not know precisely the number of units currently active in use.

Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment.  Direct expenses primarily include depreciation of leased assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation.  Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead.  Corporate general and administrative expenses are not allocated to segments.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Quarter Ended January 31,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$4,597	$4,223	$374	8.9%
Sales and service	3,568	2,244	1,324	59.0%
Total	$8,165	$6,467	$1,698	26.3%

Utility Products segment operating income	$3,400	$3,427	$(27)	(0.8)%
Utility Products segment operating margin	41.6%	53.0%

Shufflers installed base (end of year)
Lease units	3,692	3,320	372	11.2%

Sold units, inception-to-date
Beginning of quarter	7,506	6,238	1,268	20.3%
Sold during quarter	288	186	102	54.8%
Less trade-ins and exchanges	(6)	(27)	21	(77.8)%
End of quarter	7,788	6,397	1,391	21.7%
Total installed base	11,480	9,717	1,763	18.1%

Utility Products segment revenue is derived substantially from our shuffler product line.  Revenue from our Bloodhound products is not material for the periods presented and our Intelligent Tables System products are in the development stage.

The increase in shuffler lease revenue for our fiscal 2004 first quarter reflects the greater number of units on lease and a slight decline in overall average lease price.  Although the average lease price of our various shuffler models has remained consistent or increased, our shuffler installed base during our fiscal 2004 first quarter includes a greater percentage of our lower-priced Deck Mate® model, and as a result, the overall shuffler average lease price declined.  Shuffler lease units increased by 108 during our fiscal 2004 first quarter, comprised of the net placement of 74 Deck Mate, 5 King®, 79 ACE® and 45 multi-deck batch shufflers, offset by the conversion of 95 leased units to sold units (“conversion units”).   Our shuffler lease installed base increased 3.0% during our fiscal 2004 first quarter, compared to 83 units or 2.6% during our fiscal 2003 first quarter.

The increase in shuffler sales and service revenue for our fiscal 2004 first quarter reflects a greater number of units sold and an increase in the average sales price per unit.  During our fiscal 2004 first quarter, we sold 288 shuffler units compared to the sale of 186 units in the prior fiscal year first quarter.  The average sales price per unit was $10.382 and $8.995 for the first quarters of fiscal 2004 and 2003, respectively.  The prior fiscal year’s first quarter included strong foreign sales, which generally have a lower per unit price.  The first quarter fiscal 2004 sold units includes 95 conversion units, compared to 51 conversion units in prior fiscal year first quarter.

Utility Products segment operating income for the first quarter of fiscal 2004 was consistent with the prior fiscal year; however, as a percentage of revenue, the Utility Products operating margin declined.  Gross margin contributed by the increase in Utility Product revenue was entirely offset by increased legal expenses. Our computation of segment operating income includes outside legal fees associated with legal proceedings regarding patents and other intellectual property directly associated with the segments products lines.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Quarter Ended Janaury 31,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$5,139	$5,163	$(24)	(0.5)%
Sales and service	2,281	291	1,990	683.8%
Total	$7,420	$5,454	$1,966	36.0%

Entertainment Products segment operating income	$5,989	$4,387	$1,602	36.5%
Entertainment Products segment operating margin	80.7%	80.4%

Table games installed base (end of quarter)
Royalty units
Three Card Poker	1,033	877	156	17.8%
Let It Ride Bonus and basic	525	654	(129)	(19.7)%
Other games	136	37	99	267.6%
Total	1,694	1,568	126	8.0%
Sold units, inception-to-date
Let It Ride Bonus and basic	112	10	102	1,020.0%
Total installed base	1,806	1,578	228	14.4%

Entertainment Products segment revenue is derived substantially from our proprietary table game products.  Revenue from our Table Master products is not material for the periods presented.

Our table games installed base of royalty units increased during our fiscal 2004 first quarter compared to the prior fiscal year first quarter. However, this unit increase did not result in a corresponding increase in royalty and lease revenue due to a decline in the average royalty rate for table games.   The decline in average royalty rate is due to a change in the mix of games in the installed base from the higher-priced Let It Ride games to our lower-priced other table games.  Our recently introduced Four Card Poker® table game is the greatest contributor to the increase in other games units.  Typically, new games are placed at introductory rates.

Entertainment products sales for our fiscal 2004 first quarter are primarily the sale of lifetime licenses for Let It Ride, which we began selling in our fiscal 2003 third quarter. Fiscal 2003 first quarter table sales are comprised primarily of foreign sales of side-bet systems.

During the first quarter of fiscal 2004, Entertainment Products operating income increased consistent with the increase in Entertainment Products revenue.  Table game sales contributed a higher amount of gross margin, which was offset, inpart, by our research and development investment in our Table Master product line.

DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our slot products, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.   In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot product assets to International Game Technology (“IGT”).   Significant terms of the agreements include:

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

•                  We agreed to terminate our initiative to develop retrofit games based on IGT’s S+ game platform.

•                  Net proceeds from the disposition of slot products assets were $8,447 cash.

These transactions with IGT substantially completed our divestiture of slot products assets.  Remaining slot inventory, leased assets, and intangible assets are recorded at their estimated net realizable value and are not material.   Discontinued operations comprised the following:

	Three Months Ended January 31,
	2004	2003

Revenues	$1,521	$2,270

Loss from operations before tax	$(274)	$(306)
Income tax benefit	96	163
Net loss from operations	(178)	(143)

Gain on sale of slot assets	3,373	—
One-time termination benefits, contract termination costs and other	(877)	—
Income tax expense	(874)	—
Gain on sale of slot assets, net	1,622	—

Discontinued operations, net	$1,444	$(143)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available product, property and equipment and intangible assets to their estimated net realizable value.

One-time termination benefits, contract termination costs and other, includes expenses accrued for the termination of slot products personnel and the closure of our leased slot products research and development facility in Colorado.  Through January 31, 2004, we have incurred $20 of these accrued expenses.

Our fiscal 2003 results have been reclassified to reflect our slot products as discontinued operations as follows:

	Year Ended October 31, 2003
	January 31,	April 30,	July 31,	October 31,	Total
Discontinued Operations:
Revenues	$2,270	$2,782	$2,034	$1,990	$9,076

Loss from operations before tax	$(306)	$(1)	$(488)	$(585)	$(1,380)
Income tax benefit	163	64	228	280	735
Net loss from operations	(143)	63	(260)	(305)	(645)

Earnings per share:
Continuing operations
Basic	$0.20	$0.24	$0.29	$0.32	$1.05
Diluted	$0.20	$0.23	$0.28	$0.31	$1.02

Discontinued operations
Basic	$(0.01)	$—	$(0.01)	$(0.02)	$(0.04)
Diluted	$(0.01)	$0.01	$(0.01)	$(0.02)	$(0.03)

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

LIQUIDITY

Working Capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31, 2004	October 31, 2003	Increase (Decrease)	Percentage Change

Cash, cash equivalents, and investments	$19,380	$10,425	$8,955	85.9%
Working capital	$35,722	$25,809	$9,913	38.4%
Current ratio	5.5	3.3	2.2	66.7%

The significant factors underlying the increase in cash, cash equivalents and investments during our fiscal 2004 first quarter were net proceeds of $8,447 from the disposition of slot products assets, cash flow provided by operations of $2,209, offset by aggregate capital expenditures of $1,095.

Cash Flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Quarter Ended Janaury 31,		Increase (Decrease)	Percentage Change
	2004	2003

Net income	$5,854	$3,317	$2,537	76.5%
Non-cash items	1,645	2,110	(465)	(22.0)%
Income tax related items	22	1,865	(1,843)	(98.8)%
Net gain from disposition of slot products assets	(2,495)	—	(2,495)	—
Investment in sales-type leases	(391)	(254)	(137)	53.9%
Other changes in operating assets and liabilities	(2,426)	(1,389)	(1,037)	74.7%
Cash flow provided by operating activities	$2,209	$5,649	$(3,440)	(60.9)%

Net income for our fiscal 2004 first quarter includes the after-tax gain from the sale of our slot products assets of $1,622.

Non-cash items are comprised of depreciation and amortization, provision for bad debts, and provision for inventory obsolescence.  The decrease in non-cash items is due to lower depreciation and amortization expense in our fiscal 2004 first quarter, primarily due to the disposition of slot products assets.

Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes.   The decrease is primarily due to the timing of our estimated income tax payments.  We paid our fiscal 2004 first quarter estimated tax deposits during the first quarter of fiscal 2004, compared to the prior year, when we paid our fiscal 2003 first quarter estimated tax deposits during the second quarter of fiscal 2003.

We utilize sales-type leases as a means to provide financing alternatives to our customers.  Sales-type lease activity was consistent during the quarters presented.   It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs.   We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products.

Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT.  These accounts payable related to our purchase of slot machines from IGT and distribution of IGT’s share of IGT Alliance profits for the months prior to the January sale transaction.  Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our cash flow statement.  This use of cash offsets the net proceeds from the sale that we received from IGT of $8,447, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Quarter Ended January 31,		Increase (Decrease)	Percentage Change
	2004	2003

Net maturity of investments	$2,656	$3,020	$(364)	(12.1)%
Capital expenditures	(1,095)	(1,236)	141	(11.4)%
Net proceeds from disposition of slot assets	8,447	—	8,447	(100.0)%
Other	(1,047)	64	(1,111)	(1,735.9)%
Cash flow provided by investing activities	$8,961	$1,848	$7,113	384.9%

As our investments matured, we chose to retain the proceeds for strategic acquisitions or repurchases of our common stock.

Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.  Our largest use of cash for capital expenditures was for product that we manufacture and capitalize into our leased asset

base.   In our fiscal 2004 first quarter, we capitalized $647 of products that are leased or available to lease, compared to $690 in prior fiscal year first quarter.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Quarter Ended January 31,		Increase (Decrease)	Percentage Change
	2004	2003

Repurchases of common stock	$—	$(10,263)	$10,263	(100.0)%
Proceeds from stock option exercises	1,441	323	1,118	346.1%
Cash flow provided (used) by investing activities	$1,441	$(9,940)	$11,381	(114.5)%

During our fiscal 2003 first quarter, we repurchased 541 shares of our common stock at an average cost of $18.96 per share.  We did not repurchase any shares during our fiscal 2004 first quarter.

Our employees and directors exercised 111 options during our fiscal 2004 first quarter at an average exercise price of $12.77 per share, compared to 65 options during our fiscal 2003 first quarter at an average exercise price of $4.98 per share.

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

We maintain a $15,000 revolving credit agreement with U.S. Bank, N.A., subject to an availability calculation, to provide quick access to funds that might be required for working capital, capital expenditures, stock repurchases, new product rollouts, or the acquisition of intellectual property acquisitions or businesses.  The credit agreement matures in October 2004.  We had no borrowings outstanding under our revolving credit agreement during the periods presented.  In addition, we believe that we have adequate access to other capital sources.

STOCK REPURCHASE AUTHORIZATIONS

During the three months ended January 31, 2004, we did not repurchase any of our common stock.  During the three months ended January 31, 2003, we repurchased 541 shares of our common stock at total costs of $10,263.

Our board of directors periodically authorizes us to repurchase shares of our common stock.   In October 2003, the board of directors authorized the repurchase of up to $30,000 of our common stock.  This authorization superceded all previous outstanding authorizations.  At January 31, 2004, the full amount of the authorization remained outstanding.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.  Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, funding of internal growth in working capital, and investments in sales-type leases.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations.  Our significant contractual obligations consist of note payable and operating leases and have not changed materially from those disclosed in our annual report on Form 10-K for the year ended October 31, 2003.

Employment Agreements.  We have entered into employment contracts, with durations ranging from one to three years, with our corporate officers and certain other key employees.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions.  These contracts are “at will” employment agreements, under which the employee or we may terminate employment.  If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.  As of February 29, 2004, minimum aggregate severance benefits totaled $4,092.

Purchase Commitments.  From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities.  These commitments are not material.  Certain of our intellectual property licenses require additional payments if we elect to renew the licenses.  These renewal payments are not material.  In addition, we may choose to negotiate and renew licenses upon their normal expiration.  No assurances can be given as to the terms of such renewals, if any.

Off-Balance Sheet Arrangements.  We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

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

Revenue Recognition.  In general, we recognize revenue when the following criteria are met: persuasive evidence of an arrangement between us and our customer exists, shipment has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  Specifically, we earn our revenue in a variety of ways.  Shuffler and table equipment are both sold and leased. We also sell service and warranty contracts for our sold equipment.  Proprietary table games are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis.

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

Sales and Service Revenue – We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Sales-type leases include payment terms ranging from 12 to 48 months and include a bargain purchase option.  Revenue from the sale of equipment is recorded upon shipment.  If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement.  Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year.  Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Long-lived Assets.  We have significant investments in long-lived assets, including products leased and held for lease, property and equipment, intangible assets, and goodwill. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives and the evaluation of the assets’ recoverability.

We estimate useful lives for our long-lived assets based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.  Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

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

Inventory Obsolescence and Costing Methods.  We value our inventory at the lower of cost or market and estimate a provision for obsolete or unsalable inventories based on assumptions about the future demand for our products and market conditions.  If future demand and market conditions are less favorable than our assumptions, additional provisions for obsolete inventory could be required.  Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

Provisions for Bad Debts.  We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments.  Provisions for bad debts are estimated based on historical experience and specific customer collection issues.  Changes in the financial condition of our customers could result in the adjustment upward or downward in the provisions for bad debts, with a corresponding impact to our operating results.

Stock Based Compensation.  We account for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in any period presented because all stock options were granted at an exercise price equal to the market value of our common stock on the date of grant.  The notes to the consolidated financial statements disclose the pro forma impact to our net income and earnings per share as if we had elected the fair value method.  Under the fair value method, compensation expense is determined based on the estimated fair value of stock options at the date of grant.

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

Contingencies.  We assess our exposures to loss contingencies including legal and income tax matters and provide for an exposure if it is judged to be probable and estimable.  If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position.  Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management.  We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and we assume no obligation to update or supplement such statements.  Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations.  Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

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

•                  regulatory and jurisdictional issues (e.g. technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme, etc.) involving us and our products specifically or the gaming industry in general;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2004, we had approximately $4.1 million in investments.  The investments are primarily in fixed income and investment grade securities.  Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.

There have been no material changes in the information provided in Item 7A of our annual report on Form 10-K for the year ended October 31, 2003, which contains a complete discussion of our market risk.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004.

Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 10 to our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Employment Agreement, by and between Shuffle Master, Inc. and Mark Yoseloff, dated February 23, 2004.
10.2	Covenant Not to Compete, by and between Shuffle Master, Inc, and Mark Yoseloff, dated February 23, 2004.
10.3	Shuffle Master, Inc. 2004 Equity Incentive Plan (pending shareholder approval) (incorporated by reference to the Registrant’s Proxy Statement dated February 23, 2004).
10.4	Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (pending shareholder approval) (incorporated by reference to the Registrant’s Proxy Statement dated February 23, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

(b)         Reports on Form 8-K

We filed a Current Report on Form 8-K dated December 11, 2003, that included our press release announcing our financial results for our fiscal year ended October 31, 2003.

We filed a Current Report on Form 8-K dated January 6, 2004, disclosing that we had entered into an agreement pursuant to which we sold certain of our slot product assets to International Game Technology.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date: March 15, 2004

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman and Chief Executive Officer

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting Officer)