Form 10-Q
period 2004-04-30
SHUFFLE MASTER INC
filed 2004-05-27
CIK 718789

United States
Securities And Exchange Commission

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of May 14, 2004, there were 23,197,442 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2004

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited):

		Condensed Consolidated Statements of Income Three and six months ended April 30, 2004 and 2003

		Condensed Consolidated Balance Sheets April 30, 2004 and October 31, 2003

		Condensed Consolidated Statements of Cash Flows Six months ended April 30, 2004 and 2003

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

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenue:
Utility products leases	$4,755	$4,337	$9,352	$8,560
Utility products sales and service	5,541	3,705	9,109	5,949
Entertainment products leases and royalties	6,016	5,241	11,155	10,404
Entertainment products sales and service	3,799	118	6,080	409
Other	45	62	69	68
Total revenue	20,156	13,463	35,765	25,390

Costs and expenses:
Cost of leases and royalties	1,726	1,604	3,428	3,254
Cost of sales and service	2,115	982	3,411	1,784
Selling, general and administrative	5,732	3,840	10,513	7,250
Research and development	1,770	880	2,930	1,594
Total costs and expenses	11,343	7,306	20,282	13,882

Income from operations	8,813	6,157	15,483	11,508
Other income (expense)	(607)	46	(492)	105
Income from continuing operations before tax	8,206	6,203	14,991	11,613
Provision for income taxes	2,872	2,234	5,247	4,184
Income from continuing operations	5,334	3,969	9,744	7,429
Discontinued operations, net of tax	168	63	1,612	(80)
Net income	$5,502	$4,032	$11,356	$7,349

Basic earnings per share:
Continuing operations	$0.21	$0.16	$0.39	$0.29
Discontinued operations	0.01	—	0.07	—
Net income	$0.22	$0.16	$0.46	$0.29

Diluted earnings per share:
Continuing operations	$0.21	$0.16	$0.38	$0.29
Discontinued operations	—	—	0.06	(0.01)
Net income	$0.21	$0.16	$0.44	$0.28

Weighted average shares outstanding:
Basic	24,856	24,840	24,827	25,274
Diluted	25,761	25,412	25,710	25,873

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 30, 2004	October 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$57,472	$2,674
Investments	27,214	7,751
Accounts receivable, net	8,989	10,007
Notes receivable	—	648
Investment in sales-type leases, net	3,110	2,075
Inventories	5,465	7,365
Prepaid income taxes	10,361	5,659
Deferred income taxes	781	833
Other current assets	829	242
Total current assets	114,221	37,254
Investment in sales-type leases, net	5,123	3,314
Products leased and held for lease, net	4,907	5,777
Property and equipment, net	1,644	2,047
Intangible assets, net	21,948	5,482
Goodwill, net	3,664	3,664
Deferred income taxes	—	1,551
Other assets	7,548	329
Total assets	$159,055	$59,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,001	$5,477
Accrued liabilities	3,549	3,368
Customer deposits and unearned revenue	2,255	2,425
Note payable and current portion of long-term liabilities	4,105	175
Total current liabilities	12,910	11,445
Long-term liabilities, net of current portion	157,866	250
Deferred income taxes	141	—
Total liabilities	170,917	11,695
Contingencies
Shareholders’ equity:
Preferred stock, no par value; 338 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 101,250 shares authorized; 22,850 and 24,715 shares issued and outstanding	229	165
Additional paid-in capital	—	—
Retained earnings (deficit)	(12,091)	47,558
Total shareholders’ equity (deficit)	(11,862)	47,723
Total liabilities and shareholders’ equity	$159,055	$59,418

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,356	$7,349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,012	4,035
Provision for bad debts	155	47
Provision for inventory obsolescence	180	222
Deferred income taxes	1,744	(715)
Tax benefit from stock option exercises	3,281	661
Net gain on slot disposition	(2,495)	—
Changes in operating assets and liabilities:
Accounts receivable	988	(418)
Notes receivable	648	573
Investment in sales-type leases	(2,969)	(1,818)
Inventories	(988)	(1,478)
Other current assets	(587)	(368)
Accounts payable and accrued liabilities	(3,510)	757
Customer deposits and unearned revenue	(170)	609
Prepaid income taxes	(4,702)	181
Net cash provided by operating activities	5,943	9,637
Cash flows from investing activities:
Purchases of investments	(24,787)	(7,397)
Proceeds from sale and maturities of investments	5,324	15,432
Payments for products leased and held for lease	(1,895)	(1,746)
Purchases of property and equipment	(356)	(270)
Purchases of intangible assets	(612)	(825)
Acquisition of businesses	(6,144)	(1,730)
Proceeds from sale of slot assets	8,858	—
Other	(2,745)	(6)
Net cash provided (used) by investing activities	(22,357)	3,458
Cash flows from financing activities:
Proceeds from issuance of convertible Notes	150,000	—
Repurchases of common stock	(78,661)	(15,642)
Debt issuance costs	(4,566)	—
Proceeds from issuances of common stock	4,439	1,772
Net cash provided (used) by financing activities	71,212	(13,870)
Net increase (decrease) in cash and cash equivalents	54,798	(775)
Cash and cash equivalents, beginning of period	2,674	3,604
Cash and cash equivalents, end of period	$57,472	$2,829

Cash paid for:
Income taxes	$5,792	$3,826
Interest	$6	$6
Non-cash transaction:
Note payable and contingent consideration issued in connection with the acquisition of a business	$11,616	$—

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

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

We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products.  We are also re-engineering our multi-player video platform, Table Master™ (acquired in April 2003), to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform.  We expect to complete initial development or re-engineering of and to begin marketing certain of these products in late fiscal 2004.

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

Basis of Presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of April 30, 2004, and for the three and six month periods ended April 30, 2004 and 2003, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and six month periods ended April 30, 2004, are not necessarily indicative of the results to be expected for the year ending October 31, 2004.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2003.

In July 2000, we entered into multi-year agreements (the “IGT Alliance”) that granted licenses to International Game Technology (“IGT”) to develop and manufacture slot games.  We purchased the games from IGT and recorded them at cost as products leased and held for lease.  The agreements provided that revenues and specified expenses associated with the games were split equally and between us and IGT.  Our consolidated statements of income include our share of these revenues and expenses through December 31, 2003.  In January 2004, we terminated the IGT Alliance in connection with the sale of substantially all of our slot products assets to IGT.  See Note 3.

Pro Forma Stock Based Compensation Expense.  We account for employee and director stock options using the intrinsic value method. Under this method, no compensation expense was recorded in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant.

If compensation expense for our stock option grants had been determined based on their estimated fair value at the grant dates, our net income and earnings per share would have been as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net income, as reported	$5,502	$4,032	$11,356	$7,349
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(4,380)	(1,357)	(5,674)	(2,265)
Pro forma net income	$1,122	$2,675	$5,682	$5,084

Earnings per common share, basic:
As reported	$0.22	$0.16	$0.46	$0.29
Pro forma	0.05	0.11	0.23	0.20

Earnings per common share, diluted:
As reported	$0.21	$0.16	$0.44	$0.28
Pro forma	0.04	0.11	0.22	0.20

Weighted average fair value of options granted during the period	$15.33	$11.62	$15.27	$12.62

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

In February 2004, we renewed our Chief Executive Officer’s employment agreement, extending his employment through October 2007.  The agreement provided for the grant of 247 options, of which 165 options cliff vest on October 31, 2005 and 82 options which cliff vest on October 31, 2006.  The option grants also provided for a vesting acceleration if our common stock prices exceed prices ranging from 30% to 50% over our common stock price on the date of grant.  During April 2004, our common stock price exceeded the 50% increase threshold, and accordingly, the 247 options granted became fully vested.  This resulted in the full Black-Scholes value of the grant of $3,441 being reflected as pro forma compensation expense during the three months ended April 30, 2004.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation, including the following for all periods presented:

•                  We realigned our reportable segments; see Note 11.

•                  We have reclassified our slot products operations as discontinued; see Note 3.

•                  Our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004.  Share and per share amounts have been adjusted to reflect the three-for-two stock split; see Note 7.

2.              ACQUISITIONS

CARD.  On May 13, 2004, two of our Austrian subsidiaries acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”) from Casinos Austria AG.

The purchase price, paid at closing, consisted of a Euro-denominated cash payment of €25,931 and the issuance of 767 shares of our common stock.  The cash payment was funded with a partial use of proceeds from $150,000 issuance, in April 2004, of contingent convertible senior notes.  We are required to register the shares by November 17, 2004.  Prior to the effective registration of the stock, Casinos Austria has the right to require us to purchase back the 767 shares at an aggregate price of €15,813.

The CARD acquisition will be accounted for as a business combination, and accordingly, we are in the process of valuing the purchase price and determining its allocation to the fair value of the acquired assets and liabilities.  Although we have not yet completed its accounting for the acquisition, management estimates that the U.S. dollar equivalent of the combined cash and share payments will be approximately $50,000.  CARD’s products have been assigned to our Utility products segment.  Beginning May 1, 2004, CARD’s operating results will be included in our consolidated financial statements.

CARD, which is now a subsidiary of our newly formed Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for European business centrally located in Vienna and a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including one2six(R), a continuous shuffler that accommodates up to six decks of cards and can be used for almost every casino card game.  In addition, CARD’s products under development include the Easy Chipper, a next-generation chip sorting device.

BTI.  On February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name.  The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games was 1090 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments.  The fixed installments comprise $6,000 that was paid on the closing date and, subject to the terms of the Agreement, $4,000 that is payable on August 24, 2004.  Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow.  Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000.  We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets were recorded at their estimated fair values.  All acquired intangible assets have definite lives and are being amortized on a straight-line basis over their estimated useful lives.  The cash purchase price of $6,144 includes the initial installment payment to the sellers of $6,000 and other direct costs in the amount of $144.  We have recorded an estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  Future amounts paid in excess of this estimate of contingent consideration, if any, will be recorded as goodwill.  If future amounts paid are less than estimated contingent consideration, the remaining carrying value of the acquired assets will be reduced.  A summary of the preliminary allocation of the acquisition cost follows:

Fair value of acquired assets:
Patents and games, average life of 11 years	$17,500
Trademark and other, average life of 14 years	260
Total fair value of acquired assets, average life of 11 years	17,760
Fixed installment to seller due August 2004	(4,000)
Contingent consideration	(7,616)
Cash purchase price	$6,144

Sega. In April 2003, we acquired certain product inventory and product intellectual property rights from Sega Corporation of Japan and its wholly owned subsidiary, Sega Gaming Technology (“Sega”), for $1,730 in cash.  The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five year non-compete covenant covering certain games in North America.  The Games License is exclusive in North America for ten years and non-exclusive thereafter.  The acquired products were assigned to our Entertainment Products segment and are now marketed under the product name Table Master.  We are in the process of expanding these products by incorporating our existing proprietary table game titles such as Let It Ride® and Three Card Poker® into the multi-player games.

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

In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets to IGT.  Significant terms of the agreements include:

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

•                  We terminated our initiative to develop retrofit games based on IGT’s S+ game platform.

•                  Net proceeds from the disposition of slot products assets to IGT were $8,447.

These transactions with IGT substantially completed our divestiture of slot products assets.  During the three month period ended April 30, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenues	$426	$2,782	$1,947	$5,052

Gain (loss) from operations before tax	$259	$(1)	$(15)	$(307)
Income tax (expense) benefit	(91)	64	5	227
Net income (loss) from operations	168	63	(10)	(80)

Gain on sale of slot assets	—	—	3,373	—
One-time termination benefits, contract termination costs, and other	—	—	(877)	—
Income tax expense	—	—	(874)	—
Gain on sale of slot assets, net	—	—	1,622	—

Discontinued operations, net	$168	$63	$1,612	$(80)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated net realizable value.

In connection with the discontinuation of our slot products operations, we accrued expenses of $877 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, “Exit Costs”).  The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income.  The following table summarizes the activity for our accrued Exit Costs during the six month period ended April 30, 2004:

	Contract Terminations	Facility Closure	Severance	Total

Exit costs accrued, initial balance	$366	$324	$187	$877
Cash payments	(51)	(22)	(95)	(168)
Balance, April 30, 2004	$315	$302	$92	$709

4.              RECEIVABLES, INVENTORIES, AND LEASED PRODUCTS

	April 30, 2004	October 31, 2003
Accounts receivable, net:
Trade receivables	$9,342	$9,326
Accrued revenue	17	1,021
Less: allowance for bad debts	(370)	(340)
	$8,989	$10,007

Notes receivable	$—	$648

Accrued revenue represents estimated unbilled participation revenue from slot leases.  The notes receivable related to sales to a foreign distributor, bore interest at 3% and were paid in full as of January 31, 2004.

	April 30, 2004	October 31, 2003
Investment in sales-type leases, net:
Minimum lease payments	$9,365	$6,155
Less: interest	(782)	(541)
Less: allowance for bad debts	(350)	(225)
Investment in sales-type leases, net	8,233	5,389
Less: current portion	(3,110)	(2,075)
Long-term portion	$5,123	$3,314

Investment in sales-type leases includes amounts receivable under capital lease arrangements.  Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 30 to 60 months and contain bargain purchase options.  At April 30, 2004, one group of properties with some common ownership accounted for approximately 14% of our outstanding investment in sales-type leases.

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments.  The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

	April 30, 2004	October 31, 2003
Inventories:
Raw materials and component parts	$4,592	$3,263
Work-in-process	418	374
Finished goods	1,316	1,727
	6,326	5,364
Less: allowance for inventory obsolescence	(861)	(705)
	5,465	4,659
Discontinued slot products, net	—	2,706
	$5,465	$7,365
Products leased and held for lease, net:
Utility products	$12,495	$11,241
Entertainment products	2,365	2,350
	14,860	13,591
Less: accumulated depreciation	(10,133)	(9,595)
	4,727	3,996
Discontinued slot products, net	180	1,781
	$4,907	$5,777

5.              INTANGIBLE ASSETS AND GOODWILL

Intangible Assets.  All of our recorded intangible assets are subject to amortization.  Amortization expense was $513 and $536 for the three month periods ended April 30, 2004 and 2003, respectively, and $905 and $1,031 for the six month periods ended April 30, 2004 and 2003, respectively.  Intangible assets are comprised of the following:

	April 30, 2004	October 31, 2003

Patents, games and products	$23,342	$5,642
Less: accumulated amortization	(2,686)	(2,118)
	20,656	3,524

Licenses and other	3,151	3,723
Less: accumulated amortization	(1,859)	(1,897)
	1,292	1,826

Slot products	—	3,370
Less: accumulated amortization	—	(3,238)
	—	132
Intangible assets, net	$21,948	$5,482

Intangible assets include $17,760 of patents, games and trademark acquired from BTI in February 2004.  The acquired intangible assets have definite lives.  Estimated amortization expense for the year ending October 31, 2004, is $875 and $1,458 annually for each of the four fiscal years thereafter.  See Note 2.

Goodwill.  Goodwill originated from our acquisition of the QuickDraw® shuffler product line, certain assets, liabilities and stock of a group of Australian companies in fiscal year 2001.  There were no changes in the carrying amount of goodwill for the three and six month periods ended April 30, 2004 and 2003.

6.              NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities are summarized as follows:

	April 30, 2004	October 31, 2003

Contingent Convertible Senior Notes, fixed interest at 1.25%, due 2024	$150,000	$—
Note Payable, fixed rate interest at 2.00%, due in installments through 2005	425	425
BTI Acquisition (see Note 2)
Fixed installment, non-interest bearing, due 2004	3,930
Contingent consideration	7,616	—
	161,971	425
Less: current portion	(4,105)	(175)
	$157,866	$250

Contingent Convertible Senior Notes.  In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 (the “Notes”) through a private placement under Rule 144A of the Securities Act of 1933.  The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum.  Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under the following circumstances:

•                  during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

•                  we have called the Notes for redemption and the redemption has not yet occurred;

•                  during the five trading day period immediately after any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 in principal amount of the Notes, provided that, if on the date of any conversion pursuant to this trading price condition, our common stock price on such date is greater than the conversion price but less than 120% of the conversion price, then the holder will be entitled to receive Conversion Value (defined below) equal to the principal amount of the Notes, plus accrued and unpaid interest including liquidated damages, if any; or

•                  upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and shares of our common stock at an initial conversion price per share of $42.11.  This represents a conversion rate of approximately 23.7473 shares of common stock per $1,000 in principal amount of Notes  (the “Conversion Rate”).  Subject to certain exceptions described in the indenture covering these Notes, at the time the Notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the Notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of our common stock on the Nasdaq National Market on the ten consecutive trading days beginning on the second trading day following the day the Notes are submitted for conversion. We will deliver the Conversion Value to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the Notes to be converted and (b) the aggregate principal amount of the Notes to be converted, and (2) if the aggregate Conversion Value of the Notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share Amount”). We will pay the Principal Return and deliver the Net Shares, if any, as promptly as practical after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

We may redeem some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of redemption.  In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of repurchase, payable in cash.  Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

We incurred $4,566 of debt issuance costs in connection with the issuance of the Notes.  Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the Notes.  Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

Note Payable.  In August 2002, we purchased a patent and the Bloodhound product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600.  The note bears interest at 2% annually, with principal due in installments of $175 and $250 on August 7, 2004 and 2005, respectively, subject to other terms and conditions.

Credit Facility.  In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

7.              SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholder’s equity during the six month period ending April 30, 2004:

			Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balance, October 31, 2003	24,715	$165	$—	$47,558	$47,723

Common stock repurchased	(2,543)	(25)	—	(78,636)	(78,661)
Common stock options exercised	680	7	—	4,570	4,577
Tax benefit from stock options	—	—	—	3,281	3,281
Stock split	(2)	82	—	(220)	(138)
Net income	—	—	—	11,356	11,356

Balance, April 30, 2004	22,850	229	—	(12,091)	(11,862)

Common Stock Repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock.  In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock.  Repurchases under all previous outstanding authorizations have been substantially completed.

Under our board authorizations, during the six month periods ended April 30, 2004 and 2003, we repurchased 672 and 1,272 shares of our common stock, respectively, at total costs of $21,161 and $15,642, respectively.

In addition, in April 2004, our board authorized and we repurchased, in private transactions, an additional 1,871 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes.  See Note 6.

Tax Benefit from Stock Option Exercises. During the six month periods ended April 30, 2004 and 2003, we recorded income tax benefits of $3,281 and $661, respectively, related to deductions for employee stock option exercises.  These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

Stock Split.  On March 16, 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004.  Share and per share amounts have been adjusted for all periods presented herein to reflect our three-for-two stock split.  In connection with our stock split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

8.              EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Income from continuing operations	$5,334	$3,969	$9,744	$7,429

Basic:
Weighted average shares, basic	24,856	24,840	24,827	25,274

Diluted:
Weighted average shares, basic	24,856	24,840	24,827	25,274
Dilutive impact of options outstanding	905	572	883	599
Weighted average shares, diluted	25,761	25,412	25,710	25,873

Basic earnings per share	$0.21	$0.16	$0.39	$0.29
Diluted earnings per share	$0.21	$0.16	$0.38	$0.29

9.              EQUITY INCENTIVE PLANS

Stock Options.  During the six month period ended April 30, 2004, our stock option activity and weighted average exercise prices were as follows:

	Shares	Weighted- Average Exercise Price

Outstanding, October 31, 2003	3,035	$11.96
Granted	459	25.07
Exercised	(680)	6.73
Forfeited	(92)	15.11
Outstanding, April 30, 2004	2,722	15.37

Exercisable, April 30, 2004	1,170	$14.03

Equity Incentive Plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”).  These approved plans replaced our prior plans and no further options may be granted from the prior plans.  Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights, and restricted stock, individually or in any combination (collectively referred to as “Awards”).  Stock options may not be granted at an exercise price less than the fair market value of our stock at the date of grant.

The 2004 Plan provides for the grants of Awards to our officers, other employees and contractors.  The maximum number of Awards which may be granted is 1,800, of which no more than 1,260 may be granted as restricted stock.  The 2004 Directors’ Plan provides for the grants of Awards to our non-employee directors.  The maximum number of Awards which may be granted is 750, of which no more than 525 may be granted as restricted stock.  As of April 30, 2004, 1,800 and 678 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

10.       OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Interest income	$151	$51	$282	$130
Interest expense	(55)	(3)	(58)	(6)
Foreign currency loss	(703)	(2)	(716)	(9)
Other	—	—	—	(10)
	$(607)	$46	$(492)	$105

During the three month period ended April 30, 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703.  The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the three and six month periods ended April 30, 2004.  As of April 30, 2004, we had outstanding two Euro - U.S. dollar foreign exchange contracts with exactly offsetting exchange rates and each with an underlying notional amount of €10,000.

11.       OPERATING SEGMENTS

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

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
Utility Products	$10,296	$8,042	$18,461	$14,509
Entertainment Products	9,815	5,359	17,235	10,813
Corporate	45	62	69	68
	$20,156	$13,463	$35,765	$25,390
Operating Income (Loss):
Utility Products	4,968	4,324	8,368	7,751
Entertainment Products	7,366	4,469	13,355	8,856
Corporate	(3,521)	(2,636)	(6,240)	(5,099)
	$8,813	$6,157	$15,483	$11,508
Depreciation and Amortization:
Utility Products	$570	$513	$1,103	$980
Entertainment Products	453	158	654	333
Corporate	276	294	541	583
	$1,299	$965	$2,298	$1,896
Capital Expenditures:
Utility Products	$1,056	$1,018	$1,800	$1,781
Entertainment Products	484	289	610	298
Corporate	228	166	356	360
	$1,768	$1,473	$2,766	$2,439

12.       COMMITMENTS AND CONTINGENCIES

Purchase Commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities.  These commitments are not material.

Employment Agreements. We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions.  These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment.  If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.  As of April 30, 2004, minimum aggregate severance benefits totaled $3,962.

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

Certain of our litigation relates to products or patents associated with our discontinued slot products operations.  Legal expenses and settlement proceeds or payments, if any, are included in the Discontinued Operations caption on our consolidated statements of income.

Continuing Operations –

Vending Data – In March 2002, we filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities.  The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants have infringed two of our patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity.  The counterclaim seeks an unspecified amount of damages. We completely deny each of the claims contained in defendants’ counterclaim, and believe we will prevail in our infringement action, including with respect to defendants’ counterclaim.

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

VendingData (LA) –  In July 2003, we filed a complaint against VendingData Corporation and Casinovations, Inc., in the Central Court of Orleans Parish in New Orleans, Louisiana.  The complaint alleges that the defendants are committing unfair sales and trade practices in violation of Louisiana state law, specifically related to the sales of certain VendingData shufflers to a casino customer in Louisiana.  The complaint seeks a permanent injunction against the defendants’ conduct and an unspecified amount of damages.  The defendants have denied liability, raised numerous affirmative defenses, and also filed a claim alleging that, should they prevail in the litigation, they are entitled to reimbursement of their attorney’s fees.  We believe that we will prevail in this litigation.  In February 2004, we dismissed our complaint and VendingData dismissed its counterclaim, and the litigation was ended.  No amounts were paid by either party to the other.  The sales transactions which were the subject of our complaint against VendingData have been reversed by the customer, and the customer has now replaced the VendingData shufflers with our shufflers.

Gaming Entertainment –  In July 2003, we filed a patent infringement suit against Gaming Entertainment, Inc., in the U. S. District Court for the Northern District of Mississippi alleging that the defendant’s 3-5-7 Poker Game infringes a patent owned by us.  In early March 2004, this litigation was dismissed without prejudice by us, pending settlement negotiations between the parties.  No assurances can be given that these negotiations will be successful.  At this time, there are no current settlement negotiations ongoing between the parties.

CARD - We were involved in continued litigation with Casinos Austria Research and Development (“CARD”) and its affiliates in the United States, Australia and the United Kingdom.  On May 13, 2004, effective May 14, 2004, we completed our acquisition of CARD.  As part of the acquisition, all litigation between the companies will be terminated and dismissed.  We are also in the process of having returned to us the $1,000 cash security we posted in connection with the preliminary injunction that we obtained in the United States against CARD.

Discontinued Operations –

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

Aim Management – In June 2003, AIM Management, Inc. and Douglas Okuniwiecz, filed a patent infringement suit against us and our affiliate, Shuffle Master of Mississippi, Inc., in the U. S. District Court for the Southern District of Mississippi.  The complaint alleges that we are infringing two patents owned by the plaintiffs.  The subject patents involve a certain hardware feature related to computer-based operating systems.  The complaint seeks a permanent injunction and an unspecified amount of damages.  At the end of April 2004, we settled this litigation by agreeing to pay AIM Management $100, without admitting any infringement or any other liability to AIM Management.  The amount of the settlement was, in our view, less than the ongoing legal defense costs.

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
(In Thousands)

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

We have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products.  We are also re-engineering our multi-player video platform, Table Master™ (acquired in April 2003), to cost-effectively deliver to casinos and others our popular branded table game content on the choice of either a live table or a multi-player video platform.  We expect to complete initial development or re-engineering of and to begin marketing certain of these products in late fiscal 2004.

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

ACQUISITIONS

CARD.  On May 13, 2004, two of our Austrian subsidiaries acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”) from Casinos Austria AG.

The purchase price, paid at closing, consisted of a Euro-denominated cash payment of €25,931 and the issuance of 767 shares of our common stock.  The cash payment was funded with a partial use of proceeds from our $150,000 issuance, in April 2004, of contingent convertible senior notes.  We are required to register the shares by November 17, 2004.  Prior to the effective registration of the stock, Casinos Austria has the right to require us to purchase back the 767 shares at an aggregate price of €15,813.

The CARD acquisition will be accounted for as a business combination, and accordingly, we are in the process of valuing the purchase price and determining its allocation to the fair value of the acquired assets and liabilities.  Although we have not yet completed its accounting for the acquisition, management estimates that the U.S. dollar equivalent of the combined cash and share payments will be approximately $50,000.  CARD’s products have been assigned to our Utility products segment.  Beginning May 1, 2004, CARD’s operating results will be included in our consolidated financial statements. We expect this acquisition to be immediately accretive to our earnings.

CARD, which is now a subsidiary of our newly formed Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for European business centrally located in Vienna and a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including one2six(R), a continuous shuffler that accommodates up to six decks of cards and can be used for almost every casino card game.  In addition, CARD’s products under development include the Easy Chipper, a next-generation chip sorting device.  We believe that acquisition of CARD enhances our Utility product offerings and provides us with opportunity to expand our global operations.

BTI.  On February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name.  The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games was 1090 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments.  The fixed installments comprise $6,000 that was paid on the closing date and, subject to the terms of the Agreement, $4,000 that is payable on August 24, 2004.  Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow.  Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000.  We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

DISPOSITIONS

In December 2003, our board of directors approved and we committed to a plan to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  As of January 31, 2004, our slot products divestiture was substantially complete.  A more detailed discussion is included under the heading “Discontinued Operations.”

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	19.1%	19.2%	19.1%	19.8%
Gross margin	80.9%	80.8%	80.9%	80.2%
Selling, general and administrative	28.4%	28.5%	29.4%	28.6%
Research and development	8.8%	6.5%	8.2%	6.3%
Income from operations	43.7%	45.8%	43.3%	45.3%
Other income (expense), net	(3.0)%	0.3%	(1.4)%	0.4%
Income from continuing operations before tax	40.7%	46.1%	41.9%	45.7%
Provision for income taxes	14.2%	16.6%	14.7%	16.4%
Income from continuing operations	26.5%	29.5%	27.2%	29.3%
Discontinued operations, net of tax	0.8%	0.4%	4.5%	(0.3)%
Net income	27.3%	29.9%	31.7%	29.0%

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

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
Leases and royalties	$10,771	$9,578	$20,507	$18,964
Sales and service	9,340	3,823	15,189	6,358
Other	45	62	69	68
Total	$20,156	$13,463	$35,765	$25,390
Cost of revenue:
Leases and royalties	$1,726	$1,604	$3,428	$3,254
Sales and service	2,115	982	3,411	1,784
Other	—	—	—	—
Total	$3,841	$2,586	$6,839	$5,038
Gross margin:
Leases and royalties	$9,045	$7,974	$17,079	$15,710
Sales and service	7,225	2,841	11,778	4,574
Other	45	62	69	68
Total	$16,315	$10,877	$28,926	$20,352
Gross margin percentage:
Leases and royalties	84.0%	83.3%	83.3%	82.8%
Sales and service	77.4%	74.3%	77.5%	71.9%
Total	80.9%	80.8%	80.9%	80.2%

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

Our overall revenue growth was primarily due to the increase in both leased and sold units in both our product segments.  The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products and the expansion of legal gaming into new jurisdictions.  In addition, our acquisition of BTI added 1,090 units to our table games installed base.  A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Total gross margin increased largely due to the increase in our revenue, and to a lesser extent, due to our higher-margin Entertainment products representing a greater percentage of the total revenue in the three and six month periods ended April 30, 2004 compared to the prior year fiscal periods.

Leases and royalties gross margin percentage for the three and six month periods ended April 30, 2004, increased slightly because indirect costs, primarily service, did not increase at the same rate as revenues.  Sales and service gross margin percentage also increased, reflecting a change in the sold product mix in the three and six month periods ended April 30, 2004 compared to the prior year fiscal periods.  Fiscal 2004 revenues include sales of lifetime licenses for our proprietary table games, which generally carry higher margins.  We began selling lifetime licenses of proprietary table games in the third quarter of fiscal 2003.  Accordingly, there were no comparable sales in the fiscal 2003 periods.  The increase in sales and service gross margin percentage from table game sales was offset by a lower gross margin percentage from shuffler sales.  The three month period ended April 30, 2004, included a greater percentage of lower-margin foreign sales than the comparable period.

OPERATING EXPENSES

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Selling, general and administrative	$5,732	$3,840	$10,513	$7,250
Percentage of revenue	28.4%	28.5%	29.4%	28.6%

Research and development	$1,770	$880	$2,930	$1,594
Percentage of revenue	8.8%	6.5%	8.2%	6.3%

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 49.3% and 45.0% for the three and six month periods ended April 30, 2004 and 2003, respectively, primarily due to the increase in legal fees associated with our various legal proceedings related to our intellectual property, which were $1,059 and $324 for the three month periods ended April 30, 2004 and 2003, respectively, and $2,267 and $584 for the six month periods ended April 30, 2004 and 2003, respectively. We expect that our legal fees will continue to vary from quarter to quarter depending on our level of legal proceedings activity.  Our spending for other SG&A also increased as a result of greater business volume.  However, these expenses did not increase as much as revenue increased, and as a result, SG&A as a percentage of revenue in the fiscal 2004 periods remained consistent with the prior year periods despite the increase in legal fees.

Research and Development Expenses (“R&D”). Our R&D spending increased for the three and six month periods ended April 30, 2004, primarily due to the re-engineering of our Table Master product line, which we acquired in April 2003.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Interest income	$151	$51	$282	$130
Interest expense	(55)	(3)	(58)	(6)
Foreign currency loss	(703)	(2)	(716)	(9)
Other	—	—	—	(10)
	$(607)	$46	$(492)	$105

Interest income increased primarily due to increases in our sales-type leasing activities over the past year which have resulted in a greater investment in sales-type lease balance as of April 30, 2004.  Sales-type leases bear interest.  The increase in interest expense is due to the issuance of $150,000 of contingent convertible senior notes in April 2004.  A more detailed discussion of these notes is included below under the heading “Liquidity and Capital Resources.”

During the three month period ended April 30, 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars required to fund the Euro-denominated cash component of the CARD purchase price resulting in a foreign currency exchange loss of $703.  The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the three and six month periods ended April 30, 2004.

INCOME TAXES

Our effective tax rate for continuing operations for the three and six month periods ended April 30, 2004, was 35.0% compared to an effective tax rate of 36.0% for the prior fiscal year periods.  Our fiscal 2003 annual rate includes a benefit from amended research and development credit claims.  However, on a quarterly basis, our rate did not benefit until the third quarter of fiscal 2003, when we filed the claims.  Looking forward, our annual effective tax rate may exceed 35.0%.  Our estimate of our effective tax rate may fluctuate due to variation in our taxable income, changes in tax legislation, changes in our estimates of federal tax credits and other tax deductions and the related impact on our effective tax rate.

During the six month periods ended April 30, 2004 and 2003, we recorded income tax benefits of $3,281 and $661, respectively, related to deductions for employee stock option exercises.  These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no effect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Income from continuing operations	$5,334	$3,969	$9,744	$7,429
Basic earnings per share	$0.21	$0.16	$0.39	$0.29
Diluted earnings per share	$0.21	$0.16	$0.38	$0.29

Weighted average shares data:
Basic	24,856	24,840	24,827	25,274
Dilutive impact of stock options	905	572	883	599
Diluted	25,761	25,412	25,710	25,873

Outstanding shares data:
Shares outstanding, beginning of period	24,888	25,200	24,715	25,914
Options exercised	507	214	680	312
Shares repurchased	(2,543)	(460)	(2,543)	(1,272)
Other	(2)	—	(2)	—
Shares outstanding, end of period	22,850	24,954	22,850	24,954

On March 16, 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004.  Share and per share amounts have been adjusted for all periods presented herein to reflect our three-for-two stock split.

Diluted earnings per share from continuing operations increased 31.3% and 31.0% for the three and six month periods ended April 30, 2004, respectively, when compared to the prior year fiscal periods.

SEGMENT OPERATING RESULTS

(Dollars in thousands)

SEGMENT OVERVIEW

We have four product lines: Shufflers, Proprietary Table Games, Table Master, and Intelligent Table System (“ITS”).  Our Shufflers and Proprietary Table Games are each significant to our operating results.  Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date.

In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.  As of January 31, 2004, our slot products divestiture was substantially complete.  A more detailed discussion is included under the heading “Discontinued Operations.”

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$4,755	$4,337	$418	9.6%
Sales and service	5,541	3,705	1,836	49.6%
Total	$10,296	$8,042	$2,254	28.0%

Utility Products segment operating income	$4,968	$4,324	$644	14.9%
Utility Products segment operating margin	48.3%	53.8%

Shufflers installed base (end of quarter)
Lease units	3,884	3,407	477	14.0%

Sold units, inception-to-date
Beginning of quarter	7,788	6,397	1,391	21.7%
Sold during quarter	499	322	177	55.0%
Less trade-ins and exchanges	(29)	(42)	13	(31.0)%
End of quarter	8,258	6,677	1,581	23.7%
Total installed base	12,142	10,084	2,058	20.4%

Utility products segment revenue is derived substantially from our shuffler product line.  Revenue from our Bloodhound products is not material for the periods presented and our Intelligent Table System products are in the development stage.

The increase in shuffler lease revenue for our fiscal 2004 second quarter reflects the greater number of units on lease offset by a slight decline in overall average lease price.  Although the average lease price of our various shuffler models has remained consistent or increased, our shuffler installed base during our fiscal 2004 second quarter includes a greater percentage of our lower-priced Deck Mate® and MD1 multi-deck batch shuffler models, and, as a result, the overall shuffler average lease price slightly declined.  Shuffler lease units increased by 350 during our fiscal 2004 second quarter, comprised of the net placement of 198 Deck Mate, 91 ACE® and 127 multi-deck batch shufflers, offset by the net removal of 66 King shufflers and the conversion of 158 leased units to sold units (“conversion units”).  Our shuffler lease units increased 5.2% during our fiscal 2004 second quarter, compared to 87 units or 2.6% during our fiscal 2003 second quarter.

The increase in shuffler sales and service revenue for our fiscal 2004 second quarter primarily reflects a greater number of units sold.  During our fiscal 2004 second quarter, we sold 177 more shuffler units compared to the prior fiscal year second quarter.  The average sales price per unit was $9.283 for our fiscal 2004 second quarter compared to $10.055 for the comparable prior year quarter.  The average sales price per unit declined due to a greater percentage of lower-margin foreign sales in the fiscal 2004 second quarter.

Utility products segment operating income for the second quarter of fiscal 2004 increased when compared to the prior fiscal year; however, as a percentage of revenue, the Utility products operating margin declined due to the following factors.  Shuffler gross margin percentage for the three month period ended April 30, 2004, was lower compared to the prior year period because the three month period ended April 30, 2004, included a greater percentage of lower-margin foreign sales.  In addition, Utility product segment operating income was reduced by higher legal expenses associated with legal proceedings regarding patents and other intellectual property directly associated with the segments product lines.  These declines were offset somewhat because sales and service expenses allocated to our Utility products segment did not increase at the same rate as Utility products revenue.

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$9,352	$8,560	$792	9.3%
Sales and service	9,109	5,949	3,160	53.1%
Total	$18,461	$14,509	$3,952	27.2%

Utility Products segment operating income	$8,368	$7,751	$617	8.0%
Utility Products segment operating margin	45.3%	53.4%

For the six month period ended April 30, 2004, the factors that attributed to the increase in Utility product segment revenue and the decline in segment operating margin as a percentage of sales are the same as for the three month period ended April 30, 2004.  The increase in shuffler lease units for the six month period ended April 30, 2004, includes the net placement of 553 units offset by 253 conversion units compared to net placements of 380 units offset by 210 conversion units during the prior year six month period.  During the six month periods ended April 30, 2004 and 2003, we sold 787 and 508 shuffler units (including conversion units), respectively, at an average sales price per unit of $10.027 and $9.667, respectively.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$6,016	$5,241	$775	14.8%
Sales and service	3,799	118	3,681	3119.5%
Total	$9,815	$5,359	$4,456	83.1%

Entertainment Products segment operating income	$7,366	$4,469	$2,897	64.8%
Entertainment Products segment operating margin	75.0%	83.4%

Table games installed base (end of quarter)
Royalty units
Three Card Poker	1,051	931	120	12.9%
Let It Ride Bonus and basic	512	637	(125)	(19.6)%
Royal Match 21	554	—	554	100.0%
Fortune Pai Gow	521	—	521	100.0%
Other games	228	53	175	330.2%
Total	2,866	1,621	1,245	76.8%
Sold units, inception-to-date
Let It Ride Bonus and basic	130	10	120	1,200.0%
Three Card Poker	47	—	47	100.0%
Other games	1	—	1	100.0%
Subtotal	178	10	168	1,680.0%
Total installed base	3,044	1,631	1,413	86.6%

Entertainment products segment revenue is derived substantially from our proprietary table game products.  Revenue from our Table Master products is not material for the periods presented.

Our table games installed base of royalty units increased 1,172 units during our fiscal 2004 second quarter, including 1,090 units acquired from BTI, compared to 53 units during the prior fiscal year second quarter.  The royalty revenue increase due to the increase in the installed units was partially offset by a decline in the average royalty rate for table games.  The decline in average royalty rate is due to a change in the mix of games in the installed base from the higher-priced Let It Ride games to our newly acquired and other lower-priced table games.  Our recently introduced Four Card Poker® table game is the greatest contributor to the increase in other games units.

Entertainment products sales for our fiscal 2004 second quarter are primarily the sale of lifetime licenses for our proprietary table games, which we began selling in our fiscal 2003 third quarter.

During the second quarter of fiscal 2004, Entertainment products operating income increased consistent with the increase in Entertainment products revenue.  However, as a percentage of revenue, the Entertainment products operating margin declined during our fiscal 2004 second quarter compared to the prior fiscal year second quarter.  The decline was primarily due to amortization expense associated with intellectual property acquired from BTI.  Estimated amortization expense for these acquired assets is $875 for the year ending October 31, 2004, and $1,458 annually for each of the four fiscal years thereafter.  In addition, Entertainment Products segment operating profit reflects our continued research and development investment in our Table Master product line.

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$11,155	$10,404	$751	7.2%
Sales and service	6,080	409	5,671	1386.6%
Total	$17,235	$10,813	$6,422	59.4%

Entertainment Products segment operating income	$13,355	$8,856	$4,499	50.8%
Entertainment Products segment operating margin	77.5%	81.9%

For the six month period ended April 30, 2004, the factors that contributed to the increase in Entertainment products segment revenue and the decline in segment operating margin as a percentage of revenue are the same as for the three month period ended April 30, 2004.  Table royalty units increased 1,206 units during the six month period ended April 30, 2004 (including 1,090 units acquired from BTI) compared to an increase of 104 units during the prior year six month period.  We sold 106 lifetime licenses for table games during the six month period ended April 30, 2004, compared to none in the prior year period.

DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our slot products, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets to International Game Technology (“IGT”).  Significant terms of the agreements include:

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

•                  We terminated our initiative to develop retrofit games based on IGT’s S+ game platform.

•                  Net proceeds from the disposition of slot products assets were $8,447.

These transactions with IGT substantially completed our divestiture of slot products assets.  During the three month period ended April 30, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consists of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenues	$426	$2,782	$1,947	$5,052

Gain (loss) from operations before tax	$259	$(1)	$(15)	$(307)
Income tax (expense) benefit	(91)	64	5	227
Net income (loss) from operations	168	63	(10)	(80)

Gain on sale of slot assets	—	—	3,373	—
One-time termination benefits, contract termination costs, and other	—	—	(877)	—
Income tax expense	—	—	(874)	—
Gain on sale of slot assets, net	—	—	1,622	—

Discontinued operations, net	$168	$63	$1,612	$(80)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their net realizable value.

In connection with the discontinuation of our slot products operations, we accrued expenses of $877 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, “Exit Costs”).  The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income.  The following table summarizes the activity for our accrued Exit Costs during the six month period ended April 30, 2004:

	Contract Terminations	Facility Closure	Severance	Total

Exit Costs accrued, initial balance	$366	$324	$187	$877
Cash payments	(51)	(22)	(95)	(168)
Balance, April 30, 2004	$315	$302	$92	$709

Our fiscal 2003 results have been reclassified to reflect our slot products as discontinued operations as follows:

	Year Ended October 31, 2003
	January 31,	April 30,	July 31,	October 31,	Total
Discontinued Operations:
Revenues	$2,270	$2,782	$2,034	$1,990	$9,076

Loss from operations before tax	$(306)	$(1)	$(488)	$(585)	$(1,380)
Income tax benefit	163	64	228	280	735
Net income (loss) from operations	(143)	63	(260)	(305)	(645)

Earnings per share:
Continuing operations
Basic	$0.13	$0.16	$0.20	$0.21	$0.70
Diluted	$0.13	$0.16	$0.19	$0.21	$0.68

Discontinued operations
Basic	$—	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$—	$—	$(0.01)	$(0.02)	$(0.02)

Net income
Basic	$0.13	$0.16	$0.19	$0.20	$0.68
Diluted	$0.13	$0.16	$0.18	$0.19	$0.66

LIQUIDITY AND CAPITAL RESOURCES

(Dollars and Shares in thousands)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations.  We use cash to fund growth in our operating assets, including accounts receivable, inventory, and sales-type leases and to fund new products through both research and development and strategic acquisition of businesses and intellectual property.

In April 2004, we obtained additional capital resources, through the issuance of $150,000 of contingent convertible senior notes (“Notes”).  Our net cash proceeds were approximately $145,400, after deducting note issuance costs.  We have used these proceeds to fund approximately $31,100 for the cash component of our CARD purchase price and approximately $57,500 to repurchase our common stock in private transactions.  The remainder is available for our general corporate purposes.

LIQUIDITY

Working Capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30, 2004	October 31, 2003	Increase (Decrease)	Percentage Change

Cash, cash equivalents, and investments	$84,686	$10,425	$74,261	712.3%
Working capital	$101,311	$25,809	$75,502	292.5%
Current ratio	8.8	3.3	5.5	166.7%

The significant factors underlying the increase in cash, cash equivalents and investments during the six month period ended April 30, 2004, include net proceeds from the issuance of Notes of $145,434, net proceeds from the disposition of slot products assets of  $8,858, cash flow provided by operations of $5,943, net proceeds from option exercise of $4,439, offset by common stock repurchases of $78,661, and aggregate capital expenditures of $2,863.

Cash Flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2004	2003	(Decrease)	Change

Net income	$11,356	$7,349	$4,007	54.5%
Non-cash items	3,347	4,304	(957)	(22.2)%
Income tax related items	323	127	196	154.3%
Net gain from disposition of slot products assets	(2,495)	—	(2,495)	100.0%
Investment in sales-type leases	(2,969)	(1,818)	(1,151)	63.3%
Other changes in operating assets and liabilities	(3,619)	(325)	(3,294)	1,013.5%
Cash flow provided by operating activities	$5,943	$9,637	$(3,694)	(38.3)%

Net income for the six month period ended April 30, 2004, includes the after-tax gain from the sale of our slot products assets of $1,622.

Non-cash items are comprised of depreciation and amortization, provision for bad debts, and provision for inventory obsolescence.  The decrease in non-cash items is due to lower depreciation and amortization expense during the six month period ended April 30, 2004, primarily due to the January 2004 disposition of our slot products assets, offset somewhat by amortization of intangible assets acquired from BTI in February 2004.

Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes.

We utilize sales-type leases as a means to provide financing alternatives to our customers.  It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter.  We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products.

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

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2004	2003	(Decrease)	Change

Net maturities (purchases) of investments	$(19,463)	$8,035	$(27,498)	(342.2)%
Capital expenditures	(2,863)	(2,841)	(22)	0.8%
Business acquired	(6,144)	(1,730)	(4,414)	255.1%
Net proceeds from disposition of slot assets	8,858	—	8,858	100.0%
Other	(2,745)	(6)	(2,739)	45,650.0%
Cash flow provided (used) by investing activities	$(22,357)	$3,458	$(25,815)	(746.5)%

Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.  Our largest use of cash for capital expenditures was for product that we manufacture and capitalize into our leased asset base.  During the six month period ended April 30, 2004, we capitalized $1,895 of products that are leased or available to lease, compared to $1,746 in the comparable prior fiscal year period.

As discussed above, in February 2004, we acquired certain assets from BTI, for total fixed cash consideration of $10,000 and additional contingent consideration of up to $12,000 payable over the next ten years.  Upon closing, we paid $6,000 of the fixed cash consideration and $144 of other direct acquisition expense.  In April 2003, we acquired certain assets from Sega for cash of $1,730.

Net proceeds from the disposition of slot assets includes $8,447 from our sale of substantially all our slot products to IGT in January 2004 and other miscellaneous inventory sales for $411 during the three month period ended April 30, 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2004	2003	(Decrease)	Change

Proceeds from issuance of Notes, net of costs	$145,434	$—	$145,434	100.0%
Proceeds from stock option exercises	4,439	1,772	2,667	150.5%
Repurchases of common stock	(78,661)	(15,642)	(63,019)	402.9%
Cash flow provided (used) by financing activities	$71,212	$(13,870)	$85,082	(613.4)%

Our employees and directors exercised 680 options during the six month period ended April 30, 2004, at an average exercise price of $6.73 per share, compared to 312 options during the comparable prior year period at an average exercise price of $5.74 per share.

During the six month period ended April 30, 2004, we repurchased 2,543 shares of our common stock at an average cost of $30.93 compared to 1,272 at an average cost of $12.30 during the fiscal 2003 prior period.  See discussion of “Stock Repurchase Authorizations” below.

LONG-TERM LIABILITIES

Contingent Convertible Senior Notes.  In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 (the “Notes”) through a private placement under Rule 144A of the Securities Act of 1933.  The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum.  Interest is payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.  After deducting Note issuance costs of $4,566, our net proceeds were $145,434.

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under the following circumstances:

•                  during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

•                  we have called the Notes for redemption and the redemption has not yet occurred;

•                  during the five trading day period immediately after any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 in principal amount of the Notes, provided that, if on the date of any conversion pursuant to this trading price condition, our common stock price on such date is greater than the conversion price but less than 120% of the conversion price, then the holder will be entitled to receive Conversion Value (defined below) equal to the principal amount of the Notes, plus accrued and unpaid interest including liquidated damages, if any; or

•                  upon the occurrence of specified corporate transactions.

Holders may convert any outstanding Notes into cash and shares of our common stock at an initial conversion price per share of $42.11.  This represents a conversion rate of approximately 23.7473 shares of common stock per $1,000 in principal amount of Notes  (the “Conversion Rate”).  Subject to certain exceptions described in the indenture covering these Notes, at the time the Notes are tendered for conversion, the value (the “Conversion Value”) of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the Notes will be determined by multiplying the Conversion Rate by the “Ten Day Average Closing Stock Price,” which equals the average of the closing per share prices of our common stock on the Nasdaq National Market on the ten consecutive trading days beginning on the second trading day following the day the Notes are submitted for conversion. We will deliver the Conversion Value to holders as follows: (1) an amount in cash (the “Principal Return”) equal to the lesser of (a) the aggregate Conversion Value of the Notes to be converted and (b) the aggregate principal amount of the Notes to be converted, and (2) if the aggregate Conversion Value of the Notes to be converted is greater than the Principal Return, an amount in shares (the “Net Shares”) equal to such aggregate Conversion Value less the Principal Return (the “Net Share Amount”). We will pay the Principal Return and deliver the Net Shares, if any, as promptly as practical after determination of the Net Share Amount. The number of Net Shares to be paid will be determined by dividing the Net Share Amount by the Ten Day Average Closing Stock Price.

We may redeem some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of redemption.  In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of repurchase, payable in cash.  Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

We incurred $4,566 of debt issuance costs in connection with the issuance of the Notes.  Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the Notes.  Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

BTI Liabilities.  In connection with our acquisition of certain assets from BTI, we have a current liability for the remaining portion of the fixed installments of $4,000.  In addition, we have recorded an estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  Future amounts paid in excess of this estimate of contingent consideration, if any, will be recorded as goodwill.  If future amounts paid are less than estimated contingent consideration, the then carrying value of the acquired assets will be reduced.

Note Payable.  In August 2002, we purchased a patent and the Bloodhound product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600.  The note bears interest at 2% annually, with principal due in installments of $175 and $250 on August 7, 2004 and 2005, respectively, subject to other terms and conditions.

Credit Facility.  In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

CAPITAL RESOURCES

We believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for the foreseeable future.  Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements.  If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock.  In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock.  Repurchases under all previous outstanding authorizations have been substantially completed.

Under our board authorizations, during the six month periods ended April 30, 2004 and 2003, we repurchased 672 and 1,272 shares of our common stock, respectively, at total costs of $21,161 and $15,642, respectively.

In addition, in April 2004, our board authorized and we repurchased, in private transactions, an additional 1,871 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes.

The following table provides additional monthly detail regarding our share repurchases during the three month period ended April 30, 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
February 1 - February 29	—		$—	—	$30,000
March 1 - March 31	296		$28.92	296	$21,432
April 1 - April 30	2,247	(b)	$31.20	376	$8,839
Total	2,543		$30.93	672

(a)          On October 28, 2003, we announced that our board had authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration.  Amounts represent remaining authorizations as of the period end date.

(b)         On April 21, 2004, our board authorized and we repurchased, in private transactions, 1,871 shares of our common stock with funds provided from the issuance of our contingent convertible senior notes.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations. The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases.

	Payments Due by Year
	October 31,
Contractual Obligations:	2004	2005	2006	2007	2008	Thereafter

Long-term obligations:
Convertible notes	$—	$—	$—	$—	$—	$150,000
Fixed installment, BTI	3,930	—	—	—	—	—
Note payable	175	250	—	—	—	—
Operating leases	564	857	684	512	173	—
Total	$4,669	$1,107	$684	$512	$173	$150,000

BTI Contingent Consideration.  In addition to the fixed installment payment associated with the BTI acquisition noted above, the Agreement includes contingent installments that are based on future revenue performance of Fortune Pai Gow.  Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000.

Employment Agreements.  We have entered into employment contracts, with durations ranging from one to three years, with our corporate officers and certain other key employees.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions.  These contracts are “at will” employment agreements, under which the employee or we may terminate employment.  If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.  As of April 30, 2004, minimum aggregate severance benefits totaled $3,962.

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

Sales and Service Revenue – We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Sales-type leases include payment terms ranging from 30 to 60 months and include a bargain purchase option.  Revenue from the sale of equipment is recorded upon shipment.  If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement.  Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year.  Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

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

FORWARD LOOKING STATEMENTS

There are statements herein which are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “might,” “may,” “could,” “will” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements.

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

•                  advances by competitors;

•                  acceleration and/or deceleration of various product development, promotion and distribution schedules;

•                  product performance issues;

•                  higher than expected manufacturing, service, selling, administrative, product development, promotion and/or distribution costs;

•                  changes in our business systems or in technologies affecting our products or operations;

•                  reliance on strategic relationships with distributors and technology vendors;

•                  current and/or future litigation or claims;

•                  tax matters including changes in tax legislation or assessments by taxing authorities;

•                  acquisitions or divestitures by us or our competitors of various product lines or businesses and, in particular, integration of businesses that we may acquire;

•                  changes to our intellectual property portfolio, such as the issuance of new patents, new intellectual property licenses, loss of licenses, claims of infringement or invalidity of patents;

•                  regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme or approach, etc.) involving us and our products specifically or the gaming industry in general;

•                  general and casino industry economic conditions;

•                  the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally;

•                  our ability to meet our debt service obligations and to refinance our indebtedness, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our; and

•                  various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations.

Additional information on these and other risk factors that could potentially affect our financial results may be found in documents filed by us with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates.  A discussion of our primary market risks are presented below.

Interest Rate Risk. Our current investment portfolio primarily consists of fixed income and investment grade securities.  Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.  If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $53.

Contingent Convertible Senior Notes.  We estimated that the fair value of our Notes, as of April 30, 2004, is $154,300.  The fair value of our Notes is sensitive to changes in both our stock and interest rates.  Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $7,500.  Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value our Notes by $1,500.

Foreign Currency Risk. We operate in numerous countries around the world.  Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial.  With our acquisition of CARD in May 2004, we expect to increase our volume of business that is denominated in foreign currency.  As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates.  When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders held on March 17, 2004, the shareholders approved the following proposals by the indicated votes.  A discussion of each proposal is included in the Company’s Proxy Statement dated February 23, 2004, previously filed with the Securities and Exchange Commission.

	Votes
Matter	For	Against	Abstained	Withheld

1) Proposal to elect four (4) directors to hold office until the next annual meeting or until their successors are elected.
Mark L. Yoseloff	15,325,986			248,897
Don Kornstein	14,724,595			850,291
Garry Saunders	14,703,642			871,241
Ken Robson	14,705,253			869,630

2) Proposal to approve the Shuffle Master, Inc. 2004 Equity Compensation Plan for employees and contractors.	7,985,434	3,112,897	80,890

3) Proposal to approve the Shuffle Master, Inc. 2004 Equity Compensation Plan for Non-Employee Directors.	9,158,651	1,933,734	86,836

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

3.1	Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc. dated March 16, 2004.
10.1

Purchase Agreement, dated May 13, 2004, by and between Casinos Austria AG and Cai Casinoinvest Middle East GMBH on the one hand and Shuffle Master Management – Service GMBH and Shuffle Master GMBH on the other hand.

10.2	Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG and Shuffle Master, Inc. on the other hand.

10.3	Agreement and Guaranty dated May 12, 2004, by and between Casinos Austria AG and Cai Casinoinvest Middle East GMBH on the one hand and Shuffle Master, Inc. on the other hand.
10.4	Purchase Agreement, dated April 15, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. relating to the 1.25% Contingent Convertible Senior Notes due 2024.
10.5

Registration Rights Agreement dated April 21, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. and Goldman, Sachs & Co. relating to the 1.25% Contingent Convertible Senior Notes due 2024.

10.6	Indenture, dated as of April 21, 2004, between Shuffle Master, Inc. and Wells Fargo Bank, N. A. relating to the 1.25% Contingent Convertible Senior Notes due 2024.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

(b)         Reports on Form 8-K

We filed a Current Report on Form 8-K dated February 24, 2004, disclosing our acquisition of certain assets from BET Technologies, Inc.

We filed a Current Report on Form 8-K dated February 26, 2004, that included our press release announcing our financial results for our fiscal first quarter ended January 31, 2004.

We filed a Current Report on Form 8-K dated April 15, 2004, disclosing recent developments and risk factors.  Included as an exhibit was our audited financial statements for the year ended October 31, 2003, reclassified to reflect our slot products operations as discontinued and our change in reportable segments.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date: May 27, 2004

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman and Chief Executive Officer

/s/ Gerald W. Koslow
Gerald W. Koslow
Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting Officer)