Form 10-Q
period 2004-07-31
SHUFFLE MASTER INC
filed 2004-09-02
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes  ☒    No  ☐

As of August 15, 2004, there were 23,184,458 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2004

PART I

ITEM 1.	FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Utility products leases	$4,966	$4,439	$14,318	$12,999
Utility products sales and service	7,079	4,230	16,188	10,179
Entertainment products leases and royalties	6,343	5,358	17,498	15,762
Entertainment products sales and service	4,687	1,347	10,767	1,756
Other	8	7	77	75

Total revenue	23,083	15,381	58,848	40,771

Costs and expenses:
Cost of leases and royalties	2,311	1,618	5,739	4,872
Cost of sales and service	3,266	1,320	6,677	3,104
Selling, general and administrative	5,674	4,048	16,187	11,298
Research and development	1,722	1,129	4,652	2,723

Total costs and expenses	12,973	8,115	33,255	21,997

Income from operations	10,110	7,266	25,593	18,774
Other income (expense)	(514)	63	(1,006)	168

Income from continuing operations before tax	9,596	7,329	24,587	18,942
Provision for income taxes	3,359	2,441	8,606	6,625

Income from continuing operations	6,237	4,888	15,981	12,317
Discontinued operations, net of tax	13	(260)	1,625	(340)

Net income	$6,250	$4,628	$17,606	$11,977

Basic earnings per share:
Continuing operations	$0.27	$0.20	$0.66	$0.49
Discontinued operations	—	(0.01)	0.07	(0.01)

Net income	$0.27	$0.19	$0.73	$0.48

Diluted earnings per share:
Continuing operations	$0.26	$0.19	$0.64	$0.48
Discontinued operations	—	(0.01)	0.06	(0.02)

Net income	$0.26	$0.18	$0.70	$0.46

Weighted average shares outstanding:
Basic	23,076	24,979	24,239	25,175
Diluted	24,032	25,772	25,146	25,838

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	July 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,797	$2,674
Investments	31,787	7,751
Accounts receivable, net	9,493	10,007
Notes receivable	—	648
Investment in sales-type leases, net	3,553	2,075
Inventories	7,097	7,365
Prepaid income taxes	9,537	5,659
Deferred income taxes	1,386	833
Other current assets	707	242

Total current assets	76,357	37,254
Investment in sales-type leases, net	5,379	3,314
Products leased and held for lease, net	4,870	5,777
Property and equipment, net	3,165	2,047
Intangible assets, net	48,426	5,482
Goodwill, net	32,738	3,664
Deferred income taxes	—	1,551
Other assets	6,043	329

Total assets	$176,978	$59,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,842	$5,477
Accrued liabilities	5,620	3,368
Customer deposits and unearned revenue	3,384	2,425
Note payable and current portion of long-term liabilities	4,105	175

Total current liabilities	16,951	11,445
Long-term liabilities, net of current portion	157,892	250
Deferred income taxes	740	—

Total liabilities	175,583	11,695

Contingencies
Shareholders’ equity:
Preferred stock, no par value; 338 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 101,250 shares authorized; 23,179 and 24,715 shares issued and outstanding	232	165
Additional paid-in capital	8,342	—
Deferred compensation	(1,864)	—
Retained earnings (deficit)	(5,840)	47,558
Cumulative currency translation adjustment	525	—

Total shareholders’ equity	1,395	47,723

Total liabilities and shareholders’ equity	$176,978	$59,418

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income	$17,606	$11,977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,400	6,084
Provision for bad debts	386	240
Provision for inventory obsolescence	500	322
Deferred income taxes	2,212	(340)
Tax benefit from stock option exercises	4,381	1,893
Net gain on slot disposition	(2,495)	—
Changes in operating assets and liabilities:
Accounts receivable	983	(314)
Notes receivable	648	652
Investment in sales-type leases	(3,718)	(3,671)
Inventories	(1,682)	(1,285)
Other current assets	214	(113)
Accounts payable and accrued liabilities	(2,810)	1,117
Customer deposits and unearned revenue	861	958
Prepaid income taxes	(4,239)	(1,399)

Net cash provided by operating activities	18,247	16,121

Cash flows from investing activities:
Purchases of investments	(32,036)	(12,598)
Proceeds from sale and maturities of investments	8,000	17,094
Payments for products leased and held for lease	(2,543)	(2,945)
Purchases of property and equipment	(1,831)	(501)
Purchases of intangible assets	(930)	(931)
Acquisitions of businesses, net of cash acquired	(38,437)	(1,730)
Proceeds from sale of slot assets	8,858	—
Other	(935)	(104)

Net cash used by investing activities	(59,854)	(1,715)

Cash flows from financing activities:
Proceeds from issuance of convertible Notes	150,000	—
Repurchases of common stock	(99,112)	(16,714)
Debt issuance costs	(4,781)	—
Proceeds from issuances of common stock, net	5,761	2,825
Other	(138)	—

Net cash provided (used) by financing activities	51,730	(13,889)

Net increase in cash and cash equivalents	10,123	517
Cash and cash equivalents, beginning of period	2,674	3,604

Cash and cash equivalents, end of period	$12,797	$4,121

Cash paid for:
Income taxes	$707	$6,041
Interest	$—	$9
Non-cash transactions:
Note payable and contingent consideration issued for acquisition of BTI	$11,616	$—
Common stock issued for acquisition of CARD	$24,557	$—
Issuance of restricted stock	$1,956	$—

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit and per share amounts)

1.	DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of Business. We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our newly re-engineered Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps and roulette, for space on the casino floor.

We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products, both in the United States and Europe.

Our internet address is www.shufflemaster.com. Through the “Investor Relations” page at our internet website, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission.

Basis of Presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of July 31, 2004, and for the three and nine month periods ended July 31, 2004 and 2003, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and nine month periods ended July 31, 2004, are not necessarily indicative of the results to be expected for the year ending October 31, 2004. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2003.

Effective May 1, 2004, we acquired CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”). Effective February 24, 2004, we acquired certain assets of BET Technologies, Inc. (“BTI”). Each of these acquisitions is included in our consolidated financial statements beginning on the effective date of the transactions; see Note 2.

In July 2000, we entered into multi-year agreements (the “IGT Alliance”) that granted licenses to International Game Technology (“IGT”) to develop and manufacture slot games. In January 2004, we terminated the IGT Alliance in connection with the sale of substantially all of our slot products assets to IGT. During the term of the agreements, we purchased the games from IGT and recorded them at cost as products leased and held for lease. The agreements provided that revenues and specified expenses associated with the games were split equally and between us and IGT. Our consolidated statements of income include our share of these revenues and expenses, as discontinued operations, through December 31, 2003. See Note 3.

Pro Forma Stock Based Compensation Expense. We account for stock options and restricted stock granted to our employees and directors using the intrinsic value method. Intrinsic value represents the excess, if any, of the market value of the underlying common stock at the date of grant over the exercise price of the stock option or purchase price, if any, of the restricted stock.

Restricted stock – During the three month period ended July 31, 2004, we issued 60 shares of restricted stock with an aggregate fair value of $1,956. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, includes $60, net of tax, of amortization of restricted stock compensation for the three month period ended July 31, 2004. There were no grants of restricted stock in prior periods.

Stock options – No compensation expense was recorded for stock options in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant. If compensation expense for our stock option grants had been determined based on their estimated fair value at the grant dates, our net income and earnings per share would have been as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net income, as reported	$6,250	$4,628	$17,606	$11,977
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,623)	(1,193)	(7,297)	(3,458)

Pro forma net income	$4,627	$3,435	$10,309	$8,519

Earnings per common share, basic:
As reported	$0.27	$0.19	$0.73	$0.48
Pro forma	0.20	0.14	0.43	0.34
Earnings per common share, diluted:
As reported	$0.26	$0.18	$0.70	$0.46
Pro forma	0.19	0.13	0.41	0.33
Weighted average fair value of options granted during the period	$19.68	$16.03	$16.24	$12.76

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model. The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to our stock incentive plans.

In February 2004, we renewed our Chief Executive Officer’s employment agreement, extending his employment through October 2007. The agreement provided for the grant of 247 options, of which 165 options cliff vest on October 31, 2005 and 82 options which cliff vest on October 31, 2006. The option grants also provided for a vesting acceleration if our common stock prices exceed prices ranging from 30% to 50% over our common stock price on the date of grant. During April 2004, our common stock price exceeded the 50% increase threshold, and accordingly, the 247 options granted became fully vested. This resulted in the full Black-Scholes value of the grant of $3,441 being reflected as pro forma compensation expense during the nine month period ended July 31, 2004.

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

Recently Issued or Adopted Accounting Standards. In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees”, that, if adopted, would replace existing accounting standards for stock-based compensation. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date.

2.	ACQUISITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six®, a continuous shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s products under development include the Easy Chipper™, a next-generation chip sorting device.

The acquisition is being accounted for using the purchase method of accounting. Consideration to the seller consisted of a Euro-denominated cash payment of € 25,935 and the issuance of 767,076 shares of our common stock. In addition, we estimate total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $1,773. The estimated total purchase price is comprised of the following:

Cash, net of cash acquired of $268	$30,520
Common stock of Shuffle Master, Inc.	24,557
Other direct acquisition costs	1,773

Total purchase price	$56,850

The preliminary allocation of the purchase price, which is subject to change based on a final valuation of the assets acquired and liabilities assumed and management’s evaluation of its integration plans, is comprised of the following:

Historical book value of CARD net assets, excluding cash acquired, as of May 1, 2004	$1,400
Estimated fair value adjustments relating to:
Deferred income taxes	181
Intangible assets, average life of 7 years	27,310
Goodwill	28,984
Accrued liabilities	(1,025)

$56,850

Intangible assets relate primarily to acquired products and their related intellectual property, primarily the one2six shuffler, the Easy Chipper chip sorting machine and a trademark. The values assigned to acquired products will be amortized over their estimated useful lives on a pro rata basis to the associated revenues. The trademark will be amortized over its estimated useful life using the straight-line method.

Accrued liabilities is comprised of vendor related obligations of $666 and an obligation to the seller to provide up to $359 of product at no charge. The deferred tax asset reflects the timing difference for book and tax purposes of these accrued liabilities.

The following pro forma information has been prepared from the historical financial statements of Shuffle Master, Inc. and CARD. The pro forma information gives effect to the combination as if it had occurred on November 1, 2003 and 2002, respectively.

	Nine Months Ended July 31,
	2004	2003
Revenue	$63,164	$46,391
Income from continuing operations	15,150	12,086
Net income	16,775	11,746
Continuing operations:
Basic earnings per share	0.61	0.47
Diluted earnings per share	0.59	0.45
Net income:
Basic earnings per share	0.68	0.45
Diluted earnings per share	0.65	0.44

The pro forma financial information is not necessarily indicative of what the financial position or results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, it is not indicative of future results of operations and does not reflect any synergies or other changes that may occur as a result of the acquisition.

BTI. On February 24, 2004, we acquired certain assets of BTI, a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games was 1,090 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and, subject to the terms of the Agreement, $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

These transactions with IGT substantially completed our divestiture of slot products assets. Additionally, during the nine month period ended July 31, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenues	$248	$2,034	$2,195	$7,086

Gain (loss) from operations before tax	$92	$(488)	$77	$(795)
Income tax (expense) benefit	(32)	228	(27)	455

Net income (loss) from operations	60	(260)	50	(340)

Gain (loss) on sale of slot assets	(67)	—	3,306	—
One-time termination benefits, contract termination costs, and other	(6)	—	(883)	—
Income tax (expense) benefit	26	—	(848)	—

Gain (loss) on sale of slot assets, net	(47)	—	1,575	—

Discontinued operations, net	$13	$(260)	$1,625	$(340)

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

The following table summarizes the activity for our accrued Exit Costs during the nine month period ended July 31, 2004:

	Contract Terminations	Facility Closure	Severance	Total
Exit Costs accrued, initial balance	$366	$324	$187	$877
Additional costs accrued	—	202	—	202
Cash payments	(101)	(71)	(146)	(318)

Balance, July 31, 2004	$265	$455	$41	$761

4.	RECEIVABLES, INVENTORIES, AND LEASED PRODUCTS

	July 31, 2004	October 31, 2003
Accounts receivable, net:
Trade receivables	$10,052	$9,326
Accrued revenue	126	1,021
Less: allowance for bad debts	(685)	(340)

	$9,493	$10,007

Notes receivable	$—	$648

Accrued revenue represents estimated unbilled participation revenue from slot leases. The notes receivable related to sales to a foreign distributor, bore interest at 3% and were paid in full as of January 31, 2004.

	July 31, 2004	October 31, 2003
Investment in sales-type leases, net:
Minimum lease payments	$10,154	$6,155
Less: interest	(822)	(541)
Less: allowance for bad debts	(400)	(225)

Investment in sales-type leases, net	8,932	5,389
Less: current portion	(3,553)	(2,075)

Long-term portion	$5,379	$3,314

Investment in sales-type leases includes amounts receivable under capital lease arrangements. Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 30 to 60 months and contain bargain purchase options. At July 31, 2004, one group of properties with some common ownership accounted for approximately 12% of our outstanding investment in sales-type leases.

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

	July 31, 2004	October 31, 2003
Inventories:
Raw materials and component parts	$4,724	$3,263
Work-in-process	437	374
Finished goods	3,114	1,727

	8,275	5,364
Less: allowance for inventory obsolescence	(1,178)	(705)

	7,097	4,659
Discontinued slot products, net	—	2,706

	$7,097	$7,365

Products leased and held for lease, net:
Utility products	$12,810	$11,241
Entertainment products	2,457	2,350

	15,267	13,591
Less: accumulated depreciation	(10,440)	(9,595)

	4,827	3,996
Discontinued slot products, net	43	1,781

	$4,870	$5,777

5.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets. All of our recorded intangible assets are subject to amortization. Amortization expense was $1,263 and $514 for the three month periods ended July 31, 2004 and 2003, respectively, and $2,168 and $1,545 for the nine month periods ended July 31, 2004 and 2003, respectively.

Intangible assets are comprised of the following:

	July 31, 2004	October 31, 2003
Patents, games and products	$50,962	$5,642
Less: accumulated amortization	(3,820)	(2,118)

	47,142	3,524

Licenses and other	3,124	3,723
Less: accumulated amortization	(1,840)	(1,897)

	1,284	1,826

Slot products	—	3,370
Less: accumulated amortization	—	(3,238)

	—	132

Intangible assets, net	$48,426	$5,482

Intangible assets include both $17,760 and $27,310 of patents, games and trademark acquired from BTI in February 2004 and CARD in May 2004, respectively. The acquired intangible assets have definite lives.

Estimated amortization expense is as follows:

Year ending October 31,
2004	$2,277
2005	$5,387
2006	$6,317
2007	$6,947
2008	$7,445

Goodwill. Changes in the carrying amount of goodwill for the nine month period ended July 31, 2004, are as follows:

Balance at October 31, 2003	$3,664
Goodwill acquired during the period	28,984
Foreign currency translation adjustment	90

Balance at July 31, 2004	$32,738

All of our goodwill originates from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life.

6.	NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities are summarized as follows:

	July 31, 2004	October 31, 2003
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$—
Note payable, fixed rate interest at 2.00%, due in installments through 2005	425	425
BTI acquisition (see Note 2)
Fixed installment, non-interest bearing, due 2004	3,930	—
Contingent consideration	7,616	—
Other	26	—

	161,997	425
Less: current portion	(4,105)	(175)

	$157,892	$250

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

Through July 31, 2004, we incurred $4,781 of debt issuance costs in connection with the issuance of the Notes. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the Notes. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

Note Payable. In August 2002, we purchased a patent and the Bloodhound product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal due in installments of $175 that was paid in August 2004 and $250 due on August 7, 2005, subject to other terms and conditions.

Credit Facility. In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

7.	SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the nine month period ending July 31, 2004:

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Cumulative Currency Translation	Total Shareholders’ Equity
	Shares	Amount
October 31, 2003	24,715	$165	$—	$—	$47,558	$—	$47,723
Common stock repurchased	(3,173)	(32)	(20,445)	—	(78,635)	—	(99,112)
Common stock options exercised	812	8	1,183	—	4,570	—	5,761
Tax benefit from stock options	—	—	1,100	—	3,281	—	4,381
Restricted stock	60	1	1,955	(1,864)	—		92
Currency translation	—	—	—	—	—	525	525
Stock split	(2)	82	—	—	(220)	—	(138)
CARD acquisition	767	8	24,549	—	—	—	24,557
Net income	—	—	—	—	17,606	—	17,606

July 31, 2004	23,179	$232	$8,342	$(1,864)	$(5,840)	$525	$1,395

Common Stock Repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of July 31, 2004, $18,386 remained outstanding under this authorization. Repurchases under all previous outstanding authorizations have been substantially completed.

Under our board authorizations, during the nine month periods ended July 31, 2004 and 2003, we repurchased 1,302 and 1,333 shares of our common stock, respectively, at total costs of $41,612 and $16,714, respectively. We cancel shares that we repurchase.

In addition, in April 2004, our board authorized and we repurchased, in private transactions, an additional 1,871 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes. See Note 6.

Tax Benefit from Stock Option Exercises. During the nine month periods ended July 31, 2004 and 2003, we recorded income tax benefits of $4,381 and $1,893, respectively, related to deductions for employee stock option exercises. These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

Comprehensive Income. Comprehensive income is the total of net income and all other non-stockholder related changes in equity. Comprehensive income consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net income	$6,250	$4,628	$17,606	$11,977
Currency translation adjustment	525	—	525	—

Comprehensive income	$6,775	$4,628	$18,131	$11,977

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

Shares used to compute basic and diluted earnings per share from continuing operations are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Income from continuing operations	$6,237	$4,888	$15,981	$12,317

Basic:
Weighted average shares	23,076	24,979	24,239	25,175

Diluted:
Weighted average shares, basic	23,076	24,979	24,239	25,175
Dilutive impact of options and restricted stock outstanding	956	793	907	663

Weighted average shares, diluted	24,032	25,772	25,146	25,838

Basic earnings per share	$0.27	$0.20	$0.66	$0.49
Diluted earnings per share	$0.26	$0.19	$0.64	$0.48

9.	EQUITY INCENTIVE PLANS

Stock Options. During the nine month period ended July 31, 2004, our stock option activity and weighted average exercise prices were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, October 31, 2003	3,035	$11.96
Granted	589	26.66
Exercised	(812)	7.23
Forfeited	(203)	14.86

Outstanding, July 31, 2004	2,609	16.15

Exercisable, July 31, 2004	1,066	$14.55

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

The 2004 Plan provides for the grants of Awards to our officers, other employees and contractors. The maximum number of Awards which may be granted is 1,800 of which no more than 1,260 may be granted as restricted stock. The 2004 Directors’ Plan provides for the grants of Awards to our non-employee directors. The maximum number of Awards which may be granted is 750 of which no more than 525 may be granted as restricted stock. As of July 31, 2004, 1,610 and 678 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

10.	OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Interest income	$318	$72	$600	$202
Interest expense	(531)	(3)	(589)	(9)
Foreign currency loss	(301)	(1)	(1,017)	(9)
Other	—	(5)	—	(16)

	$(514)	$63	$(1,006)	$168

Prior to the completion of our CARD acquisition, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the nine month period ended July 31, 2004. As of July 31, 2004, we had outstanding two Euro – U.S. dollar foreign exchange contracts with exactly offsetting exchange rates and each with an underlying notional amount of €10,000. These contracts mature in February 2005.

11.	OPERATING SEGMENTS

We have five primary product lines: Shufflers, Proprietary Table Games, Table Master, Intelligent Table System (“ITS”) and Chip Sorting Machines. Our Shufflers and Proprietary Table Games are each significant to our operating results. Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date. We added Chip Sorting Machines to our product offerings in May 2004 with our acquisition of CARD.

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments. We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, ITS and Chip Sorting Machine product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

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

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Utility Products	$12,045	$8,669	$30,506	$23,178
Entertainment Products	11,030	6,705	28,265	17,518
Corporate	8	7	77	75

	$23,083	$15,381	$58,848	$40,771

Operating Income (Loss):
Utility Products	5,395	4,478	13,763	12,229
Entertainment Products	8,657	5,505	22,012	14,361
Corporate	(3,942)	(2,717)	(10,182)	(7,816)

	$10,110	$7,266	$25,593	$18,774

Depreciation and Amortization:
Utility Products	$1,279	$541	$2,382	$1,521
Entertainment Products	593	192	1,247	525
Corporate	453	294	994	877

	$2,325	$1,027	$4,623	$2,923

Capital Expenditures:
Utility Products	$817	$1,047	$2,617	$2,828
Entertainment Products	146	20	756	318
Corporate	1,552	236	1,908	596

	$2,515	$1,303	$5,281	$3,742

12.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of July 31, 2004, our significant inventory purchase commitments totaled $2,632.

Employment Agreements. We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2004, minimum aggregate severance benefits totaled $3,654.

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

CARD - We were involved in continued litigation with CARD in the United States, Australia and the United Kingdom. On May 13, 2004, effective May 1, 2004, we completed our acquisition of CARD. As part of the acquisition, all litigation between the companies in the United States, Australia and the United Kingdom have been terminated and dismissed. We have also had returned to us the $1,000 cash security we posted in connection with the preliminary injunction that we obtained in the United States against CARD.

GEI - On July 15, 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U. S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Game infringes one of our Three Card Poker patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has not yet answered our complaint, but we expect that GEI will contest all of the claims alleged in our complaint. We believe that we will prevail in this litigation.

MP Games - On July 30, 2004, we filed a complaint against MP Games LLC and certain other defendants in the U. S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System violates two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are also seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have not yet answered our complaint but, we expect that all of the defendants will contest all of the claims alleged in our complaint. We believe that we will prevail in this litigation.

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

BUSINESS OVERVIEW

(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our newly re-engineered Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound™ and Intelligent Table System™ products. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps and roulette, for space on the casino floor.

We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products, both in the United States and Europe.

Management’s Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” elsewhere in this quarterly report.

ACQUISITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”) from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six, a continuous shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s products under development include the Easy Chipper™, a next-generation chip sorting device.

The acquisition is being accounted for using the purchase method of accounting. Consideration to the seller consisted of a Euro-denominated cash payment of € 25,935 and the issuance of 767,076 shares of our common stock. In addition, we estimate total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $1,773.

BTI. On February 24, 2004, we acquired certain assets of BET Technologies, Inc. (“BTI”), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow, Royal Match 21, and Casino War table games was 1,090 units.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and, subject to the terms of the Agreement, $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.2%	19.1%	21.1%	19.6%

Gross margin	75.8%	80.9%	78.9%	80.4%
Selling, general and administrative	24.6%	26.3%	27.5%	27.7%
Research and development	7.4%	7.4%	7.9%	6.7%

Income from operations	43.8%	47.2%	43.5%	46.0%
Other income (expense), net	(2.2%)	0.4%	(1.7%)	0.4%

Income from continuing operations before tax	41.6%	47.6%	41.8%	46.4%
Provision for income taxes	14.6%	15.8%	14.6%	16.2%

Income from continuing operations	27.0%	31.8%	27.2%	30.2%
Discontinued operations, net of tax	0.1%	(1.7%)	2.8%	(0.8%)

Net income	27.1%	30.1%	30.0%	29.4%

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

REVENUE AND GROSS MARGIN

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Leases and royalties	$11,309	$9,797	$31,816	$28,761
Sales and service	11,766	5,577	26,955	11,935
Other	8	7	77	75

Total	$23,083	$15,381	$58,848	$40,771

Cost of revenue:
Leases and royalties	$2,311	$1,618	$5,739	$4,872
Sales and service	3,266	1,320	6,677	3,104
Other	—	—	—	—

Total	$5,577	$2,938	$12,416	$7,976

Gross margin:
Leases and royalties	$8,998	$8,179	$26,077	$23,889
Sales and service	8,500	4,257	20,278	8,831
Other	8	7	77	75

Total	$17,506	$12,443	$46,432	$32,795

Gross margin percentage:
Leases and royalties	79.6%	83.5%	82.0%	83.1%
Sales and service	72.2%	76.3%	75.2%	74.0%
Total	75.8%	80.9%	78.9%	80.4%
Percentage increase vs. prior year period:
Revenue	50.1%		44.3%
Gross margin	40.7%		41.6%

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

Our overall revenue growth was primarily due to the increase in both leased and sold units in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products, the expansion of legal gaming into new jurisdictions and the acquisitions of products. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Intellectual property amortization expense associated with products related to our CARD and BTI acquisitions is recorded as a cost of sales. As a result, although total gross margin dollars increased, gross margin as a percentage of revenue declined. Amortization expense associated with these products was $929 for the three month period ended July 31, 2004, representing an approximate 4 point decline in gross margin percentage.

Leases and royalties gross margin percentage for the three and nine month periods ended July 31, 2004, declined primarily due to the 2004 periods including amortization expense from table games acquired from BTI.

Sales and service gross margin percentage decreased for the three month period ended July 31, 2004, primarily due to the inclusion of the CARD product lines beginning May 1, 2004. The reduction in the sales gross margin percentage from the CARD products was offset somewhat by a greater volume of the sale of lifetime licenses for our proprietary table games, which generally carry higher margins. For the nine month comparison, the positive gross margin impact from the sale of lifetime licenses exceeded the negative impact from the CARD product lines; thus, the gross margin percentage increased.

OPERATING EXPENSES

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Selling, general and administrative	$5,674	$4,048	$16,187	$11,298
Percentage of revenue	24.6%	26.3%	27.5%	27.7%
Research and development	$1,722	$1,129	$4,652	$2,723
Percentage of revenue	7.4%	7.4%	7.9%	6.7%

Selling, General and Administrative Expenses (“SG&A”). SG&A increased 40.2% and 43.3% for the three and nine month periods ended July 31, 2004 and 2003, respectively. However, the rate of increase in SG&A expenses was not as great as the rate of increase in revenue, and as such, SG&A as a percentage of revenue declined. Legal fees associated with our legal proceedings, which were $2,627 for the nine month period ended July 31, 2004 compared to $1,059 for the prior year period, account for the largest component of our increase in SG&A. We expect that our legal fees will continue to vary from quarter to quarter depending on our level of legal activity to protect our intellectual property.

Research and Development Expenses (“R&D”). Our R&D spending increased for the three and nine month periods ended July 31, 2004, primarily due to the re-engineering of our Table Master product line, which we acquired in April 2003.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Interest income	$318	$72	$600	$202
Interest expense	(531)	(3)	(589)	(9)
Foreign currency loss	(301)	(1)	(1,017)	(9)
Other	—	(5)	—	(16)

	$(514)	$63	$(1,006)	$168

Interest income increased primarily due to increases in our sales-type leasing activities over the past year which have resulted in a greater investment in sales-type lease balance as of July 31, 2004. Sales-type leases bear interest. The increase in interest expense is due to the issuance of $150,000 of contingent convertible senior notes in April 2004. A more detailed discussion of these Notes is included below under the heading “Liquidity and Capital Resources.”

Prior to the completion of our CARD acquisition, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the nine month period ended July 31, 2004.

INCOME TAXES

Our effective tax rate for continuing operations for the three and nine month periods ended July 31, 2004, was 35.0% compared to effective tax rates of 33.3% and 35.0% for the three and nine month periods ended July 31, 2003. Looking forward, our annual effective tax rate may exceed 35.0%. Our estimate of our effective tax rate may fluctuate due to variation in our taxable income, changes in tax legislation, changes in our estimates of federal tax credits and other tax deductions.

During the nine month periods ended July 31, 2004 and 2003, we recorded income tax benefits of $4,381 and $1,893, respectively, related to deductions for employee stock option exercises. These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no effect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Income from continuing operations	$6,237	$4,888	$15,981	$12,317
Basic earnings per share	$0.27	$0.20	$0.66	$0.49
Diluted earnings per share	$0.26	$0.19	$0.64	$0.48
Weighted average shares data:
Basic	23,076	24,979	24,239	25,175
Dilutive impact of stock options and restricted stock	956	793	907	663

Diluted	24,032	25,772	25,146	25,838

Outstanding shares data:
Shares outstanding, beginning of period	22,850	24,953	24,715	25,914
Options exercised	132	148	812	460
Shares repurchased	(630)	(60)	(3,173)	(1,333)
CARD acquisition	767	—	767	—
Restricted stock	60	—	60	—
Other	—	—	(2)	—

Shares outstanding, end of period	23,179	25,041	23,179	25,041

On March 16, 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted for all periods presented herein to reflect our three-for-two stock split.

Diluted earnings per share from continuing operations increased 36.8% and 33.3% for the three and nine month periods ended July 31, 2004, respectively, when compared to the prior year fiscal periods.

SEGMENT OPERATING RESULTS

(Dollars in thousands)

SEGMENT OVERVIEW

We have five primary product lines: Shufflers, Proprietary Table Games, Table Master, Intelligent Table System (“ITS”) and Chip Sorting Machines. Our Shufflers and Proprietary Table Games are each significant to our operating results. Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date. We added Chip Sorting Machines to our product offerings in May 2004 with our acquisition of CARD.

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

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments. We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, ITS and Chip Sorting Machine product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that Installed Unit Base is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next-generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we do not know precisely the number of units currently active in use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$4,966	$4,439	$527	11.9%
Sales and service	7,079	4,230	2,849	67.4%

Total	$12,045	$8,669	$3,376	38.9%

Utility Products segment operating income	$5,395	$4,478	$917	20.5%
Utility Products segment operating margin	44.8%	51.7%
Shufflers installed base (end of quarter)
Lease units	3,941	3,562	379	10.6%

Sold units, inception-to-date
Beginning of quarter	8,258	6,677	1,581	23.7%
Sold during quarter	582	377	205	54.4%
CARD installed base at the acquisition date	1,602	—	1,602	—
Less trade-ins and exchanges	(41)	(30)	(11)	36.7%

End of quarter	10,401	7,024	3,377	48.1%

Total installed base	14,342	10,586	3,756	35.5%

Utility Products segment revenue is derived substantially from our shuffler product line. Revenue from our Bloodhound products is not material for the periods presented and our Intelligent Table System products are in the development stage.

The increase in shuffler lease revenue for our fiscal 2004 third quarter reflects the greater number of units on lease offset by a slight decline in overall average lease price. Although the average lease price of our various shuffler models has remained consistent or increased, our shuffler installed base during our fiscal 2004 third quarter includes a greater percentage of our lower-priced Deck Mate® multi-deck batch shuffler models, and, as a result, the overall shuffler average lease price slightly declined. Our shuffler lease units increased 57 units, or 1.5% during our fiscal 2004 third quarter, comprised of the net placement of 170 Deck Mate, 47 Ace®, and 2 other shuffler units and offset by the net conversion of 162 leased units to sold units (“conversion units”). This compares to a net increase in shuffler lease units of 155, or 4.5%, during our fiscal 2003 third quarter.

The increase in shuffler sales and service revenue for our fiscal 2004 third quarter primarily reflects the expansion of our shuffler product offering from our acquisition of CARD, and the related sales of one2six shufflers. Sold shuffler units of 582 and 377 for our fiscal 2004 and 2003 third quarters, respectively, includes 162 and 149 conversion units, respectively. The percentage increase in shuffler sales and service revenue was greater than the percentage increase in units sold due to the product mix. The three month period ended July 31, 2004 included a greater percentage of sales from our higher priced models.

Utility Products segment operating income for the third quarter of fiscal 2004 increased when compared to the prior fiscal year; however, as a percentage of revenue, the Utility Products operating margin declined due to the following factors. Shuffler gross margin percentage for the three month period ended July 31, 2004, was lower compared to the prior year period because the 2004 period includes amortization expense associated with our newly-acquired shuffler models, primarily the one2six shuffler. As our newly-acquired products become a greater percentage of our overall Utility Products volume, we expect that amortization expense will have an increasing impact on our overall Utility Products operating margin. The decline in gross margin was somewhat offset because sales and service expenses allocated to our Utility Products segment did not increase at the same rate as Utility Products revenues.

	Nine Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$14,318	$12,999	$1,319	10.1%
Sales and service	16,188	10,179	6,009	59.0%

Total	$30,506	$23,178	$7,328	31.6%

Utility Products segment operating income	$13,763	$12,229	$1,534	12.5%
Utility Products segment operating margin	45.1%	52.8%

For the nine month period ended July 31, 2004, the factors that contributed to the increase in Utility Products segment revenue and the decline in segment operating margin as a percentage of sales are similar to the three month period ended July 31, 2004. For the nine month period ended July 31, 2004, we sold 1,369 shuffler units (including 415 conversion units) compared to 885 (including 359 conversion units) for the nine month period ended July 31, 2003.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$6,343	$5,358	$985	18.4%
Sales and service	4,687	1,347	3,340	248.0%

Total	$11,030	$6,705	$4,325	64.5%

Entertainment Products segment operating income	$8,657	$5,505	$3,152	57.3%
Entertainment Products segment operating margin	78.5%	82.1%
Table games installed base (end of quarter)
Royalty units
Three Card Poker	999	977	22	2.3%
Let It Ride Bonus and basic	499	608	(109)	(17.9%)
Royal Match 21	577	—	577	—
Fortune Pai Gow	540	—	540	—
Other games	260	77	183	237.7%

Total	2,875	1,662	1,213	73.0%

Sold units, inception-to-date
Let It Ride Bonus and basic	135	33	102	309.1%
Three Card Poker	151	—	151	—
Other games	2	—	2	—

Subtotal	288	33	255	772.7%

Total installed base	3,163	1,695	1,468	86.6%

Entertainment Products segment revenue is derived substantially from our proprietary table game products. Revenue from our Table Master products is not material for the periods presented.

Our table games installed base of royalty units increased 9 units during our fiscal 2004 third quarter, comprised of the net placement of 119 royalty units offset by the sale of 110 lifetime licenses. This compares to a net increase of 41 units during our fiscal 2003 third quarter. The royalty revenue increase is due to the increase in the installed units and was partially offset by a decline in the average royalty rate for table games. The decline in average royalty rate is due to a change in the mix of games in the installed base from the higher-priced Let It Ride and Three

Card Poker games to our newly acquired BTI and other lower-priced table games. Our recently introduced Four Card Poker® table game is the greatest contributor to the increase in other games units.

Entertainment Products sales for our fiscal 2004 third quarter are primarily the sale of lifetime licenses for our proprietary table games, which we began selling in our fiscal 2003 third quarter.

During the third quarter of fiscal 2004, Entertainment Products operating income increased consistent with the increase in Entertainment Products revenue. However, as a percentage of revenue, the Entertainment Products operating margin declined during our fiscal 2004 third quarter compared to the prior fiscal year third quarter. The decline was primarily due to amortization expense associated with intellectual property acquired from BTI, which is expected to be approximately $1,500 per year. In addition, Entertainment Products segment operating profit reflects our continued research and development investment in our Table Master product line.

	Nine Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$17,498	$15,762	$1,736	11.0%
Sales and service	10,767	1,756	9,011	513.2%

Total	$28,265	$17,518	$10,747	61.3%

Entertainment Products segment operating income	$22,012	$14,361	$7,651	53.3%
Entertainment Products segment operating margin	77.9%	82.0%

For the nine month period ended July 31, 2004, the factors that contributed to the increase in Entertainment Products segment revenue and the decline in segment operating margin as a percentage of revenue are the same as for the three month period ended July 31, 2004. Table royalty units increased 1,215 units during the nine month period ended July 31, 2004 (including 1,090 units acquired from BTI) compared to an increase of 145 units during the prior year nine month period. We sold 216 lifetime licenses for table games during the nine month period ended July 31, 2004, compared to 23 in the prior year period.

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

These transactions with IGT substantially completed our divestiture of slot products assets. Additionally, during the nine month period ended July 31, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consists of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenues	$248	$2,034	$2,195	$7,086

Gain (loss) from operations before tax	$92	$(488)	$77	$(795)
Income tax (expense) benefit	(32)	228	(27)	455

Net income (loss) from operations	60	(260)	50	(340)

Gain (loss) on sale of slot assets	(67)	—	3,306	—
One-time termination benefits, contract termination costs, and other	(6)	—	(883)	—
Income tax (expense) benefit	26	—	(848)	—

Gain (loss) on sale of slot assets, net	(47)	—	1,575	—

Discontinued operations, net	$13	$(260)	$1,625	$(340)

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

The following table summarizes the activity for our accrued Exit Costs during the nine month period ended July 31, 2004:

	Contract Terminations	Facility Closure	Severance	Total
Exit Costs accrued, initial balance	$366	$324	$187	$877
Additional costs accrued	—	202	—	202
Cash payments	(101)	(71)	(146)	(318)

Balance, July 31, 2004	$265	$455	$41	$761

Our fiscal 2003 results have been reclassified to reflect our slot products as discontinued operations as follows:

	Year Ended October 31, 2003
	January 31,	April 30,	July 31,	October 31,	Total
Discontinued Operations:
Revenues	$2,270	$2,782	$2,034	$1,990	$9,076

Loss from operations before tax	$(306)	$(1)	$(488)	$(585)	$(1,380)
Income tax benefit	163	64	228	280	735

Net income (loss) from operations	$(143)	$63	$(260)	$(305)	$(645)

Earnings per share:
Continuing operations
Basic	$0.13	$0.16	$0.20	$0.21	$0.70
Diluted	$0.13	$0.16	$0.19	$0.21	$0.68
Discontinued operations
Basic	$—	$—	$(0.01)	$(0.01)	$(0.02)
Diluted	$—	$—	$(0.01)	$(0.02)	$(0.02)
Net income
Basic	$0.13	$0.16	$0.19	$0.20	$0.68
Diluted	$0.13	$0.16	$0.18	$0.19	$0.66

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, and sales-type leases and to fund new products through both research and development and strategic acquisition of businesses and intellectual property.

In April 2004, we obtained additional capital resources, through the issuance of $150,000 of contingent convertible senior notes due 2024 (the “Notes”). Our net cash proceeds were approximately $145,200, after deducting note issuance costs. We used $57,500 of the net proceeds from the Notes to repurchase shares of our common stock in open market purchases or privately negotiated transactions, which included shares sold short by purchasers of the Notes concurrently with and contingent upon their purchase of the Notes. We used $30,788 to fund our cash payment for our acquisition of CARD, excluding cash acquired and other direct expenses. We intend to use the remainder of the net proceeds from the Notes for general corporate purposes, including additional repurchases of our common stock. In addition to the concurrent repurchase of $57,500 of shares of our common stock, we have used $33,045 of the proceeds to repurchase additional shares of our common stock through July 31, 2004. As of July 31, 2004, we remain authorized by our board to repurchase and may, from time to time, repurchase up to an additional $18,386 of our outstanding common stock. The timing of our repurchases of our common stock will be dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

LIQUIDITY

Working Capital. The following summarizes our cash, cash equivalents and working capital:

	July 31, 2004	October 31, 2003	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$44,584	$10,425	$34,159	327.7%
Working capital	$59,406	$25,809	$33,597	130.2%
Current ratio	4.5	3.3	1.2	36.4%

The significant factors underlying the increase in cash, cash equivalents and investments during the nine month period ended July 31, 2004, include net proceeds from the issuance of Notes of $145,219, net proceeds from the disposition of slot products assets of $8,858, cash flow provided by operations of $18,247, net proceeds from stock option exercises of $5,761, offset by common stock repurchases of $99,112, acquisitions of businesses of $38,437 and aggregate capital expenditures of $5,304.

Cash Flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Nine Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Net income	$17,606	$11,977	$5,629	47.0%
Non-cash items	6,286	6,646	(360)	(5.4%)
Income tax related items	2,354	154	2,200	1,428.6%
Net gain from disposition of slot products assets	(2,495)	—	(2,495)	—
Investment in sales-type leases	(3,718)	(3,671)	(47)	1.3%
Other changes in operating assets and liabilities	(1,786)	1,015	(2,801)	(276.0%)

Cash flow provided by operating activities	$18,247	$16,121	$2,126	13.2%

Net income for the nine month period ended July 31, 2004, includes the after-tax gain from the sale of our slot products assets of $1,575.

Non-cash items are comprised of depreciation and amortization, provision for bad debts, and provision for inventory obsolescence. The decrease in non-cash items is due to lower depreciation and amortization expense during the nine month period ended July 31, 2004, primarily due to the January 2004 disposition of our slot products assets, offset by amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively.

Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes. The increase for the nine month period ended July 31, 2004, reflects a greater tax benefit from stock option exercises that enabled us to reduce our estimated tax payments for the current fiscal year.

We utilize sales-type leases as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products. The volume of sales-type leases in any period may fluctuate, largely due to our customers’ preferences.

Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT. These accounts payable related to our purchase of slot machines from IGT and distribution of IGT’s share of IGT Alliance profits for the months prior to the January sale transaction. Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our cash flow statement. This use of cash offsets the net proceeds from the sale that we received from IGT of $8,858, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Nine Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Net maturities (purchases) of investments	$(24,036)	$4,496	$(28,532)	(634.6%)
Capital expenditures	(5,304)	(4,377)	(927)	21.2%
Businesses acquired	(38,437)	(1,730)	(36,707)	2,121.8%
Net proceeds from disposition of slot assets	8,858	—	8,858	—
Other	(935)	(104)	(831)	799.0%

Cash flow used by investing activities	$(59,854)	$(1,715)	$(58,139)	3,390.0%

During the nine month period ended July 31, 2004, we increased our investment balances primarily with proceeds from our Note offering.

Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

Cash used for business acquisitions during the nine month period ended July 31, 2004, includes $32,293, net of cash acquired, for our acquisition of CARD and $6,144 for our acquisition of BTI. These amounts represent the cash component of each of these acquisitions. The total consideration of each is discussed above under the heading “Acquisitions.”

Net proceeds from the disposition of slot assets includes $8,447 from our sale of substantially all our slot products to IGT in January 2004 and other miscellaneous inventory sales for $411 during the nine month period ended July 31, 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Nine Months Ended July 31,		Increase (Decrease)	Percentage Change
	2004	2003
Proceeds from issuance of Notes, net of costs	$145,219	$—	$145,219	—
Repurchases of common stock	(99,112)	(16,714)	(82,398)	493.0%
Proceeds from stock option exercises, net	5,761	2,825	2,936	103.9%
Other	(138)	—	(138)	—

Cash flow provided (used) by financing activities	$51,730	$(13,889)	$65,619	(472.5%)

Our employees and directors exercised 812 options during the nine month period ended July 31, 2004, at an average exercise price of $7.23 per share, compared to 451 options during the comparable prior year period at an average exercise price of $6.29 per share.

During the nine month period ended July 31, 2004, we repurchased 3,173 shares of our common stock at an average cost of $31.24 per share compared to 1,333 at an average cost of $12.54 per share during the fiscal 2003 prior period.

LONG-TERM LIABILITIES

Contingent Convertible Senior Notes. In April 2004, we issued $150,000 of Notes through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004. After deducting Note issuance costs of $4,781, our net proceeds were $145,219. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the Notes. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

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

BTI Liabilities. In connection with our acquisition of certain assets from BTI, as of July 31, 2004, we had a current liability for the remaining portion of the fixed installments of $4,000 which was paid in August 2004. In addition, we have recorded an estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Future amounts paid in excess of this estimate of contingent consideration, if any, will be recorded as goodwill. If future amounts paid are less than estimated contingent consideration, the remaining carrying value of the acquired assets will be reduced.

Note Payable. In August 2002, we purchased a patent and the Bloodhound product (formerly, Blackjack Survey Voice™) from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal due in installments of $175 that was paid in August 2004 and $250 due on August 7, 2005, subject to other terms and conditions.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations. The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

		Payment Due by Year Ending October 31,
	Total	2004*	2005- 2006	2007- 2008	Thereafter
Long-term obligations:
Convertible notes	$150,000	$—	$—	$—	$150,000
Fixed installment, BTI	3,930	3,930	—	—	—
Note payable	425	175	250	—	—
Purchase commitments	2,632	—	2,632	—	—
Operating leases	2,597	371	2,053	173	—

Total	$159,584	$4,476	$4,935	$173	$150,000

*	represents the period from August 1, 2004 through October 31, 2004

BTI Contingent Consideration. In addition to the fixed installment payment associated with the BTI acquisition noted above, the Agreement includes contingent installments that are based on future revenue performance of Fortune Pai Gow. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000.

Employment Agreements. We have entered into employment contracts, with durations ranging from one to three years, with our corporate officers and certain other key employees. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2004, minimum aggregate severance benefits totaled $3,654.

Purchase Commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of July 31, 2004, our significant inventory purchase commitments totaled $2,632.

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

Stock Based Compensation. We account for stock options and restricted stock granted to our employees and directors using the intrinsic value method. Intrinsic value represents the excess, if any, of the market value of the underlying common stock at the date of grant over the exercise price of the stock option or purchase price, if any, of the restricted stock.

Restricted Stock – The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period.

Stock Options – No compensation expense was recorded for stock options in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant. The notes to the consolidated financial statements disclose the pro forma impact to our net income and earnings per share as if we had elected the fair value method. Under the fair value method, compensation expense is determined based on the estimated fair value of stock options at the date of grant.

To estimate the fair value of stock options granted, we use the Black-Scholes option-pricing model, which requires management to make assumptions. The most significant assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option (“Option Life”). We base these estimates primarily on our historical volatility and Option Life. If actual future volatility and Option Life differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

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

Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	changes in the level of consumer or commercial acceptance of our existing products and new products as introduced;

•	advances by competitors;

•	acceleration and/or deceleration of various product development, promotion and distribution schedules;

•	product performance issues;

•	higher than expected manufacturing, service, selling, administrative, product development, promotion and/or distribution costs;

•	changes in our business systems or in technologies affecting our products or operations;

•	reliance on strategic relationships with distributors and technology and manufacturing vendors;

•	current and/or future litigation or claims;

•	tax matters including changes in tax legislation or assessments by taxing authorities;

•	acquisitions or divestitures by us or our competitors of various product lines or businesses and, in particular, integration of businesses that we may acquire;

•	changes to our intellectual property portfolio, such as the issuance of new patents, new intellectual property licenses, loss of licenses, claims of infringement or invalidity of patents;

•	regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme or approach, etc.) involving us and our products specifically or the gaming industry in general;

•	general and casino industry economic conditions;

•	the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally;

•	our ability to meet debt service obligations and to refinance our indebtedness, including the Notes, which will depend on future performance and other conditions or events and will be subject to many factors that are beyond our control; and

•	various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations.

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

Interest Rate Risk. Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $110.

Contingent Convertible Senior Notes. We estimate that the fair value of our Notes, as of July 31, 2004, is $150,800. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $7,050. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $1,350.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides monthly detail regarding our share repurchases during the three month period ended July 31, 2004 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
May 1 - May 31	480	$32.66	480	$23,163
June 1 - June 30	—	—	—	$23,163
July 1 - July 31	150	$31.85	150	$18,386

Total	630	$32.47	630

*	In May 2003, our board authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. Repurchases under all previous authorizations have been substantially completed. Amounts represent remaining authorizations as of the period end date.

ITEM 6.	EXHIBITS

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC. (Registrant)

Date: September 2, 2004

/s/ MARK L. YOSELOFF
Mark L. Yoseloff Chairman of the Board and Chief Executive Officer

/s/ PAUL C. MEYER
Paul C. Meyer
President, Chief Operating Officer, Acting Chief Financial Officer, Treasurer and Secretary (Principal Accounting Officer)