Form 10-K
period 2004-10-31
SHUFFLE MASTER INC
filed 2005-01-13
CIK 718789

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004, or

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

Indicate by check mark whether the Registrant is accelerated filer (as defined in Exchange Act Rule 12b-2).      X

As of December 31, 2004, 23,334,609 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $1,076,978,000 based upon the last reported sale price of the Common Stock at that date by The NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 2005 (Fiscal 2004 Proxy Statement).

SHUFFLE MASTER, INC.

ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2004

PART I

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

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “might,” “may,” “could,” “will” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements.

Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	changes in the level of consumer or commercial acceptance of our existing products and new products as introduced;
•	increased competition from existing and new products for floor space in casinos;
•	acceleration and/or deceleration of various product development, promotion and distribution schedules;
•	product performance issues;
•	higher than expected manufacturing, service, selling, legal, administrative, product development, promotion and/or distribution costs;
•	changes in our business systems or in technologies affecting our products or operations;
•	reliance on strategic relationships with distributors and technology and manufacturing vendors;
•	current and/or future litigation, claims and costs or an adverse judicial finding;
•	tax matters including changes in tax legislation or assessments by taxing authorities;
•	acquisitions or divestitures by us or our competitors of various product lines or businesses and, in particular, integration of businesses that we may acquire;
•	changes to our intellectual property portfolio, such as the issuance of new patents, new intellectual property licenses, loss of licenses, claims of infringement or invalidity of patents;
•	regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme or approach, etc.) involving us and our products specifically or the gaming industry in general;
•	general and casino industry economic conditions;
•	the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally;
•	our ability to meet debt service obligations and to refinance our indebtedness, including our contingent convertible notes, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control; and
•	various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations.

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 1.  BUSINESS

OUR IDENTITY

We are a gaming supply company that specializes in providing our casino and other gaming customers with automatic card shufflers and other Utility Products to improve their profitability, productivity and security, as well as Entertainment Products, including proprietary poker, blackjack, baccarat, and pai gow poker based table games. As of October 31, 2004, we had an installed unit base of approximately 15,289 shufflers and approximately 3,233 table games. Installed base is the sum of the product units under lease or license agreements and inception-to-date sold units. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insights into potential markets for service and next generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units currently in use.

We are a Minnesota corporation that was formed in 1983. We conducted our initial public offering and became a Nasdaq-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

We maintain an Internet website at www.shufflemaster.com and we make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with the Securities and Exchange Commission. We also provide a variety of other information including all of our press releases. We have included our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this annual report or on Form 10-K.

Effective May 1, 2004, we acquired a 100% ownership in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”). CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™, a shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s products under development include the Easy Chipper, a next-generation chip sorting device.

Effective February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”). The acquired assets and operations include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21 and Casino War table games was 1,090 units. Additional information regarding our acquisitions is included in Note 2 to our consolidated financial statements.

In December 2003, our board of directors approved and we committed to a plan to divest of our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. As of January 31, 2004, our slot products divestiture was substantially complete. Additional information regarding our discontinued operations is included in Note 3 to our consolidated financial statements.

We group our product offerings into two business segments, summarized as follows:

•

Utility Products.  We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Automatic shufflers increase table game productivity and security which results in increased profitability for the casinos and other table game operators. As part of the CARD acquisition, we acquired next generation chip sorting technology which we began marketing in early fiscal 2005. Our chip sorting products simplify the handling of gaming chips and accurately tracks chip volume and value which increases the productivity and security on high volume chip tables such as Roulette. Additionally, we have acquired or are developing products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

•	Entertainment Products. We develop or acquire and market a broad range of proprietary table game entertainment content to casinos and others. Products in this segment include our traditional live proprietary poker, baccarat, pai gow poker and blackjack table games. Our products include Let It Ride®, Three Card Poker®, Four Card PokerTM, Fortune Pai Gow Poker, and Royal Match 21, each of which we believe to be among the best selling proprietary table games. The majority of these products are licensed to our customers, which provides us with recurring revenue. Additionally, in fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. In late fiscal 2004, we began delivery of Table MasterTM, an electronic version of a card table game which features a video screen with a virtual video dealer who interacts with players on each of five included betting stations. Table Master includes a video tabletop that displays players’ cards, plays and bets and uses a player-activated button panel that simulates the player options of a live table game. Products in this segment focus on cost-effectively delivering to casinos and others popular table game content on either live table or multi-player video platforms.

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line	2004	2003	2002
Utility Products:
Shufflers	52.9%	56.4%	58.9%
Chippers	*	-	-
Intelligent Table System and Bloodhound	*	*	*
Entertainment Products:
Proprietary Table Games	44.4%	42.2%	40.8%
Table Master	1.2%	*	-
Other	*	*	*

	100.0%	100.0%	100.0%

*	Less than 1%

For additional information about our segments, including segment revenue, operating income and assets, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

OUR STRATEGY

We are proud of the products that we have developed and market and are pleased with our success as we continue our growth and expansion. Our product strategies, in no particular order, for the future are:

•	To focus our development, manufacturing and marketing on products that increase the profitability, productivity and security of our casino and other customers in their table game operations;

•	To broaden and diversify our Utility Products segment by completing the development of and by marketing the modular components that comprise our Intelligent Table System, including our Intelligent Shoe™, Intelligent Discard Rack™, Table Efficiency package, radio frequency identification (“RFID”) and optical bet recognition systems, and player tracking software;

•	To develop and market the third generation of our shufflers, including features like optical card recognition, deck validation and integration with the Intelligent Table System, to replace older generation shufflers and to further penetrate domestic and foreign markets for these products;

•	To market our next generation chip sorting device, the Easy Chipper™ and chip tracking device, the Intelligent Chip Tree™ to simplify the process of handling gaming chips and accurately track chip volume and value for our casino and other customers in their table game operations;

•	To broaden our Entertainment Products segment by developing or acquiring additional table game content to increase our penetration of casino customers’ table game operations;

•	To market our Table Master multi-player video table game platform to provide a cost-effective brand extension of our proprietary table game content to existing casino or new racino customers;

•	To increase our international sales through specific product development or acquisitions and penetration of new markets;

•	To develop or acquire patents, licenses, or other intellectual property both to broaden our product offerings and to vigorously protect our patents and products from infringers;

•	To continue our strong commitment to research and development of new product technologies in both our Utility Products and Entertainment Products segments.

OUR UTILITY PRODUCTS SEGMENT

Since our founding, we have developed and marketed products that increase the productivity, security and operating profits of the table game operations of our casino and other customers. Our automatic card shufflers were the first such product. Within the past three years, we have added the Bloodhound software product (described below), we expect to soon add additional modules to our Intelligent Table System (described below), now under development, and we have added our chip sorting and tracking devices to this product segment. We believe that our casino and other customers are seeking to increase the operating returns of their table game operations as they have already done in their slot operations. By introducing a combination of technologies designed to automate functions and processes and to gather more accurate and comprehensive data on players for financial and marketing purposes, our Utility Products aid casinos and other operators in improving their table game operations.

Our Shuffler Products.  We currently market a complete range of shufflers, including both batch and continuous shufflers. Single deck shufflers are generally used on proprietary games such as our own Let It Ride and Three Card Poker table games, as well as other table games such as Caribbean Stud Poker®, pai gow poker and blackjack. Multi-deck shufflers, which include continuous and batch versions, are most commonly used in multi-deck blackjack and mini-baccarat table games. Additionally, we offer a single deck/double deck shuffler, the Deck Mate®, for use on live stakes poker tables, a previously unpenetrated market for our shuffler products, and blackjack tables.

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

Foremost among our shuffler products are the following:

ACE®	A single deck shuffler using an innovative card distribution mechanism and sophisticated software featuring random number algorithms and movements to shuffle cards and form hands or groups of cards. The ACE was introduced in January 1999.

Deck Mate	A single deck/double deck batch shuffler where cards are randomly shuffled and placed onto a platform according to computer-generated instructions. The unit may be flush mounted on either a poker table or on an extension to a blackjack table. The Deck Mate was introduced in October 2002.

King®	A multi-deck continuous shuffler using technology similar to the ACE, with up to five decks of shuffled cards that are dealt continuously and directly from the machine and that are reloaded immediately after a hand is played. The King was introduced in January 2000.

one2six	A shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. Acquired from CARD in May 2004, the one2six shuffler was first introduced internationally in 2002.

MD-1	A multi-deck batch shuffler that shuffles from two to eight decks, used primarily for multiple deck blackjack or mini-baccarat games. The MD-1 was introduced in late fiscal 1994.

MD2™	Our next generation multi-deck batch shuffler that is faster, quieter, has a more aesthetically pleasing profile and shuffles from two to eight decks. The MD2 also includes the optional feature of optical card recognition. This enhanced security feature identifies each and every card to verify that the deck or group of decks are intact and integrates with our Intelligent Table System (discussed below). The MD2 was introduced in September 2003.

Our Other Utility Products.  We have acquired or are developing technology to enable casinos and others to track and analyze play on their table games. This technology combines computer software and hardware, RFID and the optical card reading features of our next generation of shufflers.

Our other Utility Products are the following:

Bloodhound	This software product enables casinos to track the play and skill levels of a casino’s blackjack customers and provides analytical reporting of such information. Casino personnel enter details of player play through voice-activated technology. Compiled data is then analyzed by casinos to determine patterns of play, including helping to identify card counting and potential card cheating.

Intelligent Table System	This system is currently in development and is designed primarily for use on live table games in a casino’s table operations. The purpose of this system is to automatically measure and record player bets, to collect information on the composition of cards in each player’s hand and to provide a database of information for further analysis.

The system is comprised of modular software and hardware components, including our Intelligent Shoe, Intelligent Discard Rack, Table Efficiency package, and RFID and optical bet recognition. The Intelligent Shoe is a device that automatically identifies each card in play. The Intelligent Discard Rack automatically identifies cards discarded. The Table Efficiency package identifies the dealer at a specific table and monitors the number of hands and/or rounds played. RFID and optical bet recognition automatically identifies player wagers, either through radio frequency identification technology or optically. These components automatically gather data in a manner that does not affect play or the outcome of the game.

When integrated with either or both of our shufflers and Bloodhound software, the Intelligent Table System is designed to automatically enhance game security and to rate player skill. The system is designed to automatically compile data for operational and customer marketing analysis.

Easy Chipper	This chip sorting device simplifies the process of handling gaming chips on Roulette tables by directly ejecting the chips from the hopper wheel into the tubes with its state-of-the-art ejection system. It has a color reading system that quickly and accurately sorts up to ten different colored chips while separating non-programmed ones. When equipped with the optional Intelligent Chip Tree, the Easy Chipper enables accurate tracking of the chip volume and value.

Customers and Marketing.  We market our Utility Products to legal casinos and other gaming establishments around the world with our domestic sales force of 10 account executives, one commissioned agent and one distributor and with our international sales force of 4 account executives at CARD and several international distributors. Our products and the locations in which we may sell are subject to the licensing and product approval requirements of various national, state, provincial, or tribal jurisdictional agencies that regulate gaming around the world. (See additional discussion under “Gaming Regulation.”) We both sell and lease our Utility Products. When we lease our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease, depending on the needs of each customer.

Historically, we marketed our shufflers in the table game areas of the casino. With the commercialization of the Deck Mate shuffler, we have extended the market for shufflers into poker rooms in casinos and single deck or double deck blackjack tables. As a result, we now market a full line of shufflers to accommodate virtually all of our customer’s shuffler needs.

Competition.  We compete with other gaming and entertainment products, including slot games, poker, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other proprietary table games for space on the casino customer’s floor to earn our product revenue. Some of the larger companies that manufacture and/or sell numerous of these products are International Game Technology (“IGT”), Alliance Gaming Corporation, WMS Industries, Inc., and Aristocrat Leisure Limited. In addition, several companies have developed and are marketing shufflers and are likely working to develop and obtain regulatory approvals of additional shuffler products. We compete with companies like VendingData Corporation, a U.S. company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™ and more recently their single deck shuffler, the Poker One™. These companies typically compete on the basis of price and shuffling speed. We compete on these bases as well as on the bases of offering a complete line of shufflers, product reliability, a superior international service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. These beliefs notwithstanding, we cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future.

With respect to our efforts to develop the player tracking and data gathering technologies of our Intelligent Table System, we believe that several existing gaming companies, such as Progressive Gaming International Corporation (“Progressive Gaming”) and Alliance Gaming, are working to develop similar competitive technologies.

With respect to our recently-introduced Easy Chipper product, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ, sold by TCS John Huxley.

Product Supply.  We obtain most of the parts for our Utility Products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service organization. Our one2six and Easy Chipper products are manufactured by a subcontract manufacturer, located in Vienna, Austria, who also inventories and ships these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and Development.  We employ a staff of electrical, mechanical and software engineers to improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and products related to our Bloodhound software and the Intelligent Table System and to explore other potential table-related products. We perform the majority of our domestic research and development ourselves. We also use a foreign, third party developer for certain of our international product offerings. In addition to working to improve existing products and to develop the next generation of shufflers, we also are devoting a significant portion of our research and development efforts to integrating our shufflers with our other Utility Products.

OUR ENTERTAINMENT PRODUCTS SEGMENT

Our Entertainment Products segment includes our proprietary table games, our Table Master multi-player video platform and our side-bet system. The products in this segment include proprietary table game content that is delivered on different live-dealt and electronic platforms.

Our Current Table Games.  We currently are or intend to soon market the following proprietary table games to casinos:

Let It Ride	The basic Let It Ride table game is a five-card stud poker game in which players are paid according to a fixed payout schedule. Players place three separate but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid according to a predetermined payout schedule.

Let It Ride Bonus®	The Let It Ride Bonus game provides a format that adds a bonus bet and pay table bonuses to the basic Let it Ride table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game.

Three Card Poker	In this game, players place wagers on three-card stud hands, with options to bet against the dealer hand, bet on the value of their own hand, or both. Winning hands are paid according to a pre-determined payout schedule and bonus payouts may be earned on certain high ranking hands.

Four Card Poker	In this game, players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet. Players may “triple down” against the dealer, providing high game volatility.

Fortune Pai Gow Poker	Acquired from BTI, Fortune Pai Gow Poker is an optional bonus bet that considers the best hand possible among the player’s seven cards. Players may bet any amount within table limits; however, a Fortune bet of at least $5 qualifies them for Envy Bonus payouts. Players win the Envy Bonus when someone else at the table receives a four of a kind or higher.

Royal Match 21	Also acquired from BTI, Royal Match 21 is an optional bonus bet for blackjack that considers the first two cards the player receives. If the cards are the same suit or a Royal Match (a King and Queen in suit), the player wins. An optional Crown Treasure bonus wager may be made which awards the player if they and the dealer each receive a Royal Match.

Other Table Games	We are continuously developing new table games. During fiscal 2004, we developed and rolled out Big Raise Hold’em™ and 3 Card Bonus (a Let It Ride side-bet), which we are actively marketing. We have several more table games, including 6 1/2 Card Poker™ and Hi-Lo Stud Poker™, for which we expect to obtain gaming regulatory approvals during fiscal 2005. We also have numerous other games in various stages of development to complement our existing offerings and to extend our penetration of the proprietary table game market.

Our Other Entertainment Products. In addition to our live proprietary table games, we have developed or acquired other technology or platforms to deliver our or others’ proprietary table game content or public domain games. We are developing these platforms to enable the marketing of our table game content into previously unpenetrated international and domestic racino markets. These different platforms are described below:

Table Master	The Table Master unit is an electronic version of a card table game which features a video screen that projects a virtual video dealer who interacts with players on each of five included betting stations. The unit also possesses a video tabletop that virtually shows player cards, play and bets and uses a player-activated button panel that simulates the player options of a live table game.

Important features of this product include the ability to offer our table game content without a live dealer and the ease of cost-efficient conversion to different table game content. We acquired this platform as part of our acquisition of certain assets and intellectual property from Sega Gaming Technology, Inc. (“Sega”) in April 2003.

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

With the introduction of our recently-developed Table Master product, which does not utilize a live dealer, we are able to market our proprietary table game content in unpenetrated jurisdictions that only allow slot games, such as racinos (race tracks that also offer slot games). Additionally, we will be able to market our dealer-less Table Master games to casinos who want more cost-effective table products or who want to offer lower stakes table games.

We typically market our table games directly to casinos by licensing the games for a monthly fixed fee. In fiscal 2003, we began selling lifetime licenses of our table games such as Let It Ride and more recently, Three Card Poker. We also market Let It Ride, Three Card Poker and side-bet systems in international jurisdictions.

Competition. We compete with other gaming and entertainment products, including slot games, poker, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other proprietary table games for space on the casino customer’s floor to earn our product revenue. Some of the larger companies that manufacture and/or sell numerous of these products are IGT, WMS Industries, Inc., Alliance Gaming, and Aristocrat Leisure Limited. For example, the market for table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors’ widely known proprietary table game titles include Progressive Gaming’s Caribbean Stud®, Galaxy Gaming’s Lucky Ladies™ and Masque Publishing’s Spanish 21®, among others.

Competition in the table game market is typically on the basis of price, brand recognition, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the growth of the proprietary table game market, but also by displacing other table game products. In the future, table game competitors could market table games that might displace our products.

There are also numerous other companies that manufacture and/or sell multi-player games, which are similar to our Table Master product. These companies include Stargames Corporation Pty Limited and Vegas Amusements, Inc.

Product Supply. We obtain most of the parts for our Entertainment Products from outside suppliers, including table game felts, signs, and accessories, as well as components for our side bet systems. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service organization. Our Table Master units are manufactured by a subcontract manufacturer who also inventories and ships this product. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and Development. Our primary Entertainment Product research and development efforts have involved re-engineering and improving the Table Master multi-player platform. This development work involved re-engineering the Table Master cabinet, betting stations and electronics as well as improving video quality and game interface options. We are also developing software to allow our proprietary table games, including Three Card Poker and Let It Ride, to operate on this platform. Additionally, we developed several new live proprietary table games during fiscal 2004, including Big Raise Hold’em, 3 Card Bonus, 6 1/2 Card Poker and Hi-Lo Stud Poker.

INTELLECTUAL PROPERTY

We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by patenting our technologies and game play methods. We also acquire patents and other intellectual property and routinely acquire and grant intellectual property licenses. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, delays in using our intellectual property to develop products or the costs of protecting our intellectual property could adversely affect our future results of operations and our financial position.

Patents.  We own numerous United States and international patents related to our products, related to future products that have not yet been introduced, related to potential product modifications and improvements and related to products we have sold or licensed to others. These patents include internally developed, purchased and licensed patents. In fiscal 2004, we purchased a number of patents to expand our base of proprietary table games, as well as to incorporate RFID technology into our live table game monitoring product line. Most of the patents we own have a life of 20 years from the filing date of the patent application and none of our patents will expire before 2007. We also have numerous patent applications pending and unfiled patent applications for our existing, planned and potential products. No assurance can be given that any such patents will be issued or that the patents we currently hold or have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

Trademarks.  We own numerous United States and international trademark registrations and common law trademarks. Among these are Shuffle Master®, the Shuffle Master logo, Shuffle Master Gaming®, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker®, Four Card Poker™, Fortune Pai Gow Poker®, Royal Match 21™, Casino War®, 6 1/2 Card Poker™, and Hi-Lo Stud Poker™, Table Master™, ACE®, King®, Deck Mate®, MD2™, one2six™, Easy Chipper™, Bloodhound® and Intelligent Table System™. We also use a number of licensed trademarks with the permission of the owners. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners. We also have numerous pending U.S. and foreign trademark applications. We have not only aggressively sought protection of our current product names and other trademarks, but have also sought protection for a number of names we plan to use in the future.

Intellectual Property Licenses.  We both acquire and license intellectual property including patents, trademarks, copyrights, character rights and technology from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or unit basis. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

In addition, when we license our products to our customers, we also license the right to use our intellectual property. We typically earn license royalties on a fixed or unit basis and on a lifetime or periodic basis. We do not license our intellectual property to other gaming companies for their use in shuffler or table game products. For certain of our intellectual property, we have granted limited licenses to others for use in areas that are not associated with our core products.

Other Intellectual Property.  In addition to patents, we also protect much of our intellectual property with copyrights, trademark registrations, as trade secrets and by using non-disclosure agreements. No assurance can be given that we will be successful in maintaining the confidentiality of our proprietary information. Further, costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Product-Related Agreement.  We are party to certain cross-licensing and cross-supplier agreements, including with Progressive Games. Under these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we receive from these agreements are material to our results of operations.

Infringement and Litigation.  We do not believe that any of our products, methods or technologies infringe the patents and other intellectual property rights of others. However, we have been and are subject to litigation claiming that we have infringed the rights of others. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings,” included elsewhere in this Annual Report.

GAMING REGULATION

Overview.  We are subject to a wide range of complex gaming laws and regulations in 190 jurisdictions, both foreign and domestic, in which we are licensed. Jurisdictions require us to be licensed, our key personnel to be found suitable or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships, and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approval, and processes related to findings of suitability of the Company, our products, key personnel, and certain shareholders can be lengthy and expensive.

General Regulatory Licensing and Approvals.  We intend to maintain our existing licenses and to seek the necessary licenses, approvals and findings of suitability of us, our products and our management personnel in new jurisdictions where we anticipate sales opportunities. We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals or findings of suitability will be obtained or that our existing licenses will not be revoked, suspended or conditioned. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction or may be required to provide our products through other licensed entities at a reduced profit to us. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

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

Nevada Regulatory Matters.  We are subject to the Nevada Gaming Control Act (the “Nevada Act”) and to the licensing and regulatory control of the Nevada State Gaming Control Board (the “Nevada Board”), the Nevada Gaming Commission (the “Nevada Commission”), and various local, city and county regulatory agencies (collectively, the “Nevada Gaming Authorities”).

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

The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. We customarily reimburse such costs and fees. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “Institutional Investor,” as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. The Nevada Commission has amended its regulations pertaining to Institutional Investors to temporarily allow an Institutional Investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These Institutional Investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

We may not make certain public offerings of our securities without the prior approval of the Nevada Commission. Also, changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval by the Nevada Commission.

Approvals are required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. Nevada’s gaming regulations also require prior approval by the Nevada Commission if we adopt a plan of recapitalization proposed by our Board of Directors in opposition to a tender offer made directly to our shareholders for the purpose of acquiring control of us.

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

Federal Registration.  As a manufacturer and distributor of gaming devices, including Table Master products and slot machines, we are registered pursuant to and have complied with the Federal Gambling Devices Act of 1962 (the “Federal Act”). In order to manufacture, sell, deliver or operate our gaming devices, including our Table Master product, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming Regulation.  Gaming on Native American lands is governed by the Federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission (“NIGC”) has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards. Each Tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendor licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

Other Jurisdictions.  We have obtained or are in the process of obtaining all licenses/permits required by jurisdictions having legalized gaming. In general, such requirements are similar to Nevada in that there are company approvals as well as individual and product approvals.

Product Approvals.  Each of our products is subject to extensive testing and review by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products. We believe the laboratories responsible for testing are handling a great number of product submissions and are under the pressure of limited funding and resources. Such limitations could cause our product approvals to be delayed for unknown periods of time. A description of regulatory status and issues related to each of our product segments follows:

Utility Products – We have obtained approvals for our shuffler products, excluding developmental models, in all gaming markets in North America where casino and poker gaming is legalized. We have also received or filed (directly or through our international distributors) for approval of our shuffler products and related software in additional international jurisdictions where required. Our shufflers and related software are typically classified and approved as associated equipment or as gaming equipment, depending on the particular jurisdiction and their regulations. Associated equipment is equipment that is not classified as a gaming device or gaming equipment but, which due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although the classifications of shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

Entertainment Products – Our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker, Big Raise Hold’em, Fortune Pai Gow Poker, and Royal Match 21 are approved in most jurisdictions in North America, with additional approvals expected throughout fiscal 2005. We intend to submit 6 1/2 Card Poker and Hi-Lo Stud Poker to regulatory laboratories for approvals in the first quarter of fiscal 2005 and expect approval in certain jurisdictions in the second quarter. Similar approvals will be required for any future table games and related equipment.

Our Table Master multi-player video table game unit with blackjack was first submitted for regulatory testing in the third quarter of fiscal 2004 and is currently approved in four jurisdictions. We expect to have Table Master blackjack approved in most domestic jurisdictions by the end of fiscal 2005. Additionally, our Table Master unit with Three Card Poker was approved in certain jurisdictions in the first quarter of fiscal 2005. We intend to submit Table Master with other proprietary games to the regulatory laboratories for testing during fiscal 2005 and expect approvals in late fiscal 2005.

OTHER BUSINESS INFORMATION

Customer Service.  As part of our strategy to maintain and expand our market position, we have made a commitment to maintain a high level of service to our customers. We have numerous field service centers in the U.S. and internationally, including our most recently opened service center in Macau. Within our service areas, we provide regular preventative maintenance service and on-demand repair service for our leased equipment, provide service training to our customers, and provide back-up units to our lessees. For casinos that purchase our products, we offer service contracts providing service benefits similar to those of leased units or parts-only warranty contracts.

Research and Development Costs.  Because we believe that one of our strengths is identifying new product opportunities and developing new products, we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses for continuing operations were $6,185,000, $4,183,000, and $2,667,000 in fiscal 2004, 2003, and 2002, respectively.

Significant Customer Sales, Foreign Sales and Foreign Assets.  No individual customer accounted for more than 10% of total revenue earned during fiscal 2004. In fiscal 2004, 2003 and 2002, our foreign sales accounted for 23%, 17% and 26% of our consolidated revenues. As of October 31, 2004, 62% of our long-lived assets, primarily acquired intangible assets, were outside the U.S. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 15 to our consolidated financial statements.

Seasonality and Business Fluctuations.  Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our product and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Employees.  As of October 31, 2004, we had 246 full-time, eleven part-time and one temporary employee. We are not subject to any collective bargaining agreement and we believe that our employee relations are good.

ITEM 2.  PROPERTIES

We lease facilities with approximately 43,500 square feet in Nevada for our corporate headquarters, manufacturing, and field service. In addition, we lease an approximately 5,400 square foot facility in Vienna, Austria as our International headquarters. Our shuffler research and development and other administration activities are located in an approximately 5,000 square foot facility in Minnesota. We also lease other facilities with approximately 16,500 aggregate square feet for field service centers in various locations in the United States and internationally. The leases are not individually significant.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities are available within our current locations to support expansion, if required.

ITEM 3.  LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 16 to our consolidated financial statements included in Item 8 of this Annual Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

StockListing.  Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of January 5, 2005, we had approximately 285 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of January 5, 2005, we estimate that we have approximately 16,000 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2004 and 2003:

	2004		2003
	High	Low	High	Low
First Quarter	$25.25	$19.53	$16.63	$11.47
Second Quarter	36.61	22.57	15.37	10.97
Third Quarter	39.55	31.08	20.23	15.07
Fourth Quarter	42.16	29.21	21.87	17.54

The closing price of our common stock on January 10, 2005, was $44.54 per share.

Dividend Policy.  We have not paid dividends on our common stock.

Transfer Agent.  Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Securities Authorized for Issuance Under Equity Compensation Plans.  The information under the caption “Equity Compensation Plan Information” in our 2004 Proxy Statement is incorporated herein by reference.

Stock splits.  In March 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the “April 2004 Split”). Share and per share amounts have been adjusted for all periods presented herein to reflect the April 2004 Split.

In December 2004, our board of directors approved a three-for-two common stock split, with new shares to be distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the “January 2005 Split”). All share and per share amounts presented herein, other than on the face of the statements of income, are on a pre January 2005 Split basis.

Stock Repurchases.  The following table provides monthly detail regarding our share repurchases during the three month period ended October 31, 2004 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Aug 1 - Aug 31	-	$-	-	$18,386
Sep 1 - Sep 30	-	$-	-	$18,386
Oct 1 - Oct 31	25	$36.46	25	$17,474

Total	25	$36.46	25

*	In May 2004, our board authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. Repurchases under all previous authorizations have been substantially completed. Amounts represent remaining authorizations as of the period end date.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended October 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share, ratios, and unit amounts)
Operating Results (a):
Total revenue	$84,783	$58,351	$48,677	$43,249	$36,724
Cost of revenue	19,403	11,599	11,092	10,748	9,056

Gross margin	65,380	46,752	37,585	32,501	27,668
Selling, general and administrative	22,953	15,788	12,890	11,873	10,061
Research and development	6,185	4,183	2,667	2,162	2,111

Income from operations	36,242	26,781	22,028	18,466	15,496
Other income (expense)	(1,600)	256	650	707	293

Income from continuing operations before tax	34,642	27,037	22,678	19,173	15,789
Provision for income taxes	12,125	9,458	7,937	6,711	5,763

Income from continuing operations	$22,517	$17,579	$14,741	$12,462	$10,026

Earnings per share - continuing operations:
Basic	$0.94	$0.70	$0.56	$0.48	$0.41
Diluted	$0.91	$0.68	$0.54	$0.45	$0.39
Weighted average shares, basic	23,970	25,084	26,547	25,838	24,462
Weighted average shares, diluted	24,872	25,774	27,474	27,777	25,661
Dividends declared	$-	$-	$-	$-	$-

Balance Sheet as of October 31 (a):
Cash, cash equivalents, and investments	$47,038	$10,425	$19,422	$18,703	$6,619
Working capital	$65,671	$25,809	$31,775	$19,290	$12,068
Total assets	$185,292	$59,418	$60,603	$52,399	$34,614
Long-term obligations	$157,980	$250	$1,518	$-	$97
Shareholders’ equity	$14,729	$47,723	$50,267	$40,566	$28,010
Common shares outstanding	23,305	24,715	25,914	26,413	24,473
Current ratio	6.2	3.3	4.6	2.6	2.9
Book value per share as of October 31	$0.63	$1.93	$1.94	$1.54	$1.14

Cash Flow Data (a):
Cash provided by operating activities	$26,587	$20,630	$18,957	$18,391	$9,498
Cash provided (used) by investing activities	$(56,540)	$754	$(6,006)	$(18,407)	$(5,658)
Cash provided (used) by financing activities	$47,859	$(22,314)	$(12,429)	$288	$(2,506)
Depreciation and amortization	$8,042	$8,126	$7,406	$5,816	$4,742
Capital expenditures	$(7,143)	$(5,584)	$(5,976)	$(2,818)	$(5,988)

Installed Unit Base by Product (b):
Shufflers	15,289	11,090	9,475	8,193	6,663
Table Games	3,233	1,732	1,527	1,270	1,001

(a)	Effective May 1, 2004, we acquired CARD. Effective February 24, 2004, we acquired certain assets of BTI. Each of these acquisitions is included in our consolidated financial statements beginning on the effective date of the transactions; see Note 2 to our Consolidated Financial Statements.

(b)	Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units currently in use.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our newly re-engineered Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound and Intelligent Table System™ products. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

Management’s Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” elsewhere in this annual report.

ACQUISITIONS

CARD.  Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six, a shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s products under development include the Easy Chipper, a next-generation chip sorting device.

The acquisition is being accounted for using the purchase method of accounting. Consideration to the seller consisted of a Euro-denominated cash payment of € 25,935 and the issuance of 767 shares of our common stock. In addition, we estimate total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $1,930.

BTI.  On February 24, 2004, we acquired certain assets of BTI, a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker, Royal Match 21 and Casino War table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units at the acquisition date.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

Sega.  In April 2003, we acquired certain product inventory and product intellectual property rights from Sega for $1,730 in cash. The intellectual property comprises worldwide rights (excluding Japan) to Sega’s multi-player games, including Royal Ascot, Royal Derby, Sega Blackjack, Bingo Party and Roulette Club (collectively, “Games License”), and a five year non-compete covenant covering certain games in North America. The Games License is exclusive in North America for ten years and non-exclusive thereafter. The acquired products were assigned to our Entertainment Products segment and are now marketed under the product name Table Master. We are in the process of expanding these products by incorporating our existing proprietary table game titles such as Let It Ride and Three Card Poker into the multi-player games.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended October 31,
	2004			2003			2002
Revenue
Utility products	$45,947	54.2%		$33,092	56.7%		$28,756	59.1%
Entertainment products	38,705	45.7%		25,151	43.1%		19,853	40.8%
Other	131	0.1%		108	0.2%		68	0.1%

Total revenue	84,783	100.0%		58,351	100.0%		48,677	100.0%
Cost of revenue	19,403	22.9%		11,599	19.9%		11,092	22.8%

Gross margin	65,380	77.1%		46,752	80.1%		37,585	77.2%
Selling, general and administrative	22,953	27.0%		15,788	27.0%		12,890	26.4%
Research and development	6,185	7.3%		4,183	7.2%		2,667	5.5%

Income from operations	36,242	42.8%		26,781	45.9%		22,028	45.3%
Other income (expense), net	(1,600)	(1.9%	)	256	0.4%		650	1.3%

Income from continuing operations before tax	34,642	40.9%		27,037	46.3%		22,678	46.6%
Provision for income taxes	12,125	14.3%		9,458	16.2%		7,937	16.3%

Income from continuing operations	22,517	26.6%		17,579	30.1%		14,741	30.3%
Discontinued operations, net of tax	1,627	1.9%		(645)	(1.1%	)	(721)	(1.5%	)

Net income	$24,144	28.5%		$16,934	29.0%		$14,020	28.8%

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

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2004	2003	2002	04 vs. 03	03 vs. 02
Revenue:
Leases and royalties	$43,115	$38,627	$34,695	11.6%	11.3%
Sales and service	41,537	19,616	13,914	111.8%	41.0%
Other	131	108	68	21.3%	58.8%

Total	$84,783	$58,351	$48,677	45.3%	19.9%

Cost of revenue:
Leases and royalties	$8,206	$6,539	$6,774	25.5%	(3.5%	)
Sales and service	11,197	5,060	4,318	121.3%	17.2%
Other	-	-	-	-	-

Total	$19,403	$11,599	$11,092	67.3%	4.6%

Gross margin:
Leases and royalties	$34,909	$32,088	$27,921	8.8%	14.9%
Sales and service	30,340	14,556	9,596	108.4%	51.7%
Other	131	108	68	21.3%	58.8%

Total	$65,380	$46,752	$37,585	39.8%	24.4%

Gross margin percentage:
Leases and royalties	81.0%	83.1%	80.5%
Sales and service	73.0%	74.2%	69.0%
Total	77.1%	80.1%	77.2%

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

Our overall revenue growth was primarily due to the increase in both leased and sold units in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products, the expansion of legal gaming into new jurisdictions and acquisitions of products. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Fiscal 2004 compared to Fiscal 2003

Intellectual property amortization expense associated with products acquired as part of our CARD and BTI acquisitions is recorded as a cost of sales. As a result, although total gross margin dollars increased, the gross margin as a percentage of revenue declined. Amortization expense associated with these products was $1,832 for fiscal 2004, representing an approximate 2 point decline in gross margin percentage.

Leases and royalties gross margin percentage for fiscal 2004 declined primarily due to fiscal 2004 including the above-mentioned amortization from table games acquired from BTI.

Sales and service gross margin percentage decreased for fiscal 2004 primarily due to the inclusion of the CARD product lines, and related intangible asset amortization, beginning May 1, 2004. The reduction in the sales gross margin percentage from the CARD products was offset somewhat by a greater volume of sales of lifetime licenses for our proprietary table games, which generally carry higher margins.

Fiscal 2003 compared to Fiscal 2002

Gross margin increased from fiscal 2002 to fiscal 2003 largely due to the increase in our revenue and, to a lesser extent, due to the improvement in the gross margin percentage for our shufflers and table game products. During fiscal 2003, total gross margin percentage also benefited from better absorption of indirect cost of sales, primarily manufacturing overhead costs, due to our higher production levels, which resulted from our higher revenue and unit volume.

Leases and royalties gross margin percentage improved for fiscal 2003, primarily due to a reduction in depreciation expense for our leased products when compared to the prior fiscal year. Depreciation expense was lower in fiscal 2003 because more leased, or available for lease, products were fully depreciated than in fiscal 2002.

Sales and service gross margins for fiscal 2003 increased primarily due to a change in the sold product mix in fiscal 2003 compared to fiscal 2002. During the third quarter of fiscal 2003, we began selling lifetime licenses for our proprietary table games, which generally carry higher margins. Prior to this, proprietary table games were available only on a monthly royalty fee basis. Additionally, fiscal 2003 revenue included a greater percentage of domestic shuffler sales, which generate a higher margin than foreign distributor sales.

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2004	2003	2002	04 vs. 03	03 vs. 02
Selling, general and administrative	$22,953	$15,788	$12,890	45.4%	22.5%
Percentage of revenue	27.0%	27.0%	26.4%

Research and development	$6,185	$4,183	$2,667	47.9%	56.8%
Percentage of revenue	7.3%	7.2%	5.5%

Selling, General and Administrative Expenses (“SG&A”).  The rate of increase in SG&A during fiscal 2004 was consistent with our rate of increase in revenues. As such, SG&A as a percentage of revenue remained the same. The greatest contributor to our increase in SG&A was legal fees associated with our legal proceedings, which were $3,501 for fiscal 2004 compared to $2,077 for fiscal 2003. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property. In addition, the establishment of our European headquarters in Vienna, Austria through our acquisition of CARD, contributed $1,180 to our fiscal 2004 SG&A expenses.

SG&A increased for fiscal 2003, compared to fiscal 2002, primarily due to the increase in legal fees associated with our various legal proceedings related to our intellectual property, which were $2,077 in fiscal 2003 compared to $309 for fiscal 2002. The increase in SG&A for fiscal 2003 was also because our bad debt expense increased by $372. During fiscal 2003, our volume of sales-type lease transactions increased significantly. We increased our bad debt allowance to provide for collection risk associated with carrying longer term and higher amounts of accounts receivable.

Research and Development Expenses (“R&D”). Our R&D spending increases, in both fiscal 2004 and fiscal 2003, were distributed among all of our product lines, as we have continued to invest in new product development, including next generation shufflers and automated player tracking technologies. In addition, in April 2003, we acquired and began re-engineering our Table Master product line. This activity continued through fiscal 2004.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following for the years ended October 31:

	2004	2003	2002
Interest income	$888	$303	$696
Interest expense	(1,497)	(11)	(4)
Foreign currency loss	(992)	(18)	(26)
Other	1	(18)	(16)

	$(1,600)	$256	$650

Interest income increased primarily due to increases in our sales-type leasing activities over the past year, which have resulted in a greater investment in sales-type lease balance as of October 31, 2004. Sales-type leases bear interest.

The increase in interest expense is due to the issuance of $150,000 of contingent convertible senior notes in April 2004. A more detailed discussion of these Notes is included below under the heading “Liquidity and Capital Resources.”

Prior to the completion of our CARD acquisition, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the year ended October 31, 2004.

INCOME TAXES

Our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2004	2003	2002
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	2.0%	2.0%
U.S. benefit due to foreign sales and Federal tax credits	(1.2%)	(1.7%)	(1.8%)
Effect from foreign tax rate differences	(0.9%)	0.0%	0.0%
Other	0.1%	(0.3%)	(0.2%)

Effective tax rate	35.0%	35.0%	35.0%

Significant changes in the components of our effective tax rate include:

•	The amount of federal income tax benefit that we received due to foreign sales and other federal tax credits has remained consistent over the last three years. However, measured as a percentage of our increasing federal taxable income, these credits had a diminishing benefit to our effective tax rate.
•	During fiscal 2004, we acquired CARD. As a result, a portion of our consolidated income is taxed at rates different than the U.S. federal rate.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation, and changes in our estimates of federal tax credits and other tax deductions.

During fiscal years 2004, 2003 and 2002, we recorded income tax benefits of $5,388, $2,661 and $8,571, respectively, related to deductions for employee stock option exercises. The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Year Ended October 31,
	2004	2003	2002
Income from continuing operations	$22,517	$17,579	$14,741
Basic earnings per share, continuing operations	$0.94	$0.70	$0.56
Diluted earnings per share, continuing operations	$0.91	$0.68	$0.54

Weighted average shares data:
Basic	23,970	25,084	26,547
Dilutive impact of stock options and restricted stock	902	690	927

Diluted	24,872	25,774	27,474

Outstanding shares data:
Shares outstanding, beginning of year	24,715	25,914	26,413
Options exercised	963	622	827
Shares repurchased	(3,198)	(1,821)	(1,344)
CARD acquisition	767	-	-
Other	58	-	18

Shares outstanding, end of year	23,305	24,715	25,914

On March 16, 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted for all years presented herein to reflect this three-for-two stock split.

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

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we have realigned our reportable segments. We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, ITS and Chip Sorting Machine product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All years presented have been reclassified to conform to our current reportable segments.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that Installed Unit

Base is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next-generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units currently active in use.

Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2004 compared to Fiscal 2003

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$19,415	$17,599	$1,816	10.3%
Sales and service	26,532	15,493	11,039	71.3%

Total	$45,947	$33,092	$12,855	38.8%

Utility Products segment operating income	$21,361	$16,970	$4,391	25.9%
Utility Products segment operating margin	46.5%	51.3%

Shufflers installed base (end of year)
Lease units	4,138	3,584	554	15.5%

Sold units, inception-to-date
Beginning of year	7,506	6,238	1,268	20.3%
Sold during year	2,165	1,369	796	58.1%
CARD installed base at the acquisition date	1,602	-	1,602	-
Less trade-ins and exchanges	(122)	(101)	(21)	20.8%

End of year	11,151	7,506	3,645	48.6%

Total installed base	15,289	11,090	4,199	37.9%

Utility Products segment revenue is derived substantially from our shuffler product line. Revenue from our Bloodhound and chip sorting products is not material for the periods presented and our Intelligent Table System products are in the development stage.

The increase in shuffler lease revenue for fiscal 2004 primarily reflects:

•	A greater number of units on lease offset by a slight decline in our overall average lease price. Although the average lease price of each of our various shuffler models has remained consistent or increased, our shuffler installed base during fiscal 2004 includes a greater percentage of our lower-priced models and, as a result, the overall shuffler average lease price slightly declined.
•	Our shuffler lease units increased 554 units, or 15.5% during fiscal 2004, comprised primarily of the net placement of 617 Deck Mate, 282 ACE, 173 MD-1, and 114 MD2 units and offset by the net removal of 89 units and conversion of 543 lease units to sold units (“conversion units”). This compares to a net increase in shuffler lease units of 347, or 10.7%, during fiscal 2003.

The increase in shuffler sales and service revenue for fiscal 2004 primarily reflects:

•	The expansion of our shuffler product offering from our acquisition of CARD, and the related sales of one2six shufflers.

•	Sold shuffler units of 2,165 and 1,369 for fiscal 2004 and 2003, respectively, includes 543 and 614 conversion units, respectively.
•	The percentage increase in shuffler sales and service revenue was greater than the percentage increase in units sold due to the product mix. Fiscal 2004 included a greater percentage of sales from our higher-priced models, including the Deck Mate, one2six and ACE shufflers.

Utility Products segment operating income for fiscal 2004 increased when compared to the prior fiscal year due to greater volume; however, as a percentage of revenue, the Utility Products operating margin declined due to the following factors:

•	The 2004 period includes amortization expense associated with our newly-acquired one2six shuffler. As our newly-acquired products become a greater percentage of our overall Utility Products volume, we expect that amortization expense will have an increasing impact on our overall Utility Products operating margin.
•	The decline in gross margin percentage was somewhat offset because sales and service expenses allocated to our Utility Products segment did not increase at the same rate as Utility Products revenues.

Fiscal 2003 compared to Fiscal 2002

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2003	2002
Utility Products segment revenue
Lease	$17,599	$16,258	$1,341	8.2%
Sales and service	15,493	12,498	2,995	24.0%

Total	$33,092	$28,756	$4,336	15.1%

Utility Products segment operating income	$16,970	$15,367	$1,603	10.4%
Utility Products segment operating margin	51.3%	53.4%

Shufflers installed base (end of year)
Lease units	3,584	3,237	347	10.7%

Sold units, inception-to-date
Beginning of year	6,238	5,118	1,120	21.9%
Sold during year	1,369	1,205	164	13.6%
Less trade-ins and exchanges	(101)	(85)	(16)	18.8%

End of year	7,506	6,238	1,268	20.3%

Total installed base	11,090	9,475	1,615	17.0%

The increase in Utility Products lease revenue for fiscal 2003 reflects:

•	A greater number of units on lease and a consistent average lease price.
•	Shuffler lease units increased by 347 during fiscal 2003, comprised of the net placement of 321 Deck Mate, 247 King®, 206 ACE and 231 multi-deck batch shufflers, offset by the conversion of 614 lease units to sold units and the net removal of 44 other single-deck shufflers.
•	Our shuffler lease installed base increased 10.7% during fiscal 2003, compared to 5.3% during fiscal 2002. The percentage increase in shuffler lease revenue during fiscal 2003 was less than the percentage increase in the lease installed base due to timing of lease installs or removals during the fiscal year.

The increase in Utility Products sales and service revenue for fiscal 2003 reflects:

•	A greater number of units sold and an increase in the average sales price per unit.
•	The sale of 1,369 shuffler units compared to the sale of 1,205 units in fiscal 2002.
•	An increase in the average sales price per unit in fiscal 2003 primarily because fiscal 2003 included a greater percentage of domestic units, which generally have a higher unit price than foreign sales.
•	Fiscal 2003 sold units includes 614 conversion units, compared to 276 conversion units in fiscal 2002.

The increase in Utility Products segment operating income for fiscal 2003 reflects:

•	Greater lease and sale volume in fiscal 2003 compared to fiscal 2002.
•	An improvement in shuffler gross margins due to increased domestic sales and lower depreciation expense for our leased products. Depreciation expense was lower in fiscal 2003 because more leased, or available for lease, products were fully depreciated than in fiscal 2002.
•	The increase in gross margin was completely offset by increased legal expenses and R&D for our Utility Products. Our computation of segment operating income includes outside legal fees associated with legal proceedings regarding patents and other intellectual property directly associated with a segment’s product lines.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2004 compared to Fiscal 2003

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Entertainment Products segment revenue
Royalties and leases	$23,700	$21,028	$2,672	12.7%
Sales and service	15,005	4,123	10,882	263.9%

Total	$38,705	$25,151	$13,554	53.9%

Entertainment Products segment operating income	$29,586	$20,316	$9,270	45.6%
Entertainment Products segment operating margin	76.4%	80.8%

Table games installed base (end of year)
Royalty units	2,868	1,660	1,208	72.8%

Sold units, inception-to-date
Beginning of year	72	10	62	620.0%
Sold during year	293	62	231	372.6%

Subtotal	365	72	293	406.9%

Total installed base	3,233	1,732	1,501	86.7%

Entertainment Products segment revenue is derived substantially from our proprietary table game products. Revenue from our Table Master products is not material for the periods presented.

The increase in Entertainment Products lease revenue for fiscal 2004 reflects:

•	A greater number of monthly royalty units, including the net placement of 411 new royalty units and 1,090 units acquired from BTI in February 2004, offset by the sale of 293 lifetime licenses.
•	A decline in our overall average royalty rate for table games. Although the average royalty rate for each of our various table games has remained consistent or increased, our table games installed lease base during fiscal 2004 includes a greater percentage of our lower-priced games. The decline in average royalty rate is due to a change in the mix of games in the installed base from the higher-priced Let It Ride and Three Card Poker games to our newly acquired BTI and other lower-priced introductory table games.

Entertainment Products sales for fiscal 2004 are primarily the sale of lifetime licenses for our proprietary table games, which we began selling in our fiscal 2003 third quarter.

Entertainment Products segment operating income for fiscal 2004 increased when compared to the prior fiscal year due to greater volume; however, as a percentage of revenue, the Entertainment Products operating margin declined due to the following factors:

•	Fiscal 2004 includes amortization expense associated with intellectual property acquired from BTI.
•	Our research and development investment in our Table Master product line was greater in fiscal 2004 than fiscal 2003.

Fiscal 2003 compared to Fiscal 2002

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2003	2002
Entertainment Products segment revenue
Royalties and leases	$21,028	$18,437	$2,591	14.1%
Sales and service	4,123	1,416	2,707	191.2%

Total	$25,151	$19,853	$5,298	26.7%

Entertainment Products segment operating income	$20,316	$15,794	$4,522	28.6%
Entertainment Products segment operating margin	80.8%	79.6%

Table games installed base (end of year)
Royalty units	1,660	1,517	143	9.4%

Sold units, inception-to-date
Beginning of year	10	-	10	-
Sold during year	62	10	52	520.0%

Subtotal	72	10	62	620.0%

Total installed base	1,732	1,527	205	13.4%

The increase in Entertainment Products royalties for fiscal 2003 was primarily due to:

•	A net increase in placement of Three Card Poker tables.
•	Fiscal 2003 includes a full year’s benefit from our 50% increase in April 2002, in the list price for our Three Card Poker table game.
•	Royalty revenue increases were partially offset by declines in royalties from the Let It Ride family of table games. Let It Ride royalties have declined due to lower unit placements and the conversion of royalty units to units sold under lifetime licenses.

Entertainment Products sales for fiscal 2003 are primarily the sale of lifetime licenses for Let It Ride, which we began selling in fiscal 2003. Fiscal 2002 table sales are comprised primarily of foreign sales of side-bet systems and the sale of lifetime licenses for multi-tiered Let It Ride tournament games.

The increase in Entertainment Products segment operating income for fiscal 2003 is primarily due to:

•	A greater monthly royalty and lifetime license sale volume in fiscal 2003 compared to fiscal 2002.
•	Sale of table game products in fiscal 2003, primarily the sale of lifetime licenses of Let It Ride, which have higher margins than the side-bet systems sold in fiscal 2002.
•	A change in our mix of sold products between fiscal 2003 and fiscal 2002.
•	Segment operating income and margin increases were offset somewhat by an increase in our level of spending for research and development of our Table Master product which began in April 2003.

DISCONTINUED OPERATIONS

As described above, in December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.

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

These transactions with IGT substantially completed our divestiture of slot products assets. Additionally, during the year ended October 31, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consisted of the following for the years ended October 31:

	2004	2003	2002
Revenues	$2,279	$9,076	$7,451

Gain (loss) from operations before tax	$79	$(1,380)	$(1,274)
Income tax (expense) benefit	(27)	735	553

Net income (loss) from operations	52	(645)	(721)

Gain on sale of slot assets	3,306	-	-
Exit Costs and other	(883)	-	-
Income tax (expense) benefit	(848)	-	-

Gain on sale of slot assets, net	1,575	-	-

Discontinued operations, net	$1,627	$(645)	$(721)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated net realizable value.

In connection with the discontinuation of our slot products operations, we accrued estimated expenses of $877 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, “Exit Costs”). The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income. During the year ended October 31, 2004, we substantially completed our exit activities at actual costs lower than our initial estimates. As a result, we reduced our accrued Exit Costs by $246. Remaining accrued Exit Costs relate to minimum royalty liabilities under abandoned slot license agreements. These amounts are expected to be paid over the next several years.

The following table summarizes the activity for our accrued Exit Costs during the year ended October 31, 2004:

	Contract Terminations	Facility Closure	Severance	Total
Exit Costs accrued, initial balance	$366	$324	$187	$877
Adjustment to accrued Exit Costs	(152)	(70)	(24)	(246)
Cash payments	(114)	(254)	(157)	(525)

Balance, October 31, 2004	$100	$-	$6	$106

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, and sales-type leases and to fund new products through both research and development and strategic acquisition of businesses and intellectual property.

In April 2004, we obtained additional capital resources, through the issuance of $150,000 of contingent convertible senior notes due 2024 (the “Notes”). Our net cash proceeds were $145,208, after deducting note issuance costs. We used $57,500 of the net proceeds from the Notes to repurchase shares of our common stock in open market purchases or privately negotiated transactions, which included shares sold short by purchasers of the Notes concurrently with and contingent upon their purchase of the Notes. We used $30,788 to fund our cash payment for our acquisition of CARD, excluding cash acquired and other direct expenses. We intend to use the remainder of the net proceeds from the Notes for general corporate purposes, including additional repurchases of our common stock and acquisitions of strategic assets.

LIQUIDITY

Working Capital.    The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Cash, cash equivalents, and investments	$47,038	$10,425	$36,613	351.2%
Working capital	$65,671	$25,809	$39,862	154.4%
Current ratio	6.2	3.3	3.0	91.1%

Significant factors increasing cash and investments during fiscal 2004 include:

•	Net proceeds from the issuance of Notes of $145,208.
•	Cash flow provided by operations of $26,587.
•	Net proceeds from the disposition of slot products assets of $8,858.
•	Net proceeds from stock option exercises of $6,780.

Significant factors decreasing cash and investments during fiscal 2004 include:

•	Common stock repurchases of $100,024.
•	Acquisitions of businesses of $38,594.
•	Aggregate capital expenditures of $7,143.

Cash Flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Net income	$24,144	$16,934	$7,210	42.6%
Non-cash items	9,775	9,290	485	5.2%
Income tax related items	5,242	2,060	3,182	154.5%
Net gain from disposition of slot products assets	(2,495)	-	(2,495)	-
Investment in sales-type leases	(6,719)	(4,639)	(2,080)	44.8%
Other changes in operating assets and liabilities	(3,360)	(3,015)	(345)	11.4%

Cash flow provided by operating activities	$26,587	$20,630	$5,957	28.9%

•	Net income for the year ended October 31, 2004, includes the after-tax gain from the sale of our slot products assets of $1,575.

•	Non-cash items are comprised of depreciation and amortization, provision for bad debts, and provision for inventory obsolescence. The change during fiscal 2004 in non-cash items reflects lower depreciation and amortization expense primarily due to the January 2004 disposition of our slot products assets, substantially offset by amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively. We expect that our amortization expense will increase in future years, as our results will include a full year of operations from our fiscal 2004 acquisitions.

•	Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes. The increase for fiscal 2004 reflects a greater tax benefit from stock option exercises that enabled us to reduce our estimated tax payments for the current fiscal year.

•	We utilize sales-type leases as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products. The volume of sales-type leases in any period may fluctuate, largely due to our customers’ preferences.

•	Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT. These accounts payable related to our purchase of slot machines from IGT and distribution of IGT’s share of IGT Alliance profits for the months prior to the January sale transaction. Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our cash flow statement. These uses of cash offset the net proceeds from the sale that we received from IGT of $8,858, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Net maturities (purchases) of investments	$(18,707)	$8,067	$(26,774)	(331.9%	)
Capital expenditures	(7,143)	(5,584)	(1,559)	27.9%
Businesses acquired	(38,594)	(1,730)	(36,864)	2,130.9%
Net proceeds from disposition of slot assets	8,858	-	8,858	-
Other	(954)	1	(955)	N/M*

Cash flow used by investing activities	$(56,540)	$754	$(57,294)	N/M*

* not meaningful

•	During fiscal 2004, we increased our investment balances primarily with proceeds from our Note offering.

•	Capital expenditures include purchases of product for lease, property and equipment, and intangible assets. The increase is consistent with the increase in our business volume.

•	Cash used for business acquisitions during fiscal 2004 includes $32,450, net of cash acquired, for our acquisition of CARD and $6,144 for our acquisition of BTI. These amounts represent the cash component of each of these acquisitions. Fiscal 2003 includes acquired product inventory and intellectual property rights from Sega for $1,730 in cash. The total consideration of each is discussed above under the heading “Acquisitions.”

•	Net proceeds from the disposition of slot assets includes $8,447 from our sale of substantially all our slot products to IGT in January 2004 and other miscellaneous inventory sales for $411 during fiscal 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,		Increase (Decrease)	Percentage Change
	2004	2003
Proceeds from issuance of Notes, net of costs	$145,208	$-	$145,208	-
Repurchases of common stock	(100,024)	(25,827)	(74,197)	287.3%
Proceeds from stock option exercises, net	6,780	3,688	3,092	83.8%
Payment of long-term liabilities	(4,105)	(175)	(3,930)	N/M*

Cash flow provided (used) by financing activities	$47,859	$(22,314)	$70,173	(314.5%)

* not meaningful

Our employees and directors exercised 963 options during fiscal 2004, at an average exercise price of $7.68 per share, compared to 622 options during the comparable prior year period at an average exercise price of $6.03 per share.

During fiscal 2004, we repurchased 3,198 shares of our common stock at an average cost of $31.28 per share compared to 1,821 at an average cost of $14.18 per share during the fiscal 2003 prior period.

LONG-TERM LIABILITIES

Contingent Convertible Senior Notes.  In April 2004, we issued $150,000 of Notes, due 2024, through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004. After deducting Note issuance costs of $4,792, our net proceeds were $145,208. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over 5 years. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

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

BTI Liabilities.  In connection with our acquisition of certain assets from BTI, we have recorded an estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Future amounts paid in excess of this estimate of contingent consideration, if any, will be recorded as goodwill. If future amounts paid are less than estimated contingent consideration, the remaining carrying value of the acquired assets will be reduced.

Note Payable.  In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal balance of $250 as of October 31, 2004, due on August 7, 2005, subject to other terms and conditions.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of October 31, 2004, $17,474 remained outstanding under this authorization. Repurchases under all previous outstanding authorizations have been completed.

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

Under our board authorizations, during the years ended October 31, 2004, 2003 and 2002, we repurchased 1,327, 1,821, and 1,344 shares of our outstanding stock at total costs of $42,524, $25,827, and $16,251, respectively. We cancel shares that we repurchase.

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

		Payments Due by Year Ending October 31,
	Total	2005	2006- 2007	2008- 2009	Thereafter

Long-term obligations:
Convertible notes	$150,000	$-	$-	$-	$150,000
Interest on convertible notes	36,484	1,875	3,750	3,750	27,109
Note payable	250	250	-	-	-
Purchase commitments	4,201	4,201	-	-	-
Operating leases	2,936	945	1,517	439	35

Total	$193,871	$7,271	$5,267	$4,189	$177,144

A description of our long-term obligations is included above.

Purchase Commitments.  From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2004, our significant inventory purchase commitments totaled $4,201.

Operating Leases.  Amounts payable under operating lease agreements relate primarily to our Las Vegas headquarters and other field service facilities.

BTI Contingent Consideration.  The BTI acquisition agreement includes contingent installments that are based on future revenue performance of Fortune Pai Gow Poker. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000.

Employment Agreements.  We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2004, minimum aggregate severance benefits totaled $3,966.

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

We believe that the following accounting policies and related estimates are critical to the preparation of our consolidated financial statements.

Revenue Recognition.  In general, we recognize revenue when the following criteria are met:

•	persuasive evidence of an arrangement between us and our customer exists,
•	shipment has occurred or services have been rendered,
•	the price is fixed or determinable, and
•	collectibility is reasonably assured.

Specifically, we earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and warranty contracts for our sold equipment. Proprietary table games are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis.

Lease and Royalty Revenue – Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product.

Sales and Service Revenue – We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Sales-type leases have payment terms ranging from 30 to 60 months and include a bargain purchase option. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we recognize the revenue separately for each element only if the delivered item has stand-alone value to the customer and the fair value of the undelivered item can be reliably determined. If these criteria are not met, we do not recognize revenue until all essential elements have been delivered.

Intangible Assets and Goodwill.  We have significant investments in intangible assets and goodwill. Intangible assets primarily include values assigned to acquired products, patents and games. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful lives and the evaluation of the assets’ recoverability based on expected cash flows and fair value.

All of our significant intangible assets are definite lived and amortized over their expected useful lives. We estimate useful lives based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

We review our intangible assets for impairment annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable from undiscounted estimated future cash flows. We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

We review our goodwill for impairment annually using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

Tests for impairment and recoverability of assets involve significant estimates and judgments regarding products’ lives and utility and the related expected future cash flows. While we believe that our estimates are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values. An adverse change to the estimate of these cash flows could necessitate an impairment charge that could adversely affect operating results.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In September 2004, the Financial Accounting Standards Board (“FASB”) reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 will require us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we will apply the treasury stock method. This method will result in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $42.11. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock has not exceeded the initial conversion price for all periods presented, the adoption of this statement has no effect on our historical reported diluted earnings per share.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on November 1, 2005. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins August 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Interest Rate Risk.  Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $87.

Contingent Convertible Senior Notes.  We estimate that the fair value of our Notes, as of October 31, 2004, is $175,300. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $10,800. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $900.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shuffle Master, Inc.:

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the “Company”) as of October 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Las Vegas, Nevada

January 12, 2005

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended October 31,
	2004	2003	2002
Revenue:
Utility products leases	$19,415	$17,599	$16,258
Utility products sales and service	26,532	15,493	12,498
Entertainment products leases and royalties	23,700	21,028	18,437
Entertainment products sales and service	15,005	4,123	1,416
Other	131	108	68

Total revenue	84,783	58,351	48,677

Costs and expenses:
Cost of leases and royalties	8,206	6,539	6,774
Cost of sales and service	11,197	5,060	4,318
Selling, general and administrative	22,953	15,788	12,890
Research and development	6,185	4,183	2,667

Total costs and expenses	48,541	31,570	26,649

Income from operations	36,242	26,781	22,028
Other income (expense)	(1,600)	256	650

Income from continuing operations before tax	34,642	27,037	22,678
Provision for income taxes	12,125	9,458	7,937

Income from continuing operations	22,517	17,579	14,741
Discontinued operations, net of tax	1,627	(645)	(721)

Net income	$24,144	$16,934	$14,020

Basic earnings per share (Pre January 2005 Split):
Continuing operations	$0.94	$0.70	$0.56
Discontinued operations	0.07	(0.02)	(0.03)

Net income	$1.01	$0.68	$0.53

Diluted earnings per share (Pre January 2005 Split):
Continuing operations	$0.91	$0.68	$0.54
Discontinued operations	0.06	(0.02)	(0.03)

Net income	$0.97	$0.66	$0.51

Weighted average shares outstanding (Pre January 2005 Split):
Basic	23,970	25,084	26,547
Diluted	24,872	25,774	27,474

The information below has been restated for the January 2005 Split discussed in Note 11:

Basic earnings per share (Post January 2005 Split):
Continuing operations	$0.63	$0.47	$0.37
Discontinued operations	0.04	(0.02)	(0.02)

Net income	$0.67	$0.45	$0.35

Diluted earnings per share (Post January 2005 Split):
Continuing operations	$0.60	$0.45	$0.36
Discontinued operations	0.04	(0.01)	(0.02)

Net income	$0.64	$0.44	$0.34

Weighted average shares outstanding (Post January 2005 Split):
Basic	35,955	37,626	39,821
Diluted	37,308	38,661	41,211

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,580	$2,674
Investments	26,458	7,751
Accounts receivable, net	11,205	10,007
Notes receivable	-	648
Investment in sales-type leases, net	4,739	2,075
Inventories	5,853	7,365
Prepaid income taxes	6,373	5,659
Deferred income taxes	2,195	833
Other current assets	851	242

Total current assets	78,254	37,254
Investment in sales-type leases, net	7,068	3,314
Products leased and held for lease, net	5,461	5,777
Property and equipment, net	3,507	2,047
Intangible assets, net	47,812	5,482
Goodwill, net	37,556	3,664
Deferred income taxes	-	1,551
Other assets	5,634	329

Total assets	$185,292	$59,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,304	$5,477
Accrued liabilities	5,497	3,368
Customer deposits and unearned revenue	3,532	2,425
Note payable and current portion of long-term liabilities	250	175

Total current liabilities	12,583	11,445
Long-term liabilities, net of current portion	157,648	250
Deferred income taxes	332	-

Total liabilities	170,563	11,695

Contingencies
Shareholders’ equity:
Preferred stock, no par value; 338 shares authorized; none outstanding	-	-
Common stock, $0.01 par value; 101,250 shares authorized; 23,305 and 24,715 shares issued and outstanding	233	165
Additional paid-in capital	9,593	-
Deferred compensation	(1,765)	-
Retained earnings	698	47,558
Cumulative currency translation adjustment	5,970	-

Total shareholders’ equity	14,729	47,723

Total liabilities and shareholders’ equity	$185,292	$59,418

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings (Deficit)	Cumulative Currency Translation	Total Share- holders’ Equity
	Shares	Amount
Balance, October 31, 2001	26,413	$176	$6,211	$-	$34,179	$-	$40,566

Net Income	-	-	-	-	14,020	-	14,020
Stock repurchased	(1,344)	(9)	(16,242)	-	-	-	(16,251)
Options exercised	827	6	3,266	-	-	-	3,272
Tax benefit from stock options	-	-	8,571	-	-	-	8,571
Other stock based issuances	18	-	89	-	-	-	89

Balance, October 31, 2002	25,914	173	1,895	-	48,199	-	50,267

Net income	-	-	-	-	16,934	-	16,934
Stock repurchased	(1,821)	(12)	(8,240)	-	(17,575)	-	(25,827)
Options exercised	622	4	3,684	-	-	-	3,688
Tax benefit from stock options	-	-	2,661	-	-	-	2,661

Balance, October 31, 2003	24,715	165	-	-	47,558	-	47,723

Comprehensive Income:
Net Income	-	-	-	-	24,144	-	24,144
Currency translation adjustment	-	-	-	-	-	5,970	5,970

Total comprehensive income							30,114

Stock repurchased	(3,198)	(32)	(21,357)	-	(78,635)	-	(100,024)
Options exercised	963	9	2,339	-	4,570	-	6,918
Tax benefit from stock options	-	-	2,107	-	3,281	-	5,388
Issuance of restricted stock	60	1	1,955	(1,765)	-	-	191
April 2004 stock split	(2)	82	-	-	(220)	-	(138)
CARD acquisition	767	8	24,549	-	-	-	24,557

Balance, October 31, 2004	23,305	$233	$9,593	$(1,765)	$698	$5,970	$14,729

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$24,144	$16,934	$14,020
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,042	8,126	7,406
Provision for bad debts	503	410	38
Provision for inventory obsolescence	1,230	754	712
Deferred income taxes	938	(627)	(450)
Tax benefit from stock option exercises	5,388	2,661	8,571
Gain before tax on slot disposition	(2,495)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(722)	(3,876)	(2,156)
Notes receivable	648	1,089	(1,737)
Investment in sales-type leases	(6,719)	(4,639)	246
Inventories	(1,168)	(1,909)	(117)
Accounts payable and accrued liabilities	(3,259)	1,067	(322)
Customer deposits and unearned revenue	1,009	472	(167)
Prepaid income taxes	(1,084)	26	(7,196)
Other	132	142	109

Net cash provided by operating activities	26,587	20,630	18,957

Cash flows from investing activities:
Purchases of investments	(32,672)	(13,579)	(40,788)
Proceeds from sale and maturities of investments	13,965	21,646	40,591
Payments for products leased and held for lease	(3,846)	(3,737)	(3,420)
Purchases of property and equipment	(2,381)	(829)	(600)
Purchases of intangible assets	(916)	(1,018)	(1,956)
Acquisition of businesses, net of cash acquired	(38,594)	(1,730)	-
Proceeds from disposition of slot assets	8,858	-	-
Other	(954)	1	167

Net cash provided (used) by investing activities	(56,540)	754	(6,006)

Cash flows from financing activities:
Proceeds from issuance of convertible Notes	150,000	-	-
Repurchases of common stock	(100,024)	(25,827)	(16,251)
Proceeds from issuances of common stock, net	6,780	3,688	3,272
Notes issuance costs	(4,792)	-	-
Proceeds from (payment of) long-term liabilities	(4,105)	(175)	600
Payments on obligation to related party	-	-	(50)

Net cash provided (used) by financing activities	47,859	(22,314)	(12,429)

Net increase (decrease) in cash and cash equivalents	17,906	(930)	522
Cash and cash equivalents, beginning of year	2,674	3,604	3,082

Cash and cash equivalents, end of year	$20,580	$2,674	$3,604

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosures of Cash Flows Information –

	Year Ended October 31,
	2004	2003	2002
Non-cash transactions:
Note payable and contingent consideration issued for acquisition of BTI	$11,616	$-	$-
Common stock issued for acquisition of CARD	24,557	-	-
Issuance of restricted stock	1,956	-	-

Cash paid for:
Income taxes	7,370	6,664	6,514
Interest	906	13	4

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our newly re-engineered Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

Principles of consolidation.  Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Effective May 1, 2004, we acquired CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”). Effective February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”). Each of these acquisitions is included in our consolidated financial statements beginning on the effective date of the transactions; see Note 2.

In July 2000, we entered into multi-year agreements (the “IGT Alliance”) that granted licenses to International Game Technology (“IGT”) to develop and manufacture slot games. In January 2004, we terminated the IGT Alliance in connection with the sale of substantially all of our slot products assets to IGT. During the term of the agreements, we purchased the games from IGT and recorded them at cost as products leased and held for lease. The agreements provided that revenues and specified expenses associated with the games were split equally between us and IGT. Our consolidated statements of income include our share of these revenues and expenses, as discontinued operations, through December 31, 2003. See Note 3.

Pro forma stock based compensation expense.  We account for stock options and restricted stock granted to our employees and directors using the intrinsic value method. Intrinsic value represents the excess, if any, of the market value of the underlying common stock at the date of grant over the exercise price of the stock option or purchase price, if any, of the restricted stock.

Restricted stock – During the year ended October 31, 2004, we issued 60 shares of restricted stock with an aggregate fair value of $1,956. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, includes $124, net of tax, of amortization of restricted stock compensation for the year ended October 31, 2004. There were no grants of restricted stock in prior periods.

Stock options – No compensation expense was recorded for stock options in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant. If compensation expense for our stock option grants had been determined based on their estimated fair value at the grant dates, our net income and earnings per share would have been as follows for the years ended October 31:

	2004	2003	2002
Net income, as reported	$24,144	$16,934	$14,020
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(7,881)	(4,350)	(3,283)

Pro forma net income	$16,263	$12,584	$10,737

Earnings per common share, basic:
As reported	$1.01	$0.68	$0.53
Pro forma	0.68	0.50	0.40

Earnings per common share, diluted:
As reported	$0.97	$0.66	$0.51
Pro forma	0.65	0.49	0.39

Weighted average fair value of options granted during the period	$15.16	$14.68	$11.52

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	62.7%	65.3%	71.7%
Risk-free interest rate	3.1%	2.9%	3.0%
Expected life of options	4.8 years	5.9 years	6.4 years

The most significant of these assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option (“Option Life”). We base these estimates primarily on our stock’s historical volatility and Option Life. If actual future volatility and Option Life differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model. The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to our stock incentive plans.

In February 2004, we granted options to our Chief Executive Officer in connection with the renewal of his employment agreement, extending his employment through October 2007. The agreement provided for the grant of 247 options, of which 165 options cliff vest on October 31, 2005 and 82 options which cliff vest on October 31, 2006. The option grants also provided for a vesting acceleration if our common stock prices exceed prices ranging from 30% to 50% over our common stock price on the date of grant. During April 2004, our common stock price exceeded the 50% increase threshold, and accordingly, the 247 options granted became fully vested. This resulted in the full Black-Scholes value of the grant of $3,134 being reflected as pro forma compensation expense during the year ended October 31, 2004.

Use of estimates.  We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Inventories.  Inventories are stated at the lower of cost or market. We provide allowances for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.

Revenue recognition.  In general, we recognize revenue when the following criteria are met:

•	persuasive evidence of an arrangement between us and our customer exists,
•	shipment has occurred or services have been rendered,
•	the price is fixed or determinable, and
•	collectibility is reasonably assured.

Specifically, we earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and warranty contracts for our sold equipment. Proprietary table games are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis.

Lease and royalty revenue – Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product.

Sales and service revenue – We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Sales-type leases have payment terms ranging from 30 to 60 months and include a bargain purchase option. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we recognize the revenue separately for each element only if the delivered item has stand-alone value to the customer and the fair value of the undelivered item can be reliably determined. If these criteria are not met, we do not recognize revenue until all essential elements have been delivered.

Research and development costs.  We incur research and development expense to develop our new and next-generation products. Our products reach technological feasibility when we receive gaming regulatory product approval which occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

Concentration of credit risk.  Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable and investments in sales-type leases. We place our cash and cash equivalents with high credit quality institutions. Accounts receivable and investments in sales-type leases have concentration of credit risk because they all relate to our customers in the gaming industry. From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. At October 31, 2004, no single customer’s balance exceeded 10% of our accounts receivable, net. One U.S. customer accounted for 10% of our investment in sales-type leases.

Products leased and held for lease.  Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated as assets at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a period of two to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months’ lease payments, which are included on the consolidated balance sheets as customer deposits.

Property and equipment.  Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

Intangible assets.  Intangible assets include intellectual property for games, patents, trademarks, copyrights, and licenses that were purchased separately or acquired in connection with a business combination. All of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from two to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method.

Impairment of long-lived assets.  We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill, for impairment annually or when circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable from related undiscounted estimated future cash flows. We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable and the carrying amount exceeds its estimated fair value. Fair value is determined based on discounted expected future cash flows. No asset impairments were recorded in any period presented.

Goodwill.  Goodwill is stated at cost less accumulated amortization of $112 through October 31, 2001. Effective November 1, 2001, we ceased amortization of goodwill when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

We review our goodwill for impairment annually, during our fiscal year fourth quarter, using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value. No goodwill impairments were recorded in any period presented.

Foreign currency translation.  Our foreign subsidiaries’ asset and liability accounts are translated into U.S. dollar amounts at the year-end exchange rates. Foreign exchange translation adjustments are recorded as a separate component of shareholders’ equity. Revenue and expense accounts are translated at the average exchange rates for the year. Transaction gains and losses, the amounts of which are immaterial for all periods presented, are included in other income (expense) on our consolidated statements of income.

Earnings per common share.  Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and issuable during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options and restricted stock during the year, using the treasury stock method.

Recently issued or adopted accounting standards.  In September 2004, the Financial Accounting Standards Board (“FASB”) reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 will require us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we will apply the treasury stock method. This method will result in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $42.11. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock has not exceeded the initial conversion price for all periods presented, the adoption of this statement has no effect on our historical reported diluted earnings per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for our fiscal year beginning on November 1, 2005. We believe that the adoption of this amendment will not have a material impact to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins August 1, 2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current fiscal years’ presentation, including the following for all periods presented:

•	We realigned our reportable segments; see Note 15.
•	We have reclassified our slot products operations as discontinued; see Note 3.
•	Our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted to reflect the three-for-two stock split; see Note 11.

2.    ACQUISITIONS

CARD.  Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2sixTM, a shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s recently introduced products include the Easy Chipper™, a next-generation chip-sorting device.

The acquisition is being accounted for using the purchase method of accounting. Consideration to the seller consisted of a Euro-denominated cash payment of € 25,935 and the issuance of 767 shares of our common stock. The common stock issued was valued based on the market value of our common stock at the acquisition date. In addition, we estimate total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $1,930. The estimated total purchase price is comprised of the following:

Cash, net of cash acquired of $268	$30,520
Common stock of Shuffle Master, Inc.	24,557
Other direct acquisition costs	1,930

Total purchase price	$57,007

The preliminary allocation of the purchase price, which is subject to change based on a final valuation of the intangibles assets acquired and liabilities assumed, is comprised of the following:

Historical book value of CARD net assets, excluding cash acquired, as of May 1, 2004	$1,309
Estimated fair value adjustments relating to:
Deferred income taxes	181
Intangible assets, average life of 7 years	26,184
Goodwill	30,104
Accrued liabilities	(771)

$57,007

Intangible assets relate primarily to acquired products and their related intellectual property, primarily the one2six shuffler, the Easy Chipper chip sorting machine and a trademark. The values assigned to acquired products will be amortized over their estimated useful lives on a pro rata basis to the projected revenues. The trademark will be amortized over its estimated useful life using the straight-line method. We have preliminarily assigned the goodwill from our CARD acquisition to our Utility Products segment, pending finalization of our valuation analyses.

Accrued liabilities is comprised of vendor related obligations of $412 and an obligation to the seller to provide up to $359 of product at no charge. The deferred tax asset reflects the timing difference for book and tax purposes of these accrued liabilities.

The following pro forma information has been prepared from the historical financial statements of Shuffle Master, Inc. and CARD. The pro forma information gives effect to the combination as if it had occurred on November 1, 2003 and 2002, respectively.

	Year Ended October 31,
	2004	2003
Revenue	$89,099	$65,519
Income from continuing operations	21,686	17,295
Net income	23,313	16,650

Continuing operations:
Basic earnings per share	0.89	0.67
Diluted earnings per share	0.86	0.65

Net income:
Basic earnings per share	0.96	0.64
Diluted earnings per share	0.92	0.63

The pro forma financial information is not necessarily indicative of what the financial position or results of operations would have been if the combination had occurred on the above-mentioned dates. Additionally, it is not indicative of future results of operations and does not reflect any synergies or other changes that may occur as a result of the acquisition.

BTI.  On February 24, 2004, we acquired certain assets of BTI, a privately held corporation that develops and distributes proprietary table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units at the acquisition date.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow Poker. Beginning November 2004, we will pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

A summary of the preliminary allocation of the acquisition cost follows:

Fair value of acquired assets:
Patents and games, average life of 11 years	$17,500
Trademark and other, average life of 14 years	260

Total fair value of acquired assets, average life of 11 years	17,760
Fixed installment to seller, paid August 2004	(4,000)
Contingent consideration	(7,616)

Cash purchase price	$6,144

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

These transactions with IGT substantially completed our divestiture of slot products assets. Additionally, during the year ended October 31, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as “held for sale,” are recorded at their estimated net realizable value, and are not material.

Discontinued operations consisted of the following for the years ended October 31:

	2004	2003	2002
Revenues	$2,279	$9,076	$7,451

Gain (loss) from operations before tax	$79	$(1,380)	$(1,274)
Income tax (expense) benefit	(27)	735	553

Net income (loss) from operations	52	(645)	(721)

Gain on sale of slot assets	3,306	-	-
Exit Costs and other	(883)	-	-
Income tax (expense) benefit	(848)	-	-

Gain on sale of slot assets, net	1,575	-	-

Discontinued operations, net	$1,627	$(645)	$(721)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated net realizable value.

In connection with the discontinuation of our slot products operations, we accrued estimated expenses of $877 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, “Exit Costs”). The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income. During the year ended October 31, 2004, we substantially completed our exit activities at actual costs lower than our initial estimates. As a result, we reduced our accrued Exit Costs by $246. Remaining accrued Exit Costs relate to minimum royalty liabilities under abandoned slot license agreements. These amounts are expected to be paid over the next several years.

The following table summarizes the activity for our accrued Exit Costs during the year ended October 31, 2004:

	Contract Terminations	Facility Closure	Severance	Total
Exit Costs accrued, initial balance	$366	$324	$187	$877
Adjustment to accrued Exit Costs	(152)	(70)	(24)	(246)
Cash payments	(114)	(254)	(157)	(525)

Balance, October 31, 2004	$100	$-	$6	$106

4.    FINANCIAL INSTRUMENTS

Cash and cash equivalents.  Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Investments.  We classify all of our securities as available-for-sale. Our investments are recorded at fair market value, which, as of October 31, 2004 and 2003, approximated amortized cost.

Investments at fair value consisted of the following as of October 31:

	2004	2003
United States government and agency obligations	$26,458	$4,193
Corporate bonds	-	3,558

	$26,458	$7,751

Fair value disclosures of financial instruments.  We estimated that the fair values of accounts receivable, notes receivable, investment in sales-type leases and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

We estimate that the fair value of our Contingent Convertible Senior Notes Notes, as of October 31, 2004, is $175,300, based on quoted market prices.

5.    RECEIVABLES AND INVESTMENT IN SALES-TYPE LEASES

The following provides additional disclosure for accounts receivable, notes receivable and investment in sales-type leases as of October 31:

	2004	2003
Accounts receivable, net:
Trade receivables	$11,945	$9,326
Accrued revenue	-	1,021
Less: allowance for bad debts	(740)	(340)

	$11,205	$10,007

Notes receivable	$-	$648

Accrued revenue represents estimated unbilled participation revenue from slot leases. The notes receivable related to sales to a foreign distributor, bore interest at 3% and were paid in full in January 2004.

	2004	2003
Investment in sales-type leases, net:
Minimum lease payments	$13,350	$6,155
Less: interest	(1,053)	(541)
Less: allowance for bad debts	(490)	(225)

Investment in sales-type leases, net	11,807	5,389
Less: current portion	(4,739)	(2,075)

Long-term portion	$7,068	$3,314

Investment in sales-type leases includes amounts receivable under capital lease arrangements. Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 30 to 60 months and contain bargain purchase options.

Future minimum lease payments to be received are as follows:

Year ending October 31,
2005	$5,868
2006	4,676
2007	2,539
2008	205
2009	62

$13,350

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

6.    OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2004	2003
Inventories:
Raw materials and component parts	$3,912	$3,263
Work-in-process	415	374
Finished goods	3,227	1,727

	7,554	5,364
Less: allowance for inventory obsolescence	(1,701)	(705)

	5,853	4,659
Discontinued slot products, net	-	2,706

	$5,853	$7,365

Products leased and held for lease, net:
Utility products	$13,959	$11,241
Entertainment products	2,398	2,350

	16,357	13,591
Less: accumulated depreciation	(10,896)	(9,595)

	5,461	3,996
Discontinued slot products, net	-	1,781

	$5,461	$5,777

Property and equipment, net:
Office furniture and computer equipment	$4,321	$3,878
Leasehold improvements	2,571	2,388
Production equipment and other	2,967	1,023

	9,859	7,289
Less: accumulated depreciation	(6,352)	(5,242)

	$3,507	$2,047

7.    INTANGIBLE ASSETS AND GOODWILL

Intangible Assets.  All of our recorded intangible assets are subject to amortization. Amortization expense was $3,308, $2,075, and $1,529 for each of the years ended October 31, 2004, 2003, and 2002, respectively. Intangible assets are comprised of the following as of October 31:

	2004	2003
Patents, games and products	$50,589	$5,642
Less: accumulated amortization	(4,862)	(2,118)

	45,727	3,524

Licenses and other	3,619	3,723
Less: accumulated amortization	(1,534)	(1,897)

	2,085	1,826

Slot products	-	3,370
Less: accumulated amortization	-	(3,238)

	-	132

Intangible assets, net	$47,812	$5,482

Intangible assets include $17,760 and $26,184 of patents, games and trademark acquired from BTI in February 2004 and CARD in May 2004, respectively. The acquired intangible assets have definite lives.

Estimated amortization expense is as follows:

Year ending October 31,
2005	$5,158
2006	6,014
2007	6,851
2008	7,647
2009	7,111
Thereafter	15,031

$47,812

Goodwill.  Changes in the carrying amount of goodwill for the year ended October 31, 2004, are as follows:

Balance at October 31, 2003	$3,664
Goodwill acquired during the period, see Note 2	30,104
Foreign currency translation adjustment	3,788

Balance at October 31, 2004	$37,556

Our goodwill originates from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen-year life.

8    NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities consisted of the following as of October 31:

	2004	2003
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$-
Note payable, fixed rate interest at 2.00%, due in installments through 2005	250	425
BTI acquisition contingent consideration (see Note 2)	7,616	-
Other	32	-

	157,898	425
Less: current portion	(250)	(175)

	$157,648	$250

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

Through October 31, 2004, we incurred $4,792 of debt issuance costs in connection with the issuance of the Notes. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

Note payable.  In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal balance of $250 as of October 31, 2004, due on August 7, 2005, subject to other terms and conditions.

Credit facility.  In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

9.    EQUITY INCENTIVE PLANS

In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock at the date of grant and may not be subsequently repriced. Options granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Options granted under the 2004 Directors’ Plan generally vest immediately and expire in ten years.

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

As of October 31, 2004, 1,535 and 673 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

Restricted stock – During the year ended October 31, 2004, we issued 60 shares of restricted stock with an aggregate fair value of $1,956. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, includes $124, net of tax, of amortization of restricted stock compensation for the year ended October 31, 2004. There were no grants of restricted stock in prior periods.

Stock options – A summary of stock option activity and weighted average exercise prices for the years ended October 31 is as follows:

	2004		2003		2002
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	3,034	$11.96	2,299	$7.33	2,747	$5.73
Granted	679	27.74	1,630	16.02	392	11.45
Exercised	(963)	7.68	(622)	6.03	(827)	3.96
Forfeited	(224)	14.05	(273)	10.76	(13)	8.83

Outstanding, end of year	2,526	17.65	3,034	11.96	2,299	7.33

Exercisable, end of year	1,214	$15.12	1,261	$7.48	1,278	$6.45

The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.10 - $ 6.00	54	4.5	$2.54	54	$2.54
6.01 - 10.00	320	6.8	7.91	307	7.85
10.01 - 14.00	447	6.9	12.51	267	12.44
14.01 - 18.00	398	8.1	14.86	91	15.41
18.01 - 22.00	630	9.0	18.47	170	18.49
22.01 - 26.00	297	9.3	23.02	248	22.82
26.01 - 30.00	170	9.4	28.59	72	29.21
30.01 - 34.00	138	9.5	32.26	-	-
34.01 - 36.53	72	9.9	36.41	5	36.53

	2,526	8.2	17.65	1,214	15.12

10.   EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004):

	2004	2003	2002
Income from continuing operations	$22,517	$17,579	$14,741

Basic:
Weighted average shares	23,970	25,084	26,547

Diluted:
Weighted average shares, basic	23,970	25,084	26,547
Dilutive impact of options and restricted stock outstanding	902	690	927

Weighted average shares, diluted	24,872	25,774	27,474

Basic earnings per share	$0.94	$0.70	$0.56
Diluted earnings per share	$0.91	$0.68	$0.54

11.  SHAREHOLDERS’ EQUITY

Stock splits.  In March 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the “April 2004 Split”). Share and per share amounts have been adjusted for all periods presented herein to reflect the April 2004 Split. In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

In December 2004, our board of directors approved a three-for two common stock split, with new shares to be distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the “January 2005 Split”). All share and per share amounts presented herein, other than on the face of the statements of income, are on a pre January 2005 Split basis.

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of October 31, 2004, $17,474 remained outstanding under this authorization. Repurchases under all previous outstanding authorizations have been completed.

Under our board authorizations, during the years ended October 31, 2004, 2003 and 2002, we repurchased 1,327, 1,821, and 1,344 shares of our outstanding stock at total costs of $42,524, $25,827, and $16,251, respectively. We cancel shares that we repurchase.

In addition, in April 2004, our board authorized and we repurchased, in private transactions, an additional 1,871 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes. See Note 6.

Tax benefit from stock option exercises.  During each of the years ended October 31, 2004, 2003 and 2002, we recorded income tax benefits of $5,388, $2,661 and $8,571, respectively, related to deductions for employee stock option exercises. The tax benefit, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

Class A preferred stock.  On June 26, 1998, in connection with the adoption of our shareholder rights plan, our board of directors designated and established 337,606 (as currently adjusted) shares of no par value Class A Preferred Stock (the “Preferred Stock”). Holders of our Preferred Stock are entitled to one hundred votes on any matters submitted to vote by our shareholders, an aggregate dividend of one hundred times any dividend declared on our common stock and a liquidation preference of one hundred times any liquidation payment amount to our common shareholders. No shares of Preferred Stock have been issued.

Preferred stock purchase rights.  On June 26, 1998, we adopted a shareholders’ rights plan. The rights plan was implemented by distributing one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of July 10, 1998. Additionally, we further authorized and directed the issuance of one Right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire as described below. Each Right initially entitles holders of our common stock to buy one one-hundredth of a share of our Preferred Stock at a price of $5.33 (as currently adjusted), subject to adjustment. The Rights will generally become exercisable after a person or group acquires beneficial ownership of 20% or more of our common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of our common stock.

If any person or group becomes the owner of 20% or more of our common stock, then, in lieu of the right to purchase any Preferred Stock, each Right will therefore entitle its holder (other than an acquiring person or member of an acquiring group) to purchase shares of our common stock in an amount equal to the exercise price ($5.33, as currently adjusted) of one one-hundredth share of the preferred stock divided by 50% of the then-current market price of one share of common stock.

In addition, if we are acquired in a merger or other business combination transaction, or sell 20% or more of our assets or earnings power then, in lieu of the right to purchase Preferred Stock, each Right will thereafter generally entitle its holder to purchase common shares of the acquiring company using the same formula as for our common stock.

The Rights expire in June 2008 unless earlier redeemed or terminated. At the option of our Board of Directors, we generally may amend the Rights or redeem the Rights at $0.01 per Right at any time prior to the time a person or group has acquired 20% of our common stock.

12.  EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.  We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers U.S. employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the years ended October 31, 2004, 2003 and 2002, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $194, $164, and $149, respectively.

Austrian pension commitments.  In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements was $25 during the year ended October 31, 2004.

13.  OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following for the years ended October 31:

	2004	2003	2002
Interest income	$888	$303	$696
Interest expense	(1,497)	(11)	(4)
Foreign currency loss	(992)	(18)	(26)
Other	1	(18)	(16)

	$(1,600)	$256	$650

Prior to the completion of our CARD acquisition, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. The contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the year ended October 31, 2004. As of October 31, 2004, we had outstanding two Euro – U.S. dollar foreign exchange contracts with exactly offsetting exchange rates and each with an underlying notional amount of €10,000. These contracts mature in February 2005.

14.  INCOME TAXES

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year.

The income tax provision (benefit) attributable to our continuing and discontinued operations is as follows for the years ended October 31:

	2004	2003	2002
Continuing operations	$12,125	$9,458	$7,937
Discontinued operations	876	(735)	(553)

Total	$13,001	$8,723	$7,384

The components of the provision for income taxes are as follows for the years ended October 31:

	2004	2003	2002
Current:
Federal	$10,323	$8,353	$7,005
State	1,082	779	664
Foreign	526	218	165

	11,931	9,350	7,834

Deferred:
Federal	718	(627)	(450)
Foreign	352	-	-

	1,070	(627)	(450)

Total	$13,001	$8,723	$7,384

Deferred tax assets and liabilities consisted of the following as of October 31:

	2004	2003
Current deferred tax assets:
Inventories	$815	$342
Accounts receivable	430	192
Employee benefits	214	243
Deferred revenue	369	-
Other	367	56

	$2,195	$833

Non-current deferred tax assets (liabilities):
Goodwill	$(527)	$(165)
Depreciation	(494)	542
Intangible amortization	488	1,160
Foreign net operating loss carryforward	319	279
Valuation allowance	(319)	(279)
Other	201	14

	$(332)	$1,551

As of October 31, 2004, we have available $1,062 of Australian net operating loss carryforward. We have recorded a valuation allowance of $319 to fully provide for this deferred income tax benefit that may not be realized.

We have not provided U.S. Federal income tax on $1,565 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2004	2003	2002
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0%	2.0%	2.0%
U.S. benefit due to foreign sales and Federal tax credits	(1.2%)	(1.7%)	(1.8%)
Effect from foreign tax rate differences	(0.9%)	0.0%	0.0%
Other	0.1%	(0.3%)	(0.2%)

Effective tax rate	35.0%	35.0%	35.0%

15.  OPERATING SEGMENTS

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

Segment revenues include sale, lease or licensing of products within each reportable segment. Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Corporate assets are comprised primarily of cash and cash equivalents, investments, property and equipment, and prepaid and deferred income taxes.

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	2004	2003	2002
Revenue:
Utility products	$45,947	$33,092	$28,756
Entertainment products	38,705	25,151	19,853
Corporate	131	108	68

	$84,783	$58,351	$48,677

Income (Loss) from operations:
Utility products	$21,362	$16,970	$15,367
Entertainment products	29,586	20,316	15,794
Corporate	(14,706)	(10,505)	(9,133)

	$36,242	$26,781	$22,028

Depreciation and amortization:
Utility products	$3,606	$2,074	$2,134
Entertainment products	1,767	710	658
Corporate	1,846	1,174	836

	$7,219	$3,958	$3,628

Capital expenditures:
Utility products	$3,705	$3,530	$2,324
Entertainment products	787	331	72
Corporate	2,628	924	646

	$7,120	$4,785	$3,042

Assets, end of year:
Utility products	$88,019	$21,287	$15,573
Entertainment products	30,868	9,161	5,201
Corporate	66,405	21,134	29,694

	$185,292	$51,582	$50,468

Revenues by geographic area are determined based on the location of our customer. For the years ended October 31, 2004, 2003 and 2002, sales to customers outside the United States accounted for 23%, 17%, and 26% of consolidated revenue, respectively. Except as indicated in the table below, no individual customer or country accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2004	2003	2002
Revenue:
United States	$65,583	$48,258	$35,799
Canada	6,419	4,115	5,352
Other North America	2,568	2,475	1,542
Europe	4,159	1,579	4,009
Australasia	4,514	1,393	1,320
Other	1,540	531	655

	$84,783	$58,351	$48,677

Long-lived assets, end of year:
United States	$41,077	$17,827	$15,495
Austria	59,755	-	-
Australia	5,985	4,048	4,110
Other	221	289	405

	$107,038	$22,164	$20,010

16.  COMMITMENTS AND CONTINGENCIES

Operating leases.  We lease office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $979, $997, and $887 for the years ended October 31, 2004, 2003, and 2002, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2004, are as follows:

Year ending October 31,
2005	$945
2006	868
2007	649
2008	251
2009	188
Thereafter	35

$2,936

Purchase commitments.  From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2004, our significant inventory purchase commitments totaled $4,201.

Employment agreements.  We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2004, minimum aggregate severance benefits totaled $3,966.

Legal proceedings.  Our current material litigation and our current assessments are described below. Litigation is inherently unpredictable. Our current assessment of each matter may change based on future unknown or unexpected events. Subject to the foregoing, we believe we will prevail in each of the material litigation actions described below. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

Certain of our litigation relates to products or patents associated with our discontinued slot products operations. Legal expenses and settlement proceeds or payments associated with these matters, if any, are included in the Discontinued Operations caption on our consolidated statements of income.

Continuing operations –

VendingData I – In March 2002, we filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations, and related entities (“VendingData I”). The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants have infringed two of our patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct. The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity. The counterclaim seeks an unspecified amount of damages. We completely deny each of the claims contained in defendants’ counterclaim.

In August 2004, VendingData filed a motion for summary judgment, alleging that the claims of the two patents on which they had been sued were invalid. In October, 2004, the court denied VendingData’s motion for summary judgment. VendingData is now asking the court to reconsider its ruling. In December 2004, the court set a date for the trial of this case in Spring 2005. We believe that it is very likely that this case will proceed to trial.

VendingData II – In October 2004, we filed a new patent infringement lawsuit against VendingData Corporation (“VendingData II”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOneTM shuffler infringes another patent owned by us, (a different patent than the two patents that are the subject of the VendingData I case described above). VendingData II was also filed in the United States District Court for the District of Nevada in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed counterclaims that allege that our patent is invalid. On November 29, 2004, the Court granted our motion for a preliminary injunction. The injunction became effective upon our posting of a $3,000 cash security with the court on November 30, 2004. On December 17, 2004, the court denied VendingData’s two emergency motions to modify the preliminary injunction. In early January 2005, VendingData filed a notice of appeal of the preliminary injunction with the U.S. Court of Appeals for the Federal Circuit. That appeal is now pending.

TCS – In September 2004, Technical Casino Supplies, Ltd., (“TCS”) filed an arbitration action against us with the American Arbitration Association in Las Vegas claiming that we have breached our Distributor Agreement (the “TCS Agreement”) with them by exercising our rights, expressly set forth in the TCS Agreement, to sell products directly to certain customers under certain conditions. TCS is also alleging that CARD’s one2six shuffler is covered under the TCS Agreement. TCS is seeking an unspecified amount of alleged damages. Late in September, 2004, we filed an answer denying TCS’ claims of contract breach, denying that the one2six shuffler is covered under the TCS Agreement and denying that TCS is entitled to any damages or other relief. We also filed a counterclaim seeking declaratory relief that we are acting properly and that the one2six shuffler is not covered under the TCS Agreement. Further, we sought to terminate the TCS Agreement based on TCS’ numerous breaches, including TCS’ failure to purchase the minimum quantities of products required under the TCS Agreement, and its distributing of competitive products, which is prohibited by the TCS Agreement. We are also seeking an unspecified amount of damages.

On December 22, 2004, the arbitrator ruled that the TCS Agreement was terminated, effective immediately, although he did not state who the terminating party was or who the breaching party was. TCS was also enjoined until January 3, 2005, from selling or representing any products which are competitive with any of the Shuffle Master products covered under the TCS Agreement. The case will now proceed with each party’s breach and damage claims.

Awada – In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued us. The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada. The defendants are us and Mark L. Yoseloff, our CEO and Chairman. The complaint alleges breach of contract and related theories and causes of action concerning the 1999 agreement between us and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game. The complaint seeks an unspecified amount of damages. We deny the plaintiffs’ allegations in the complaint. We have cross-complained against the plaintiffs, alleging fraud and related causes of action, including rescission of the contract, and are seeking unspecified damages from the plaintiffs. In December 2004, the court set a date for the trial of this case in Spring 2005. We believe that it is very likely that this case will proceed to trial.

GEI – On July 15, 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 PokerTM Game infringes one of our Three Card Poker patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid.

MP Games - On July 30, 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System violates two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and are seeking damages against us. We deny any infringement.

Discontinued operations –

IGCA – In April 2001, we were sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are us and Joseph J. Lahti, our former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses. We deny the plaintiff’s claims.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

SHUFFLE MASTER, INC.

QUARTERLY FINANCIAL DATA

(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2004:

Revenue	$15,609	$20,156	$23,083	$25,935

Gross profit	12,611	16,315	17,506	18,948

Income from continuing operations	4,410	5,334	6,237	6,536

Net income	5,854	5,502	6,250	6,538

Earnings per share – continuing operations:

Earnings per share, basic	0.18	0.21	0.27	0.28

Earnings per share, diluted	0.17	0.21	0.26	0.27

2003:

Revenue	$11,927	$13,463	$15,381	$17,580

Gross profit	9,475	10,877	12,443	13,957

Income from continuing operations	3,460	3,969	4,888	5,262

Net income	3,317	4,032	4,628	4,957

Earnings per share – continuing operations:

Earnings per share, basic	0.13	0.16	0.20	0.21

Earnings per share, diluted	0.13	0.16	0.19	0.21

Effective May 1, 2004, we acquired CARD and effective February 24, 2004, we acquired certain assets of BTI. Each of these acquisitions is included in our consolidated financial statements beginning on the effective date of the transactions. See Note 2 to our consolidated financial statements.

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

Our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted to reflect the three-for-two stock split. See Note 11 to our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

The following disclosure is made in lieu of disclosure under Item 5.03 of Form 8-K, “Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year.”

On December 9, 2004, we announced that our board of directors had approved a three-for-two split of our common stock to be effected in the form of a dividend. The additional shares will be issued on January 14, 2005 to shareholders of record as of the close of business on January 3, 2005. Each shareholder will receive one additional share of our common stock for every two shares owned. On the same date, we will distribute cash in lieu of fractional shares.

In connection with this stock split, we have filed an Amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 101,250,000 to 151,875,000. That Amendment is filed herewith as Exhibit 3.2.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•	Information regarding our directors, including the audit committee financial expert, appears under the caption “Election of Directors” in our Fiscal 2004 Proxy Statement and is incorporated herein by reference.

•	Executive Officers of the Registrant. The information under the caption “Executive Officers” in our Fiscal 2004 Proxy Statement is incorporated herein by reference.

•	Compliance With Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2004 Proxy Statement is incorporated herein by reference.

•	Information regarding our Code of Conduct appears in our Fiscal 2004 Proxy Statement, under the caption “Proposal 1 – Election of Directors – Corporate Governance – Compliance Committee,” and is incorporated herein by reference.

•	Our Code of Conduct is publicly available on our website at www.shufflemaster.com and is also available in print to any shareholder upon request. Our website address is intended to be an inactive, textual reference only; none of the material on the website is part of this report. We may revise these policies from time to time and will promptly post any revisions on our website. If we grant any waiver from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” “Compensation of Directors,” “Report of Compensation Committee on Executive Compensation,” and “Stock Performance Graph” in our Fiscal 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Party Transactions” in our Fiscal 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2004 Proxy Statement under the captions “Independent Auditor” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		See index to consolidated financial statements included as Item 8 to this Annual Report.

	2.	Financial Statement Schedules

		All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Management Contracts, Compensatory Plans and Arrangements

		Management contracts, compensatory plans and arrangements are listed as exhibits 10.1 through 10.20 included in Item 15(b) of this Annual Report.

(b)	Exhibits

	3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
	3.2	Articles of Amendment to Articles of Incorporation of Shuffle Master, Inc., effective January 14, 2005.
	3.3	Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
	3.4	Amendment to Shuffle Master’s Corporate Bylaws, as adopted by our board of directors on January 11, 2005.
	4.1	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to our Current Report on Form 8-K dated June 26, 1998).
	4.2	Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.3	Agreement and Guaranty dated May 12, 2004, by and between Casinos Austria AG and Cai Casinoinvest Middle East GMBH on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.3 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.4	Purchase Agreement, dated April 15, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.4 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.5	Registration Rights Agreement dated April 21, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. and Goldman, Sachs & Co relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.5 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.6	Indenture, dated as of April 21, 2004, between Shuffle Master, Inc. and Wells Fargo Bank, N. A. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.6 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	10.1	Shuffle Master, Inc. 1993 Stock Option Plan (Incorporated by reference to exhibit 10.8 in our Registration Statement No. 33-72224 on Form SB-2).
	10.2	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated September 30, 1995 (Incorporated by reference to exhibit 10.20 in our Registration Statement No. 333-39060 on Form S-8).
	10.3	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated December 9, 1995 (Incorporated by reference to exhibit 10.21 in our Registration Statement No. 333-39060 on Form S-8).
	10.4	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 29, 1996 (Incorporated by reference to exhibit 10.22 in our Registration Statement on No. 333-39060 Form S-8).

10.5	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 19, 1998 (Incorporated by reference to exhibit 10.23 in our Registration Statement No. 333-39060 on Form S-8).
10.6	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated October 26, 1998 (Incorporated by reference to exhibit 10.24 in our Registration Statement No. 333-39060 on Form S-8).
10.7	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated March 17, 1999 (Incorporated by reference to exhibit 10.25 in our Registration Statement No. 333-39060 on Form S-8).
10.8	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan, approved by the shareholders on March 22, 2001, (Incorporated by reference to the exhibit 10.8 in our Registration Statement No. 333-39060 on Form S-8).
10.9	Amendment to the Shuffle Master, Inc. 1993 Stock Option Plan dated July 23, 2003 (Incorporated by reference to exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).
10.10	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
10.11	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.12	Shuffle Master, Inc. Restated Outside Directors’ Option Plan dated January 24, 2002 (Incorporated by reference to Exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).
10.13	Shuffle Master, Inc. 2003 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B in our Proxy Statement dated February 7, 2003).
10.14	Shuffle Master, Inc. 2004 Equity Incentive Plan (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.15	Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.16	Employment Agreement, by and between Shuffle Master, Inc. and Mark Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.17	Covenant Not to Compete by and between Shuffle Master, Inc. and Mark L. Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.18	Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated February 1, 2003 (Incorporated by reference to Exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2003).
10.19	Employment Agreement, by and between Shuffle Master, Inc. and Paul C. Meyer, dated September 23, 2003 (Incorporated by reference to exhibit 10.21 in our Annual Report on Form 10-K for the year ended October 31, 2003).
10.20	Employment Agreement, by and between Shuffle Master, Inc. and Richard L. Baldwin, dated September 20, 2004 (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K dated September 20, 2004).
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-K but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUFFLE MASTER, INC.

Dated: January 13, 2005	By:	/s/ Mark L. Yoseloff
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark L. Yoseloff Mark L. Yoseloff	Chairman and Chief Executive Officer	January 13, 2005

/s/ Paul C. Meyer Paul Meyer	President and Chief Operating Officer	January 13, 2005

/s/ Richard Baldwin Richard Baldwin	Chief Financial Officer and Chief Accounting Officer	January 13, 2005

/s/ Don R. Kornstein Don R. Kornstein	Director	January 13, 2005

/s/ Ken Robson Kenneth J. Robson	Director	January 13, 2005

/s/ Garry W. Saunders Garry W. Saunders	Director	January 13, 2005