Form 10-Q
period 2005-01-31
SHUFFLE MASTER INC
filed 2005-03-03
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of February 15, 2005, there were 35,538,319 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2005

PART I

ITEM 1. FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2005	2004
Revenue:
Utility products leases	$5,312	$4,597
Utility products sales and service	8,049	3,568
Entertainment products leases and royalties	6,148	5,139
Entertainment products sales and service	5,812	2,281
Other	49	24

Total revenue	25,370	15,609

Costs and expenses:
Cost of leases and royalties	2,347	1,702
Cost of sales and service	3,582	1,296
Selling, general and administrative	7,884	4,781
Research and development	1,869	1,160

Total costs and expenses	15,682	8,939

Income from operations	9,688	6,670
Other income (expense)	(335)	115

Income from continuing operations before tax	9,353	6,785
Provision for income taxes	3,274	2,375

Income from continuing operations	6,079	4,410
Discontinued operations, net of tax	43	1,444

Net income	$6,122	$5,854

Basic earnings per share:
Continuing operations	$0.17	$0.12
Discontinued operations	0.01	0.04

Net income	$0.18	$0.16

Diluted earnings per share:
Continuing operations	$0.17	$0.11
Discontinued operations	—	0.04

Net income	$0.17	$0.15

Weighted average shares outstanding:
Basic	34,930	37,199
Diluted	36,658	38,490

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	January 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,045	$20,580
Investments	26,636	26,458
Accounts receivable, net	8,957	11,205
Investment in sales-type leases, net	6,190	4,739
Inventories	7,250	5,853
Prepaid income taxes	9,724	6,373
Deferred income taxes	2,434	2,195
Other current assets	1,056	851

Total current assets	77,292	78,254

Investment in sales-type leases, net	9,641	7,068

Products leased and held for lease, net	6,402	5,461

Property and equipment, net	3,460	3,507

Intangible assets, net	59,843	47,812

Goodwill, net	38,402	37,556

Other assets	8,565	5,634

Total assets	$203,605	$185,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,002	$3,304
Accrued liabilities	4,605	5,497
Customer deposits and unearned revenue	3,457	3,532
Note payable and current portion of long-term liabilities	3,209	250

Total current liabilities	15,273	12,583
Long-term liabilities, net of current portion	162,993	157,648

Deferred income taxes	435	332

Total liabilities	178,701	170,563

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,422 and 34,958 shares issued and outstanding	354	233
Additional paid-in capital	13,340	9,593
Deferred compensation	(2,974)	(1,765)
Retained earnings	6,820	698
Cumulative currency translation adjustment	7,364	5,970

Total shareholders’ equity	24,904	14,729

Total liabilities and shareholders’ equity	$203,605	$185,292

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,122	$5,854
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,776	1,605
Stock based compensation	144	—
Provision for bad debts	182	40
Provision for inventory obsolescence	100	—
Deferred income taxes	(109)	1,510
Tax benefit from stock option exercises	3,440	602
Gain before tax on slot disposition	—	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	2,277	3,118
Notes receivable	—	648
Investment in sales-type leases	(4,206)	(391)
Inventories	(1,469)	(995)
Accounts payable and accrued liabilities	(419)	(4,551)
Customer deposits and unearned revenue	(99)	(109)
Prepaid income taxes	(3,124)	(2,090)
Other	(181)	(537)

Net cash provided by operating activities	5,434	2,209

Cash flows from investing activities:
Purchases of investments	(279)	(2,026)
Proceeds from sale and maturities of investments	101	4,682
Payments for products leased and held for lease	(1,655)	(647)
Purchases of property and equipment	(380)	(128)
Purchases of intangible assets	(3,236)	(320)
Proceeds from disposition of slot assets	—	8,447
Other	(3,217)	(1,047)

Net cash provided (used) by investing activities	(8,666)	8,961

Cash flows from financing activities:
Repurchases of common stock	(4,350)	—
Proceeds from issuances of common stock, net	3,425	1,441
Payments of long-term liabilities	(1,378)	—

Net cash provided (used) by financing activities	(2,303)	1,441

Net increase (decrease) in cash and cash equivalents	(5,535)	12,611
Cash and cash equivalents, beginning of period	20,580	2,674

Cash and cash equivalents, end of period	$15,045	$15,285

Cash paid for:
Income taxes	$3,106	$3,130
Interest	$19	$3
Non-cash transactions:
Note payable for patent purchase	$9,666	$—
Issuance of restricted stock	$1,353	$—

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

We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products, both in the United States and Europe.

Our internet address is www.shufflemaster.com. Through the “Investor Relations” page on our internet website, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission.

Basis of presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of January 31, 2005, and for the three months ended January 31, 2005 and 2004, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three months ended January 31, 2005, are not necessarily indicative of the results to be expected for the year ending October 31, 2005. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2004.

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

Restricted stock – During the three months ended January 31, 2005, we issued 50 shares of restricted stock with an aggregate fair value of $1,353. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, reflects $94, net of tax, of amortization of restricted stock compensation for the three months ended January 31, 2005. There were no grants of restricted stock during the three months ended January 31, 2004.

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

	Three Months Ended January 31,
	2005	2004
Net income, as reported	$6,122	$5,854
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,451)	(1,137)

Pro forma net income	$4,671	$4,717

Earnings per common share, basic:
As reported	$0.18	$0.16
Pro forma	0.13	0.13

Earnings per common share, diluted:
As reported	$0.17	$0.15
Pro forma	0.13	0.12

Weighted average fair value of options granted during the period	$15.80	$9.79

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation. All share and per share amounts presented herein have been adjusted to our stock splits discussed in note 6.

Recently issued or adopted accounting standards. In September 2004, the Financial Accounting Standards Board (“FASB”) reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 will require us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we will apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the three months ended January 31, 2005, no restatement of prior periods was required. For the three months ended January 31, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation. See note 7.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Beginning with our quarterly period that begins August 1, 2005, we will be required to expense the fair value of stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

2. ACQUISITIONS AND DISPOSITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™ shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s recently introduced products include the Easy Chipper™, a next-generation roulette chip-sorting device.

The acquisition is being accounted for using the purchase method of accounting. Consideration to the seller consisted of $30,520 and the issuance of 767 shares of our common stock. The common stock issued was valued based on the market value of our common stock at the acquisition date. In addition, we estimate total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $1,975. The estimated total purchase price is comprised of the following:

Cash, net of cash acquired of $268	$30,520
Common stock of Shuffle Master, Inc.	24,557
Other direct acquisition costs	1,975

Total purchase price	$57,052

The preliminary allocation of the purchase price, which is subject to change based on a final valuation of the intangible assets acquired and liabilities assumed, is comprised of the following:

Historical book value of CARD net assets, excluding cash acquired, as of May 1, 2004	$1,309
Estimated fair value adjustments relating to:
Deferred income taxes	181
Intangible assets, average life of 7 years	25,298
Trademark	886
Goodwill	30,149
Accrued liabilities	(771)

$57,052

Intangible assets relate primarily to acquired products and their related intellectual property, primarily the one2six shuffler and the Easy Chipper roulette chip sorting machine. The values assigned to acquired products are being amortized over their estimated useful lives on a pro rata basis to the projected revenues. The trademark is not subject to amortization but will be tested periodically for impairment. We have preliminarily assigned the goodwill from our CARD acquisition to our Utility Products segment, pending finalization of our valuation analyses.

Accrued liabilities is comprised of vendor-related obligations of $412 and an obligation to the seller to provide up to $359 of product at no charge. The deferred tax asset reflects the timing difference for book and tax purposes of these accrued liabilities.

BTI. On February 24, 2004, we acquired certain assets of BTI, a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units as of the acquisition date.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement (the “Agreement”), with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow. Beginning November 2004, we pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets were recorded at their estimated fair values. All acquired intangible assets have definite lives and are being amortized over their estimated useful lives on a pro rata basis to the projected revenues. The cash purchase price of $6,144 includes the initial installment payment to the sellers of $6,000 and other direct costs in the amount of $144. As of the acquisition date, we recorded an estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Future amounts paid in excess of this estimate of contingent consideration, if any, will be recorded as goodwill. If future amounts paid are less than estimated contingent consideration, the remaining carrying value of the acquired assets will be reduced.

Discontinued slot operations. In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.

In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets and substantially completed our divestiture plans.

Discontinued operations consisted of the following:

	Three Months Ended January 31,
	2005	2004
Revenues	$99	$1,521

Income (loss) from operations before tax	$66	$(274)
Income tax (expense) benefit	(23)	96

Net income (loss) from operations	43	(178)

Gain on sale of slot assets	—	3,373
One-time termination benefits, contract termination costs and other	—	(877)
Income tax expense	—	(874)

Gain on sale of slot assets, net	—	1,622

Discontinued operations, net	$43	$1,444

3. ACCOUNTS RECEIVABLE, SALES-TYPE LEASES, INVENTORIES, AND LEASED PRODUCTS

	January 31, 2005	October 31, 2004
Accounts receivable, net:
Trade receivables	$9,697	$11,945
Less: allowance for bad debts	(740)	(740)

	$8,957	$11,205

	January 31, 2005	October 31, 2004
Investment in sales-type leases, net:
Minimum lease payments	$17,810	$13,350
Less: interest	(1,319)	(1,053)
Less: allowance for bad debts	(660)	(490)

Investment in sales-type leases, net	15,831	11,807
Less: current portion	(6,190)	(4,739)

Long-term portion	$9,641	$7,068

Investment in sales-type leases includes amounts receivable under capital lease arrangements. Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 30 to 60 months and contain bargain purchase options.

We maintain allowances for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The allowances for bad debts are estimated based on historical experience and specific customer collection issues.

	January 31, 2005	October 31, 2004
Inventories:
Raw materials and component parts	$5,269	$3,912
Work-in-process	488	415
Finished goods	3,301	3,227

	9,058	7,554
Less: allowance for inventory obsolescence	(1,808)	(1,701)

	$7,250	$5,853

Products leased and held for lease, net:
Utility products	$15,290	$13,959
Less: accumulated depreciation	(9,585)	(9,012)

	5,705	4,947

Entertainment products	2,523	2,398
Less: accumulated depreciation	(1,826)	(1,884)

	697	514

	$6,402	$5,461

4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets. Substantially all of our recorded intangible assets are subject to amortization. Amortization expense was $1,402 and $392 for the three months ended January 31, 2005 and 2004, respectively. Intangible assets are comprised of the following:

	January 31, 2005	October 31, 2004
Amortized intangible assets:
Patents, games and products	$63,647	$50,589
Less: accumulated amortization	(6,212)	(4,862)

	57,435	45,727

Licenses and other	2,973	2,733
Less: accumulated amortization	(1,451)	(1,534)

	1,522	1,199

Total	58,957	46,926

Unamortized intangible assets:
Trademark	886	886

Total	$59,843	$47,812

Goodwill. Changes in the carrying amount of goodwill for the three months ended January 31, 2005, are as follows:

Balance at October 31, 2004	$37,556
CARD preliminary purchase accounting adjustment	45
Foreign currency translation adjustment	801

Balance at January 31, 2005	$38,402

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life.

5. NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities are summarized as follows:

	January 31, 2005	October 31, 2004
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
BTI liabilities (see Note 2)	7,319	7,616
ENPAT note payable, non interest bearing, due in installments through 2007	8,601	—
Note payable, fixed rate interest at 2.00%, due in installments through 2005	250	250
Other	32	32

	166,202	157,898
Less: current portion	(3,209)	(250)

	$162,993	$157,648

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

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under the circumstances defined in the indenture agreements. Holders may convert any outstanding Notes into cash and shares of our common stock at an initial conversion price per share of $28.07. This represents a conversion rate of approximately 35.6210 shares of common stock per $1,000 in principal amount of Notes. The value of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the Notes will be determined based on the applicable Conversion Rate, Conversion Value, Principal Return, and other factors, each as defined in the indenture covering these Notes.

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

BTI liabilities. In connection with our acquisition of certain assets from BTI, we have recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.

ENPAT note payable. In December 2004, we purchased two RFID technology patents from ENPAT, Inc. for $12,500. The purchase price is comprised of an initial payment of $2,400 and non interest bearing annual installments through December 2007. The balance as of January 31, 2005 of $8,601 represents the discounted present value of the future payments. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable. In August 2002, we purchased a patent and the Bloodhound® product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal balance of $250 as of January 31, 2005, due on August 7, 2005, subject to other terms and conditions.

6. SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the three months ended January 31, 2005:

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings (Deficit)	Cumulative Currency Translation	Total Share- holders’ Equity
	Shares	Amount
Balance, October 31, 2004	34,958	$233	$9,593	$(1,765)	$698	$5,970	$14,729

Comprehensive Income:
Net Income	—	—	—	—	6,122	—	6,122
Currency translation	—	—	—	—	—	1,394	1,394

Total comprehensive income							7,516

Stock repurchased	(150)	(1)	(4,349)	—	—	—	(4,350)
Options exercised, net	566	6	3,487	—	—	—	3,493
Tax benefit from stock options	—	—	3,440	—	—	—	3,440
Issuance of restricted stock	50	—	1,353	(1,209)	—	—	144
January 2005 stock split	(2)	116	(184)	—	—	—	(68)

Balance, January 31, 2005	35,422	$354	$13,340	$(2,974)	$6,820	$7,364	$24,904

Stock splits. In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the “January 2005 Split”). Share and per share amounts have been adjusted for all periods presented herein to reflect the January 2005 Split. In connection with the January 2005 Split, we paid cash of $68 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

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

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. Under our board authorizations, during the three months ended January 31, 2005, we repurchased 150 shares of our common stock for a total cost of $4,350. As of January 31, 2005, $13,124 remained outstanding under this authorization. We did not repurchase any of our common stock during the three months ended January 31, 2004. We cancel shares that we repurchase.

Tax benefit from stock option exercises. During the three months ended January 31, 2005 and 2004, we recorded income tax benefits of $3,440 and $602, respectively, related to deductions for employee stock option exercises. These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no affect on our provision for income taxes.

Preferred stock purchase rights. In February 2005, we amended our Shareholder Rights Agreement, dated June 26, 1998 (the “Rights Agreement”). As more fully described therein, and subject to the terms thereof, the Rights Agreement, as amended, generally gives holders of our common stock rights to acquire shares of our preferred stock upon the occurrence of specified events. The amendment (a) eliminated all requirements in the Rights Agreement that actions, approvals and determinations to be taken or made by our board of directors be taken or made by a majority of the “Continuing Directors,” and (b) reflects the change of the name of our stock transfer agent to Wells Fargo Bank, N. A.. The amendment eliminated from the Rights Agreement those provisions commonly referred to as “dead hand” provisions.

7. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended January 31,
	2005	2004
Income from continuing operations	$6,079	$4,410

Basic:
Weighted average shares	34,930	37,199

Diluted:
Weighted average shares, basic	34,930	37,199
Dilutive effect of options and restricted stock	1,479	1,291
Dilutive effect of contingent convertible notes	249	—

Weighted average shares, diluted	36,658	38,490

Basic earnings per share	$0.17	$0.12
Diluted earnings per share	$0.17	$0.11

We account for our contingent convertible notes in accordance with Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three months ended January 31, 2005, the average fair value of our common stock exceeded $28.07, resulting in additional dilutive shares. Because the average fair value of our common stock did not exceed the initial conversion price in any prior period, this statement has no effect on our historically reported diluted earnings per share.

8. EQUITY INCENTIVE PLANS

Restricted stock. During the three months ended January 31, 2005, we issued 50 shares of restricted stock with an aggregate fair value of $1,353. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, reflects $94, net of tax, of amortization of restricted stock compensation for the three months ended January 31, 2005. There were no grants of restricted stock in the three months ended January 31, 2004.

Stock options. During the three months ended January 31, 2005, our stock option activity and weighted average exercise prices were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, October 31, 2004	3,789	$11.77
Granted	536	30.35
Exercised	(566)	5.92
Forfeited	(49)	12.87

Outstanding, January 31, 2005	3,710	15.33

Exercisable, January 31, 2005	1,427	$11.66

9. OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended January 31,
	2005	2004
Interest income	$389	$131
Interest expense	(510)	(3)
Amortization of debt issue costs	(242)
Foreign currency gain (loss)	33	(13)
Other	(5)	—

	$(335)	$115

10. OPERATING SEGMENTS

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

We have two reportable segments: Utility Products and Entertainment Products. Utility Products includes our Shufflers, ITS and Chip Sorting Machine product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

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

Capital expenditures includes amounts reported on our consolidated statement of cash flows for purchases of leased products, property and equipment and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended January 31,
	2005	2004
Revenue:
Utility Products	$13,361	$8,165
Entertainment Products	11,960	7,420
Corporate	49	24

	$25,370	$15,609

Operating Income (Loss):
Utility Products	4,859	3,400
Entertainment Products	9,622	5,989
Corporate	(4,793)	(2,719)

	$9,688	$6,670

Depreciation and Amortization:
Utility Products	$1,570	$533
Entertainment Products	556	201
Corporate	650	265

	$2,776	$999

Capital Expenditures:
Utility Products	$13,917	$744
Entertainment Products	267	126
Corporate	753	128

	$14,937	$998

11. COMMITMENTS AND CONTINGENCIES

Purchase commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of January 31, 2005, our significant inventory purchase commitments totaled $5,659.

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2005, minimum aggregate severance benefits totaled $3,889.

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

In August 2004, VendingData filed a motion for summary judgment, alleging that the claims of the two patents on which they had been sued were invalid. In October 2004, the court denied VendingData’s motion for summary judgment. VendingData is now asking the court to reconsider its ruling. In December 2004, the court set a date for the trial of this case in Spring 2005. We believe that it is very likely that this case will proceed to trial.

VendingData II – In October 2004, we filed a new patent infringement lawsuit against VendingData Corporation (“VendingData II”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOneTM shuffler infringes another patent owned by us, (a different patent than the two patents that are the subject of the VendingData I case described above). VendingData II was also filed in the United States District Court for the District of Nevada in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed counterclaims that allege that our patent is invalid. On November 29, 2004, the Court granted our motion for a preliminary injunction. The injunction became effective upon our posting of a $3,000 cash security with the court on November 30, 2004. This security deposit is included in other assets on our condensed consolidated balance sheet. On December 17, 2004, the court denied VendingData’s two emergency motions to modify the preliminary injunction. In early January 2005, VendingData filed a notice of appeal of the preliminary injunction with the U.S. Court of Appeals for the Federal Circuit. That appeal is now pending.

TCS – In September 2004, Technical Casino Supplies, Ltd., (“TCS”) filed an arbitration action against us with the American Arbitration Association in Las Vegas claiming that we have breached our Distributor Agreement (the “TCS Agreement”) with them by exercising our rights, expressly set forth in the TCS Agreement, to sell products directly to certain customers under certain conditions. TCS is also alleging that CARD’s one2six shuffler is covered under the TCS Agreement. TCS is seeking an unspecified amount of alleged damages. Late in September 2004, we filed an answer denying TCS’ claims of contract breach, denying that the one2six shuffler is covered under the TCS Agreement and denying that TCS is entitled to any damages or other relief. We also filed a counterclaim seeking declaratory relief that we are acting properly and that the one2six shuffler is not covered under the TCS Agreement. Further, we sought to terminate the TCS Agreement based on TCS’ numerous breaches, including TCS’ failure to purchase the minimum quantities of products required under the TCS Agreement, and its distributing of competitive products, which is prohibited by the TCS Agreement. We are also seeking an unspecified amount of damages.

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

GEI - On July 15, 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid.

MP Games - On July 30, 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System violates two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing.

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

We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products, both in the United States and Europe.

Management’s Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” elsewhere in this quarterly report.

ACQUISITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”) from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™ shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s recently introduced products include the Easy Chipper™, a next-generation roulette chip sorting device.

BTI. On February 24, 2004, we acquired certain assets of BET Technologies, Inc. (“BTI”), a privately held corporation that develops and distributes table games to casinos throughout North America. The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the “BET Technology, Inc.” name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units.

DISPOSITIONS

In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets and substantially completed our divestiture plans. A more detailed discussion is included under the heading “Discontinued Operations.”

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,
	2005		2004
Revenue
Utility products	$13,361	53.8%	$8,165	52.3%
Entertainment products	11,960	46.0%	7,420	47.5%
Other	49	0.2%	24	0.2%

Total revenue	25,370	100.0%	15,609	100.0%

Cost of revenue	5,929	23.4%	2,998	19.2%

Gross margin	19,441	76.6%	12,611	80.8%
Selling, general and administrative	7,884	31.1%	4,781	30.6%
Research and development	1,869	7.4%	1,160	7.5%

Income from operations	9,688	38.1%	6,670	42.7%
Other income (expense), net	(335)	(1.3)%	115	0.8%

Income from continuing operations before tax	9,353	36.8%	6,785	43.5%
Provision for income taxes	3,274	12.9%	2,375	15.2%

Income from continuing operations	6,079	23.9%	4,410	28.3%
Discontinued operations, net of tax	43	0.1%	1,444	9.2%

Net income	$6,122	24.0%	$5,854	37.5%

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

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,		Percentage Change
	2005	2004
Revenue:
Leases and royalties	$11,460	$9,736	17.7%
Sales and service	13,861	5,849	137.0%
Other	49	24	104.2%

Total	$25,370	$15,609	62.5%

Cost of revenue:
Leases and royalties	$2,347	$1,702	37.9%
Sales and service	3,582	1,296	176.4%
Other	—	—	—

Total	$5,929	$2,998	97.8%

Gross margin:
Leases and royalties	$9,113	$8,034	13.4%
Sales and service	10,279	4,553	125.8%
Other	49	24	104.2%

Total	$19,441	$12,611	54.2%

Gross margin percentage:
Leases and royalties	79.5%	82.5%
Sales and service	74.2%	77.8%
Total	76.6%	80.8%

We earn our revenue in several ways. We lease or license our products to casino customers, generally under month-to-month fixed fee contracts. Product lease contracts typically include parts and servicing. We also offer most of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading “Critical Accounting Policies.”

Our overall revenue growth was primarily due to the increase in both leased and sold units in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products, the expansion of legal gaming within existing jurisdictions and into new jurisdictions and the acquisitions of products. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Intellectual property amortization expense associated with products related to our CARD and BTI acquisitions is recorded as a cost of sales. As a result, although total gross margin dollars increased, gross margin as a percentage of revenue declined. Amortization expense associated with these products was $922 for the three month period ended January 31, 2005, representing an approximately 4 point decline in gross margin percentage.

Leases and royalties gross margin percentage for the three months ended January 31, 2005, declined primarily due to the above-mentioned amortization expense from table games acquired from BTI.

Sales and service gross margin percentage declined for the three months ended January 31, 2005, primarily due to the inclusion of the CARD product lines. The reduction in the sales gross margin percentage from the CARD products was offset by a greater volume of sales of lifetime licenses for our proprietary table games, which generally carry higher margins.

OPERATING EXPENSES

	Three Months Ended January 31,		Percentage Change
	2005	2004
Selling, general and administrative	$7,884	$4,781	64.9%
Percentage of revenue	31.1%	30.6%

Research and development	$1,869	$1,160	61.1%
Percentage of revenue	7.4%	7.5%

Selling, General and Administrative Expenses (“SG&A”). SG&A increased at a rate slightly higher than our revenues during the three months ended January 31, 2005. Accordingly, SG&A as a percentage of revenue increased. The greatest contributor to our increase in SG&A was legal fees associated with our legal proceedings, which were $1,805 for the three months ended January 31, 2005 compared to $1,208 for the three months ended January 31, 2004. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property. In addition, the establishment of our European headquarters in Vienna, Austria through our acquisition of CARD, added $888 to our SG&A expenses during the three months ended January 31, 2005. Remaining significant SG&A expenses increased proportionate to our business volume increase.

Research and Development Expenses (“R&D”). Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development, including next generation shufflers and automated player tracking technologies. The increase for the three months ended January 31, 2005 is primarily attributable to amortization expense for our recently-acquired RFID patents and associated patent costs. In addition, CARD products under development contributed $156 to the increase during the three months ended January 31, 2005.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended January 31,		Percentage Change
	2005	2004

Interest income	$389	$131	196.9%
Interest expense	(510)	(3)	*
Amortization of debt issue costs	(242)	—	*
Foreign currency gain (loss)	33	(13)	*
Other	(5)	—	*

	$(335)	$115	(391.3)%

*	not meaningful

Interest income increased primarily due to our continued increase in our sales-type leasing activities. As a result, we have a greater investment in interest bearing sales-type leases as of January 31, 2005.

The increase in interest expense is due to the issuance of $150,000 of contingent convertible senior notes (“Notes”) in April 2004. A more detailed discussion of these Notes is included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective tax rate for continuing operations was 35% for each of the three months ended January 31, 2005 and 2004, respectively. Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation, and changes in our estimates of federal tax credits and other tax deductions.

During the three months ended January 31, 2005 and 2004, we recorded income tax benefits of $3,440 and $602, respectively, related to deductions for employee stock option exercises. These tax benefits, which increased prepaid income taxes and additional paid-in capital by equal amounts, had no effect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended January 31,
	2005	2004
Income from continuing operations	$6,079	$4,410
Basic earnings per share	$0.17	$0.12
Diluted earnings per share	$0.17	$0.11

Weighted average shares data:
Basic	34,930	37,199
Dilutive effect of options and restricted stock	1,479	1,291
Dilutive effect of contingent convertible notes	249	—

Diluted	36,658	38,490

Outstanding shares data:
Shares outstanding, beginning of period	34,958	37,073
Options exercised	566	250
Shares repurchased	(150)	—
Restricted stock issued	50	—
Other	(2)	—

Shares outstanding, end of period	35,422	37,323

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the “January 2005 Split”). Share and per share amounts have been adjusted for all periods presented herein to reflect the January 2005 Split.

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

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We believe that Installed Unit Base is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next-generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units currently in active use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2005	2004
Utility Products segment revenue
Lease	$5,312	$4,597	$715	15.6%
Sales and service	8,049	3,568	4,481	125.6%

Total	$13,361	$8,165	$5,196	63.6%

Utility Products segment operating income	$4,859	$3,400	$1,459	42.9%
Utility Products segment operating margin	36.4%	41.6%

Shufflers installed base (end of quarter)
Lease units	4,457	3,692	765	20.7%

Sold units, inception-to-date
Beginning of quarter	11,151	7,506	3,645	48.6%
Sold during quarter	558	288	270	93.8%
Less trade-ins and exchanges	(126)	(6)	(120)	2,000.0%

End of quarter	11,583	7,788	3,795	48.7%

Total installed base	16,040	11,480	4,560	39.7%

Utility Products segment revenue is derived substantially from our shufflers product line. Our Intelligent Table System products are in the development stage.

The increase in shuffler lease revenue for the three months ended January 31, 2005 primarily reflects:

•	A greater number of units on lease and a consistent overall average lease price. Our shuffler leased units increased by 319 units, or 7.7% during the three months ended January 31, 2005, compared to an increase of 108 units, or 3.0%, during the three months ended January 31, 2004.

•	The increase in leased units was comprised primarily of net placements of Deck Mate, MD2 and ACE units.

•	Net placements during the three months ended January 31, 2005, were offset by the conversion of 133 lease units to sold units (“conversion units”).

The increase in shuffler sales and service revenue for the three months ended January 31, 2005 primarily reflects:

•	The expansion of our shuffler product offering as a result of our acquisition of CARD and the related sales of one2six shufflers.

•	Sold shuffler units of 558 and 288 for the three months ended January 31, 2005 and 2004, includes 133 and 95 conversion units, respectively.

•	The percentage increase in shuffler sales and service revenue was greater than the percentage increase in units sold due to the product mix. The three months ended January 31, 2005 included a greater percentage of sales of our higher-priced models, including the Deck Mate, one2six and MD2 shufflers.

Utility Products segment operating income for the three months ended January 31, 2005 increased 42.9% when compared to the three months ended January 31, 2004 due to greater volume and an overall increase in the average shuffler sales price; however, as a percentage of revenue, the Utility Products operating margin declined due to the following factors:

•	The three months ended January 31, 2005 includes amortization expense associated with our acquired utility products.

•	The one2six shuffler, which carries a lower gross margin, comprised a greater percentage of shuffler sales revenue for the three months ended January 31, 2005.

•	The decline in operating margin percentage was somewhat offset because sales and service expenses allocated to our Utility Products segment did not increase at the same rate as Utility Products revenues.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2005	2004
Entertainment Products segment revenue
Royalties and leases	$6,148	$5,139	$1,009	19.6%
Sales and service	5,812	2,281	3,531	154.8%

Total	$11,960	$7,420	$4,540	61.2%

Entertainment Products segment operating income	$9,622	$5,989	$3,633	60.7%
Entertainment Products segment operating margin	80.5%	80.7%

Table games installed base (end of quarter)
Royalty units	2,766	1,694	1,072	63.3%

Sold units, inception-to-date
Beginning of quarter	365	72	293	406.9%
Sold during quarter	198	40	158	395.0%

Subtotal	563	112	451	402.7%

Total installed base	3,329	1,806	1,523	84.3%

Entertainment Products segment revenue is derived substantially from our proprietary table game products. Our Table Master products, which are in the introductory stage, contributed 4.8% of Entertainment products revenue.

The increase in Entertainment Products royalty and lease revenue for the three months ended January 31, 2005 reflects:

•	A greater number of monthly royalty units, including the net placement of 96 new table game royalty units during the three months ended January 31, 2005 compared to 74 net unit placements during the three months ended January 31, 2004.

•	Royalty units acquired from BTI in February 2004.

•	The increase in the table games royalty unit base from net placements is offset by the sale of 198 and 40 lifetime license sales during the three months ended January 31, 2005 and 2004, respectively.

•	A Three Card Poker® average royalty rate increase of 20.2%.

•	A decline in our overall average royalty rate for table games. Although the average royalty rate for each of our various table games has remained consistent or increased, our table games installed lease base during the three months ended January 31, 2005, includes a greater percentage of our lower-priced games. The decline in average royalty rate is due to a change in the mix of games in the installed base from the higher-priced Let It Ride® and Three Card Poker games to our newly acquired BTI and other lower-priced introductory table games.

Entertainment Products sales for the three months ended January 31, 2005, increased primarily due to the sale of lifetime licenses for our proprietary table games, primarily Let It Ride and Three Card Poker.

Entertainment Products segment operating income for the three months ended January 31, 2005 increased 60.7% when compared to the three months ended January 31, 2004 and, as a percentage of revenue remained consistent. The consistent operating income percentage is comprised of offsetting factors. Our Entertainment Products segment operating income percentage:

•	Improved due to a greater volume of lifetime license sales.

•	Improved because allocated sales and service expenses did not increase at the same rate as revenue.

•	Declined due to amortization expense associated with table games acquired from BTI in February 2004.

•	Declined due to the increase in Table Master product volume which carries a lower gross margin than our proprietary table games.

DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets and substantially completed our divestiture plans. Discontinued operations consisted of the following:

	Three Months Ended January 31,
	2005	2004
Revenues	$99	$1,521

Income (loss) from operations before tax	$66	$(274)
Income tax (expense) benefit	(23)	96

Net income (loss) from operations	43	(178)

Gain on sale of slot assets	—	3,373
One-time termination benefits, contract termination costs and other	—	(877)
Income tax expense	—	(874)

Gain on sale of slot assets, net	—	1,622

Discontinued operations, net	$43	$1,444

LIQUIDITY AND CAPITAL RESOURCES

(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, and sales-type leases and to fund new products through both research and development and strategic acquisition of businesses and intellectual property. In April 2004, we obtained additional capital resources, through the issuance of $150,000 of Notes.

LIQUIDITY

Working capital. The following summarizes our cash, cash equivalents and working capital:

	January 31, 2005	October 31, 2004	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$41,681	$47,038	$(5,357)	(11.4)%
Working capital	$62,019	$65,671	$(3,652)	(5.6)%
Current ratio	5.1	6.2	(1.1)	(17.7)%

Cash flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2005	2004
Income from continuing operations	$6,079	$4,410	$1,669	37.8%
Non-cash items	3,202	1,645	1,557	94.7%
Income tax related items	207	22	185	840.9%
Investment in sales-type leases	(4,206)	(391)	(3,815)	975.7%
Other changes in operating assets and liabilities	109	(242)	351	(145.0)%
Slot-sale related items:
Discontinued operations, net of tax	43	1,444	(1,401)	(97.0)%
Gain from disposition of slot assets	—	(2,495)	2,495	(100.0)%
IGT accounts payable	—	(2,184)	2,184	(100.0)%

Cash flow provided by operating activities	$5,434	$2,209	$3,225	146.0%

•	Non-cash items are comprised of depreciation and amortization, stock based compensation, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the three months ended January 31, 2005, is substantially due to amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively.

•	Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes.

•	We utilize sales-type leases as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products. The volume of sales-type leases in any period may fluctuate, largely due to our customers’ preferences.

•	Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT. These accounts payable related to our purchase of slot machines from IGT and distribution of IGT’s share of IGT Alliance profits for the months prior to the January sale transaction. Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our cash flow statement. These uses of cash offset the net proceeds from the sale that we received from IGT of $8,447, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2005	2004
Net maturities (purchases) of investments	$(178)	$2,656	$(2,834)	(106.7)%
Capital expenditures	(5,271)	(1,095)	(4,176)	381.4%
Security bonds posted with courts	(3,000)	(1,000)	(2,000)	200.0%
Other	(217)	(47)	(170)	361.7%
Net proceeds from disposition of slot assets	—	8,447	(8,447)	(100.0)%

Cash flow provided (used) by investing activities	$(8,666)	$8,961	$(17,627)	(196.7)%

•	Capital expenditures include purchases of product for lease, property and equipment, and intangible assets. The increase for the three months ended January 31, 2005, is due primarily to the cash component and related due diligence costs of our purchase of RFID technology patents from ENPAT in December 2004. See discussion of ENPAT note payable under the heading “Long-Term Liabilities” below.

•	During the three months ended January 31, 2005 and 2004, we posted security payments with courts of $3,000 and $1,000 related to preliminary injunctions that we were granted by the courts.

•	Net proceeds from the disposition of slot assets reflects the sale of substantially all of our slot products to IGT in January 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Three Months Ended January 31,		Increase (Decrease)	Percentage Change
	2005	2004
Repurchases of common stock	$(4,350)	$—	$(4,350)	100.0%
Proceeds from stock option exercises, net	3,425	1,441	1,984	137.7%
Payments of long-term liabilities	(1,378)	—	(1,378)	100.0%

Cash flow provided (used) by financing activities	$(2,303)	$1,441	$(3,744)	(259.8)%

•	During the three months ended January 31, 2005, we repurchased 150 shares of our common stock at an average cost of $29.00 per share.

•	Our employees and directors exercised 566 options during the three months ended January 31, 2005, at an average exercise price of $5.92 per share, compared to 250 options during the comparable prior year period at an average exercise price of $5.67 per share.

•	During the three months ended January 31, 2005, we made installment payments of $1,065 for the ENPAT note payable, $297 for BTI Liabilities and $16 for other long-term liabilities.

LONG-TERM LIABILITIES

Contingent convertible senior notes. In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under the circumstances defined in the indenture agreements. Holders may convert any outstanding Notes into cash and shares of our common stock at an initial conversion price per share of $28.07. This represents a conversion rate of approximately 35.6210 shares of common stock per $1,000 in principal amount of Notes. The value of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the Notes will be determined based on the applicable Conversion Rate, Conversion Value, Principal Return, and other factors, each as defined in the indenture covering these notes.

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidating damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

BTI liabilities. In connection with our acquisition of certain assets from BTI, we have recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.

ENPAT note payable. In December 2004, we purchased two RFID technology patents from ENPAT, Inc. for $12,500. The purchase price is comprised of an initial payment of $2,400 and non interest bearing annual installments through December 2007. The balance as of January 31, 2005 of $8,601 represents the discounted present value of the future payments. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable. In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2% annually, with principal balance of $250 as of January 31, 2005, due on August 7, 2005, subject to other terms and conditions.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of January 31, 2005, $13,124 remained outstanding under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations have not changed materially from the amounts disclosed in our annual report on Form 10-K for the year ended October 31, 2004. We do not have material off-balance sheet arrangements.

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

We review our goodwill for impairment annually using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value were less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

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

Inventory obsolescence and costing methods. We value our inventory at the lower of cost or market and estimate an allowance for obsolete or unsalable inventories based on assumptions about the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, additional provisions for obsolete inventory could be required. Likewise, favorable future demand could positively impact future operating results if written-off inventory is sold.

Provisions for bad debts. Our accounts receivable and investment in sales-type lease balances are exposed to collection risk. To provide for this risk, we record allowances for estimated bad debts or credit losses that could result from the inability of our customers to make required payments. We estimate our bad debt allowances for both our accounts receivable and investment in sales-type leases based on historical experience and specific customer collection issues. However, because we have less historical statistical data regarding loss rates for sales-type leases, this estimate requires a greater level of judgment. Changes in the financial condition of our customers could result in the adjustment upward or downward in our allowances for bad debts, with a corresponding impact to our operating results.

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

Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•	changes in the level of consumer or commercial acceptance of our existing products and new products as introduced;

•	increased competition from existing and new products for floor space in casinos;

•	acceleration and/or deceleration of various product development, promotion and distribution schedules;

•	product performance issues;

•	higher than expected manufacturing, service, selling, legal, administrative, product development, promotion and/or distribution costs;

•	changes in our business systems or in technologies affecting our products or operations;

•	reliance on strategic relationships with distributors and technology and manufacturing vendors;

•	current and/or future litigation, claims and costs or an adverse judicial finding;

•	tax matters including changes in tax legislation or assessments by taxing authorities;

•	acquisitions or divestitures by us or our competitors of various product lines or businesses and, in particular, integration of businesses that we may acquire;

•	changes to our intellectual property portfolio, such as the issuance of new patents, new intellectual property licenses, loss of licenses, claims of infringement or invalidity of patents;

•	regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction’s regulatory scheme or approach, etc.) involving us and our products specifically or the gaming industry in general;

•	general and casino industry economic conditions;

•	the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally;

•	our ability to meet debt service obligations and to refinance our indebtedness, including our convertible notes, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control; and

•	various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations.

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Interest rate risk. Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $81.

Contingent convertible senior notes. We estimate that the fair value of our Notes, as of January 31, 2005, is $176,985. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $10,785. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $1,020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 11 to our condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides monthly detail regarding our share repurchases during the three months ended January 31, 2005 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Nov 1 - Nov 30	—	$—	—	$17,474
Dec 1 - Dec 31	19	$29.00	19	$16,930
Jan 1 - Jan 31	131	$29.00	131	$13,124

Total	150	$29.00	150

*	In May 2004, our board authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. Repurchases under all previous authorizations have been substantially completed. Amounts represent remaining authorizations as of the period end date.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.
(Registrant)

Date: March 3, 2005

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer

/s/ Richard L. Baldwin
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)