Form 10-Q
period 2005-04-30
SHUFFLE MASTER INC
filed 2005-06-09
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes  ☒    No  ☐

As of May 15, 2005, there were 35,183,562 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2005

PART I

ITEM 1.	FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenue:
Utility products leases	$5,873	$4,755	$11,185	$9,352
Utility products sales and service	11,511	5,541	19,560	9,109
Entertainment products leases and royalties	6,143	6,016	12,291	11,155
Entertainment products sales and service	3,599	3,799	9,411	6,080
Other	2	45	51	69

Total revenue	27,128	20,156	52,498	35,765

Costs and expenses:
Cost of leases and royalties	2,257	1,726	4,604	3,428
Cost of sales and service	4,449	2,115	8,031	3,411
Selling, general and administrative	7,895	5,732	15,779	10,513
Research and development	2,105	1,770	3,974	2,930

Total costs and expenses	16,706	11,343	32,388	20,282

Income from operations	10,422	8,813	20,110	15,483
Other income (expense)	141	(607)	(194)	(492)

Income from continuing operations before tax	10,563	8,206	19,916	14,991
Provision for income taxes	3,734	2,872	7,008	5,247

Income from continuing operations	6,829	5,334	12,908	9,744
Discontinued operations, net of tax	16	168	59	1,612

Net income	$6,845	$5,502	$12,967	$11,356

Basic earnings per share:
Continuing operations	$0.19	$0.14	$0.37	$0.26
Discontinued operations	—	0.01	—	0.04

Net income	$0.19	$0.15	$0.37	$0.30

Diluted earnings per share:
Continuing operations	$0.19	$0.14	$0.35	$0.25
Discontinued operations	—	—	—	0.04

Net income	$0.19	$0.14	$0.35	$0.29

Weighted average shares outstanding:
Basic	35,301	37,284	35,116	37,241
Diluted	36,816	38,642	36,831	38,565

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 30, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,062	$20,580
Investments	26,763	26,458
Accounts receivable, net	12,354	11,205
Investment in sales-type leases, net	7,009	4,739
Inventories	7,232	5,853
Prepaid income taxes	3,257	6,373
Deferred income taxes	2,758	2,195
Other current assets	1,286	851

Total current assets	76,721	78,254
Investment in sales-type leases, net	9,854	7,068
Products leased and held for lease, net	7,474	5,461
Property and equipment, net	3,543	3,507
Intangible assets, net	58,099	47,812
Goodwill, net	38,045	37,556
Other assets	8,501	5,634

Total assets	$202,237	$185,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,104	$3,304
Accrued liabilities	5,404	5,497
Customer deposits and unearned revenue	3,090	3,532
Note payable and current portion of long-term liabilities	3,262	250

Total current liabilities	16,860	12,583
Long-term liabilities, net of current portion	162,634	157,648
Deferred income taxes	267	332

Total liabilities	179,761	170,563

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,171 and 34,958 shares issued and outstanding	352	233
Additional paid-in capital	4,716	9,593
Deferred compensation	(2,812)	(1,765)
Retained earnings	13,665	698
Cumulative currency translation adjustment	6,555	5,970

Total shareholders’ equity	22,476	14,729

Total liabilities and shareholders’ equity	$202,237	$185,292

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$12,967	$11,356
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,757	3,012
Stock based compensation	305	—
Provision for bad debts	122	155
Provision for inventory obsolescence	(50)	180
Deferred income taxes	(630)	1,744
Tax benefit from stock option exercises	4,310	3,281
Gain before tax on slot disposition	—	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	988
Notes receivable	—	648
Investment in sales-type leases	(5,238)	(2,969)
Inventories	(1,313)	(988)
Accounts payable and accrued liabilities	1,308	(3,510)
Customer deposits and unearned revenue	(445)	(170)
Prepaid income taxes	3,629	(4,702)
Other	(474)	(587)

Net cash provided by operating activities	19,163	5,943

Cash flows from investing activities:
Purchases of investments	(584)	(24,787)
Proceeds from sale and maturities of investments	279	5,324
Payments for products leased and held for lease	(3,621)	(1,895)
Purchases of property and equipment	(806)	(356)
Acquisition of businesses	—	(6,144)
Purchases of intangible assets	(3,376)	(612)
Proceeds from disposition of slot assets	—	8,858
Other	(3,416)	(2,745)

Net cash used by investing activities	(11,524)	(22,357)

Cash flows from financing activities:
Proceeds from issuance of convertible Notes	—	150,000
Repurchases of common stock	(15,256)	(78,661)
Debt issuance costs	—	(4,566)
Proceeds from issuances of common stock, net	4,835	4,439
Payments of long-term liabilities	(1,736)	—

Net cash provided (used) by financing activities	(12,157)	71,212

Net increase (decrease) in cash and cash equivalents	(4,518)	54,798
Cash and cash equivalents, beginning of period	20,580	2,674

Cash and cash equivalents, end of period	$16,062	$57,472

Cash paid for:
Income taxes, net of refunds	$(298)	$5,792
Interest	$982	$6
Non-cash transactions:
Note payable for patent purchase	$9,666	$—
Issuance of restricted stock	$1,353	$—
Note payable and contingent consideration issued in connection with the acquisition of a business	$—	$11,616

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit and per share amounts)

1.	DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business. We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we announced the formation of Shuffle Up Productions™ (“Shuffle Up”) to pursue the opportunity of televised gaming events. Although Shuffle Up is progressing consistent with our overall business plan, it was not significant to the three and six months ended April 30, 2005. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

Basis of presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of April 30, 2005, and for the three and six months ended April 30, 2005 and 2004, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and six months ended April 30, 2005, are not necessarily indicative of the results to be expected for the year ending October 31, 2005. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2004.

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

Restricted stock – During the six months ended April 30, 2005, we issued 50 shares of restricted stock with an aggregate fair value of $1,353. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the three and six months ended April 30, 2005, reflects $104 and $198, respectively, net of tax, of amortization of restricted stock compensation. There were no grants of restricted stock during the three and six months ended April 30, 2004.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net income, as reported	$6,845	$5,502	$12,967	$11,356
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(7,273)	(4,380)	(8,724)	(5,674)

Pro forma net income	$(428)	$1,122	$4,243	$5,682

Earnings per common share, basic:
As reported	$0.19	$0.15	$0.37	$0.30
Pro forma	(0.01)	0.03	0.12	0.15
Earnings per common share, diluted:
As reported	$0.19	$0.14	$0.35	$0.29
Pro forma	(0.01)	0.03	0.12	0.15
Weighted average fair value of options granted during the period	$15.72	$10.22	$15.78	$10.18

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. Actual compensation, if any, ultimately realized by optionees may differ significantly from the amount estimated using an option valuation model.

On March 9, 2005, our board of directors accelerated the vesting of certain unvested stock options awarded to employees under our 2004 Equity Incentive Plan. As a result of the acceleration, options to acquire approximately 461 shares of our common stock (representing approximately 12% of the total outstanding options), which otherwise would have vested over the next 60 months, vested immediately. The exercise price and number of shares subject to the accelerated options were unchanged.

The board’s decision to accelerate the vesting of these options was based upon the issuance by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” By accelerating the vesting of these options, we believe that we will not be required to recognize compensation expense in future periods associated with these options. Compensation expense associated with the accelerated option vesting totaled $6,700, or $0.14 in diluted earnings per share, for the three and six months ended April 30, 2005, and is included in the table above.

Beginning with our quarterly period that begins November 1, 2005, we will be required to expense the fair value of director and employee stock options and similar awards then outstanding or thereafter granted.

All share and per share amounts presented herein have been adjusted to our stock splits discussed in note 6.

Recently issued or adopted accounting standards. In September 2004, the FASB reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-08 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the three and six months ended April 30, 2005, no restatement of prior periods was required. For the three and six months ended April 30, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation. See note 7.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS 123R). Therefore, beginning with our quarterly period that begins November 1, 2005, we will be required to expense the fair value of stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact to our results of operations. Because the recording of non-cash stock option expense involves equity-based compensation transactions, the adoption of this statement will have no effect on our financial position.

2.	ACQUISITIONS AND DISPOSITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™ shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s recently introduced products include the Easy Chipper®, a next-generation roulette chip sorting machine.

The acquisition was accounted for using the purchase method of accounting. Consideration to the seller consisted of $30,520 and the issuance of 767 shares of our common stock. The common stock issued was valued based on the market value of our common stock at the acquisition date. In addition, total direct acquisition costs, consisting primarily of legal and due diligence fees, were $1,999. The total purchase price was comprised of the following:

Cash, net of cash acquired of $268	$30,520
Common stock of Shuffle Master, Inc.	24,557
Other direct acquisition costs	1,999

Total purchase price	$57,076

The allocation of the purchase price, which is based on a valuation of the intangible assets acquired and liabilities assumed, was comprised of the following:

Historical book value of CARD net assets, excluding cash acquired, as of May 1, 2004	$1,309
Estimated fair value adjustments relating to:
Deferred income taxes	181
Intangible assets, average life of 7 years	25,298
Trademark	886
Goodwill	30,173
Accrued liabilities	(771)

$57,076

Intangible assets relate primarily to acquired products and their related intellectual property, primarily the one2six shuffler and the Easy Chipper roulette chip sorting machine. The values assigned to acquired products are being amortized over their estimated useful lives on a pro rata basis to the projected revenues. The trademark is not subject to amortization and is tested periodically for impairment. We have assigned the goodwill from our CARD acquisition to our Utility Products segment, based on our valuation analysis.

Accrued liabilities were comprised of vendor-related obligations of $412 and an obligation to the seller to provide up to $359 of product at no charge. The deferred tax asset reflects the timing difference for book and tax purposes of these accrued liabilities.

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

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement, with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow Poker. Beginning November 2004, we pay monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We have funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

Discontinued operations consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues	$61	$426	$160	$1,947

Income (loss) from operations before tax	$25	$259	$89	$(15)
Income tax (expense) benefit	(9)	(91)	(31)	5

Net income (loss) from operations	16	168	58	(10)

Gain on sale of slot assets	—	—	2	3,373
One-time termination benefits, contract termination costs and other	—	—	—	(877)
Income tax expense	—	—	(1)	(874)

Gain on sale of slot assets, net	—	—	1	1,622

Discontinued operations, net	$16	$168	$59	$1,612

3.	ACCOUNTS RECEIVABLE, SALES-TYPE LEASES, INVENTORIES, AND LEASED PRODUCTS

	April 30, 2005	October 31, 2004
Accounts receivable, net:
Trade receivables	$12,955	$11,945
Less: allowance for bad debts	(601)	(740)

	$12,354	$11,205

	April 30, 2005	October 31, 2004
Investment in sales-type leases, net:
Minimum lease payments	$18,749	$13,350
Less: interest	(1,353)	(1,053)
Less: allowance for bad debts	(533)	(490)

Investment in sales-type leases, net	16,863	11,807
Less: current portion	(7,009)	(4,739)

Long-term portion	$9,854	$7,068

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

	April 30, 2005	October 31, 2004
Inventories:
Raw materials and component parts	$4,827	$3,912
Work-in-process	503	415
Finished goods	3,587	3,227

	8,917	7,554
Less: allowance for inventory obsolescence	(1,685)	(1,701)

	$7,232	$5,853

Products leased and held for lease, net:
Utility products	$16,675	$13,959
Less: accumulated depreciation	(10,249)	(9,012)

	6,426	4,947

Entertainment products	2,884	2,398
Less: accumulated depreciation	(1,836)	(1,884)

	1,048	514

	$7,474	$5,461

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets. Substantially all of our recorded intangible assets are subject to amortization. Amortization expense was $1,556 for the three months ended April 30, 2005 and $2,958 for the six months ended April 30, 2005. Intangible assets are comprised of the following:

	April 30, 2005	October 31, 2004
Amortized intangible assets:
Patents, games and products	$63,317	$50,589
Less: accumulated amortization	(7,604)	(4,862)

	55,713	45,727

Licenses and other	3,098	2,733
Less: accumulated amortization	(1,598)	(1,534)

	1,500	1,199

Total	57,213	46,926

Unamortized intangible assets:
Trademark	886	886

Total	$58,099	$47,812

Goodwill. Changes in the carrying amount of goodwill for the six months ended April 30, 2005, are as follows:

Balance at October 31, 2004	$37,556
CARD purchase accounting adjustment	68
Foreign currency translation adjustment	421

Balance at April 30, 2005	$38,045

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life.

5.	NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities are summarized as follows:

	April 30, 2005	October 31, 2004
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
BTI liabilities (see note 2)	6,961	7,616
ENPAT note payable, non interest bearing, due in installments through 2007	8,653	—
Note payable, fixed rate interest at 2.00%, due in installments through 2005	250	250
Other	32	32

	165,896	157,898
Less: current portion	(3,262)	(250)

	$162,634	$157,648

Contingent convertible senior notes. In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 (the “Notes”) through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004. We made an interest payment on April 14, 2005 in the amount of $938.

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

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

BTI liabilities. In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.

ENPAT note payable. In December 2004, we purchased two Radio Frequency Identification (“RFID”) technology patents from ENPAT, Inc. for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non interest bearing annual installments through December 2007. The balance as of April 30, 2005 of $8,653 represents the discounted present value of the future payments. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable. In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2.0% annually, with principal balance of $250 as of April 30, 2005, due on August 7, 2005, subject to other terms and conditions.

6.	SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the six months ended April 30, 2005:

	Common Stock		Additional Paid-in Capital	Deferred Compen - sation	Retained Earnings (Deficit)	Cumulative Currency Translation	Total Share - holders’ Equity
	Shares	Amount
Balance, October 31, 2004	34,958	$233	$9,593	$(1,765)	$698	$5,970	$14,729
Comprehensive Income:
Net Income	—	—	—	—	12,967	—	12,967
Currency translation	—	—	—	—	—	585	585

Total comprehensive income							13,552

Stock repurchased	(558)	(5)	(15,251)	—	—	—	(15,256)
Options exercised, net	723	8	4,835	—	—	—	4,843
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	4,310	—	—	—	4,310
Issuance of restricted stock	50	—	1,353	(1,047)	—	—	306
January 2005 stock split	(2)	116	(184)	—	—	—	(68)

Balance, April 30, 2005	35,171	$352	$4,716	$(2,812)	$13,665	$6,555	$22,476

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

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2005, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of May 31, 2005, under this authorization no shares of our common stock have been repurchased. In May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. Under our May 2004 board authorization, during the six months ended April 30, 2005 and 2004, we repurchased 558 and 1,009 shares of our common stock, respectively, for a total cost of $15,256 and $21,161, respectively. As of April 30, 2005, $2,219 remained outstanding under this authorization. We cancel shares that we repurchase.

Tax benefit from stock option exercises. During the six months ended April 30, 2005 and 2004, we realized income tax benefits of $4,310 and $3,281, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

Preferred stock purchase rights. In February 2005, we amended our Shareholder Rights Agreement, dated June 26, 1998 (the “Rights Agreement”). As more fully described therein, and subject to the terms thereof, the Rights Agreement, as amended, generally gives holders of our common stock rights to acquire shares of our preferred stock upon the occurrence of specified events. The amendment (a) eliminated all requirements in the Rights Agreement that actions, approvals and determinations to be taken or made by our board of directors be taken or made by a majority of the “Continuing Directors,” and (b) reflects the change of the name of our stock transfer agent to Wells Fargo Bank, N.A. The amendment eliminated from the Rights Agreement those provisions commonly referred to as “dead hand” provisions.

7.	EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Income from continuing operations	$6,829	$5,334	$12,908	$9,744

Basic:
Weighted average shares	35,301	37,284	35,116	37,241

Diluted:
Weighted average shares, basic	35,301	37,284	35,116	37,241
Dilutive effect of options and restricted stock	1,321	1,358	1,493	1,324
Dilutive effect of contingent convertible notes	194	—	222	—

Weighted average shares, diluted	36,816	38,642	36,831	38,565

Basic earnings per share	$0.19	$0.14	$0.37	$0.26
Diluted earnings per share	$0.19	$0.14	$0.35	$0.25

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three and six months ended April 30, 2005, the average fair value of our common stock exceeded

$28.07, resulting in additional dilutive shares. Because the average fair value of our common stock did not exceed the initial conversion price in any prior period, this statement had no effect on our historically reported diluted earnings per share.

8.	EQUITY INCENTIVE PLANS

Restricted stock. During the six months ended April 30, 2005, we issued 50 shares of restricted stock with an aggregate fair value of $1,353. There were no grants of restricted stock during the three months ended April 30, 2005. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the three and six months ended April 30, 2005, reflects $104 and $198, respectively, net of tax, of amortization of restricted stock compensation. There were no grants of restricted stock during the three and six months ended April 30, 2004.

Stock options. During the six months ended April 30, 2005, our stock option activity and weighted average exercise prices were as follows:

	Shares	Weighted Average Exercise Price
Outstanding, October 31, 2004	3,789	$11.77
Granted	614	30.27
Exercised	(723)	6.57
Forfeited	(49)	12.87

Outstanding, April 30, 2005	3,631	15.91

Exercisable, April 30, 2005	2,018	$17.52

9.	OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Interest income	$945	$151	$1,334	$282
Interest expense	(586)	(55)	(1,096)	(58)
Amortization of debt issue costs	(240)	—	(482)	—
Foreign currency gain (loss)	18	(703)	51	(716)
Other	4	—	(1)	—

	$141	$(607)	$(194)	$(492)

For the three and six months ended April 30, 2005, interest income includes $502 related to both Federal and State income tax refunds for years ended October 31, 2001, 2000 and 1999. The refunds for all three years totaled $6,566 (including interest of $502).

10.	OPERATING SEGMENTS

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, Chip Sorting Machines and Intelligent Table System (“ITS”) product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

Segment revenues include sale, lease or licensing of products within each reportable segment. Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Capital expenditures includes amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenue:
Utility Products	$17,384	$10,296	$30,745	$18,461
Entertainment Products	9,742	9,815	21,702	17,235
Corporate	2	45	51	69

	$27,128	$20,156	$52,498	$35,765

Operating Income (Loss):
Utility Products	7,687	4,968	12,544	8,368
Entertainment Products	7,532	7,366	17,156	13,355
Corporate	(4,797)	(3,521)	(9,590)	(6,240)

	$10,422	$8,813	$20,110	$15,483

Depreciation and Amortization:
Utility Products	$1,806	$570	$3,376	$1,103
Entertainment Products	533	453	1,089	654
Corporate	402	276	810	541

	$2,741	$1,299	$5,275	$2,298

Capital Expenditures:
Utility Products	$1,651	$1,056	$15,568	$1,800
Entertainment Products	496	484	763	610
Corporate	385	228	1,138	356

	$2,532	$1,768	$17,469	$2,766

11.	COMMITMENTS AND CONTINGENCIES

Purchase commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of April 30, 2005, our significant inventory purchase commitments totaled $8,643.

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2005, minimum aggregate severance benefits totaled $3,578.

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

Certain of our litigation relate to products or patents associated with our discontinued slot products operations. Legal expenses and settlement proceeds or payments associated with these matters, if any, are included in the Discontinued Operations caption on our consolidated statements of income.

Continuing operations –

VendingData I – In March 2002, we filed a patent infringement lawsuit against VendingData Corporation, d/b/a Casinovations (“VendingData”), and related entities (“VendingData I”). The suit was filed in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants have infringed two of our patents and seeks an unspecified amount of damages and a permanent injunction against the defendants’ infringing conduct. The defendants have denied liability, raised numerous affirmative defenses, and also filed a counterclaim alleging, among other causes of action, breach of a confidentiality agreement and patent invalidity. The counterclaim seeks an unspecified amount of damages. We completely deny each of the claims contained in defendants’ counterclaim.

In August 2004, VendingData filed a motion for summary judgment, alleging that the claims of the two patents on which they had been sued were invalid. In October 2004, the court denied VendingData’s motion for summary judgment. In mid-May 2005, the Court denied VendingData’s motion for reconsideration of its prior denial of VendingData’s prior summary judgment motion. The case is currently set to begin trial on July 25, 2005, and we expect the trial to commence on that date.

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

On November 29, 2004, the Court granted our motion for a preliminary injunction. The injunction became effective upon our posting of a $3,000 cash security with the court on November 30, 2004. This security deposit is included in other assets on our consolidated balance sheet and included in cash flows from investing activities in our consolidated statement of cash flows. On December 17, 2004, the Court denied VendingData’s two emergency motions to modify the preliminary injunction.

In March 2005, the Court of Appeals for the Federal Circuit stayed the injunction based on a technical defect in the language in the injunction and not on its merits. In May 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending. If we prevail in our claim construction of the Markman hearing, we intend to file a motion for a new preliminary injunction.

TCS – In September 2004, Technical Casino Supplies, Ltd., (“TCS”) filed an arbitration action against us with the American Arbitration Association in Las Vegas claiming that we have breached our International Distributorship Agreement (the “TCS Agreement”) with them by exercising our rights, expressly set forth in Section 2.3 of the TCS Agreement, to sell products directly to certain customers under certain conditions. TCS is also alleging that CARD’s one2six shuffler is covered under the TCS Agreement. TCS is seeking an unspecified amount of alleged damages. Late in September 2004, we filed an answer denying TCS’ claims of contract breach, denying that the one2six shuffler is covered under the TCS Agreement and denying that TCS is entitled to any damages or other relief. We also filed a counterclaim seeking declaratory relief that we are acting properly and that the one2six shuffler is not covered under the TCS Agreement. Further, we sought to terminate the TCS Agreement based on TCS’ numerous breaches, including TCS’ failure to purchase the minimum quantities of products required under the TCS Agreement, and its distributing of competitive products, which is prohibited by the TCS Agreement. We are also seeking an unspecified amount of damages.

On December 22, 2004, the arbitrator ruled that the TCS Agreement was terminated, effective immediately, although he did not state who the terminating party was or who the breaching party was. TCS was also enjoined until January 3, 2005, from selling or representing any products which are competitive with any of the Shuffle Master products covered under the TCS Agreement.

On May 18, 2005, the arbitrator issued several rulings on various summary judgment motions before him. On our motion for summary adjudication regarding Section 2.3 of the TCS Agreement, and our right to sell products directly to certain customers under certain conditions, the arbitrator agreed with us that Section 2.3 was enforceable as written. Accordingly, we were granted the right to sell products directly under Section 2.3, under the circumstances which we had requested.

Furthermore, the arbitrator denied each party’s cross-motions for summary judgment concerning the one2six shuffler. We had moved for summary judgment that the one2six was not covered by the TCS Agreement and TCS had moved for summary judgment that the one2six was covered by the TCS Agreement.

The arbitrator has set a final hearing date for the arbitration in early October 2005. The case will now proceed to arbitration on each party’s breaches and damages claims.

Awada – In September 2002, Yehia Awada and Gaming Entertainment, Inc. (“Awada”) sued us. The suit was filed in the Second Judicial District Court of the State of Nevada, in Clark County, Nevada. The defendants were us and Mark L. Yoseloff, our CEO and Chairman. The complaint alleged breach of contract and related theories and causes of action concerning the 1999 agreement (the “Game Option Agreement”) between us and the plaintiffs, relating to the plaintiffs’ 3 Way Action® table game. The complaint sought an unspecified amount of damages. We denied the plaintiffs’ allegations in the complaint. We cross-complained against the plaintiffs, alleging fraud and related causes of action, including rescission of the contract, and seeking unspecified damages from the plaintiffs.

On April 25th and April 26th, 2005, the trial on our rescission claim was held. At the conclusion of the trial, the Court granted our claim for rescission, ordering that the Game Option Agreement be rescinded and/or voided. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling.

Among the findings, the Court found that the actions of plaintiffs demonstrated that they “never had any intention of conveying to [us] an exclusive license to the 3 Way Action game”, as they had agreed and were “required under the Game Option Agreement.” The Court further found that we “had established, by a preponderance of the evidence”, that the plaintiffs had “materially failed to perform their obligations” under the Game Option Agreement and that we were entitled to the remedy of rescission.

On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages which we were obligated to pay, under Nevada law, on account of our successful rescission of the Game Option Agreement, was $130, including interest. We had fully reserved for this amount.

On June 1, 2005, the Court dismissed with prejudice all other claims asserted by the plaintiffs and dismissed the case with prejudice.

GEI - In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 PokerTM game infringes one of our Three Card Poker® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid.

MP Games - In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System violates two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants’ breach of contract counter-claim. In June 2004, the defendants filed the same breach of contract claim and several other related claims as a new lawsuit in the U.S. District Court for the Western District of Washington, as explained below.

MP Games II - In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. We have not yet been served with this complaint but it appears that all three claims relate to the same subject matter as the MP Games Nevada litigation discussed above. The complaint seeks a permanent injunction, an unspecified amount of damages and other relief. As soon as we are served with the complaint, we intend to vigorously contest all claims alleged by the plaintiffs in this action.

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

BUSINESS OVERVIEW

(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we announced the formation of Shuffle Up Productions™ (“Shuffle Up”) to pursue the opportunity of televised gaming events. Although Shuffle Up is progressing consistent with our overall business plan, it was not significant to the three and six months ended April 30, 2005. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

Our internet address is www.shufflemaster.com. Through the “Investor Relations” page on our internet website, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission. Additional information regarding Shuffle Up can be accessed at www.shuffleupproductions.com.

Management’s Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” elsewhere in this quarterly report.

ACQUISITIONS

CARD. Effective May 1, 2004, we acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”) from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2sixTM shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD’s recently introduced products include the Easy Chipper®, a next-generation roulette chip sorting machine.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenue
Utility products	64.1%	51.1%	58.6%	51.6%
Entertainment products	35.9%	48.7%	41.3%	48.2%
Other	0.0%	0.2%	0.1%	0.2%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.7%	19.1%	24.1%	19.1%

Gross margin	75.3%	80.9%	75.9%	80.9%
Selling, general and administrative	29.1%	28.4%	30.1%	29.4%
Research and development	7.8%	8.8%	7.6%	8.2%

Income from operations	38.4%	43.7%	38.2%	43.3%
Other income (expense), net	0.5%	(3.0%)	(0.4%)	(1.4%)

Income from continuing operations before tax	38.9%	40.7%	37.8%	41.9%
Provision for income taxes	13.8%	14.2%	13.3%	14.7%

Income from continuing operations	25.1%	26.5%	24.5%	27.2%
Discontinued operations, net of tax	0.1%	0.8%	0.1%	4.5%

Net income	25.2%	27.3%	24.6%	31.7%

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
	2005	2004		2005	2004
Revenue:
Leases and royalties	$12,016	$10,771	11.6%	$23,476	$20,507	14.5%
Sales and service	15,110	9,340	61.8%	28,971	15,189	90.7%
Other	2	45	(95.6%)	51	69	(26.1%)

Total	$27,128	$20,156	34.6%	$52,498	$35,765	46.8%

Cost of revenue:
Leases and royalties	$2,257	$1,726	30.8%	$4,604	$3,428	34.3%
Sales and service	4,449	2,115	110.4%	8,031	3,411	135.4%
Other	—	—	—	—	—	—

Total	$6,706	$3,841	74.6%	$12,635	$6,839	84.7%

Gross margin:
Leases and royalties	$9,759	$9,045	7.9%	$18,872	$17,079	10.5%
Sales and service	10,661	7,225	47.6%	20,940	11,778	77.8%
Other	2	45	(95.6%)	51	69	(26.1%)

Total	$20,422	$16,315	25.2%	$39,863	$28,926	37.8%

Gross margin percentage:
Leases and royalties	81.2%	84.0%		80.4%	83.3%
Sales and service	70.6%	77.4%		72.3%	77.5%
Total	75.3%	80.9%		75.9%	80.9%

Overall, total revenue increased for both the three and six months ended April 30, 2005, respectively. The revenue growth includes increases in both lease and royalty revenue and sales and service revenue. These revenue increases resulted from the introduction of new products, greater placements of existing products, the expansion of legal gaming within existing jurisdictions and into new jurisdictions and the acquisitions of products. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the three and six months ended April 30, 2005. However, as a percentage of revenue, our gross margin percentage declined in both periods. Intellectual property amortization expense associated with products related to our CARD and BTI acquisitions is recorded as a cost of sales resulting in a lower gross margin percentage. Amortization expense associated with these products was $961 and $1,879 for the three and six months ended April 30, 2005, respectively, representing approximately 4 point declines in gross margin percentage for the three and six months ended April 30, 2005, compared to the same prior year periods.

OPERATING EXPENSES

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
	2005	2004		2005	2004
Selling, general and administrative	$7,895	$5,732	37.7%	$15,779	$10,513	50.1%
Percentage of revenue	29.1%	28.4%		30.1%	29.4%

Research and development	$2,105	$1,770	18.9%	$3,974	$2,930	35.6%
Percentage of revenue	7.8%	8.8%		7.6%	8.2%

Selling, General and Administrative Expenses (“SG&A”). SG&A increased at a rate slightly higher than our revenues during the three and six months ended April 30, 2005. Accordingly, SG&A as a percentage of revenue increased. The increase was due primarily to the following factors:

•	An increase in fees associated with our legal proceedings. Legal fees were $1,568 and $1,059 for the three months ended April 30, 2005 and 2004, respectively, and $3,373 and $2,267 for the six months ended April 30, 2005 and 2004, respectively. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property.

•	Consulting fees related to our Sarbanes-Oxley 404 compliance project were $156 for the three and six months ended April 30, 2005, compared to no expense in the same prior year periods.

•	The establishment of our European headquarters in Vienna, Austria through our acquisition of CARD in May 2004, added $881 and $1,769 to our SG&A during the three and six months ended April 30, 2005, respectively.

•	Amortization of restricted stock compensation of $161 and $305 for the three and six months ended April 30, 2005, respectively, compared to no expense in the same prior year periods.

•	Payroll and related expenses, excluding CARD, increased approximately $61 and $649 for the three and six months ended April 30, 2005, respectively, due to an increase in the number of employees.

•	Product compliance expenses increased approximately $63 and $105 for the three and six months ended April 30, 2005, respectively, due to increased product submissions related to new products.

Remaining significant SG&A increased proportionate to our business volume increase.

Research and Development Expenses (“R&D”). Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development, including next generation shufflers and automated player tracking technologies. The overall dollar increases for the three and six months ended April 30, 2005, compared to the same prior year periods, are primarily attributable to amortization expense of $299 and $498, respectively, for our recently acquired Radio Frequency Identification (“RFID”) patents and associated patent costs. In addition, CARD products under development contributed $212 and $368 to the increase during the three and six months ended April 30, 2005, respectively. R&D as a percentage of revenue decreased slightly for the three and six months ended April 30, 2005, compared to the same prior year period.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		% Change		Six Months Ended April 30,		% Change
	2005	2004			2005	2004
Interest income	$945	$151	525.8%		$1,334	$282	373.0%
Interest expense	(586)	(55)	*	*	(1,096)	(58)	*	*
Amortization of debt issue costs	(240)	—	*	*	(482)	—	*	*
Foreign currency gain (loss)	18	(703)	*	*	51	(716)	*	*
Other	4	—	*	*	(1)	—	*	*

	$141	$(607)	(123.2%)		$(194)	$(492)	(60.6%)

**	Not meaningful.

For the three and six months ended April 30, 2005, interest income includes $502 related to both Federal and State income tax refunds for the years ended October 31, 2001, 2000 and 1999. See “Income Taxes” below for a more detailed discussion. Additionally, interest income increased as a result of a greater investment in interest bearing sales-type leases as of April 30, 2005.

The increase in interest expense is primarily due to the issuance of $150,000 of contingent convertible senior notes due in April 2004 (the “Notes”). A more detailed discussion of these Notes is included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective tax rates for continuing operations were 35.4% and 35.2% for the three and six months ended April 30, 2005, respectively, compared to 35.0% for the three and six months ended April 30, 2004. Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the six months ended April 30, 2005 and 2004, we realized income tax benefits of $4,310 and $3,281, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes.

During the three months ended April 30, 2005, we received payment of Federal and State income tax refunds totaling $6,064 related to the years ended October 31, 2001, 2000 and 1999 which had been reflected as “Prepaid Income Taxes” on our consolidated balance sheet and as a result had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Income from continuing operations	$6,829	$5,334	$12,908	$9,744
Basic earnings per share	$0.19	$0.14	$0.37	$0.26
Diluted earnings per share	$0.19	$0.14	$0.35	$0.25

Weighted average shares data:
Basic	35,301	37,284	35,116	37,241
Dilutive effect of options and restricted stock	1,321	1,358	1,493	1,324
Dilutive effect of contingent convertible notes	194	—	222	—

Diluted	36,816	38,642	36,831	38,565

Outstanding shares data:
Shares outstanding, beginning of period	35,422	37,332	34,958	37,072
Options exercised	156	760	723	1,020
Shares repurchased	(407)	(3,815)	(558)	(3,815)
Restricted stock issued	—	—	50	—
Other	—	(2)	(2)	(2)

Shares outstanding, end of period	35,171	34,275	35,171	34,275

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

SEGMENT OPERATING RESULTS

(Dollars in thousands, except per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, Chip Sorting Machines and Intelligent Table System (“ITS”) product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Utility Products segment revenue
Lease	$5,873	$4,755	$1,118	23.5%
Sales and service	11,511	5,541	5,970	107.7%

Total	$17,384	$10,296	$7,088	68.8%

Utility Products segment operating income	$7,687	$4,968	$2,719	54.7%
Utility Products segment operating margin	44.2%	48.3%

Shufflers installed base (end of quarter)
Lease units	4,768	3,884	884	22.8%

Sold units, inception-to-date
Beginning of quarter	11,583	7,788	3,795	48.7%
Sold during quarter	777	499	278	55.7%
Less trade-ins and exchanges	(80)	(29)	(51)	175.9%

End of quarter	12,280	8,258	4,022	48.7%

Total installed base	17,048	12,142	4,906	40.4%

Utility Products segment revenue is derived substantially from our shufflers product line. During the three months ended April 30, 2005, we introduced and sold 31 units of our Easy Chipper roulette chip sorting machine. This marked the first release of a new product by CARD since the acquisition of CARD was completed in May 2004. Our ITS products remain in the development stage.

The increase in shuffler lease revenue for the three months ended April 30, 2005, compared to the same prior year period, primarily reflects:

•	An increase of 884 units on lease and an increase in the average monthly lease rate from $416 to $421.

•	Net lease additions totaled 311 units in the current quarter compared to 192 units in the same prior year period.

•	The increase in net lease additions was comprised primarily of additional placements of Deck Mate®, one2six and MD-1 shufflers. Due to the timing of the CARD acquisition in May 2004, there were no placements of the one2six shuffler in the prior year period. Net lease additions include the conversion of 247 leased units to sold units in the current quarter and 158 leased units to sold units in the prior year quarter. Current quarter conversions were comprised primarily of ACE® and Deck Mate shufflers. Prior year quarter conversions were comprised primarily of ACE and King® shufflers.

The increase in shuffler sales and service revenue for the three months ended April 30, 2005, compared to the same prior year period, primarily reflects:

•	An increase of 278 sold units from 499 to 777 and a 20.4% increase in the average sales price from $9,800 to $11,800.

•	The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 223, 173 and 126, respectively, in the current quarter compared to 118, 0 and 33, respectively, in the prior year quarter.

•	The percentage increase in shuffler sales and service revenue was greater than the percentage increase in shuffler units sold due to our product mix. The three months ended April 30, 2005, included a greater percentage of sales of our higher-priced models, including the one2six, Deck Mate and MD2 shufflers.

Utility Products segment operating income for the three months ended April 30, 2005, increased 54.7% compared to the same prior year period, due to greater volume and increases in the average shuffler sales price and average shuffler monthly lease rate. However, as a percentage of revenue, the Utility Products operating margin declined because a larger percentage of shuffler sales were sales of the one2six shuffler, which carries a lower gross margin due to amortization expense related to the acquired CARD products. Amortization expense associated with the one2six shuffler was $638 for the three months ended April 30, 2005, compared to no amortization expense for the same prior year period. This resulted in a 3.7% decrease in operating margin as a percentage of revenue.

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Utility Products segment revenue
Lease	$11,185	$9,352	$1,833	19.6%
Sales and service	19,560	9,109	10,451	114.7%

Total	$30,745	$18,461	$12,284	66.5%

Utility Products segment operating income	$12,544	$8,368	$4,176	49.9%
Utility Products segment operating margin	40.8%	45.3%

Shufflers installed base (end of period)
Lease units	4,768	3,884	884	22.8%

Sold units, inception-to-date
Beginning of period	11,151	7,506	3,645	48.6%
Sold during period	1,335	787	548	69.6%
Less trade-ins and exchanges	(206)	(35)	(171)	488.6%

End of period	12,280	8,258	4,022	48.7%

Total installed base	17,048	12,142	4,906	40.4%

For the six months ended April 30, 2005, Utility Products lease and sales and service revenue increased, compared to the same prior year period. The increase primarily reflects:

•	An increase of 884 shuffler units on lease.

•	Net lease additions totaled 630 units in the current period, compared to 300 units in the same prior year period.

•	The increase in net lease additions was comprised primarily of additional placements of Deck Mate, one2six and MD-1 shufflers. Due to the timing of the CARD acquisition in May 2004, there were no placements of the one2six shuffler in the prior year period. Net lease additions include the conversion of 380 leased units to sold units in the current period and 253 leased units to sold units in the prior year period. Conversions for the current and prior year periods were comprised primarily of ACE shufflers.

•	An increase of 548 shuffler units sold and a 19.0% increase in the average shuffler sales price from $10,000 to $11,900.

Utility Products segment operating income for the six months ended April 30, 2005, increased 49.9% primarily due to an increase in Utility Products revenue. However, as a percentage of revenue, the Utility Products operating margin declined due to amortization expense related to the acquired CARD products. Amortization expense associated with the one2six shuffler was $1,233 for the six months ended April 30, 2005, compared to no amortization expense for the same prior year period. This resulted in a 4.0% decrease in operating margin as a percentage of revenue.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Entertainment Products segment revenue
Royalties and leases	$6,143	$6,016	$127	2.1%
Sales and service	3,599	3,799	(200)	(5.3%)

Total	$9,742	$9,815	$(73)	(0.7%)

Entertainment Products segment operating income	$7,532	$7,366	$166	2.3%
Entertainment Products segment operating margin	77.3%	75.0%
Table games installed base (end of quarter)
Royalty units	2,688	2,866	(178)	(6.2%)

Sold units, inception-to-date
Beginning of quarter	563	112	451	402.7%
Sold during quarter	70	66	4	6.1%

Subtotal	633	178	455	255.6%

Total installed base	3,321	3,044	277	9.1%

Entertainment Products segment revenue is derived substantially from our proprietary table game products. Our Table Master products, which are in the introductory stage, contributed 5.7% of Entertainment Products segment revenue.

The 2.1% increase in Entertainment Products royalty and lease revenue for the three months ended April 30, 2005, compared to the same prior year period, primarily reflects:

•	A higher average monthly royalty rate for Three Card Poker®.

•	A full three months of royalty revenue from the table games acquired from BTI in late February 2004.

•	The revenue increase was offset by the conversion of Let It Ride® and Three Card Poker royalty units to lifetime license sales, which both yield higher average monthly royalty rates than the acquired BTI table games and our more recent game introductions.

•	The decrease in table game royalty units was due to Let It Ride and Three Card Poker conversions to lifetime license sales, offset slightly by increases in Four Card Poker™ and Fortune Pai Gow Poker table game royalty units.

Entertainment Products sales and service revenue for the current quarter were comparable to the same prior year period due to flat lifetime license sales.

Entertainment Products segment operating income and operating margin for the three months ended April 30, 2005, increased slightly compared to the same prior year period. The increases were due to lower Table Master research and development expenses and lower allocated manufacturing overhead and sales expenses as these allocated expenses did not increase at the same rate as revenue.

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Entertainment Products segment revenue
Royalties and leases	$12,291	$11,155	$1,136	10.2%
Sales and service	9,411	6,080	3,331	54.8%

Total	$21,702	$17,235	$4,467	25.9%

Entertainment Products segment operating income	$17,156	$13,355	$3,801	28.5%
Entertainment Products segment operating margin	79.1%	77.5%
Table games installed base (end of period)
Royalty units	2,688	2,866	(178)	(6.2%)

Sold units, inception-to-date
Beginning of period	365	72	293	406.9%
Sold during period	268	106	162	152.8%

Subtotal	633	178	455	255.6%

Total installed base	3,321	3,044	277	9.1%

For the six months ended April 30, 2005, Entertainment Products segment revenue, operating income and operating margin increased compared to the same prior year period. The overall increases are primarily attributed to the following factors:

•	268 lifetime license sales during the six months ended April 30, 2005, compared to 106 lifetime license sales in the prior year.

•	A higher average monthly royalty rate for Three Card Poker.

•	A full six months of royalty revenue from the table games acquired from BTI in late February 2004.

These increases were slightly offset by:

•	The conversion of Let It Ride and Three Card Poker royalty units to lifetime license sales, which both yield higher average monthly royalty rates than the acquired BTI table games and our more recent game introductions.

•	Amortization expense related to the acquired BTI games. Amortization expense associated with the BTI games was $646 for the six months ended April 30, 2005, compared to $307 for the same prior year period.

•	A decrease in Table Master research and development expenses.

•	Lower allocated manufacturing overhead and sales expenses as these allocated expenses did not increase at the same rate as revenue.

•	The decrease in table game royalty units was due to Let It Ride and Three Card Poker conversions to lifetime license sales, offset slightly by increases in Four Card Poker and Fortune Pai Gow Poker table game royalty units.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues	$61	$426	$160	$1,947

Income (loss) from operations before tax	$25	$259	$89	$(15)
Income tax (expense) benefit	(9)	(91)	(31)	5

Net income (loss) from operations	16	168	58	(10)

Gain on sale of slot assets	—	—	2	3,373
One-time termination benefits, contract termination costs and other	—	—	—	(877)
Income tax expense	—	—	(1)	(874)

Gain on sale of slot assets, net	—	—	1	1,622

Discontinued operations, net	$16	$168	$59	$1,612

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

LIQUIDITY

Working capital. The following summarizes our cash, cash equivalents and working capital:

	April 30, 2005	October 31, 2004	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$42,825	$47,038	$(4,213)	(9.0%)
Working capital	$59,861	$65,671	$(5,810)	(8.8%)
Current ratio	4.6	6.2	(1.6)	25.8%

Cash flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Income from continuing operations	$12,908	$9,744	$1,562	13.8%
Non-cash items	6,134	3,347	2,787	83.3%
Income tax related items	7,309	323	6,986	2162.8%
Investment in sales-type leases	(5,238)	(2,969)	(2,269)	76.4%
Other changes in operating assets and liabilities	(2,009)	(1,435)	(574)	40.0%
Slot-sale related items:
Discontinued operations, net of tax	59	1,612	49	490.0%
Gain from disposition of slot assets	—	(2,495)	2,495	(100.0%)
IGT accounts payable	—	(2,184)	2,184	(100.0%)

Cash flow provided by operating activities	$19,163	$5,943	$13,220	222.4%

•	Non-cash items are comprised of depreciation and amortization, stock based compensation, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the six months ended April 30, 2005, is substantially due to amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively.

•	Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes. During the six months ended April 30, 2005, we received payment of Federal and State income tax refunds totaling $6,064 related to the years ended October 31, 2001, 2000 and 1999 which had been reflected as “Prepaid Income Taxes” on our consolidated balance sheet and as a result had no affect on our provision for income taxes.

•	We utilize sales-type leases as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases as their preferred method of purchasing our products. The volume of sales-type leases in any period may fluctuate, largely due to our customers’ preferences.

•

Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT. These accounts payable related to our purchase of slot machines from IGT and distribution of IGT’s share of IGT Alliance profits for the months prior to the January sale transaction. Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our consolidated cash flow statement. These uses of cash offset the net proceeds from the sale that we received from IGT of $8,858, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Net purchases of investments	$(305)	$(19,463)	$19,158	(98.4%)
Capital expenditures	(7,803)	(2,863)	(4,940)	172.5%
Business acquisition	—	(6,144)	6,144	(100.0%)
Security bonds posted with courts	(3,000)	(1,000)	(2,000)	200.0%
Other	(416)	(1,745)	1,329	(76.2%)
Net proceeds from disposition of slot assets	—	8,858	(8,858)	(100.0%)

Cash flow used by investing activities	$(11,524)	$(22,357)	$10,833	(48.5%)

•	Capital expenditures include purchases of product for lease, property and equipment, and intangible assets. The increase for the six months ended April 30, 2005, is due primarily to the cash component and related due diligence costs of our purchase of RFID technology patents from ENPAT in December 2004. See discussion of ENPAT note payable, under “Long-Term Liabilities”.

•	During the six months ended April 30, 2005 and 2004, we posted security deposits of $3,000 and $1,000, respectively, related to preliminary injunctions that we were granted by certain judicial courts.

•	Net proceeds from the disposition of slot assets reflect the sale of substantially all of our slot products to IGT in January 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Six Months Ended April 30,		Increase (Decrease)	Percentage Change
	2005	2004
Repurchases of common stock	$(15,256)	$(78,661)	$63,405	(80.6%)
Proceeds from stock option exercises, net	4,835	4,439	396	8.9%
Proceeds from issuance of Notes, net of costs	—	145,434	(145,434)	(100.0%)
Payments of long-term liabilities	(1,736)	—	(1,736)	100.0%

Cash flow provided (used) by financing activities	$(12,157)	$71,212	$(83,369)	(117.1%)

•	During the six months ended April 30, 2005, we repurchased 558 shares of our common stock at an average cost of $27.36 per share, compared to 1,009 shares of our common stock at an average price of $20.98 for the same prior year period.

•	Our employees and directors exercised 723 options during the six months ended April 30, 2005, at an average exercise price of $6.57 per share, compared to 1,020 options at an average exercise price of $4.49 per share during the same prior year period.

•	During the six months ended April 30, 2005, we made installment payments of $1,081 for the ENPAT note payable and $655 for BTI liabilities.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. In May 2005, our board of directors authorized the repurchase of up to $30,000 of our common stock. As of May 31, 2005, under this authorization no shares of our common stock have been repurchased. In addition, in May 2004, our board of directors authorized the repurchase of up to $30,000 of our common stock. Under our board authorizations, during the six months ended April 30, 2005 and 2004, we repurchased 558 and 1,009 shares of our common stock, respectively, for a total cost of $15,256 and $21,161, respectively. As of April 30, 2005, $2,219 remained outstanding under this authorization. We cancel shares that we repurchase.

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

LONG-TERM LIABILITIES

Contingent convertible senior notes. In April 2004, we issued the Notes through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. We made an interest payment on April 14, 2005 in the amount of $938.

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

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Unamortized debt issuance costs are included in other assets on the condensed consolidated balance sheets.

BTI liabilities. In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.

ENPAT note payable. In December 2004, we purchased two RFID technology patents from ENPAT, Inc. for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non interest bearing annual installments through December 2007. The balance as of April 30, 2005 of $8,653 represents the discounted present value of the future payments. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable. In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bears interest at 2.0% annually, with principal balance of $250 as of April 30, 2005, due on August 7, 2005, subject to other terms and conditions.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported amounts of revenue and expenses. We periodically evaluate our policies, estimates and related assumptions, including: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; allowances for bad debts; accounting for stock-based compensation; and contingencies. We base our estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

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

Allowances for bad debts. Our accounts receivable and investment in sales-type lease balances are exposed to collection risk. To provide for this risk, we record allowances for estimated bad debts or credit losses that could result from the inability of our customers to make required payments. We estimate our bad debt allowances for both our accounts receivable and investment in sales-type leases based on historical experience and specific customer collection issues. However, because we have less historical statistical data regarding loss rates for sales-type leases and the longer-term nature of our sales-type leases, this estimate requires a greater level of judgment. Changes in the financial condition of our customers could result in the adjustment upward or downward in our allowances for bad debts, with a corresponding impact to our operating results.

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

Interest rate risk. Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $76.

Contingent convertible senior notes. We estimate that the fair value of our Notes as of April 30, 2005 is $158,250. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $8,415. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $1,125.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information on Legal Proceedings, see note 11 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides monthly detail regarding our share repurchases during the three months ended April 30, 2005 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Feb 1 - Feb 28	—	$—	—	$13,124
Mar 1 - Mar 31	100	$27.85	100	$10,339
Apr 1 - Apr 30	308	$26.41	308	$2,219

Total	408	$26.76	408

*	In May 2004, our board authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. Repurchases under all previous authorizations have been substantially completed. Amounts represent remaining authorizations as of the period end date and do not include later authorizations.

ITEM 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Shareholders held on March 15, 2005, our shareholders approved the following proposals by the indicated votes. A discussion of each proposal is included in the Company’s Proxy Statement dated February 18, 2005, previously filed with the Securities and Exchange Commission.

1) Proposal to elect four (4) directors to hold office until the next annual meeting or until their successors are elected.

	Voted For	Withheld Authority
Mark L. Yoseloff	31,054,387	486,831
Garry Saunders	30,933,021	608,197
Ken Robson	30,933,181	608,037
Louis Castle	31,305,377	235,841

ITEM 6.	EXHIBITS

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC.

(Registrant)

Date: June 9, 2005

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer

/s/ Richard L. Baldwin
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)