Form 10-Q
period 2005-07-31
SHUFFLE MASTER INC
filed 2005-09-06
CIK 718789

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of August 22, 2005, there were 34,844,285 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2005

TABLE OF CONTENTS

		PART I - FINANCIAL INFORMATION

Item	1.	Financial Statements (unaudited):

		Condensed Consolidated Statements of Income Three and nine months ended July 31, 2005 and 2004

		Condensed Consolidated Balance Sheets July 31, 2005 and October 31, 2004

		Condensed Consolidated Statements of Cash Flows Nine months ended July 31, 2005 and 2004

		Notes to Condensed Consolidated Financial Statements

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Quantitative and Qualitative Disclosures About Market Risk

Item	4.	Controls and Procedures

		PART II - OTHER INFORMATION

Item	1.	Legal Proceedings

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item	6.	Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Revenue:
Utility products leases	$6,252	$4,966	$17,437	$14,318
Utility products sales and service	10,282	7,079	29,842	16,188
Entertainment products leases and royalties	6,266	6,343	18,557	17,498
Entertainment products sales and service	4,391	4,687	13,802	10,767
Other	81	8	132	77
Total revenue	27,272	23,083	79,770	58,848

Costs and expenses:
Cost of leases and royalties	2,501	2,311	7,105	5,739
Cost of sales and service	4,496	3,266	12,527	6,677
Selling, general and administrative	6,474	5,674	22,253	16,187
Research and development	1,796	1,722	5,770	4,652
Total costs and expenses	15,267	12,973	47,655	33,255

Income from operations	12,005	10,110	32,115	25,593
Other expense	(291)	(514)	(485)	(1,006)
Income from continuing operations before tax	11,714	9,596	31,630	24,587
Provision for income taxes	3,663	3,359	10,671	8,606
Income from continuing operations	8,051	6,237	20,959	15,981
Discontinued operations, net of tax	8	13	67	1,625
Net income	$8,059	$6,250	$21,026	$17,606

Basic earnings per share:
Continuing operations	$0.23	$0.18	$0.60	$0.44
Discontinued operations	—	—	—	0.04
Net income	$0.23	$0.18	$0.60	$0.48

Diluted earnings per share:
Continuing operations	$0.22	$0.17	$0.57	$0.42
Discontinued operations	—	—	—	0.05
Net income	$0.22	$0.17	$0.57	$0.47

Weighted average shares outstanding:
Basic	35,048	34,614	35,093	36,359
Diluted	36,317	36,048	36,658	37,719

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	July 31, 2005	October 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,111	$20,580
Investments	26,947	26,458
Accounts receivable, net	13,864	11,205
Investment in sales-type leases, net	7,850	4,739
Inventories, net	8,453	5,853
Prepaid income taxes	—	6,373
Deferred income taxes	4,089	2,195
Other current assets	2,156	851
Total current assets	88,470	78,254
Investment in sales-type leases, net	11,265	7,068
Products leased and held for lease, net	8,988	5,461
Property and equipment, net	4,423	3,507
Intangible assets, net	47,229	47,812
Goodwill, net	36,045	37,556
Other assets	8,248	5,634
Total assets	$204,668	$185,292
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,389	$3,304
Accrued liabilities	5,882	5,497
Customer deposits and unearned revenue	3,612	3,532
Income taxes payable	2,062	—
Note payable and current portion of long-term liabilities	3,103	250
Total current liabilities	19,048	12,583
Long-term liabilities, net of current portion	162,735	157,648
Deferred income taxes	101	332
Total liabilities	181,884	170,563
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,059 and 34,958 shares issued and outstanding	351	233
Additional paid-in capital	1,359	9,593
Deferred compensation	(3,257)	(1,765)
Retained earnings	21,724	698
Cumulative currency translation adjustment	2,607	5,970
Total shareholders’ equity	22,784	14,729
Total liabilities and shareholders’ equity	$204,668	$185,292

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$21,026	$17,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,901	5,400
Stock based compensation	486	—
Provision for bad debts	167	386
Provision for inventory obsolescence	(165)	500
Tax benefit from stock option exercises	4,773	4,381
Gain before tax on slot disposition	—	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	(2,629)	983
Notes receivable	—	648
Investment in sales-type leases	(7,615)	(3,718)
Inventories	(2,496)	(1,682)
Accounts payable and accrued liabilities	1,910	(2,810)
Customer deposits and unearned revenue	81	861
Prepaid income taxes	8,479	(4,239)
Deferred income taxes	(2,123)	2,212
Other	(1,719)	214
Net cash provided by operating activities	29,076	18,247
Cash flows from investing activities:
Purchases of investments	(7,311)	(32,036)
Proceeds from sale and maturities of investments	6,822	8,000
Payments for products leased and held for lease	(6,212)	(2,543)
Purchases of property and equipment	(2,110)	(1,831)
Acquisition of businesses	—	(38,437)
Purchases of intangible assets	(4,413)	(930)
Net proceeds from patent sale	9,039	—
Proceeds from disposition of slot assets	—	8,858
Other	(3,402)	(935)
Net cash used by investing activities	(7,587)	(59,854)
Cash flows from financing activities:
Proceeds from issuance of convertible Notes	—	150,000
Repurchases of common stock	(20,821)	(99,112)
Debt issuance costs	—	(4,781)
Proceeds from issuances of common stock, net	5,954	5,761
Payments of long-term liabilities	(2,091)	—
Other	—	(138)
Net cash (used) provided by financing activities	(16,958)	51,730
Net increase in cash and cash equivalents	4,531	10,123
Cash and cash equivalents, beginning of period	20,580	2,674
Cash and cash equivalents, end of period	$25,111	$12,797
Cash paid for:
Income taxes, net of refunds	$(675)	$707
Interest	$1,002	$—
Non-cash transactions:
Note payable for patent purchase	$9,666	$—
Issuance of restricted stock	$1,978	$1,956
Common stock issued for acquisition of CARD	$—	$24,557
Note payable and contingent consideration issued in connection with the acquisition of a business or assets	$560	$11,616

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit and per share amounts)

1.              DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.  We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products.  Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up Productions™, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings.  In June 2005, we announced details related to our Three Card Poker National Championship™ with a grand prize of one million dollars.  All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products.  When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease.  When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are significantly regulated.  We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada.  In addition, we outsource the manufacturing of certain of our products, both in the United States, Europe and Asia Pacific.

Basis of presentation. The condensed consolidated financial statements of Shuffle Master, Inc. as of July 31, 2005, and for the three and nine months ended July 31, 2005 and 2004, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods.  Our results of operations for the three and nine months ended July 31, 2005, are not necessarily indicative of the results to be expected for the year ending October 31, 2005.  These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2004.

Effective May 1, 2004, we acquired CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”).  Effective February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”).  Effective June 30, 2005, we acquired certain assets of Magnum Gaming, Inc.  Each of these acquisitions and/or agreements are included in our condensed consolidated financial statements beginning on the effective date of the transactions; see note 2.

Pro forma stock based compensation expense.  We account for stock options and restricted stock granted to our employees and directors using the intrinsic value method. Intrinsic value represents the excess, if any, of the market value of the underlying common stock at the date of grant over the exercise price of the stock option or purchase price, if any, of the restricted stock.

Restricted stock – During the three and nine months ended July 31, 2005, we issued 23 and 73 shares of restricted stock, respectively, with an aggregate fair value of $625 and $1,978, respectively.  During the three and nine months ended July 31, 2004, we issued 60 shares of restricted stock with an aggregate value of $1,956.  The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period.  Net income, as reported, for the three and nine months ended July 31, 2005, reflects $124 and $322, respectively, net of tax, of amortization of restricted stock compensation.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net income, as reported	$8,059	$6,250	$21,026	$17,606
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,136)	(1,623)	(9,905)	(7,297)
Pro forma net income	$6,923	$4,627	$11,121	$10,309

Earnings per common share, basic:
As reported	$0.23	$0.18	$0.60	$0.48
Pro forma	0.20	0.13	0.32	0.28

Earnings per common share, diluted:
As reported	$0.22	$0.17	$0.57	$0.47
Pro forma	0.19	0.13	0.30	0.27

Weighted average fair value of options granted during the period	$13.42	$13.12	$14.80	$10.83

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

The board’s decision to accelerate the vesting of these options was based upon the issuance by the Financial Accounting Standards Board (“FASB”) of Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” By accelerating the vesting of these options, we believe that we will not be required to recognize compensation expense in future periods associated with these options.  Compensation expense associated with the accelerated option vesting totaled $6,700.  Such expense reduced diluted earnings per share by $0.13, for the nine months ended July 31, 2005, and is reflected in the table above.

Beginning with our quarterly period that begins November 1, 2005, we will be required to expense the fair value of director and employee stock options and similar awards then outstanding or thereafter granted.

All share and per share amounts presented herein have been adjusted to reflect our stock splits discussed in note 6.

Recently issued or adopted accounting standards.  In September 2004, the FASB reached unanimous consensus on Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.”  EITF 04-08 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met.  Because our notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07.  EITF 04-08 also requires restatement of all prior periods.  Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the three and nine months ended July 31, 2005, no restatement of prior periods was required.  For the nine months ended July 31, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.  There was no dilutive effect of our outstanding contingent convertible notes shares for the three months ended July 31, 2005.  See note 7.

SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R.  The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS 123R).  Therefore, beginning with our quarterly period that begins November 1, 2005, we will be required to expense the fair value of stock options and similar awards.   We are allowed to select from two alternative transition methods, each having different reporting implications.  While we have not yet completed our evaluation of this statement, we expect that the adoption of this statement will have a material impact on our results of operations.  However, due to the “non-cash” nature of stock option expense, we do not expect the adoption of this statement to have an impact on our financial position.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005.  We have not yet completed our evaluation, or determined the impact to our results of operations, of adoption of SFAS 154.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which will be our fourth quarter of fiscal year 2005.  We anticipate no material impact on our results of operations or on our financial position as a result of adopting this statement.

2.              ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

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

Accrued liabilities were comprised of vendor-related obligations of $412 and an obligation to the seller to provide up to $359 of product at no charge.  The deferred income tax asset reflects the timing difference for book and tax purposes of these accrued liabilities.

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

Patent Purchase Agreement.  On June 13, 2005, we entered into a patent purchase agreement (the “Two-Party Agreement”) with International Game Technology (“IGT”).  Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510.  If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007.  Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification (“RFID”) patents from ENPAT Inc. (“ENPAT”), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino.  Previously granted licenses to Progressive Gaming International Corporation (“PGIC”) and Gaming Partners International for the use of these RFID patents will remain in effect.  In addition, we sold IGT an equal ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables.  As part of the equal ownership in the optical patents, IGT may become a plaintiff in the MP Games I lawsuit (see note 11).  Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471.  This fee reimbursement was recorded as a reduction of legal fees in the three months end July 31, 2005.  IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. Additionally, the Two-Party Agreement contains certain non-

compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively, (subject to shortening, based on certain future events), as discussed in the agreement.  As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents.  Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

Additionally, in conjunction with the Two-Party Agreement, we entered into a separate worldwide product integration agreement (the “Three-Party Agreement”) with IGT and PGIC to create a comprehensive, automated table management solution using complementary capabilities, technologies, and resources of the three companies.  Under the terms of the Three-Party Agreement, we will be the provider of automatic card shufflers, card reading intelligent shoes, card and chip sorters and verifiers.  IGT will be the provider of back-end table gaming management systems, including player tracking, patron loyalty and rewards, as well as bonusing applications.  PGIC will be the provider of RFID bet recognition, automated gaming chip tracking and payoff recognition.  Each company will cooperatively interface their respective products into a combined product offering to be known as the Intelligent Table System (“ITS”). The Three-Party Agreement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of table game player activity.

We will also continue to separately market and sell our products which are a part of the projects which are the subject of the Two-Party Agreement and the Three-Party Agreement.

Bet the Set “21”.  Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc.  The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set “21” side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the “Bet the Set” name.  The acquired installed base of the Bet the Set “21” side bet table game was 205 units as of the acquisition date.

The acquisition price included an initial cash payment of $540 paid in July 2005, and contingent consideration of $560.  The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560.

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

Discontinued operations consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues	$31	$248	$191	$2,195

Income from operations before tax	$12	$92	$100	$77
Income tax expense	(4)	(32)	(34)	(27)
Net income from operations	8	60	66	50

Gain (loss) on sale of slot assets	—	(67)	2	3,306
One-time termination benefits, contract termination costs and other	—	(6)	—	(883)
Income tax (expense) benefit	—	26	(1)	(848)
Gain (loss) on sale of slot assets, net	—	(47)	1	1,575
Discontinued operations, net	$8	$13	$67	$1,625

3.     ACCOUNTS RECEIVABLE, SALES-TYPE LEASES, INVENTORIES, AND LEASED PRODUCTS

	July 31,	October 31,
	2005	2004
Accounts receivable, net:
Trade receivables	$14,168	$11,945
Less: allowance for bad debts	(304)	(740)
	$13,864	$11,205

The decrease in the allowance for bad debts from October 31, 2004, is primarily attributed to a $314 bad debt write-off in the three months ended July 31, 2005.  This amount was 100% reserved as of October 31, 2004.

	July 31,	October 31,
	2005	2004
Investment in sales-type leases, net:
Minimum lease payments	$21,292	$13,350
Less: interest	(1,569)	(1,053)
Less: allowance for bad debts	(608)	(490)
Investment in sales-type leases, net	19,115	11,807
Less: current portion	(7,850)	(4,739)
Long-term portion	$11,265	$7,068

We maintain allowances for bad debts for estimated credit losses that result from the inability of our customers to make required payments.  The allowance for bad debts is estimated based on historical experience and specific customer collection issues.

Investment in sales-type leases includes amounts receivable under capital lease arrangements.  Sales-type leases are interest bearing, require monthly installment payments over periods ranging from 30 to 60 months and contain bargain purchase options.

	July 31,	October 31,
	2005	2004
Inventories:
Raw materials and component parts	$4,684	$3,912
Work-in-process	732	415
Finished goods	4,789	3,227
	10,205	7,554
Less: allowance for inventory obsolescence	(1,752)	(1,701)
	$8,453	$5,853
Products leased and held for lease, net:
Utility products	$17,924	$13,959
Less: accumulated depreciation	(10,510)	(9,012)
	7,414	4,947
Entertainment products	3,112	2,398
Less: accumulated depreciation	(1,538)	(1,884)
	1,574	514
	$8,988	$5,461

4.     INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.  Substantially all of our recorded intangible assets are subject to amortization.  Amortization expense was $1,514 for the three months ended July 31, 2005 and $4,472 for the nine months ended July 31, 2005.  Amortized intangible assets are comprised of the following:

	July 31,	October 31,
	2005	2004
Amortized intangible assets:
Patents, games and products	$53,083	$50,589
Less: accumulated amortization	(8,157)	(4,862)
	44,926	45,727
Licenses and other	3,116	2,733
Less: accumulated amortization	(1,710)	(1,534)
	1,406	1,199
Total	$46,332	$46,926

Trademark. Changes in the carrying amount of our unamortized intangibles for the nine months ended July 31, 2005, are as follows:

Balance at October 31, 2004	$886
Foreign currency translation adjustment	11
Balance at July 31, 2005	$897

Goodwill.  Changes in the carrying amount of goodwill for the nine months ended July 31, 2005, are as follows:

Balance at October 31, 2004	$37,556
CARD purchase accounting adjustment	68
Foreign currency translation adjustment	(1,579)
Balance at July 31, 2005	$36,045

All of our goodwill originated from the acquisitions of foreign subsidiaries.  For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life.

5.     NOTES PAYABLE AND LONG-TERM LIABILITIES

Notes payable and long-term liabilities are summarized as follows:

	July 31,	October 31,
	2005	2004

Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
BTI liabilities (see note 2)	6,588	7,616
ENPAT note payable, non interest bearing, due in installments through 2007	8,410	—
Magnum Gaming, Inc., contingent consideration	560	—
Note payable, fixed rate interest at 2.00%, due in installments through 2005	250	250
Other	30	32
	165,838	157,898
Less: current portion	(3,103)	(250)
	$162,735	$157,648

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

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under any of the following circumstances:

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

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009.  Amortization of debt issuance costs were $239 and $60 for the three months ended July 31, 2005 and 2004, respectively, and $721 and $66 for the nine months ended July 31, 2005 and 2004, respectively.  Unamortized debt issuance costs of $3,567 as of July 31, 2005, are included in other assets on the condensed consolidated balance sheets.

BTI liabilities.  In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.  The balance of this liability as of July 31, 2005, was $6,588.

ENPAT note payable.  In December 2004, we purchased two RFID technology patents from ENPAT for $12,500.  The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non interest bearing annual installments through December 2007.  The balance as of July 31, 2005, of $8,410 represents the discounted present value of the future payments, including imputed interest of approximately $244.  Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable.  In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600.  The note bore interest at 2.0% annually and had a remaining principal balance of $250 at July 31, 2005.  This note was paid in full in August 2005.

Bet the Set “21” contingent consideration.  In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560.  The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set 21 side bet table games up to a maximum of $560.

6.     SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the nine months ended July 31, 2005:

							Total
			Additional	Deferred	Retained	Cumulative	Share-
	Common Stock		Paid-in	Compen-	Earnings	Currency	holders’
	Shares	Amount	Capital	sation	(Deficit)	Translation	Equity

Balance, October 31, 2004	34,958	$233	$9,593	$(1,765)	$698	$5,970	$14,729

Comprehensive Income:
Net Income	—	—	—	—	21,026	—	21,026
Currency translation	—	—	—	—	—	(3,363)	(3,363)
Total comprehensive income							17,663

Stock repurchased	(758)	(7)	(20,814)	—	—	—	(20,821)
Options exercised, net	788	9	5,724	—	—	—	5,733
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	4,773	—	—	—	4,773
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	73	—	1,978	(1,492)	—	—	486
January 2005 stock split	(2)	116	(184)	—	—	—	(68)

Balance, July 31, 2005	35,059	$351	$1,359	$(3,257)	$21,724	$2,607	$22,784

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

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock.  Under our existing board authorizations, during the three and nine months ended July 31, 2005, we repurchased 200 and 758 shares of our common stock, respectively, for a total cost of $5,565 and $20,821, respectively, at an average price of $27.83 and $27.49, respectively.  As of July 31, 2005, $26,653 remained outstanding under our board authorizations. During our fourth quarter through September 2, 2005, we have repurchased an additional 625 shares of our common stock for approximately $15,565 at an average price of $24.90 per share.  As of September 2, 2005, $11,088 remains outstanding under our board authorizations.  We cancel shares that we repurchase.

Tax benefit from stock option exercises. During the nine months ended July 31, 2005 and 2004, we realized income tax benefits of $4,773 and $4,381, respectively, related to deductions for employee stock option exercises.  These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.  Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

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

Fargo Bank, N.A. The amendment eliminated from the Rights Agreement those provisions commonly referred to as “dead hand” provisions.

7.     EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Income from continuing operations	$8,051	$6,237	$20,959	$15,981

Basic:
Weighted average shares	35,048	34,614	35,093	36,359

Diluted:
Weighted average shares, basic	35,048	34,614	35,093	36,359
Dilutive effect of options and restricted stock	1,269	1,434	1,417	1,360
Dilutive effect of contingent convertible notes	—	—	148	—
Weighted average shares, diluted	36,317	36,048	36,658	37,719

Basic earnings per share	$0.23	$0.18	$0.60	$0.44
Diluted earnings per share	$0.22	$0.17	$0.57	$0.42

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met.  Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method.  This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07.  For the nine months ended July 31, 2005, the average fair value of our common stock exceeded $28.07, resulting in additional dilutive shares.  Because the average fair value of our common stock did not exceed the initial conversion price in any prior period, this statement had no effect on our historically reported diluted earnings per share.

8.     EQUITY INCENTIVE PLANS

Restricted stock.  During the three and nine months ended July 31, 2005, we issued 23 and 73 shares of restricted stock, respectively, with an aggregate fair value of $625 and $1,978, respectively.  During the three and nine months ended July 31, 2004, we issued 60 shares of restricted stock with an aggregate value of $1,956.  The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period.  Net income, as reported, for the three and nine months ended July 31, 2005, reflects $124 and $322, respectively, net of tax, of amortization of restricted stock compensation.

Stock options.  During the nine months ended July 31, 2005, our stock option activity and weighted average exercise prices were as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, October 31, 2004	3,789	$11.77
Granted	718	29.95
Exercised	(788)	7.15
Forfeited	(92)	20.53
Outstanding, July 31, 2005	3,627	16.15

Exercisable, July 31, 2005	1,981	$17.37

9.     OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004

Interest income	$512	$318	$1,846	$600
Interest expense	(664)	(531)	(1,761)	(589)
Amortization of debt issue costs	(239)	—	(721)	—
Foreign currency gain (loss)	138	(301)	190	(1,017)
Other	(38)	—	(39)	—
Total Other expense	$(291)	$(514)	$(485)	$(1,006)

For the nine months ended July 31, 2005, interest income includes $502 related to Federal income tax refunds for years ended October 31, 2001, 2000 and 1999.

During the nine months ended July 31, 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703.

The increase in interest expense is primarily due to the issuance of $150,000 of contingent convertible senior notes due in April 2024 (the “Notes”).

10.  OPERATING SEGMENTS

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products.  Utility Products includes our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products includes our Proprietary Table Games, Table Master products and Shuffle Up.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  All periods presented have been reclassified to conform to our current reportable segments.

Segment revenues include sale, lease or licensing of products within each reportable segment.  Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment.  Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation.  Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead.  Corporate general and administrative expenses are not allocated to segments.   Capital expenditures include amounts reported in our

condensed consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Revenue:
Utility Products	$16,534	$12,045	$47,279	$30,506
Entertainment Products	10,657	11,030	32,359	28,265
Corporate	81	8	132	77
	$27,272	$23,083	$79,770	$58,848
Operating Income (Loss):
Utility Products	$9,358	$5,395	$21,902	$13,763
Entertainment Products	8,101	8,657	25,257	22,012
Corporate	(5,454)	(3,942)	(15,044)	(10,182)
	$12,005	$10,110	$32,115	$25,593
Depreciation and Amortization:
Utility Products	$1,899	$1,279	$5,275	$2,382
Entertainment Products	592	593	1,681	1,247
Corporate	653	453	1,945	994
	$3,144	$2,325	$8,901	$4,623
Capital Expenditures:
Utility Products	$2,484	$817	$8,386	$2,617
Entertainment Products	1,668	146	2,431	756
Corporate	780	1,552	1,918	1,908
	$4,932	$2,515	$12,735	$5,281

11.  COMMITMENTS AND CONTINGENCIES

Purchase commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities.  As of July 31, 2005, our significant inventory purchase commitments totaled $8,736 which are primarily related to our Table Master products, Rapid Roulette®, one2six shufflers, and the Easy Chipper roulette chip sorter machine.

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years.  Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions.  These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment.  If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract.  As of July 31, 2005, minimum aggregate severance benefits totaled $3,492.

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

Certain of our litigation relate to products or patents associated with our discontinued slot products operations.  Legal expenses and settlement proceeds or payments associated with these matters, if any, are included in the Discontinued Operations caption on our condensed consolidated statements of income.

Continuing operations –

VendingData I - On July 12, 2005, we settled our litigation (known as VendingData I) with VendingData Corporation (“VendingData”) over VendingData’s Random Ejection shuffler.  Under the terms of the settlement, VendingData is paying us $800, one-half of which was received on July 14, 2005, and the other half which is payable in ten months.  VendingData signed a Confession of Judgment related to the second payment of $400 which was filed and entered by the Court.  We granted VendingData a conditional Covenant Not to Sue concerning our U.S. patents 6,028,258 and 6,325, 373 (except for claims 6 and 7 of the 6,325,373 patent), the patents which were at issue in the VendingData I litigation.  Each party has completely and fully released the other for any acts or omissions committed prior to July 12, 2005, except that, these releases have no effect with respect to our patent infringement claims against VendingData’s Poker-1 shuffler in the VendingData II litigation.  The VendingData I settlement does not restrict either party’s ability to bring new actions for any wrongful acts or acts of infringement committed after July 12, 2005.

VendingData II – In October 2004, we filed a second patent infringement lawsuit against VendingData Corporation (“VendingData II”).  This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOne™ shuffler infringes another patent owned by us, (a different patent than the patents that were the subject of the VendingData I case mentioned above). VendingData II was filed in the United States District Court for the District of Nevada in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed counterclaims that allege that our patent is invalid.

On November 29, 2004, the Court granted our motion for a preliminary injunction. The injunction became effective upon our posting of a $3,000 cash security with the court on November 30, 2004. This security deposit is included in other assets on our condensed consolidated balance sheet and included in cash flows from investing activities in our condensed consolidated statement of cash flows. On December 17, 2004, the Court denied VendingData’s two emergency motions to modify the preliminary injunction.

In March 2005, the Court of Appeals for the Federal Circuit stayed the injunction based on a technical defect in the language in the injunction and not on its merits.  In May 2005, the Court held a Markman hearing for construction of the claims.  The Markman decision is now pending.  If we prevail in our claim construction at the Markman hearing, we intend to file a motion for a new preliminary injunction, or other appropriate motion.

TCS - On July 15, 2005, we executed a settlement agreement with Technical Casino Supplies, Ltd. (“TCS”).  As part of the settlement agreement, each party has completely and fully released the other for any acts or omissions committed prior to June 27, 2005.  Under the terms of the settlement agreement, we paid TCS a one-time payment of $215 in settlement of disputed invoices and commissions relating to the previously terminated International Distribution Agreement with TCS (the “TCS Agreement”).  The TCS Agreement had been terminated by the Arbitrator on December 22, 2004.

GEI - In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents.  We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI.  GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid.   The case is presently in the discovery phase.

Awada - On April 25th and April 26th, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case.  At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void.  On May 18, 2005, the court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling.  Among the findings, the court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement.  The court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission.  On May 5, 2005, the court ruled on the parties’ damages requests in connection with the case and as required under Nevada law.  Plaintiffs were seeking approximately $13,000 in damages.  The Court ordered that the total damages which we paid, under Nevada law, on account of its successful rescission of the Game Option Agreement, was $130 including all interest.  We had fully reserved for this amount.

MP Games I - In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The complaint alleges that the defendants’ MP21 System infringes two patents owned by us.  The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants.  We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants.  The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid.  The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us.  We deny any infringement, misappropriation or wrongdoing.  In May 2005, the Court dismissed defendants’ breach of contract counter-claim.  The case is currently in the discovery phase.  In the recent transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and thus IGT may become a party plaintiff in this lawsuit.  In June 2005, the defendants filed the same, previously dismissed, breach of contract claim, and several other related claims as a new lawsuit in the U.S. District Court for the Western District of Washington, as explained below.

MP Games II - In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington.  The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement.  We have not yet been served with this complaint but it appears that all three claims relate to the same subject matter as the MP Games I litigation discussed above.  The complaint seeks a permanent injunction against our MD2 shuffler with card recognition, an unspecified amount of damages and other relief.  We have not yet responded to the complaint, but we intend to deny the plaintiff’s allegations and file appropriate counter-claims for, at the minimum, patent invalidity.

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

12.  SUBSEQUENT EVENTS

Effective August 2005, we purchased certain assets from Spur Gaming Systems (“SGS”), including the side bet proprietary games, Jackpot Pai Gow Poker™ and Progressive Jackpot Pai Gow Poker™.  At the time of this transaction there were approximately 53 SGS tables licensed throughout North America.

In August 2005, we entered into a strategic alliance with Ameranth Wireless, Inc. to promote and distribute Ameranth’s poker-room management products throughout the world.  Under the terms of the agreement, Ameranth will develop a software interface between our Deck Mate® poker shuffler and Ameranth’s poker-room products to provide poker-room operators broader functionality and a more robust total solution.

In August 2005, we purchased VIP Gaming Solutions of Sydney, Australia.  As a result of this acquisition, we strengthened our direct sales presence in the Asia-Pacific region.

In August 2005, we entered into a distribution agreement with Casino Solutions S.A.C. (“Casino Solutions), a corporation with offices in Lima, Peru and Buenos Aires, Argentina.  Under the terms of the agreement, Casino Solutions will be our exclusive distributor throughout South America and will be responsible for promoting, marketing, distributing and servicing our products within the region.

On September 2, 2005, pursuant to the terms of the previously-entered into distribution agreement between CARD, a Shuffle Master International Company, and Machines Games Automatics, S.A. (“MGA”), we received approval of our Table Master™ product by the responsible gaming lab in Barcelona.  Additionally, pursuant to the terms of the distribution agreement with MGA, the agreement will become effective fourteen (14) days upon receipt of such approval, or September 16, 2005 (the “MGA Commencement Date”).  The distribution agreement with MGA includes minimum annual purchase commitments to distribute our Table Master product to arcades throughout Spain.  We expect the distribution agreement with MGA to contribute over $5,000 in revenue during the first twelve (12) month period following the MGA Commencement Date.

In early September 2005, we received an order for over 125 units of our Easy Chipper roulette chip sorting machine.  This order was placed by Genting Highlands in Malaysia through RGB, Limited, our Asia Pacific distributor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette.  In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products.  Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up Productions™, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings.  In June 2005, we announced details related to our Three Card Poker National Championship™ with a grand prize of one million dollars.  All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products.  When we lease or license our products, we generally negotiate a month-to-month operating lease.  When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease. We offer our products worldwide in markets that are significantly regulated.  We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada.  In addition, we outsource the manufacturing of certain of our products, both in the United States, Europe and Asia Pacific.

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

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

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

Patent Purchase Agreement.  On June 13, 2005, we entered into a patent purchase agreement (the “Two-Party Agreement”) with International Game Technology (“IGT”).  Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510.  If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007.  Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification (“RFID”) patents from ENPAT Inc. (“ENPAT”), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino.  Previously granted licenses to Progressive Gaming International Corporation (“PGIC”) and Gaming Partners International for the use of these RFID patents will remain in effect.  In addition, we sold IGT an equal ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables.  As part of the equal ownership in the optical patents, IGT may become a plaintiff in the MP Games I lawsuit (see note 11).  Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471.  This fee reimbursement was recorded as a reduction of legal fees in the three months end July 31, 2005.  IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. Additionally, the Two-Party Agreement contains certain non-compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively, (subject to shortening, based on certain future events), as discussed in the agreement.  As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents.  Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

Additionally, in conjunction with the Two-Party Agreement, we entered into a separate worldwide product integration agreement (the “Three-Party Agreement”) with IGT and PGIC to create a comprehensive, automated table management solution using complementary capabilities, technologies, and resources of the three companies.  Under the terms of the Three-Party Agreement, we will be the provider of automatic card shufflers, card reading intelligent shoes, card and chip sorters and verifiers.  IGT will be the provider of back-end table gaming management systems, including player tracking, patron loyalty and rewards, as well as bonusing applications.  PGIC will be the provider of RFID bet recognition, automated gaming chip tracking and payoff recognition.  Each company will cooperatively interface their respective products into a combined product offering to be known as the Intelligent Table System (“ITS”). The Three-Party Agreement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of table game player activity.

We will also continue to separately market and sell our products which are a part of the projects which are the subject of the Two-Party Agreement and the Three-Party Agreement.

Bet the Set “21”.  Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc.  The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set “21” side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the “Bet the Set” name.  The acquired installed base of the Bet the Set “21” side bet table game was 205 units as of the acquisition date.

The acquisition price included an initial cash payment of $540 paid in July 2005, and contingent consideration of $560.  The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560.

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

CONSOLIDATED RESULTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenue
Utility products	60.6%	52.2%	59.3%	51.8%
Entertainment products	39.1%	47.8%	40.6%	48.0%
Other	0.3%	0.0%	0.1%	0.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.7%	24.2%	24.6%	21.1%
Gross margin	74.3%	75.8%	75.4%	78.9%
Selling, general and administrative	23.7%	24.6%	27.9%	27.5%
Research and development	6.6%	7.5%	7.2%	7.9%
Income from operations	44.0%	43.7%	40.3%	43.5%
Other expense, net	(1.1)%	(2.2)%	(0.6)%	(1.7)%
Income from continuing operations before tax	42.9%	41.5%	39.7%	41.8%
Provision for income taxes	13.4%	14.6%	13.4%	14.6%
Income from continuing operations	29.5%	26.9%	26.3%	27.2%
Discontinued operations, net of tax	0.0%	0.1%	0.1%	2.8%
Net income	29.5%	27.0%	26.4%	30.0%

REVENUE AND GROSS MARGIN

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2005	2004	Change	2005	2004	Change
Revenue:
Leases and royalties	$12,518	$11,309	10.7%	$35,994	$31,816	13.1%
Sales and service	14,673	11,766	24.7%	43,644	26,955	61.9%
Other	81	8	912.5%	132	77	71.4%
Total	$27,272	$23,083	18.1%	$79,770	$58,848	35.6%
Cost of revenue:
Leases and royalties	$2,501	$2,311	8.2%	$7,105	$5,739	23.8%
Sales and service	4,496	3,266	37.7%	12,527	6,677	87.6%
Other	—	—	—	—	—	—
Total	$6,997	$5,577	25.5%	$19,632	$12,416	58.1%
Gross margin:
Leases and royalties	$10,017	$8,998	11.3%	$28,889	$26,077	10.8%
Sales and service	10,177	8,500	19.7%	31,117	20,278	53.5%
Other	81	8	912.5%	132	77	71.4%
Total	$20,275	$17,506	15.8%	$60,138	$46,432	29.5%
Gross margin percentage:
Leases and royalties	80.0%	79.6%		80.3%	82.0%
Sales and service	69.4%	72.2%		71.3%	75.2%
Total	74.3%	75.8%		75.4%	78.9%

Overall, total revenue and gross margins increased for both the three and nine months ended July 31, 2005.  A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the three and nine months ended July 31, 2005.  However, as a percentage of revenue, our gross margin percentage decreased slightly for the three months ended July 31, 2005, compared to the same prior year period and decreased 3.5% for the nine months ended July 31, 2005, compared to the same prior year period.  Intellectual property amortization expense associated with products related to our CARD and BTI acquisitions is recorded as cost of sales which reduces our gross margin percentage.  Amortization expense related to these products was $2,979 and $987 for the nine months ended July 31, 2005 and 2004, respectively, which resulted in a 2.5% decrease in gross margin percentage for the nine months ended July 31, 2005, compared to the same prior year period.  Due to the timing of the CARD and BTI acquisitions, the overall impact of amortization expense on our third quarter was comparable to the same prior year period.

OPERATING EXPENSES

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2005	2004	Change	2005	2004	Change
Selling, general and administrative	$6,474	$5,674	14.1%	$22,253	$16,187	37.5%
Percentage of revenue	23.7%	24.6%		27.9%	27.5%

Research and development	$1,796	$1,722	4.3%	$5,770	$4,652	24.0%
Percentage of revenue	6.6%	7.5%		7.2%	7.9%

Total Operating expenses	$8,270	$7,396	11.8%	$28,023	$20,839	34.5%
Percentage of revenue	30.3%	32.0%		35.1%	35.4%

Selling, General and Administrative Expenses (“SG&A”).  SG&A dollars increased for the three and nine months ended July 31, 2005.  However, as a percentage of revenue, SG&A varied only slightly from the prior year periods.  The dollar increase was due primarily to the following factors:

•                  Legal fees were ($426) and $360 for the three months ended July 31, 2005 and 2004, respectively, and $2,947 and $2,627 for the nine months ended July 31, 2005 and 2004, respectively.  The overall decrease for the three months ended July 31, 2005, compared to the same prior year period is primarily attributed to an $800 legal settlement related to the VendingData I litigation and a $1,471 reimbursement of certain legal fees pursuant to the terms of the patent purchase agreement with IGT.  This reimbursement was recorded as a reduction in legal fees.  See notes 2 and 11 for more details.   We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.  However, as a result of recent settlements of litigation, and in the absence of any new litigation, legal fees are expected to trend lower over the next few quarters.

•                  Fees related to our Sarbanes-Oxley 404 compliance project were $550 and $706 for the three and nine months ended July 31, 2005, respectively, compared to no expense in the same prior year periods.

•                  SG&A related to CARD were $882 and $2,687 for the three and nine months ended July 31, 2005, respectively, compared to $493 for the three and nine months ended July 31, 2004.

•                  SG&A related to Shuffle Up were $140 and $198 for the three and nine months ended July 31, 2005, respectively, compared to no expense in the same prior year periods.

•                  Amortization of restricted stock compensation was $180 and $486 for the three and nine months ended July 31, 2005, respectively, compared to $92 for both the three and nine months ended July 31, 2004.

•                  Payroll and related expenses, excluding CARD, increased approximately $760 and $1,728 for the three and nine months ended July 31, 2005, respectively, due to an increase in the number of employees.

Other SG&A increased proportionate to our business volume increase.

Research and Development Expenses (“R&D”).  Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development.  For both the three and nine months ended July 31, 2005, R&D increased primarily due to ITS product development.  Additionally, CARD products under development contributed $140 and $508 to the increase during the three and nine months ended July 31, 2005, respectively.

R&D includes amortization of our patents for products still under development.  Amortization related to the RFID patents was $153 and $651 for the three and nine months ended July 31, 2005, respectively.  In accordance with the Two-Party Agreement with IGT and the related sale of a 50% ownership interest in these RFID patents, the three and nine months ended July 31, 2005, were favorably impacted by an approximate $145 reduction in amortization expense.  This reduction will continue to have a favorable impact on future periods over the life of the RFID patents.

Going forward, we expect R&D to be in the range of approximately 6% to 7% of revenues.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2005	2004	Change	2005	2004	Change

Interest income	$512	$318	61.0%	$1,846	$600	207.7%
Interest expense	(664)	(531)	25.0%	(1,761)	(589)	199.0%
Amortization of debt issue costs	(239)	—	**	(721)	—	**
Foreign currency gain (loss)	138	(301)	**	190	(1,017)	**
Other	(38)	—	**	(39)	—	**
Total Other expense	$(291)	$(514)	(43.4)%	$(485)	$(1,006)	(51.8)%

**Not Meaningful.

For the nine months ended July 31, 2005, interest income includes $502 related to Federal income tax refunds for the years ended October 31, 2001, 2000 and 1999.  See “Income Taxes” below for a more detailed discussion.  Additionally, interest income increased as a result of a greater investment in interest bearing sales-type leases as of July 31, 2005.  For the three months ended July 31, 2005 and 2004, interest income related to sales-type leases was $249 and $136, respectively, and $672 and $332 for the nine months ended July 31, 2005 and 2004, respectively.

During the nine months ended July 31, 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703.

The increase in interest expense is primarily due to the issuance of $150,000 of contingent convertible senior notes due in April 2024 (the “Notes”).  A more detailed discussion of these Notes is included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective tax rates for continuing operations were 31.27% and 33.74% for the three and nine months ended July 31, 2005, respectively, compared to 35.0% for the three and nine months ended July 31, 2004.  The decline in our effective tax rate from the prior year periods is primarily attributed to a $386 fiscal 2004 tax provision to tax return true-up related to differences in estimated versus actual State income tax rates and Federal tax credits.  For the three and nine months ended July 31, 2005, the tax true-up resulted in declines in our effective tax rate of 3.3% and 1.2%, respectively.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.  We estimate that our annual effective tax rate will be approximately 34.0% to 34.5%.

During the nine months ended July 31, 2005 and 2004, we realized income tax benefits of $4,773 and $4,381, respectively, related to deductions for employee stock option exercises.  These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.  Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

During the nine months ended July 31, 2005, we received payment of Federal income tax refunds totaling $6,064 related to the years ended October 31, 2001, 2000 and 1999 which had been reflected as “Prepaid Income Taxes” on our fiscal year 2004 condensed consolidated balance sheet and as a result had no affect on our current provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Income from continuing operations	$8,051	$6,237	$20,959	$15,981
Basic earnings per share	$0.23	$0.18	$0.60	$0.44
Diluted earnings per share	$0.22	$0.17	$0.57	$0.42

Weighted average shares data:
Basic	35,048	34,614	35,093	36,359
Dilutive effect of options and restricted stock	1,269	1,434	1,417	1,360
Dilutive effect of contingent convertible notes	—	—	148	—
Diluted	36,317	36,048	36,658	37,719

Outstanding shares data:
Shares outstanding, beginning of period	35,171	34,275	34,958	37,073
Options exercised	65	198	788	1,218
Shares repurchased	(200)	(945)	(758)	(4,761)
CARD acquisition	—	1,151	—	1,151
Restricted stock issued	23	90	73	90
Other	—	—	(2)	(2)
Shares outstanding, end of period	35,059	34,769	35,059	34,769

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

SEGMENT OPERATING RESULTS

(Dollars in thousands, except per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products.  Utility Products includes our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products includes our Proprietary Table Games, Table Master products and Shuffle Up.  Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.  All periods presented have been reclassified to conform to our current reportable segments.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Utility Products segment revenue
Lease	$6,252	$4,966	$1,286	25.9%
Sales and service	10,282	7,079	3,203	45.2%
Total	$16,534	$12,045	$4,489	37.3%

Utility Products segment operating income	$9,358	$5,395	$3,963	73.5%
Utility Products segment operating margin	56.6%	44.8%

Shufflers installed base (end of quarter)
Lease units	4,944	3,941	1,003	25.5%

Sold units, inception-to-date
Beginning of quarter (includes CARD)	12,280	9,860	2,420	24.5%
Sold during quarter	731	582	149	25.6%
Less trade-ins and exchanges	(122)	(41)	(81)	197.6%
End of quarter	12,889	10,401	2,488	23.9%
Total installed base	17,833	14,342	3,491	24.3%

Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security.  Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers.  We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games.  In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue.  Our current shuffler product portfolio consists of 6 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers.  As of July 31, 2005 our shuffler installed base totaled 17,833 units, a 24.3% increase from 14,342 as of July 31, 2004.  Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements.  As a result, we expect to replace our older generation shufflers over time, while at the same time, increase the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper.  The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette.  During May 2005, we announced our first Easy Chipper orders, marking the first release of a new product developed by CARD since the acquisition.  During the three months ended July 31, 2005, we sold an additional 14 Easy Chipper units, which contributed approximately $375 in revenue.  Additionally, during the current quarter, we placed 8 Easy Chipper units on lease.

Our ITS products remain in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

For the three months ended July 31, 2005, Utility Products segment revenue increased 37.3%, compared to the same prior year period, primarily due to a 45.2% increase in Utility Products sales and service revenue.  Additionally, Utility Products lease revenue increased 25.9%, compared to the same prior year period.

The increase in Utility Products lease revenue for the three months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  An increase of 1,003 shuffler units on lease.

•                  Net shuffler lease additions, defined as installations less units removed or converted, totaled 176 units in the current quarter compared to 57 units in the same prior year period.

•                  Net shuffler lease additions were comprised primarily of additional placements of Deck Mate®, one2six and MD2™ shufflers.  Net shuffler lease additions include the conversion of 324 leased units to sold units in the current quarter and 162 leased units to sold units in the prior year quarter.  Current quarter shuffler conversions were comprised primarily of ACE® and MD-1 shufflers.  Prior year quarter shuffler conversions were comprised primarily of MD-1 shufflers.

The increase in Utility Products sales and service revenue for the three months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  An increase of 149 shuffler units sold from 582 to 731 and a 13.6% increase in the average shuffler sales price from $10,300 to $11,700.

•                  The increase in sold shuffler units was comprised primarily of additional sales of ACE, Deck Mate and MD2 shufflers of 114, 239 and 96, respectively, in the current quarter compared to 66, 68 and 17, respectively, in the prior year quarter.

•                  The percentage increase in shuffler sales and service revenue was greater than the percentage increase in shuffler units sold due to our product mix.  The three months ended July 31, 2005, included a greater percentage of sales of our higher-priced models, including the Deck Mate and MD2 shufflers.

Utility Products segment operating income for the three months ended July 31, 2005, increased 73.5% compared to the same prior year period, primarily due to greater volume.  Additionally, operating margin increased 11.8% from the same prior year period, primarily due to a reduction in legal fees related to the VendingData I legal settlement and the reimbursement of certain legal fees pursuant to the IGT patent purchase agreement.  The reduction in legal fees resulted in a 13.7% increase in operating margin for the current quarter.  As a percentage of revenue, the Utility Products operating margin increased primarily as a result of these legal items.  This increase was partially offset due to a larger percentage of one2six shuffler sales and Easy Chipper sales, which carry a lower gross margin due to amortization expense related to the acquired CARD products.  Amortization expense associated with the one2six shuffler and Easy Chipper was $768 for the three months ended July 31, 2005, compared to $619 for the same prior year period.

	Nine Months Ended July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Utility Products segment revenue
Lease	$17,437	$14,318	$3,119	21.8%
Sales and service	29,842	16,188	13,654	84.3%
Total	$47,279	$30,506	$16,773	55.0%

Utility Products segment operating income	$21,902	$13,763	$8,139	59.1%
Utility Products segment operating margin	46.3%	45.1%

Shufflers installed base (end of period)
Lease units	4,944	3,941	1,003	25.5%

Sold units, inception-to-date
Beginning of period (includes CARD)	11,151	9,108	2,043	22.4%
Sold during period	2,066	1,369	697	50.9%
Less trade-ins and exchanges	(328)	(76)	(252)	331.6%
End of period	12,889	10,401	2,488	23.9%
Total installed base	17,833	14,342	3,491	24.3%

For the nine months ended July 31, 2005, Utility Products segment revenue increased 55.0%, compared to the same prior year period, primarily due to a 84.3% increase in Utility Products sales and service revenue.  Additionally, Utility Products lease revenue increased 21.8%, compared to the same prior year period.  Additionally, during the nine months ended July 31, 2005, we sold 45 units of our Easy Chipper, which contributed approximately $1,188 in sales and service revenue, and we had net lease additions of 10 Easy Chipper units.

The increase in Utility Products lease revenue for the nine months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  An increase of 1,003 shuffler units on lease.

•                  Net shuffler lease additions totaled 806 units in the current period, compared to 357 units in the same prior year period.

•                  The increase in net shuffler lease additions was comprised primarily of additional placements of Deck Mate, one2six and MD2 shufflers.  Due to the timing of the CARD acquisition in May 2004, there were no placements of the one2six shuffler until the third quarter of fiscal 2004.  Net shuffler lease additions include the conversion of 704 leased units to sold units in the current period and 415 leased units to sold units in the prior year period.  Shuffler conversions for the current period were comprised primarily of ACE and Deck Mate shufflers and shuffler conversions for the same prior year period were comprised primarily of ACE and MD-1 shufflers.

The increase in Utility Products sales and service revenue for the nine months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  An increase of 697 shuffler units sold from 1,369 to 2,066 and a 16.8% increase in the average shuffler sales price from $10,100 to $11,800.

•                  The increase in sold shuffler units was comprised primarily of additional sales of ACE, Deck Mate, one2six and MD2 shufflers of 419, 568, 556 and 282, respectively, in the current period compared to 290, 223, 255 and 50, respectively, in the prior year period.

•                  The percentage increase in shuffler sales and service revenue was greater than the percentage increase in shuffler units sold due to our product mix.  The nine months ended July 31, 2005, included a greater percentage of sales of our higher-priced models, including the ACE, one2six, Deck Mate and MD2 shufflers.

Utility Products segment operating income for the nine months ended July 31, 2005, increased 59.1% compared to the same prior year period, primarily due to greater volume.  Additionally, operating margin increased 1.2% from the same prior year period, primarily due to a reduction in legal fees related to the VendingData I legal settlement and the reimbursement of certain legal fees pursuant to the IGT patent purchase agreement.  The reduction in legal fees resulted in a 4.8% increase in operating margin for the current nine month period.  This increase was partially offset by amortization expense related to the acquired CARD products.  Amortization expense associated with the one2six shuffler and the Easy Chipper was $2,001 for the nine months ended July 31, 2005, compared to $619 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases - Table games	$6,049	$6,289	$(240)	(3.8)%
Royalties and leases - Table Master	205	47	158	336.2%
Other	12	7	5	71.4%
Total royalties and leases	6,266	6,343	(77)	(1.2)%

Sales - Table games	3,562	4,538	(976)	(21.5)%
Sales - Table Master	766	65	701	1,078.5%
Service and other	63	84	(21)	(25.0)%
Total sales and service revenue	4,391	4,687	(296)	(6.3)%

Total Entertainment Products segment revenue	$10,657	$11,030	$(373)	(3.4)%

Entertainment Products segment operating income	$8,101	$8,657	$(556)	(6.4)%
Entertainment Products segment operating margin	76.0%	78.5%

Table games installed base (end of quarter)
Royalty units	2,863	2,875	(12)	(0.4)%

Sold units, inception-to-date
Beginning of quarter	633	178	455	255.6%
Sold during quarter	80	110	(30)	(27.3)%
Subtotal	713	288	425	147.6%
Total installed base	3,576	3,163	413	13.1%

Table Master installed base (end of quarter)
Lease units	31	5	26	520.0%

Sold units, inception-to-date
Beginning of quarter	25	17	8	47.1%
Sold during quarter	9	1	8	800.0%
Subtotal	34	18	16	88.9%
Total installed base	65	23	42	182.6%

Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations.  Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content.  We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content.  Our current table game portfolio consists of 14 revenue generating titles, including industry leading brands such as Three Card Poker, Let It Ride, Four Card Poker and Fortune Pai Gow Poker.  The majority of these games are licensed to our customers, which provides us with recurring revenue.  In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games.  As of July 31, 2005 our proprietary table game installed base totaled 3,576 games, a 13.1% increase from 3,163 games as of July 31, 2004.  Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition.  As a result, we expect to further increase the penetration of our content in the marketplace, as well as creating a longer-term replacement opportunity.

In late fiscal 2004, we expanded on the distribution of our proprietary table game content with the introduction of our Table Master product.  Table Master is a five station, electronic table game featuring a video screen with a virtual dealer who interacts with players.  In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue.  As of July 31, 2005 our Table Master installed base totaled approximately 65 units, a 182.6% increase from 23 units as of July 31, 2004.  Our growth strategy for Table Master is to position the product as a more cost effective way to offer lower stakes table games to our casino customers.  Additionally, our Table Master platform enables us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets.

In January 2005, through the formation of Shuffle Up, we broadened the distribution of our branded content and intellectual property outside of our traditional live table game offerings and more recently, Table Master, by developing live and broadcast tournament events and retail merchandise.  In June 2005, we commenced with our plans to host a Three Card Poker National ChampionshipTM offering participants the chance to compete for a one million dollar grand prize.  The tournament will consist of a series of regional tournaments, with the finals to be held in Las Vegas, NV in late November 2005.  Additionally, we have contracted with LMNO Productions to develop and produce a television program based on the tournament, which we expect will air in early calendar 2006.  Our long-term strategy through Shuffle Up is further development of additional distribution channels for our branded content and intellectual property, including “for fun” gaming activities on the internet, cellular phones, wireless hand held devices, board games and home computer games.

For the three months ended July 31, 2005, Entertainment Products segment revenue decreased 3.4%, compared to the same prior year period, primarily due to declines in table games royalty and lease revenue, and table games sales revenue, partially offset by increases in revenue related to our Table Master products.

The decrease in Entertainment Products royalty and lease revenue for the three months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  The conversion of Let It Ride® and Three Card Poker® royalty units to lifetime license sales, which both currently yield higher average monthly royalty rates than our more recent game introductions.

•                  A slight decrease in table game royalty units due to the conversion activity noted above, partially offset by increases in Four Card PokerTM and Fortune Pai Gow Poker, and the acquisition, in late June 2005, of 205 Bet the Set “21” table game royalty units.

•                  Additionally, the decrease in Entertainment Products royalty and lease revenue was partially offset by higher average monthly royalty rates for Three Card Poker, Four Card Poker and Fortune Pai Gow Poker, and 16 net lease additions of our Table Master products.

The decrease in Entertainment Products sales and service revenue for the three months ended July 31, 2005, compared to the same prior year period is primarily due to a decline in lifetime license sales of Let It Ride and Three Card Poker, partially offset by additional sales of our Table Master products which were 9 in the current quarter compared to 1 in the prior year period.

Entertainment Products segment operating income and operating margin for the three months ended July 31, 2005, decreased compared to the same prior year period.  The decreases were primarily attributed to lower lifetime license sales, in the current period, which typically have higher margins than our other Entertainment Products.  Additionally, our margins in the third quarter were impacted by introductory pricing discounts on some of our newer products.  Finally, our Table Master products have overall lower margins than our other table game products.

The declines in operating income and margin were partially offset by re-engineering and improvement costs related to the Table Master platform, which were incurred during fiscal 2004.

	Nine Months Ended July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases -Table games	$18,158	$17,401	$757	4.4%
Royalties and leases -Table Master	345	77	268	348.1%
Other	54	20	34	170.0%
Total royalties and leases	18,557	17,498	1,059	6.1%

Sales -Table games	11,893	9,681	2,212	22.8%
Sales -Table Master	1,692	272	1,420	522.1%
Service and other	217	814	(597)	(73.3)%
Total sales and service revenue	13,802	10,767	3,035	28.2%

Total Entertainment Products segment revenue	$32,359	$28,265	$4,094	14.5%

Entertainment Products segment operating income	$25,257	$22,012	$3,245	14.7%
Entertainment Products segment operating margin	78.1%	77.9%

Table games installed base (end of period)
Royalty units	2,863	2,875	(12)	(0.4)%

Sold units, inception-to-date
Beginning of period	365	72	293	406.9%
Sold during period	348	216	132	61.1%
Subtotal	713	288	425	147.6%
Total installed base	3,576	3,163	413	13.1%

Table Master installed base (end of period)
Lease units	31	5	26	520.0%

Sold units, inception-to-date
Beginning of period	15	6	9	150.0%
Sold during period	19	12	7	58.3%
Subtotal	34	18	16	88.9%
Total installed base	65	23	42	182.6%

For the nine months ended July 31, 2005, Entertainment Products segment revenue increased 14.5%, compared to the same prior year period, primarily due to a 28.2% increase in sales revenue related to both our table games and Table Master products.  Additionally, royalty and lease revenue increased 6.1%, compared to the same prior year period.

The increase in Entertainment Products royalty and lease revenue for the nine months ended July 31, 2005, compared to the same prior year period, primarily reflects:

•                  A full nine months of royalty revenue from the table games acquired from BTI in late February 2004.

•                  A higher average monthly royalty rate for Three Card Poker, Four Card Poker and Fortune Pai Gow Poker.

•                  Net lease additions of our Table Master products were 26 for the nine months ended July 31, 2005, compared to 3 in the prior year period.

•                  Table game royalty unit increases in Four Card Poker and Fortune Pai Gow Poker, and the acquisition, in late June 2005, of 205 Bet the Set “21” table game royalty units.

•                  The table game royalty unit increases noted above were offset by conversions of Let It Ride and Three Card Poker royalty units to lifetime license sales, which both currently yield higher average monthly royalty rates than our more recent game introductions.

The increase in Entertainment Products sales and service revenue for the nine months ended July 31, 2005, compared to same prior year period is primarily due to:

•                  348 lifetime license sales during the nine months ended July 31, 2005, compared to 216 lifetime license sales in the prior year period.

•                  Additional sales of our Table Master products which totaled 19 in the current period compared to 12 in the prior year period.

Entertainment Products segment operating income increased for the nine months ended July 31, 2005, compared to the same prior year period.  However, as a percentage of Entertainment Products segment revenue, operating margin remained consistent with the prior year period.  Operating margin was unfavorably impacted by amortization expense related to the BTI games which was $978 for the nine months ended July 31, 2005, compared to $368 for the same prior year period.  This unfavorable impact was partially offset by lower allocated manufacturing overhead and sales expenses in the current period, as these allocated expenses did not increase at the same rate as revenue.  Additionally, re-engineering and improvement costs related to the Table Master platform, which were incurred during fiscal 2004.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues	$31	$248	$191	$2,195

Income from operations before tax	$12	$92	$100	$77
Income tax expense	(4)	(32)	(34)	(27)
Net income from operations	8	60	66	50

Gain (loss) on sale of slot assets	—	(67)	2	3,306
One-time termination benefits, contract termination costs and other	—	(6)	—	(883)
Income tax (expense) benefit	—	26	(1)	(848)
Gain (loss) on sale of slot assets, net	—	(47)	1	1,575

Discontinued operations, net	$8	$13	$67	$1,625

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

LIQUIDITY

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2005	2004	(Decrease)	Change

Cash, cash equivalents, and investments	$52,058	$47,038	$5,020	10.7%
Working capital	$69,422	$65,671	$3,751	5.7%
Current ratio	4.6	6.2	(1.6)	(25.8)%

Cash flows.

Operating Activities – Significant items included in cash flows from operating activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Income from continuing operations	$20,959	$15,981	$4,978	31.1%
Non-cash items	9,389	6,286	3,103	49.4%
Income tax related items	11,129	2,354	8,775	372.8%
Investment in sales-type leases	(7,615)	(3,718)	(3,897)	104.8%
Other changes in operating assets and liabilities	(4,853)	398	(5,251)	(1,319.3)%
Slot-sale related items:
Discontinued operations, net of tax	67	1,625	(1,558)	(95.9)%
Gain from disposition of slot assets	—	(2,495)	2,495	(100.0)%
IGT accounts payable	—	(2,184)	2,184	(100.0)%
Cash flow provided by operating activities	$29,076	$18,247	$10,829	59.3%

•                  Non-cash items are comprised of depreciation and amortization, stock based compensation, provision for bad debts, and provision for inventory obsolescence.  The increase in non-cash items for the nine months ended July 31, 2005, is substantially due to amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively.  Amortization expense related to these products was $2,979 and $987 for the nine months ended July 31, 2005 and 2004, respectively.

•                  Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes.  During the nine months ended July 31, 2005, we received payment of Federal income tax refunds totaling $6,064 related to the years ended October 31, 2001, 2000 and 1999 which had been reflected as “Prepaid Income Taxes” on our fiscal year 2004 condensed consolidated balance sheet and as a result had no effect on our current provision for income taxes.

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

•                  Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities.  The increase in operating assets and liabilities for the nine months ended July 31, 2005, is primarily due to increased purchases of inventory for Easy Chipper and Table Master products.

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

Investing Activities – Significant items included in cash flows from investing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Net purchases of investments	$(489)	$(24,036)	$23,547	(98.0)%
Capital expenditures	(12,735)	(5,304)	(7,431)	140.1%
Business acquisition	—	(38,437)	38,437	(100.0)%
Security bonds posted with courts	(3,000)	(1,000)	(2,000)	200.0%
Net proceeds from patent sale	9,039	—	9,039	100.0%
Other	(402)	65	(467)	(718.5)%
Net proceeds from disposition of slot assets	—	8,858	(8,858)	(100.0)%
Cash flow used by investing activities	$(7,587)	$(59,854)	$52,267	(87.3)%

•                  Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.  The increase for the nine months ended July 31, 2005, is due primarily to the cash component and related due diligence costs of our purchase of RFID technology patents from ENPAT in December 2004.  See discussion of ENPAT note payable, under “Long-Term Liabilities.”

•                  Cash used for business acquisitions during the nine months ended July 31, 2004, includes $32,293, net of cash acquired, for our acquisition of CARD and $6,144 for our acquisition of BTI.  These amounts represent the cash component of each of these acquisitions.

•                  During the nine months ended July 31, 2005 and 2004, we posted security deposits of $3,000 and $1,000, respectively, related to preliminary injunctions that we were granted by certain judicial courts.

•                  Net proceeds of $9,039 from patent sale related to the Two-Party Agreement with IGT.  IGT paid us a non-refundable initial cash payment of $10,510 of which $1,471 is included as a reduction of legal fees in SG&A.

•                  Net proceeds from the disposition of slot assets reflect the sale of substantially all of our slot products to IGT in January 2004.

Financing Activities – Significant items included in cash flows from financing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2005	2004	(Decrease)	Change

Repurchases of common stock	$(20,821)	$(99,112)	$78,291	(79.0)%
Proceeds from stock option exercises, net	5,954	5,761	193	3.4%
Proceeds from issuance of Notes, net of costs	—	145,219	(145,219)	(100.0)%
Payments of long-term liabilities	(2,091)	—	(2,091)	100.0%
Other	—	(138)	138	(100.0)%
Cash flow (used) provided by financing activities	$(16,958)	$51,730	$(68,688)	(132.8)%

•                  During the nine months ended July 31, 2005, we repurchased 758 shares of our common stock at an average cost of $27.49 per share, compared to 4,760 shares of our common stock at an average price of $20.83 for the same prior year period.

•                  Our employees and directors exercised 788 options during the nine months ended July 31, 2005, at an average exercise price of $7.15 per share, compared to 1,218 options at an average exercise price of $4.82 per share during the same prior year period.

•                  During the nine months ended July 31, 2005, we made installment payments of $1,063 for the ENPAT note payable and $1,028 for BTI liabilities.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock.  Under our existing board authorizations, during the three and nine months ended July 31, 2005, we repurchased 200 and 758 shares of our common stock, respectively, for a total cost of $5,565 and $20,821, respectively, at an average price of $27.83 and $27.49, respectively.  As of July 31, 2005, $26,653 remained outstanding under our board authorizations.  During our fourth quarter through September 2, 2005, we have repurchased an additional 625 shares of our common stock for approximately $15,565 at an average price of $24.90 per share.  As of September 2, 2005, $11,088 remains outstanding under our board authorizations.  We cancel shares that we repurchase.

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

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under any of the following circumstances:

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

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009.  Amortization of debt issuance costs were $239 and $60 for the three months ended July 31, 2005 and 2004, respectively, and $721 and $66 for the nine months ended July 31, 2005 and 2004, respectively.  Unamortized debt issuance costs of $3,567 as of July 31, 2005, are included in other assets on the condensed consolidated balance sheets.

BTI liabilities.  In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000.  The balance of this liability as of July 31, 2005, was $6,588.

ENPAT note payable.  In December 2004, we purchased two RFID technology patents from ENPAT for $12,500.  The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non interest bearing annual installments through December 2007.   The balance as of July 31, 2005, of $8,410 represents the discounted present value of the future payments, including imputed interest of approximately $244.  Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

Note payable.  In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600.  The note bore interest at 2.0% annually and had a remaining principal balance of $250 at July 31, 2005.  This note was paid in full in August 2005.

Bet the Set “21” contingent consideration.  In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560.  The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560.

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

Allowances for bad debts.  Our accounts receivable and investment in sales-type lease balances are exposed to collection risk.  To provide for this risk, we record allowances for estimated bad debts or credit losses that could result from the inability of our customers to make required payments.  We estimate our bad debt allowances for both our accounts receivable and investment in sales-type leases based on historical experience and specific customer collection issues.  However, because we have less historical statistical data regarding loss rates for sales-type leases, and because of the longer-term nature of our sales-type leases, this estimate requires a greater level of judgment.  Changes in the financial condition of our customers could result in the adjustment upward or downward in our allowances for bad debts, with a corresponding impact to our operating results.

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

Interest rate risk. Our current investment portfolio primarily consists of fixed income and investment grade securities.  Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal.  Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk.  If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $264.

Contingent convertible senior notes.  We estimate that the fair value of our Notes as of July 31, 2005 is $163,875.  The fair value of our Notes is sensitive to changes in both our stock and interest rates.  Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $9,345.   Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $1,050.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          Not applicable

(b)         Not applicable

(c)          The following table provides monthly detail regarding our share repurchases during the three months ended July 31, 2005 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
May 1 - May 31	—	$—	—	$32,219
Jun 1 - Jun 30	—	$—	—	$32,219
Jul 1 - Jul 31	200	$27.83	200	$26,653
Total	200	$27.83	200

*                 In May 2005, our board authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration.  As of July 31, 2005, $26,653 remained outstanding under the May 2005 authorization.  Repurchases under all previous authorizations have been substantially completed.  Amounts represent remaining authorizations as of the period end date and do not include later authorizations.

ITEM 6.  EXHIBITS

10.1	Patent purchase agreement dated June 13, 2005, by and between International Game Technology and Shuffle Master, Inc. (request for confidential treatment filed with the SEC).
10.2

Product Development and Integration agreement dated June 13, 2005, by and among Shuffle Master, Inc., Progressive Gaming International Corporation and International Game Technology (request for confidential treatment filed with the SEC).

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

SHUFFLE MASTER, INC.
(Registrant)

Date: September 6, 2005

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard L. Baldwin
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)