Form 10-K
period 2005-10-31
SHUFFLE MASTER INC
filed 2006-02-27
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
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
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

If this report is annual or transition, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes ☐ No ☒

As of February 21, 2006, 34,722,157 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $825,257,716 based upon the last reported sale price of the Common Stock at that date by The NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 27, 2006 ("Fiscal 2005 Proxy Statement") to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2005

TABLE OF CONTENTS

PART I
(Dollars in thousands, except per share amounts)

ITEM 1. BUSINESS

OUR IDENTITY

We are a gaming supply company that specializes in providing our casino customers Utility Products, including automatic card shufflers, intelligent table system components, and roulette chip sorters, to improve our casino customers' profitability, productivity and security, and Entertainment Products, including proprietary table games and Table Master games, to expand our casino customers' gaming entertainment content. As of October 31, 2005, we had an installed unit base of approximately 18,589 shufflers and approximately 3,681 table games. Installed base is the sum of the product units under lease or license agreements and inception-to-date sold units. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insights into potential markets for service and next generation products. Some sold units may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units currently in use.

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

We group our product offerings into two business segments, summarized as follows:

•
Utility Products. Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provide us with recurring revenue. Automatic shufflers increase table game productivity and security which results in increased profitability for the casinos and other table game operators. We also offer chip sorting products that simplify the handling of gaming chips on high volume chip tables such as Roulette. Additionally, we have acquired or are developing products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability. To enhance our intelligent table system product offerings, we entered into a worldwide product integration agreement with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC") to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies.

•
Entertainment Products. Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers' table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop or acquire and market a broad range of proprietary table game entertainment content to casinos and other licensed operators. Products in this segment include our traditional live proprietary poker based, baccarat, pai gow poker and blackjack table games. The majority of these products are licensed to our customers, which provides us with recurring revenue. We also produce and distribute Table Master™, an electronic version of a card table game which features a video screen with a virtual video dealer who interacts with players on each of five included betting stations. Table Master includes a video tabletop that displays players' cards, plays and bets and uses a player-activated button panel that simulates the player options of a live table game. Products in this segment focus on cost-effectively delivering to casinos and other licensed operators popular table game content on either live table or multi-player video platforms. In January 2005, we formed Shuffle Up Productions™, Inc. ("Shuffle Up") to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings.

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line
	2005	2004	2003
Utility Products:
Shufflers	55.6%	52.9%	56.4%
Chippers	2.6%	*	*
Intelligent Table System and Bloodhound	*	*	*
Entertainment Products:
Proprietary Table Games	35.4%	44.4%	42.2%
Table Master	4.3%	1.2%	*
Rapid Roulette	1.0%	*	*
Other revenue	*	*	*

	100.0%	100.0%	100.0%

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

•
To market our next generation chip sorting device, the Easy Chipper® and the Intelligent Chip Tree™ chip tracking device to simplify the process of handling gaming chips and accurately track chip volume and value for our casino and other customers in their table game operations;

•
To enhance our Intelligent Table System product offerings and increase our market share through the contribution of our shuffler and intelligent shoe products pursuant to our worldwide product integration agreement with IGT and PGIC. This alliance is designed to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies;

•
To broaden our Entertainment Products segment by developing or acquiring additional table game content to increase our penetration of casino customers' table game operations;

•
To market our Table Master multi-player video table game platform to provide a cost-effective brand extension of our proprietary table game content to existing casino or new racino customers (race tracks that also offer slot games) and to explore other venues in which the platform could be reasonably modified to fulfill market demands;

•
To further leverage our intellectual property and develop live and broadcast tournament events as well as merchandise through Shuffle Up;

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

OUR UTILITY PRODUCTS SEGMENT

Since our founding, we have developed and marketed products that increase the productivity, security and operating profits of the table game operations of our casino and other customers. Our automatic card shufflers were the first such product. We expect to soon add additional modules, such as our automated Bloodhound products, to our Intelligent Table System (described below), now under development, and we have added our chip sorting and tracking devices to this product segment. We believe that our casino and other customers are seeking to increase the operating returns of their table game operations. By introducing a combination of technologies our Utility Products increase the profitability, productivity and security for casino and other customers in their table game operations.

 Our Shuffler Products.    We currently market a complete range of shufflers, including both batch and continuous shufflers. Single deck shufflers are generally used on proprietary table games such as our own Let It Ride® and Three Card Poker® games. Multi-deck shufflers, which include continuous and batch versions, are most commonly used in multi-deck blackjack and mini-baccarat table games. Additionally, we offer a single deck/double deck shuffler, the Deck Mate®, for use on live stakes poker tables and single or double deck table games.

Our shufflers significantly reduce the opportunity for card manipulation by dealers, resulting in increased security. By allowing cards to be shuffled continuously or in frequent batches, our shufflers reduce or eliminate card counting and shuffle tracking. Because our shufflers shuffle one or more decks while a game is being played, down-time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and win for the casino.

Our existing shuffler products, in no particular order, are the following:

ACE®
A single deck shuffler using an innovative card distribution mechanism and sophisticated software featuring random number algorithms and movements to shuffle cards and form hands or groups of cards. The ACE was introduced in January 1999.

Deck Mate®
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
one2six™
A shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. Acquired as part of the acquisition of CARD in May 2004, the one2six shuffler was first introduced internationally in 2002.
MD1™	A multi-deck batch shuffler that shuffles from two to eight decks, used primarily for multiple deck blackjack or mini-baccarat games. The MD1 was introduced in late fiscal 1994.
MD2®
Our next generation multi-deck batch shuffler that is faster and quieter and has a more aesthetically pleasing profile and shuffles from two to eight decks. The MD2 also includes the optional feature of optical card recognition. This enhanced security feature identifies each and every card to verify that the deck or group of decks are intact and integrates with our Intelligent Table System (discussed below). Additionally, the MD2 can operate as a stand-alone workstation that provides back-of-house deck checking and verification. The MD2 was introduced in September 2003.

 Our Chip Sorting Machine Products.    As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on tables with high chip volume, such as Roulette.

Easy Chipper®
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

 Our Other Utility Products.    We have acquired or are developing technology to enable casinos and others to track and analyze play on their table games. This technology combines computer software and hardware, Radio Frequency Identification ("RFID") and the optical card reading features of our next generation of shufflers.

Our other Utility Products are the following:

Intelligent Table System™
This system is currently under joint development with IGT and PGIC and will be a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies.

Under the terms of the arrangement, we will provide automatic card shufflers, card reading intelligent shoes, card and chip sorters, and verifiers. IGT will provide back-end table gaming management systems including player tracking, patron loyalty and rewards, as well as bonusing applications. PGIC will provide RFID bet recognition, automated gaming chip tracking and payoff recognition. Each company will cooperatively interface their respective products into a combined product offering known as the Intelligent Table System. Additionally, the arrangement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of player activity.
Bloodhound®
In conjunction with our Intelligent Table System products, we are developing a software product that will automatically gather data and enable casinos to track table game players more efficiently and accurately. On February 1, 2006, ownership of the non-automated version of Bloodhound reverted to Casino Software and Services, LLC.

 Customers and Marketing.    We market our Utility Products to legal casinos and other gaming establishments around the world with our direct domestic and international sales force and several international distributors.

Our products and the locations in which we may sell are subject to the licensing and product approval requirements of various national, state, provincial, or tribal jurisdictional agencies that regulate gaming around the world (see additional discussion under "Gaming Regulation"). We sell and lease our Utility Products. When we lease our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer.

Historically, we marketed our shufflers in the table game areas of the casino. With the commercialization of the Deck Mate shuffler, we have extended the market for shufflers into casino poker rooms and single deck or double deck blackjack tables. As a result, we now market a full line of shufflers to accommodate virtually all of our customer's shuffler needs.

 Competition.    We compete with other gaming and entertainment products for space on the casino customer's floor, as well as for our customer's capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are IGT, Alliance Gaming Corporation, WMS Industries, Inc., and Aristocrat Leisure Limited.

We also compete with VendingData Corporation, a U.S. company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™ and more recently their single deck shuffler, the Poker One™. Historically, VendingData Corporation has attempted to compete with our shuffler products on the basis of price. We compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future.

With respect to our recently-introduced Easy Chipper product, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ Plus™, sold by TCS John Huxley.

 Product Supply.    We obtain most of the parts for our Utility Products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service employees. Our one2six and Easy Chipper products are manufactured by a subcontract manufacturer, located in Salzburg, Austria, who also inventories and ships these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

 Research and Development.    We employ a staff of electrical, mechanical and software engineers to support, improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and products related to our automated Bloodhound software and the Intelligent Table System and to explore other potential table-related products. We perform the majority of our domestic research and development ourselves. We also use a foreign, third party developer for certain of our international product offerings.

OUR ENTERTAINMENT PRODUCTS SEGMENT

        Our Entertainment Products segment includes our proprietary table games and our Table Master multi-player video platform. The products in this segment include proprietary table game content that is delivered on different live-dealt and electronic platforms.

Our existing proprietary table games, in no particular order, are the following:

Premium Games
Let It Ride®
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
Let It Ride Bonus®
The Let It Ride Bonus game provides a format that adds a bonus bet and pay table bonuses to the basic Let it Ride table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Additionally, we now offer a 3 Card Bonus™ side bet which rewards players if their first three cards are a pair or better. This wager is made at the beginning of the game when the standard and Let It Ride Bonus wagers are placed.

Three Card Poker®
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
Crazy 4 Poker®
Players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet. Players may "triple down" against the dealer when their hand contains a pair of Aces or higher, providing high game volatility.
Ultimate Texas Hold'em™
Players receive two hole cards that will be combined with five community cards to make their best five-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet that pays odds if the player's final five-card hand is a three-of-a-kind or higher and players have the option to check through the river.
Mississippi Stud™
Players receive two cards that will be combined with three community cards to make a five-card poker hand. The players compete against a paytable rather than the dealer and win if their hand is a pair of 6s or better.
Casino War®
Players make a wager and if their card is higher than the dealer's card, they win even money. If a player's card matches the dealer's card, they are at war and can either quit play by surrendering half of their wager or can continue to play by going to war. If the player chooses to go to war, both the player and the dealer match the original wager and receive another card. The highest card wins the hand.
Side Bet Games
Fortune Pai Gow Poker®
Fortune Pai Gow Poker is an optional bonus bet that considers the best hand possible among the player's seven cards. Players may bet any amount within table limits; however, a Fortune bet of at least $5 qualifies them for Envy Bonus payouts. Players win the Envy Bonus when someone else at the table receives a four of a kind or higher.
Royal Match 21™
Royal Match 21 is an optional bonus bet for blackjack that considers the first two cards the player receives. If the cards are the same suit or a Royal Match (a King and Queen in suit), the player wins. An optional Crown Treasure bonus wager may be made which awards the player if they and the dealer each receive a Royal Match.
Bet the Set "21"™	Bet the Set "21" is an optional bonus bet for blackjack that considers the first two cards the player receives. If the player's first two cards are a pair or a suited pair, the player wins.
Fortune Blackjack™	Fortune Blackjack is an optional bonus bet for blackjack that considers the first two cards the player receives. If the player's first two cards total 20 or 21, the player wins.
Dragon Bonus®	Dragon Bonus is an optional bonus bet for baccarat where players win when their selected hand is a natural winner or wins by at least four points.

Progressive Jackpot Pai Gow Poker™
Progressive Jackpot Pai Gow Poker combines the thrill of a progressive wager with the excitement of traditional pai gow poker. This dynamic combination gives players the opportunity to win all or part of the progressive jackpot with just a $1 side bet. To begin each round, players make their standard pai gow wagers and a Progressive Jackpot wager. The dealer then follows house rules for traditional pai gow poker. Players win all or part of the Progressive Jackpot when their hand contains a natural four-of-a-kind or three Aces and a Joker, or better. Players are paid once the winning hand and the jackpot amount is verified. The game is also available in a non-progressive version, Jackpot Pai Gow Poker™, which considers a player's best five-card or "high" hand. The Jackpot wager is made in addition to the standard pai gow wager and wins or loses regardless of whether the traditional bet wins, loses or pushes.

We are continuously developing new table games and have numerous other games in various stages of development to complement our existing offerings and to extend our penetration of the proprietary table game market.

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

Table Master™
The Table Master unit is an electronic version of a card table game which features a video screen that projects a virtual video dealer who interacts with players on each of five included betting stations. The unit also possesses a video tabletop that virtually shows player cards, play and bets and uses a player-activated button panel that simulates the player options of a live table game.

Important features of this product include the ability to offer our table game content without a live dealer and the ease of cost-efficient conversion to different table game content. We acquired this platform as part of our acquisition of certain assets and intellectual property from Sega Gaming Technology, Inc. ("Sega") in April 2003. In the future, we may develop new gaming products from the other multi-player games acquired from Sega under the Table Master brand name.

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

We typically market our table games directly to casinos by licensing the games for a monthly fixed fee. In fiscal 2003, we began selling lifetime licenses of our table games such as Let It Ride and more recently, Three Card Poker. We also lease our table games in international jurisdictions.

 Competition.    We compete with other gaming and entertainment products for space on the casino customer's floor, as well as for our customer's capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are IGT, Alliance Gaming Corporation, WMS Industries, Inc., and Aristocrat Leisure Limited.

The market for live table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors' widely known proprietary table game titles include PGIC's Caribbean Stud® and Texas Hold'em Bonus, Galaxy Gaming's Lucky Ladies™ and Masque Publishing's Spanish 21®, among others.

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

There are also numerous other companies that manufacture and/or sell multi-player games, which are similar to our Table Master product. These companies include, but are not limited to, Stargames Corporation Pty Limited (additional information regarding our acquisition of Stargames Corporation Pty Limited is included in Note 18 to our consolidated financial statements), Elektroncek, (also known as Interblock), PokerTek, Inc. and TableMAX Holdings.

 Product Supply.    We obtain most of the parts for our Entertainment Products from outside suppliers, including table game felts, signs, and accessories, as well as components for our side bet systems. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service employees. Our Table Master units are manufactured by a subcontract manufacturer who also inventories and ships this product. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

 Research and Development.    Our primary Entertainment Product research and development efforts have involved re-engineering and improving the Table Master multi-player platform. This development work involved re-engineering the Table Master cabinet, betting stations and electronics as well as improving video quality and game interface options. Several games are currently available on Table Master including Three Card Poker, Let It Ride Bonus with Three Card Bonus, Dragon Bonus Baccarat and Royal Match 21 Blackjack, and we are continually developing software to allow our other proprietary table games to operate on this platform.

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

 Patents.    We own numerous United States and international patents related to our products and methods, related to future products that have not yet been introduced, related to potential product modifications and improvements and related to products we have sold or licensed to others. These patents include internally developed, purchased and licensed patents. In fiscal 2005, we purchased a number of patents to expand our base of proprietary table games, and sold a part interest in our chip detection equipment and methods to IGT. Most of the patents we own have a life of 20 years from the filing date of the patent application and none of our patents will expire before 2007. A majority of our patents expire on or after 2010. The patents which expire in 2007 are no longer important to our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued or that the patents we currently hold or have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

 Trademarks.    We own numerous United States and international trademark registrations and common law trademarks. The marks include: Shuffle Master, Inc®, the Shuffle Master fanned card logo, Shuffle Master Gaming®, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker® and design, Four Card Poker and design®, Crazy 4 Poker®, Fortune Pai Gow Poker®, Royal Match 21™, Casino War®, 6 1/2 Card Poker™, Big Raise Hold "Em®, 6 Card Poker®, Dakota Stud®, Dragon Bonus®, Jack Magic®, Single 21 and design®, Table Master™, ACE®, King®, Deck Mate®, MD2®, one2six™, Easy Chipper®, Bloodhound® and Intelligent Table System™. We also use a number of licensed trademarks with the permission of the owners. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners. We also have numerous pending U.S. and foreign trademark applications. We have not only aggressively sought protection of our current product names and other trademarks, but have also sought protection for a number of names we plan to use in the future.

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

In addition, when we license our products to our customers, we also license the right to use our intellectual property. We typically earn license royalties on a fixed or unit basis and on a lifetime or periodic basis. We do not license our shuffler or table game intellectual property for their use in shuffler or table game products. In March 2002, the previous owner of the RFID patents granted a non-exclusive license to use RFID technology to PGIC (formerly Mikohn Gaming Corp.).

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

 Product-Related Agreement.    We are party to certain cross-licensing agreements. Under these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we receive from these agreements are material to our results of operations.

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

GAMING REGULATION

 Overview.    We are subject to a wide range of complex gaming laws and regulations in over 200 jurisdictions, both foreign and domestic, in which we are licensed or have applications pending. Jurisdictions require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships, and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approval, and processes related to findings of suitability, qualifications or licensure of the Company, our products, key personnel, and certain shareholders can be lengthy and expensive.

 General Regulatory Licensing and Approvals.    We intend to maintain our existing licenses and to seek the necessary licenses, approvals, qualifications and findings of suitability for us, our products and our management personnel in new jurisdictions where we anticipate sales opportunities. We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals, qualifications or findings of suitability will be obtained or that our existing licenses will not be revoked, suspended or conditioned. If a license, approval, qualification or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, qualification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction or may be required to provide our products through other licensed entities at a reduced profit to us. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

We are licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator in Nevada. We are a gaming-related casino service industry licensee in New Jersey and hold supplier, manufacturer and distributor licenses in numerous other jurisdictions throughout North America and elsewhere. Due to variations in jurisdictional regulatory transaction reporting, as well as manufacturer, distributor, and product licensing requirements, only the specifics of Nevada gaming law requirements are provided below as being representative of gaming regulations to which we are subject in other jurisdictions.

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

The Nevada Commission may also, in its discretion, require any other holders of our equity securities or any holders of our debt securities to file applications, be investigated and be found suitable to own our debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Commission, we: (i) pay to the unsuitable person any dividends, interest or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with such securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

We may not make certain public offerings of our securities without the prior approval of the Nevada Commission. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

On December 22, 2005, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval by the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

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

Utility Products—We have obtained approvals for our shuffler products, excluding developmental models, in all gaming markets in North America where casino and poker gaming is legalized. We have also received or filed (directly or through our international distributors) for approval of our shuffler products and related software in additional international jurisdictions where required. Our shufflers and related software are typically classified and approved as associated equipment or as gaming equipment, depending on the particular jurisdiction and their regulations. Associated equipment is equipment that is not classified as a gaming device or gaming equipment but, which due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although the classifications of shufflers vary among jurisdictions, most, if not all, jurisdictions require specific hardware and software approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment.

Entertainment Products—Our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker, Big Raise Hold'em, Fortune Pai Gow Poker, and Royal Match 21 are approved in most jurisdictions in North America, with additional approvals expected throughout fiscal 2006. We intend to submit Raise It Up™ to regulatory laboratories for approvals in the first quarter of fiscal 2006 and expect approval in certain jurisdictions in the second quarter. Similar approvals will be required for any future table games and related equipment.

Our Table Master multi-player video table game unit with blackjack was first submitted for regulatory testing in the third quarter of fiscal 2004 and is currently approved in multiple jurisdictions. Additionally, our Table Master unit with Three Card Poker and Let It Ride Bonus was approved in certain jurisdictions in fiscal 2005. We will continue to submit Table Master with other proprietary games to various regulatory laboratories for testing during fiscal 2006.

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

 Research and Development Costs.    Because we believe that one of our strengths is identifying new product opportunities and developing new products, we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses for continuing operations were $7,784, $6,185 and $4,183 in fiscal 2005, 2004, and 2003, respectively.

 Significant Customer Sales, Foreign Sales and Foreign Assets.    For the years ended October 31, 2005, 2004 and 2003, sales to customers outside the United States accounted for 23%, 23%, and 17%, respectively, of consolidated revenue. At October 31, 2005, no single customer's balance exceeded 10% of our trade accounts receivable, net. One U.S. customer accounted for approximately 11% of our investment in sales-type leases and notes receivable. At October 31, 2005, no individual customer accounted for more than 10% of consolidated revenue. As of October 31, 2005, approximately 54% of our long-lived assets, primarily acquired intangible assets, were outside the United States. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 16 to our consolidated financial statements.

 Seasonality and Business Fluctuations.    Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our product and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

 Employees.    As of October 31, 2005, we had approximately 320 employees. We are not subject to any collective bargaining agreement and we believe that our employee relations are good.

 Ameranth Wireless.    In August 2005, we entered into a strategic alliance with Ameranth Wireless, Inc. to promote and distribute Ameranth's poker-room management products throughout the world. Under the terms of the agreement, Ameranth will develop a software interface between our Deck Mate® poker shuffler and Ameranth's poker-room products to provide poker-room operators broader functionality and a more robust total solution.

 Stargames.    As discussed in Note 18 to our consolidated financial statements, on November 15, 2005, in Sydney, Australia (which was November 14, 2005 in the United States) we announced that through our wholly-owned indirect Australian subsidiary, Shuffle Master Australasia Pty Ltd, we submitted formal takeover offer documents to the Australian Securities and Investments Commission outlining our intent to purchase for cash all of the outstanding shares of Stargames Limited ("Stargames"), a public company traded on the Australian Stock Exchange, for AU$1.55 (approximately US$1.14) per share.

On February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. We will begin consolidating Stargames' operating results as of February 1, 2006, and have begun the compulsory acquisition process to obtain all remaining shares, a process which we anticipate will take approximately 40 days. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan's maturity. For additional information on the bridge financing see Note 2 and Note 18 to our consolidated financial statements.

Stargames is based in Sydney, Australia and develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Its product offerings include Rapid Table Games™, Vegas Star® Multi-Terminal Gaming Machines, and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. The Rapid series of games, which we already distribute in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo® and Rapid Big Wheel®. Vegas Star® Multi-Terminal Gaming Machines feature animated dealers and a selection of public domain table games. The Vegas Star® Nova line utilizes Stargames existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. Stargames has approximately 190 employees including 80 in design and development.

Additional information regarding our completed acquisitions is included in Note 3 to our consolidated financial statements. Additional information regarding our acquisition of Stargames is included in Note 18 to our consolidated financial statements.

 Sona Mobile.    In January 2006, we entered into a strategic alliance with Sona Mobile, Inc. ("Sona") to license, develop, distribute and market "in-casino" wireless handheld gaming content and delivery systems to casinos throughout the world. Under the terms of the agreement, Sona will develop a Shuffle Master-branded wireless gaming platform for in-casino use that will feature handheld versions of our proprietary table game content as well as other popular public-domain casino games. Our and Sona's ability to proceed with such "in-casino" wireless gaming is subject to approvals by the relevant regulatory and legislative authorities.

ITEM 1A. FORWARD LOOKING STATEMENTS AND RISK FACTORS

There are statements herein which are forward-looking statements that are based on management's beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management's current beliefs and expectations about future events, as well as on assumptions made by and information available to management. These forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "might," "may," "could," "will" and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements.

Forward-looking statements reflect and are subject to risks and uncertainties that could cause actual results to differ materially from expectations. Risk factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

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

•
regulatory and jurisdictional issues (e.g., technical requirements and changes, delays in obtaining necessary approvals, or changes in a jurisdiction's regulatory scheme or approach, etc.) involving us and our products specifically or the gaming industry in general;

•
general and casino industry economic conditions;

•
the financial health of our casino and distributor customers, suppliers and distributors, both nationally and internationally;

•
our ability to meet debt service obligations and to refinance our indebtedness, including our senior convertible notes and our bridge loan, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control;

•
various risks related to our customers' operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations; and

•
our ability to successfully and economically integrate the operations of any acquired companies, such as Stargames.

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and current reports on Form 8-K. We urge you to carefully read the following discussion of specific risks and uncertainties that could affect our business. These include, but are not limited to, the following:

Our intellectual property may be infringed or misappropriated or subject to claims of infringement or invalidity.

We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our intellectual property may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have numerous patents and trademarks, and utilize patent protection in the U.S. relating to certain existing and proposed processes and products. We cannot assure you that all of our existing patents are valid or will continue to be valid, or that any pending patent applications will be approved. Our competitors have in the past challenged, are currently challenging, and may in the future challenge the validity or enforceability of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We cannot assure you that competitors will not infringe on any of our patents. Further, we cannot assure you that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

We also face the risk that we have infringed third parties' intellectual property rights. For example, our competitors in both the U.S. and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies, have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products.

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making, and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making, and may in the future make, claims of infringement against us or against our licensees or manufacturers in connection with their use of our technology. For information on Legal Proceedings, see Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended October 31, 2005. As discussed in Note 17 to our consolidated financial statements for the fiscal year ended October 31, 2005, we are currently in litigation over various intellectual property matters. Any claims, even those made by third parties which are without merit, could:

  •
  be expensive and time consuming to defend;

  •
  cause one or more of our patents to be ruled or rendered unenforceable or invalid;

  •
  cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

  •
  require us to redesign, reengineer or rebrand our products, if feasible;

  •
  divert management's attention and resources; or

  •
  require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, process or component.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful challenge to or invalidation of one of our patents or trademarks, or a successful claim of infringement against us or one of our licensees in connection with its use of our technology, could adversely affect our business.

The gaming industry is highly regulated, and we must adhere to various regulations and maintain our licenses to continue our operations.

Our products are subject to extensive regulation under the laws, rules and regulations of the jurisdictions where they are used. We will also become subject to regulation in any other jurisdiction where our customers operate in the future. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in gaming operations, including makers of gaming equipment such as ourselves. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a summary of gaming regulations that affect our business, see "Gaming Regulation" in Item 1 of this Annual Report on Form 10-K for the year ended October 31, 2005.

In addition, legislative and regulatory changes may affect the demand for our products. Such changes could affect us in a variety of ways, including the introduction of limitations on our products or opportunities for the use of our products, and the fostering of competitive games or technologies at our or our customers' expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to slot machines, and substantial changes in those regulations may adversely affect demand for our products. We cannot assure you that changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction would not have a material adverse effect on our existing and proposed foreign and domestic operations. Our business will also suffer if our products became obsolete due to changes in laws or regulations or the regulatory framework.

Litigation may subject us to significant legal expenses and liability.

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights. For information on our current material litigation and our current assessments, see Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended October 31, 2005. As discussed in Note 17 to our consolidated financial statements for the fiscal year ended October 31, 2005, we are currently in litigation over various intellectual property matters. Our current assessment of each matter may change based on future unknown or unexpected events. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position.

Our products currently in development may not achieve commercial success.

A number of our products are in various stages of development. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce and market new products and improvements to our existing products. As a result, we expect, as needed, to continue to make a significant investment in product development. Our development of products is dependent on factors such as reaching definitive agreements with third parties and obtaining requisite governmental approvals.

Future technological advances in the gaming products industry may result in the availability of new products (or increase the efficiency of existing products). If a technology becomes available that is more cost-effective or creates a superior product, we may be unable to access such technology or its use may involve substantial capital expenditures which we may be unable to finance. We cannot assure you that existing, proposed or as yet undeveloped technologies will not render our technology less profitable or less viable, or that we will have available the financial and other resources to compete effectively against companies possessing such technologies.

While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available. We cannot assure you that these products will prove to be commercially viable, or that we will be able to obtain the various gaming licenses necessary to distribute them to our customers. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could materially adversely affect our success and our ability to satisfy our obligations with respect to our indebtedness, including the notes. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot assure you that we will be able to adapt to such technological changes or offer such products on a timely basis or establish or maintain a competitive position.

We compete in a single industry, and our business would suffer if our products become obsolete or demand for them decreases.

We derive substantially all of our revenues from the sale, lease, licensing and other financing arrangements of products for the gaming industry. Our business would suffer if the gaming industry in general, and table games in particular, suffered a downturn or loss in popularity, if our products became obsolete or if use of our products decreased. Our operating lease agreements with our customers are typically month-to-month leases and provide that they can be terminated upon 30 days' prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, and problems, defects or dissatisfaction with our products could cause us to lose customers or our revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological changes and advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, including the senior notes, will be materially adversely affected.

We operate in a very competitive business environment.

There is intense competition in the gaming products industry. The development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have a negative impact on our business in that market.

In general, we compete with other gaming and entertainment products for space on the casino customer's floor, as well as for our customer's capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are IGT, Alliance Gaming Corporation, WMS Industries, Inc., and Aristocrat Leisure Limited.

In the Utility Products segment, we compete with VendingData Corporation, a U.S. company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™ and more recently their single deck shuffler, the Poker One™. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future. With respect to our recently-introduced Easy Chipper product, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ Plus™, sold by TCS John Huxley.

In our Entertainment Products segment, the market for live table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors' widely known proprietary table game titles include PGIC's Caribbean Stud® and Texas Hold'em Bonus™, Galaxy Gaming's Lucky Ladies™ and Masque Publishing's Spanish 21®, among others. Competition in the table game market is typically on the basis of price, brand recognition, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products. In the future, table game competitors could market table games that might displace our products. There are also numerous other companies that manufacture and/or sell multi-player games, which are similar to our Table Master product. These companies include, but are not limited to, Stargames Corporation Pty Limited (additional information regarding our acquisition of Stargames Corporation Pty Limited is included in Note 18 to our consolidated financial statements), Elektroncek, (also known as Interblock), PokerTek, Inc. and TableMAX Holdings.

With respect to our efforts to develop the player tracking and data gathering technologies of our Intelligent Table System, we believe that several existing gaming companies are working to develop similar competitive technologies. These companies, or others, may own intellectual property that is either superior to ours, has priority over ours or prevents us from marketing our Intelligent Table System without a license arrangement concerning such intellectual property. We cannot assure you that we will be able to compete effectively in this market, or that our competitors will not develop superior technologies or products.

If we do not retain our key personnel and attract and retain other highly skilled employees our business may suffer.

If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel and on our key employees. Our employment contracts with our corporate officers and certain other key employees are primarily "at will" employment agreements, under which the employee or we may terminate employment. If any of these persons were to leave our company it could be difficult to replace them, and our business could be harmed. We do not have key-man life insurance.

Our success also depends on our ability to recruit, retain and motivate highly skilled service, sales, marketing and engineering personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel.

A downturn in general economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, could harm the health of casino operators and our other customers, and consequently result in fewer customers purchasing or leasing our products, which would adversely affect our revenues.

Acts of terrorism as well as other factors affecting discretionary consumer spending and travel, have impacted our industry and may harm our operating results.

The terrorist attacks of September 11, 2001 and other recent terrorist incidents have had a significant impact on the travel, tourism and gaming industries in which our customers operate. The significant reduction in both business and leisure travel following the September 11th event significantly reduced patronage of or visits to our customers' properties, particularly in Las Vegas, with the result that many of our customers' operating results declined significantly. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations. Future acts of terror or hostilities may again reduce our customers' guests' willingness to travel, with the result that our customers' operations will suffer, which could have an impact on our operating results.

Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe and Australasia, accounted for approximately 23% of our consolidated revenue in fiscal 2005. We expect the percentage of our international sales to increase in fiscal 2006 and thereafter due to our acquisition of CARD in May 2004 and our acquisition of Stargames Limited in Australia effective February 1, 2006. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in foreign currency exchange rates;

  •
  exchange controls;

  •
  changes in regulatory requirements;

  •
  changes in a specific country's or region's political or economic conditions;

  •
  tariffs, other trade protection measures and import or export licensing requirements;

  •
  potentially negative consequences from changes in tax laws;

  •
  difficulty in staffing and managing widespread operations;

  •
  changing labor regulations;

  •
  requirements relating to withholding taxes on remittances and other payments by subsidiaries;

  •
  different regimes controlling the protection of our intellectual property;

  •
  restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and

  •
  restrictions on our ability to repatriate dividends from our subsidiaries.

Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations.

Fluctuations in the value of the U.S. dollar, the Euro or the Australian dollar may adversely affect our results of operations. Because our financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings.

We could face considerable business and financial risk in implementing acquisitions.

As part of our overall growth strategy, we have in the past acquired, and will continue to seek to acquire, complementary products, assets and businesses. We regularly engage in discussions with respect to and investigate possible acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities and an increase in amortization expenses, which could have a material adverse effect upon our business, financial condition and results of operations.

The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all or that any future acquisition will work out as we expect.

Our acquisition of CARD and Stargames, and any other future potential acquisitions, may not produce the revenues, earnings or business synergies that we anticipate, and the acquisition of Stargames may not perform as expected for a variety of reasons, including:

  •
  difficulties in the integration of the operations, technologies, products and personnel, including those caused by national, geographic and cultural differences;

  •
  risks of entering markets in which we have no or limited prior experience;

  •
  difficulties in the use, development or sale of intellectual property or future or present products;

  •
  potential loss of employees;

  •
  currency fluctuations or changes in exchange rates in connection with sales to customers in foreign currencies;

  •
  diversion of management's attention away from other business concerns; and

  •
  expenses of any undisclosed or potential legal liabilities.

Both Stargames, an Australian company, and CARD, an Austrian company, substantially increase our exposure to the risks of international operations. Additionally, all of the risks applicable to our business also apply to Stargame and CARD. Any one or a combination of these factors may cause our revenues or earnings to decline.

We have completed our tender offer for shares of Stargames Limited with the proceeds from temporary bridge financing. We anticipate that we will need to secure permanent financing. Currently, we do not have commitments for such financing and cannot guarantee that we will be able to obtain such financing on terms reasonably satisfactory to us.

On February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. We will begin consolidating Stargames' operating results as of February 1, 2006, and have begun the compulsory acquisition process to obtain all remaining shares, a process which we anticipate will take approximately 40 days. For additional information on the Stargames acquisition see Note 18 to our consolidated financial statements.

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the "Credit Agreement"), pursuant to which we obtained a bridge loan (the "Bridge Loan") in the amount of $115,000, in order to, among other things, finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. We expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan's maturity. For additional information on the bridge loan see Note 2 and Note 18 to our consolidated financial statements.

If our products contain defects, our reputation could be harmed and our results of operations adversely affected.

Some of our products are complex and may contain undetected defects. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn termination of leases, cancellation of orders, product returns and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales.

Our business is subject to quarterly fluctuation.

Historically, our revenues and earnings are highest in our fourth fiscal quarter ending October 31 and lowest in our first fiscal quarter ending January 31. Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets, and our operating results have historically been lower in quarters with lower sales. As a result, our operating results and stock price could be volatile, particularly on a quarterly basis.

Our ability to meet debt service obligations is subject to many factors that are beyond our control and may affect future operations.

As of October 31, 2005, we had total consolidated indebtedness of approximately $165,700, including $150,000 of convertible notes. On January 25, 2006, we entered into a credit agreement that provides for a Bridge Loan in the amount of $115,000. Our ability to meet debt service obligations and to refinance our indebtedness, including our convertible notes and the bridge loan, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control. Our debt service obligations may:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and industry;

  •
  place us at a competitive disadvantage compared to other less leveraged competitors; and

  •
  limit our ability to borrow additional funds.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease facilities with approximately 56,000 square feet in Nevada for our corporate headquarters, manufacturing, research and development and field service. In addition, we lease an approximately 5,000 square foot facility in Vienna, Austria and an approximately 2,000 square foot facility in Sydney, Australia. This does not include facilities, principally in Australia, acquired as part of our acquisition of Stargames Corporation Pty Limited (discussed elsewhere in this Annual Report).

We have other shuffler research and development and other administration activities located in an approximately 5,000 square foot facility in Minnesota. We also lease other facilities with approximately 22,000 aggregate square feet for field service centers in various locations in the United States and internationally. These leases are not individually significant.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities are available within our current locations to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2005.

PART II
(Dollars in thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Stock Listing.    Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of February 21, 2006, we had approximately 300 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of February 21, 2006, we estimate that we have approximately 16,000 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2005 and 2004:

	2005		2004
	High	Low	High	Low
First Quarter	$32.26	$26.47	$16.83	$13.02
Second Quarter	33.77	23.78	24.41	15.05
Third Quarter	30.00	25.32	26.37	20.72
Fourth Quarter	29.21	22.77	28.11	19.47

The closing price of our common stock on February 21, 2006, was $24.48 per share.

 Dividend Policy.    We have not paid dividends on our common stock.

 Transfer Agent.    Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

 Securities Authorized for Issuance Under Equity Compensation Plans.    The information under the caption "Equity Compensation Plan Information" in our 2005 Proxy Statement is incorporated herein by reference.

 Stock Splits.    In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the "January 2005 Split"). Share and per share amounts have been adjusted for all periods presented herein to reflect the January 2005 Split. In connection with the January 2005 Split, we paid cash of $69 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

In March 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the "April 2004 Split"). Share and per share amounts have been adjusted for all periods presented herein to reflect the April 2004 Split. In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

 Stock Repurchases.    The following table provides monthly detail regarding our share repurchases during the three month period ended October 31, 2005 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Aug 1 – Aug 31	345	$25.64	345	$17,808
Sep 1 – Sep 30	370	$24.26	370	$8,831
Oct 1 – Oct 31	—	$—	—	$8,831

Total	715	$24.93	715

*
In May 2005, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. As of October 31, 2005, $8,831 remained outstanding under the May 2005 authorization. Repurchases under all previous authorizations have been substantially completed. Amounts represent remaining authorizations as of the period end date and do not include later authorizations.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share, ratios, and unit amounts)
Operating Results:
Total revenue	$112,860	$84,783	$58,351	$48,677	$43,249
Cost of revenue	29,260	19,403	11,599	11,092	10,748

Gross margin	83,600	65,380	46,752	37,585	32,501
Selling, general and administrative	30,559	22,953	15,788	12,890	11,873
Research and development	7,784	6,185	4,183	2,667	2,162

Income from operations	45,257	36,242	26,781	22,028	18,466
Other (expense) income	(1,657)	(1,600)	256	650	707

Income from continuing operations before tax	43,600	34,642	27,037	22,678	19,173
Provision for income taxes	14,496	12,125	9,458	7,937	6,711

Income from continuing operations	$29,104	$22,517	$17,579	$14,741	$12,462

Earnings per share — continuing operations:
Basic	$0.83	$0.63	$0.47	$0.37	$0.32
Diluted	$0.80	$0.60	$0.45	$0.36	$0.30
Weighted average shares, basic	34,924	35,955	37,626	39,821	38,757
Weighted average shares, diluted	36,378	37,308	38,661	41,211	41,666
Dividends declared	$—	$—	$—	$—	$—
Balance Sheet as of October 31:
Cash, cash equivalents, and investments	$34,088	$47,038	$10,425	$19,422	$18,703
Working capital	$57,634	$65,671	$25,809	$31,775	$19,290
Total assets	$193,117	$185,292	$59,418	$60,603	$52,399
Long-term obligations	$162,659	$157,648	$250	$1,518	$—
Shareholders' equity	$13,400	$14,729	$47,723	$50,267	$40,566
Common shares outstanding	34,527	34,958	37,072	38,871	39,620
Current ratio	4.4	6.2	3.3	4.6	2.6
Book value per share as of October 31	$0.39	$0.42	$1.29	$1.29	$1.02
Cash Flow Data:
Cash provided by operating activities	$34,508	$26,587	$20,630	$18,957	$18,391
Cash (used) provided by investing activities	$(6,526)	$(56,540)	$754	$(6,006)	$(18,407)
Cash (used) provided by financing activities	$(35,025)	$47,859	$(22,314)	$(12,429)	$288
Depreciation and amortization	$12,179	$8,042	$8,126	$7,406	$5,816
Capital expenditures	$(18,969)	$(7,143)	$(5,584)	$(5,976)	$(2,818)
Installed Unit Base by Product:
Shufflers	18,589	15,289	11,090	9,475	8,193
Proprietary Table Games	3,681	3,233	1,732	1,527	1,270
Table Master	102	20	—	—	—

Earnings per share and weighted average share amounts reflect the effect of the January 2005 Split and the April 2004 Split.

Effective May 1, 2004, we acquired Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries ("CARD"). Effective February 24, 2004, we acquired certain assets of BET Technology, Inc. ("BTI"). These acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions; see Note 3 to our consolidated financial statements for further detail on our acquisitions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game players, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up Productions™, Inc. ("Shuffle Up") to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In June 2005, we announced details related to our Three Card Poker National Championship™ with a grand prize of $1 million dollars which occurred in late November 2005.

All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease or other interest-bearing financing arrangement. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products, both in the United States, Europe and Asia Pacific.

Our internet address is www.shufflemaster.com. Through the "Investor Relations" page on our internet website, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission. Additional information regarding Shuffle Up can be accessed at www.shuffleupproductions.com.

Management's Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward Looking Statements and Risk Factors" elsewhere in this annual report.

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

 CARD.    Effective May 1, 2004, we acquired a 100% ownership interest in CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries ("CARD") from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™ shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD's products include the Easy Chipper®, a next-generation roulette chip sorting machine.

 BTI.    On February 24, 2004, we acquired certain assets of BET Technology, Inc. ("BTI"), a privately held corporation that develops and distributes table games to casinos throughout North America. The acquired assets and operations, which have been assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the "BET Technology, Inc." name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units at the acquisition date and was 1,174 units as of October 31, 2005.

 Patent Purchase Agreement.    On June 13, 2005, we entered into a patent purchase agreement (the "Two-Party Agreement") with International Game Technology ("IGT"). Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510. If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007. Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification ("RFID") patents from ENPAT Inc. ("ENPAT"), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino. Previously granted licenses to Progressive Gaming International Corporation ("PGIC") and Gaming Partners International for the use of these RFID patents will remain in effect. In addition, we sold IGT a fifty-percent ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables. As part of the equal ownership in the optical patents, IGT has been added as a named plaintiff in the MP Games I lawsuit (see Note 17 to our consolidated financial statements). Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471. IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. The $1,471 reimbursement in legal fees was recorded as a reduction of legal expense and the balance of the proceeds of $9,039 was recorded as a reduction in the carrying value of the patents. Additionally, the Two-Party Agreement contains certain non-compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively, (subject to shortening, based on certain future events), as discussed in the agreement. As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents. Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

In conjunction with the Two-Party Agreement, we entered into a separate worldwide product integration agreement (the "Three-Party Agreement") with IGT and PGIC to create a comprehensive, automated table management solution using complementary capabilities, technologies, and resources of the three companies. Under the terms of the Three-Party Agreement, we will be the provider of automatic card shufflers, card reading intelligent shoes, card and chip sorters and verifiers. IGT will be the provider of back-end table gaming management systems, including player tracking, patron loyalty and rewards, as well as bonusing applications. PGIC will be the provider of RFID bet recognition, automated gaming chip tracking and payoff recognition. Each company will cooperatively interface their respective products into a combined product offering to be known as the Intelligent Table System ("ITS"). The Three-Party Agreement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of table game player activity.

These agreements do not impact our ability to continue to separately market and sell our products which are a part of the projects which are the subject of the Two-Party Agreement and the Three-Party Agreement.

 Bet the Set "21".    Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc. The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set "21" side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the "Bet the Set" name. The acquired installed base of the Bet the Set "21" side bet table game was 205 units as of the acquisition date and was 184 units as of October 31, 2005.

The acquisition price included an initial cash payment of $540 paid in July 2005, and contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table game up to a maximum of $560. The balance at October 31, 2005, was $549.

 Spur Gaming Systems.    Effective August 1, 2005, we acquired certain assets from MultiShift, Inc., dba Spur Gaming Systems ("SPUR"), a privately held corporation that develops and distributes table games and related products to casinos throughout North America. As a result of the acquisition, we now own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow Poker and Progressive Jackpot Pai Gow Poker as well as a multishift drop box. The acquired installed base of games was 53 units as of the acquisition date and 51 units as of October 31, 2005.

The acquisition was accounted for under the purchase method of accounting. The acquisition price included a cash payment of $2,778 paid in August 2005, and consulting fees payable to SPUR, pursuant to a separate consulting agreement, in the amount of $25 per year, commencing on the closing date or August 1, 2005, and continuing for a period of five years, for a maximum of $125. Additionally, per the terms of the Asset Acquisition Agreement by and among Shuffle Master, Inc., and SPUR ("Spur Agreement"), contingent royalty payments are due quarterly equal to twenty percent of any adjusted gross revenues, defined as any revenues or amount received by Shuffle Master, Inc., for placements of the Casino Cribbage Game and the Break Insurance Game. No such games were placed into service as of October 31, 2005.

 VIP Gaming Solutions.    In August 2005, we acquired VIP Gaming Solutions Pty. Limited ("VIP"), a privately held corporation with headquarters located in Sydney, Australia. As a result of the acquisition, we acquired a broader direct sales presence within the Asia-Pacific region and expanded our product offerings to include a variety of table game related equipment and accessories. The acquisition price consisted of a cash payment of $404, of which $96 was related to other direct costs, and a note payable of $320.

 Stargames.    As discussed elsewhere, on February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU $1.55 per share. We will begin consolidating Stargames' operating results as of February 1, 2006, and have begun the compulsory acquisition process to obtain all remaining shares, a process which we anticipate will take approximately 40 days. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan's maturity. Our results of operations, liquidity and capitalization will be materially different as a result of the acquisition.

Additional information regarding our bridge loan is included in Note 2 to our consolidated financial statements. Additional information regarding our acquisitions is included in Note 3 to our consolidated financial statements. Additional information regarding our Stargames acquisition is included in Note 18 to our consolidated financial statements.

DISPOSITIONS

In December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products' assets and substantially completed our divestiture plans. A more detailed discussion is included under the heading "Discontinued Operations."

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2005		2004		2003
Revenue
Utility products	$67,029	59.4%	$45,947	54.2%	$33,092	56.7%
Entertainment products	45,539	40.3%	38,705	45.7%	25,151	43.1%
Other	292	0.3%	131	0.1%	108	0.2%

Total revenue	112,860	100.0%	84,783	100.0%	58,351	100.0%
Cost of revenue	29,260	25.9%	19,403	22.9%	11,599	19.9%

Gross margin	83,600	74.1%	65,380	77.1%	46,752	80.1%
Selling, general and administrative	30,559	27.0%	22,953	27.1%	15,788	27.1%
Research and development	7,784	6.9%	6,185	7.3%	4,183	7.2%

Income from operations	45,257	40.2%	36,242	42.7%	26,781	45.8%
Other income (expense), net	(1,657)	(1.5%)	(1,600)	(1.9%)	256	0.4%

Income from continuing operations before tax	43,600	38.7%	34,642	40.8%	27,037	46.2%
Provision for income taxes	14,496	12.8%	12,125	14.3%	9,458	16.2%

Income from continuing operations	29,104	25.9%	22,517	26.5%	17,579	30.0%
Discontinued operations, net of tax	76	0.1%	1,627	1.9%	(645)	(1.1%)

Net income	$29,180	26.0%	$24,144	28.4%	$16,934	28.9%

Our revenue and results of operations are most affected by unit placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers' assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities.

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2005	2004	2003	05 vs. 04	04 vs. 03
Revenue:
Leases and royalties	$48,571	$43,115	$38,627	12.7%	11.6%
Sales and service	63,997	41,537	19,616	54.1%	111.8%
Other	292	131	108	122.9%	21.3%

Total	$112,860	$84,783	$58,351	33.1%	45.3%

Cost of revenue:
Leases and royalties	$9,692	$8,206	$6,539	18.1%	25.5%
Sales and service	19,568	11,197	5,060	74.8%	121.3%

Total	$29,260	$19,403	$11,599	50.8%	67.3%

Gross margin:
Leases and royalties	$38,879	$34,909	$32,088	11.4%	8.8%
Sales and service	44,429	30,340	14,556	46.4%	108.4%
Other	292	131	108	122.9%	21.3%

Total	$83,600	$65,380	$46,752	27.9%	39.8%

Gross margin percentage:
Leases and royalties	80.0%	81.0%	83.1%
Sales and service	69.4%	73.0%	74.2%
Total	74.1%	77.1%	80.1%

We earn our revenue in several ways. Either by leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts (product lease contracts typically include parts and service) or we offer most of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "Critical Accounting Policies."

Our overall revenue growth was due to increases in both leased and sold units installed base in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products, acquisitions of products, and to a lesser extent the expansion of legal gaming into new jurisdictions. A more detailed discussion of our revenue is included for each of our operating segments under the heading "Segment Operating Results."

Fiscal 2005 compared to Fiscal 2004

Overall, total revenue increased for the year ended October 31, 2005 as compared to the prior year period. Consolidated revenue for the year was $112,860 as compared to $84,783 in the prior year. Our overall revenue growth of $28,077 is attributable to sales and service revenue in both the Utility and Entertainment segments, and to a lesser extent lease and royalty revenue for both operating segments. Additionally, a full year of results for CARD contributed to the year over year growth. Revenue contributed by CARD was approximately $16,089 in fiscal 2005 compared to approximately $7,100 in fiscal 2004. A more detailed discussion of our revenue is included for each of our operating segments under the heading "Segment Operating Results."

Overall gross margin dollars increased for the year ended October 31, 2005. However, as a percentage of revenue, our gross margin percentage decreased 3.0% for the year ended October 31, 2005 compared to the same prior year period. The decrease in gross margin percentage year over year is primarily attributed to increased sales of our Table Master and Easy Chipper products which carry slightly lower margins. Additionally, intellectual property amortization expense associated with products related to our CARD and BTI acquisitions is recorded as cost of sales which reduces our gross margin percentage. Amortization expense related to these products was $4,090 and $1,832 for the years ended October 31, 2005 and 2004, respectively, which resulted in a 3.6% and 2.2% decrease in gross margin percentage for the years ended October 31, 2005 and 2004, respectively.

Fiscal 2004 compared to Fiscal 2003

Our overall revenue growth was primarily due to the increase in both leased and sold units in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products and the acquisition of products. Additionally, CARD, which was acquired in May 2004, contributed approximately $7,100 in revenues for fiscal 2004.

Intellectual property amortization expense associated with products acquired as part of our CARD and BTI acquisitions is recorded as a cost of sales, as stated above. As a result, although total gross margin dollars increased, the gross margin as a percentage of revenue declined. Amortization expense associated with these products was $1,832 for fiscal 2004 compared to no expense for fiscal 2003, representing an approximate 2.2% decline in gross margin percentage.

OPERATING EXPENSES

				Percentage Change
	Year Ended October 31,
				05 vs. 04	04 vs. 03
	2005	2004	2003
Selling, general and administrative	$30,559	$22,953	$15,788	33.1%	45.4%
Percentage of revenue	27.0%	27.1%	27.1%
Research and development	$7,784	$6,185	$4,183	25.9%	47.9%
Percentage of revenue	6.9%	7.3%	7.2%
Total operating expenses	$38,343	$29,138	$19,971	31.6%	45.9%
Percentage of revenue	33.9%	34.4%	34.2%

 Selling, General and Administrative Expenses ("SG&A").    SG&A dollars have increased year over year. However, as a percentage of revenue, SG&A remained consistent with all of the prior year periods presented. For fiscal 2005 compared to fiscal 2004, the dollar increase primarily reflects the following factors:

•
Legal fees were $3,825 and $3,501 for the years ended October 31, 2005 and 2004, respectively. The year over year increase was partially offset by an $800 legal settlement related to the VendingData I litigation and a $1,471 reimbursement of certain legal fees pursuant to the terms of the patent purchase agreement with IGT. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•
Fees related to our Sarbanes-Oxley 404 compliance project were $1,068 for the year ended October 31, 2005 compared to no expense in the prior year.

•
SG&A related to CARD was $3,559 for the year ended October 31, 2005, compared to $1,180 for the prior year which included CARD operations only from May to the end of the fiscal year.

•
SG&A related to Shuffle Up was $352 for the year ended October 31, 2005, compared to no expense in the prior year.

•
Amortization of restricted stock compensation was $759 for the year ended October 31, 2005, compared to $191 for the prior year.

•
Payroll and related expenses, excluding CARD, increased approximately $1,610 from fiscal 2004, due to increased infrastructure requirements.

Other SG&A increased proportionate to our business volume increase.

SG&A dollars increased for fiscal 2004 compared to fiscal 2003; however, the rate of increase in SG&A during fiscal 2004 was consistent with our rate of increase in revenue. As such, SG&A as a percentage of revenue remained the same for fiscal 2004 and 2003. The greatest contributor to the increase in SG&A dollars was legal fees, which were $3,501 for fiscal 2004 compared to $2,077 for fiscal 2003. In addition, the establishment of our European headquarters in Vienna, Austria through our acquisition of CARD, contributed $1,180 to our fiscal 2004 SG&A expenses.

 Research and Development Expenses ("R&D").    Our R&D in all periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For fiscal 2005 compared to fiscal 2004, R&D increased primarily due to ITS product development. Additionally, CARD products under development contributed $678 in fiscal 2005 compared to $266 in fiscal 2004 R&D expenses. R&D includes amortization of our patents for products still under development. Amortization related to the RFID patents was $734 for the year ended October 31, 2005, compared to no comparable expense in fiscal 2004. In accordance with the Two-Party Agreement with IGT and the related sale of a 50% ownership interest in these RFID patents, fiscal 2005 was favorably impacted by an approximate $145 reduction in amortization expense. This reduction will continue to have a favorable impact on future periods over the life of the RFID patents.

Our R&D spending increases in fiscal 2004 compared to fiscal 2003 were distributed among all of our product lines, as we invested in new product development, including next generation shufflers and automated player tracking technologies. In addition, in April 2003, we acquired and began re-engineering our Table Master product line. This activity continued through fiscal 2004.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following for the years ended October 31:

	2005	2004	2003
Interest income	$2,336	$888	$303
Interest expense	(3,263)	(1,497)	(11)
Foreign currency gain (loss)	215	(992)	(18)
Impairment write-down of cost method equity investment	(1,000)	—	—
Other	55	1	(18)

	$(1,657)	$(1,600)	$256

Year-over-year interest income increased primarily due to increases in our financing activities, which resulted in a greater investment in sales-type lease and notes receivable balances as of our fiscal year end as compared to the prior year period. Additionally, for the year ended October 31, 2005, interest income includes $502 related to interest on Federal income tax refunds for the years ended October 31, 2001, 2000 and 1999. For the years ended October 31, 2005, 2004 and 2003, interest income related to sales-type leases and notes receivable was $948, $480 and $125, respectively.

The increase in interest expense is due to the issuance of $150,000 of contingent convertible senior notes in April 2004. A more detailed discussion of these Notes is included below under the heading "Liquidity and Capital Resources."

Prior to the completion of our CARD acquisition in fiscal 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703.

Such contracts did not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss was included in our operating results for the year ended October 31, 2004. As of October 31, 2005, we had no outstanding foreign exchange contracts.

For the quarter and fiscal year ended October 31, 2005, we recorded a $1,000 impairment write-down related to a cost method equity investment.

INCOME TAXES

Our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2005	2004	2003
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Permanent differences	(1.9%)	(1.4%)	(0.8%)
State income taxes, net of federal benefit	2.1%	2.0%	2.0%
Federal tax credits	(1.8%)	(1.4%)	(1.7%)
Effect from foreign tax rate differences	0.7%	0.9%	1.0%
Other	(0.8%)	(0.1%)	(0.5%)

Effective tax rate	33.3%	35.0%	35.0%

The decline in our effective tax rate from the prior years is primarily attributed to tax provision to tax return true-up related to differences in estimated versus actual State income tax rates and Federal tax credits.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions. We estimate that our fiscal 2006 annual effective tax rate will be approximately 35.0%.

During each of the years ended October 31, 2005, 2004 and 2003, we recorded income tax benefits of $5,287, $5,388 and $2,661, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes. Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year. Additional information regarding income taxes is included in Note 15 to our consolidated financial statements.

EARNINGS PER SHARE

	Year Ended October 31,
	2005	2004	2003
Income from continuing operations	$29,104	$22,517	$17,579
Basic earnings per share, continuing operations	$0.83	$0.63	$0.47
Diluted earnings per share, continuing operations	$0.80	$0.60	$0.45
Weighted average shares data:
Basic	34,924	35,955	37,626
Dilutive impact of stock options and restricted stock	1,343	1,353	1,035
Dilutive effect of contingent convertible notes	111	—	—

Diluted	36,378	37,308	38,661

Outstanding shares data:
Shares outstanding, beginning of year	34,958	37,072	38,871
Options exercised	851	1,445	933
Shares repurchased	(1,473)	(4,797)	(2,732)
CARD acquisition	—	1,151	—
Other	191	87	—

Shares outstanding, end of year	34,527	34,958	37,072

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the "January 2005 Split"). Share and per share amounts have been adjusted for all periods presented herein to reflect the January 2005 Split.

In March 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the "April 2004 Split"). Share and per share amounts have been adjusted for all periods presented herein to reflect the April 2004 Split.

We account for our contingent convertible notes in accordance with EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. During fiscal 2005, the average fair value of our common stock exceeded $28.07, resulting in additional dilutive shares.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products include our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products include our Proprietary Table Games, Table Master products and Shuffle Up. Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

 Utility Products.    Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 6 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of October 31, 2005, our shuffler installed base totaled 18,589 units, a 21.6% increase from 15,289 as of October 31, 2004. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette. During May 2005, we announced our first Easy Chipper orders, marking the first release of a new product developed by CARD since the acquisition. During the year ended October 31, 2005, we sold 122 Easy Chipper units, and placed 10 Easy Chipper units on lease. For fiscal 2005, total revenue contribution from the Easy Chipper was approximately $2,600.

Our ITS products remain in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

 Entertainment Products.    Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers' table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 14 revenue generating titles, including industry leading brands such as Three Card Poker, Let It Ride, Four Card Poker and Fortune Pai Gow Poker. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. As of October 31, 2005, our proprietary table game installed base totaled 3,681 games, a 13.9% increase from 3,233 games as of October 31, 2004. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

In late fiscal 2004, we expanded on the distribution of our proprietary table game portfolio with the introduction of our Table Master product. Table Master is a five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. As of October 31, 2005, our

Table Master installed base totaled approximately 102 units, a 410.0% increase from 20 units as of October 31, 2004. For fiscal 2005, total revenue contribution from Table Master was approximately $4,900. Our growth strategy for Table Master is to position the product as a more cost effective way to offer lower stakes table games to our casino customers. Additionally, our Table Master platform enables us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets.

In January 2005, through the formation of Shuffle Up, we broadened the distribution of our branded content and intellectual property outside of our traditional live table game offerings by developing live and broadcast tournament events and retail merchandise. In June 2005, we commenced with our plans to host a Three Card Poker National Championship™ offering participants the chance to compete for a $1 million dollar grand prize. The tournament consisted of a series of regional tournaments, with the finals held in Las Vegas, Nevada in late November 2005. Additionally, we have contracted with LMNO Productions to develop and produce a television program based on the tournament, which we expect will air in early calendar 2006. Our long-term strategy through Shuffle Up is further development of additional distribution channels for our branded content and intellectual property, including "for fun" gaming activities on the internet, cellular phones, wireless hand-held devices, board games and home computer games.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2005 compared to Fiscal 2004

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Utility Products segment revenue
Lease	$23,721	$19,415	$4,306	22.2%
Sales and service	43,308	26,532	16,776	63.2%

Total	$67,029	$45,947	$21,082	45.9%

Utility Products segment operating income	$32,595	$21,361	$11,234	52.6%
Utility Products segment operating margin	48.6%	46.5%
Shufflers installed base (end of year)
Lease units	4,809	4,138	671	16.2%

Sold units, inception-to-date
Beginning of year (includes CARD)	11,151	9,108	2,043	22.4%
Sold during year	3,062	2,165	897	41.4%
Less trade-ins and exchanges	(433)	(122)	(311)	254.9%

End of year	13,780	11,151	2,629	23.6%

Total installed base	18,589	15,289	3,300	21.6%

Utility Products segment revenue is derived substantially from our shuffler product line. Revenue from our former, non-automated Bloodhound product is not material for the periods presented and our automated Bloodhound and ITS products remain in the development stage.

For the year ended October 31, 2005, Utility Products segment revenue increased 45.9%, compared to the prior year, primarily due to a 63.2% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased 22.2% compared to the prior year.

The increase in Utility Products lease revenue for the year ended October 31, 2005, compared to the prior year, primarily reflects:

•
A net increase of 671 shuffler units on lease.

•
The increase in net shuffler lease additions was comprised primarily of additional placements of Deck Mate, one2six and MD2 shufflers. Due to the timing of the CARD acquisition in May 2004, there were no placements of the one2six shuffler until the third quarter of fiscal 2004. Net shuffler lease additions include the conversion of 1,105 leased units to sold units in the current period and 543 leased units to sold units in the prior year period. Shuffler conversions for the current period were comprised primarily of ACE and Deck Mate shufflers; shuffler conversions for the same prior year period were comprised primarily of ACE and MD1 shufflers.

•
A slight increase in the average shuffler lease rate per unit to approximately $420 per month from approximately $415 per month in the prior year.

Contributing to the increases during fiscal 2005 is the sale of 122 units of our Easy Chipper, which contributed approximately $2,600 in sales revenue.

The increase in Utility Products sales and service revenue for the year ended October 31, 2005, compared to the prior year, primarily reflects:

•
An increase of 897 shuffler units sold from 2,165 to 3,062.

•
The increase in sold shuffler units was comprised primarily of additional sales of ACE, Deck Mate, one2six and MD2 shufflers of 715, 784, 775 and 423, respectively, in the current period compared to 394, 472, 518 and 98, respectively, in the prior year.

•
Fiscal 2005 included a greater percentage of sales of our higher-priced models, including the ACE, one2six, Deck Mate and MD2 shufflers, resulting in a 7.6% increase in the average shuffler sales price per unit from approximately $10,600 to approximately $11,400.

Utility Products segment operating income for the year ended October 31, 2005, increased 52.6% compared to the prior year, primarily due to greater volume. Additionally, operating margin increased 2.1% from the prior year, primarily due to a reduction in legal fees related to the VendingData I legal settlement and the reimbursement of certain legal fees pursuant to the IGT patent purchase agreement. The reduction in legal fees contributed a 3.3% increase in operating margin for fiscal 2005. This increase was partially offset by amortization expense related to the acquired CARD products. Amortization expense associated with the one2six shuffler and the Easy Chipper was $2,799 for the year ended October 31, 2005, compared to $1,165 for the prior year.

Fiscal 2004 compared to Fiscal 2003

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2004	2003
Utility Products segment revenue
Lease	$19,415	$17,599	$1,816	10.3%
Sales and service	26,532	15,493	11,039	71.3%

Total	$45,947	$33,092	$12,855	38.8%

Utility Products segment operating income	$21,361	$16,970	$4,391	25.9%
Utility Products segment operating margin	46.5%	51.3%
Shufflers installed base (end of year)
Lease units	4,138	3,584	554	15.5%

Sold units, inception-to-date
Beginning of year	7,506	6,238	1,268	20.3%
Sold during year	2,165	1,369	796	58.1%
CARD installed base at the acquisition date	1,602	—	1,602	100.0%
Less trade-ins and exchanges	(122)	(101)	(21)	20.8%

End of year	11,151	7,506	3,645	48.6%

Total installed base	15,289	11,090	4,199	37.9%

Utility Products segment revenue is derived substantially from our shuffler product line. Revenue from our former, non-automated Bloodhound and chip sorting products is not material for the periods presented and our automated Bloodhound and ITS products are in the development stage.

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

•
Our shuffler lease units increased 554 units, or 15.5% during fiscal 2004, comprised primarily of the net placements of 617 Deck Mate, 282 ACE, 173 MD1, and 114 MD2 units and offset by the net removal of

  89 units and conversion of 543 lease units to sold units ("conversion units"). This compares to a net increase in shuffler lease units of 347, or 10.7%, during fiscal 2003.

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

•
The decline in gross margin percentage was somewhat offset by sales and service expenses allocated to our Utility Products segment which did not increase at the same rate as Utility Products revenues.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2005 compared to Fiscal 2004

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Entertainment Products segment revenue
Royalties and leases — Table games	$24,119	$23,531	$588	2.5%
Royalties and leases — Table Master	650	123	527	428.5%
Other	81	46	35	76.1%

Total royalties and leases	24,850	23,700	1,150	4.9%

Sales — Table games	15,503	14,103	1,400	9.9%
Sales — Table Master	4,115	647	3,468	536.0%
Service and other	1,071	255	816	320.0%

Total sales and service revenue	20,689	15,005	5,684	37.9%

Total Entertainment Products segment revenue	$45,539	$38,705	$6,834	17.7%

Entertainment Products segment operating income	$33,529	$29,586	$3,943	13.3%
Entertainment Products segment operating margin	73.6%	76.4%
Table games installed base (end of year)
Royalty units	2,913	2,868	45	1.6%

Sold units, inception-to-date
Beginning of year	365	72	293	406.9%
Sold during year	403	293	110	37.5%

Subtotal	768	365	403	110.4%

Total installed base	3,681	3,233	448	13.9%

Table Master installed base (end of year)
Lease units	40	5	35	700.0%

Sold units, inception-to-date
Beginning of period	15	6	9	150.0%
Sold during period	47	9	38	422.2%

Subtotal	62	15	47	313.3%

Total installed base	102	20	82	410.0%

Entertainment Products segment revenue is derived substantially from our proprietary table game products including Table Master. For fiscal 2005, total revenue contribution from Table Master was approximately $4,900. During fiscal year 2005, we launched Shuffle Up and held our first Three Card Poker National Championship tournament. Shuffle Up's operating results were not material to fiscal 2005. Effective June 29, 2005, we acquired Bet the Set "21" side bet table game from Magnum Gaming, Inc. The acquired installed base of the Bet the Set "21" side bet table game was 205 units as of the acquisition date and was 184 units as of October 31, 2005. Effective August 1, 2005, we purchased certain assets from SPUR and as a result we own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow Poker and Progressive Jackpot Pai Gow Poker. The acquired installed base of games was 53 units as of the acquisition date and 51 units as of October 31, 2005.

For the year ended October 31, 2005, Entertainment Products segment revenue increased 17.7%, compared to the prior year, primarily due to a 37.9% increase in sales revenue related to both our table games and Table Master products. Additionally, royalty and lease revenue increased 4.9%, compared to the prior year.

The increase in Entertainment Products royalty and lease revenue for the year ended October 31, 2005, compared to the prior year, primarily reflects:

•
A full year of royalty revenue from the table games acquired from BTI in late February 2004.

•
A higher average monthly royalty rate for Three Card Poker, Four Card Poker and Fortune Pai Gow Poker.

•
A net increase of 45 table game royalty units on lease.

•
The increase in net table game lease additions comprised primarily of unit increases in Four Card Poker, Dragon Bonus, Fortune Pai Gow Poker, and our recently acquired games, including Bet the Set "21", Jackpot Pai Gow and Progressive Pai Gow. The table game royalty unit increases were offset by the conversion of 393 royalty units to lifetime license sales, consisting primarily of Let It Ride and Three Card Poker which both currently yield higher average monthly royalty rates than our more recent game introductions. Prior year conversions totaled 212 royalty units and consisted primarily of Let It Ride and Three Card Poker.

•
Net lease additions of our Table Master products of 35 for fiscal 2005, compared to 3 in fiscal 2004.

The increase in Entertainment Products sales and service revenue for the year ended October 31, 2005, compared to the prior year is primarily attributed to:

•
403 lifetime license sales during fiscal 2005, compared to 293 lifetime license sales in fiscal 2004.

•
Additional sales of our Table Master products which totaled 47 in fiscal 2005 compared to 9 in fiscal 2004.

Entertainment Products segment operating income increased 13.3% for the year ended October 31, 2005, compared to the prior year. However, as a percentage of Entertainment Products segment revenue, operating margin decreased slightly from the prior year period. Operating margin was unfavorably impacted by amortization expense related to the BTI games of $1,291 for fiscal 2005, compared to $910 for fiscal 2004. This unfavorable impact was partially offset by lower allocated manufacturing overhead and sales expenses in the current period, as these allocated expenses did not increase at the same rate as revenue. Additionally, we incurred re-engineering and improvement costs related to the Table Master platform during fiscal 2004; such costs were significantly less for fiscal 2005.

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

DISCONTINUED OPERATIONS

As described above, in December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented.

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

•
We terminated our initiative to develop retrofit games based on IGT's S+ game platform.

•
Net proceeds from the disposition of slot products assets to IGT were $8,447.

These transactions with IGT substantially completed our divestiture of slot products assets. Additionally, during the year ended October 31, 2004, we liquidated additional slot products inventories, resulting in net proceeds of $411. Remaining slot products assets, including inventory, leased assets, and intangible assets, which do not meet the accounting criteria to classify these assets as "held for sale," are recorded at their estimated net realizable value, and are not material.

Discontinued operations consisted of the following for the years ended October 31:

	2005	2004	2003
Revenues	$217	$2,279	$9,076

Gain (loss) from operations before tax	$110	$79	$(1,380)
Income tax (expense) benefit	(37)	(27)	735

Net income (loss) from operations	73	52	(645)

Gain on sale of slot assets	11	3,306	—
Exit Costs and other	—	(883)	—
Income tax expense	(8)	(848)	—

Gain on sale of slot assets, net	3	1,575	—

Discontinued operations, net	$76	$1,627	$(645)

The gain on sale of slot assets includes charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated net realizable value.

In connection with the discontinuation of our slot products operations, we accrued estimated expenses of $1,286 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, "Exit Costs"). The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income. During the year ended October 31, 2004, we substantially completed our exit activities at actual costs lower than our initial estimates. As a result, we reduced our accrued Exit Costs by $296. Remaining accrued Exit Costs relate to minimum royalty liabilities under abandoned slot license agreements, litigation costs and/or settlement of an existing legal case. These amounts are expected to be paid over the next several years.

The following table summarizes the activity for our accrued Exit Costs as of October 31, 2005:

	Contract Terminations	Facility Closure	Severance	Other	Total
Exit Costs accrued, initial balance	$366	$324	$187	$409	$1,286
Adjustment to accrued Exit Costs	(152)	(70)	(24)	(50)	(296)
Cash payments	(114)	(254)	(163)	—	(531)

Balance, October 31, 2005	$100	$—	$—	$359	$459

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property.

In April 2004, we obtained additional capital resources through the issuance of $150,000 of contingent convertible senior notes due 2024 (the "Notes"). Our net cash proceeds were $145,208, after deducting note issuance costs. We used $57,500 of the net proceeds from the Notes to repurchase shares of our common stock in open market purchases or privately negotiated transactions, which included shares sold short by purchasers of the Notes concurrently with and contingent upon their purchase of the Notes. We used $30,788 to fund our cash payment for our acquisition of CARD, excluding cash acquired and other direct expenses. We used the remainder of the net proceeds from the Notes for general corporate purposes, including additional repurchases of our common stock and acquisitions of strategic assets.

LIQUIDITY

 Working Capital.    The following summarizes our cash, cash equivalents and working capital:

	October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Cash, cash equivalents, and investments	$34,088	$47,038	$(12,950)	(27.5%	)
Working capital	$57,634	$65,671	$(8,037)	(12.2%	)
Current ratio	4.4	6.2	(1.8)	(29.0%	)

Significant factors increasing cash and investments during fiscal 2005 include:

•
Cash flow provided by operations of $34,508, which includes a Federal income tax refund of $6,566 (inclusive of interest of $502).

•
Net proceeds from sale of patents of $9,039.

•
Net proceeds from stock option exercises of $6,514.

•
Net proceeds from sale of and maturities of investments of $5,483.

Significant factors decreasing cash and investments during fiscal 2005 include:

•
Common stock repurchases of $38,643.

•
Aggregate capital expenditures of $18,969.

Cash Flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Net income	$29,180	$24,144	$5,036	20.9%
Non-cash items	13,028	9,775	3,253	33.3%
Income tax related items	9,614	5,242	4,372	83.4%
Net gain from disposition of slot products assets	—	(2,495)	2,495	(100.0%	)
Loss on investment and disposal of assets	1,066	—	1,066	100.0%
Investment in sales-type leases & notes receivable	(7,942)	(6,719)	(1,223)	18.2%
Other changes in operating assets and liabilities	(10,438)	(3,360)	(7,078)	210.7%

Cash flow provided by operating activities	$34,508	$26,587	$7,921	29.8%

•
Net income for the year ended October 31, 2005, includes the before-tax impairment write-down of $1,000 related to a cost method equity investment.

•
Non-cash items are comprised of depreciation and amortization, stock based compensation, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the year ended October 31, 2005, is substantially due to amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively. Amortization expense related to these products was $4,095 and $2,076 for the years ended October 31, 2005 and 2004, respectively.

•
Income tax related items include deferred income taxes, tax benefit from stock option exercises, and prepaid income taxes. During the year ended October 31, 2005, we received payment of Federal income tax refunds totaling $6,064 related to the years ended October 31, 2001, 2000 and 1999 which had been reflected as "Prepaid Income Taxes" on our fiscal 2004 consolidated balance sheet and as a result had no effect on our current provision for income taxes.

•
We utilize sales-type leases and notes receivable as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases, operating leases, and interest-bearing notes to meet our customers' product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases and/or interest-bearing notes as their preferred method of purchasing our products. The volume of sales-type leases and notes receivable in any period may fluctuate, largely due to our customers' preferences.

•
Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities. The increase in operating assets and liabilities for the year ended October 31, 2005, is primarily due to increased accounts receivable from sales volume and purchases of inventory for Easy Chipper and Table Master products.

•
Concurrent with the sale of our fifty-percent interest in the IGT Alliance to IGT in January 2004, we paid IGT $2,184 in full payment of existing accounts payable to IGT. These accounts payable related to our purchase of slot machines from IGT and distribution of IGT's share of IGT Alliance profits for the months prior to the January sale transaction. Both the payment of $2,184 and the pre-tax gain from the sale of $2,495 are reflected as uses of cash in the operating cash flow section of our cash flow statement. These uses of cash offset the net proceeds from the sale that we received from IGT of $8,858, which is reflected in the investing activities section of our statement of cash flows.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Net maturities (purchases) of investments	$5,483	$(18,707)	$24,190	(129.3%	)
Capital expenditures	(18,969)	(7,143)	(11,826)	165.6%
Business acquisitions, net of cash acquired	(228)	(38,594)	38,366	(99.4%	)
Proceeds from sale of leased assests	1,632	—	1,632	100.0%
Net proceeds from disposition of slot assets	—	8,858	(8,858)	(100.0%	)
Net proceeds from sale of intangibles	9,039	—	9,039	100.0%
Other	(3,483)	(954)	(2,529)	265.1%

Cash flow used by investing activities	$(6,526)	$(56,540)	$50,014	(88.5%	)

•
Capital expenditures include purchases of product for lease, property and equipment, and intangible assets. The increase for the year ended October 31, 2005, is due primarily to increased purchases of products leased and held for lease attributed to the growth in shuffler lease installed base. Additionally, the cash component and related due diligence costs of our purchase of RFID technology patents from ENPAT in December 2004, contributed to the increase. See discussion of ENPAT note payable, under "Long-Term Liabilities."

•
During fiscal 2004, we increased our investment balances primarily with proceeds from our Note offering.

•
Cash used for business acquisitions during the year ended October 31, 2005 relates to the August 2005, acquisition of VIP. Cash used for business acquisitions during the year ended October 31, 2004, includes $32,293, net of cash acquired, for our acquisition of CARD and $6,144 for our acquisition of BTI. These amounts represent the cash component of each of these acquisitions.

•
During fiscal 2004, net proceeds from the disposition of slot assets reflect the sale of substantially all of our slot products to IGT in January 2004.

•
During fiscal 2005, we received net proceeds of $9,039 from the patent sale related to the Two-Party Agreement with IGT. IGT paid us a non-refundable initial cash payment of $10,510 of which $1,471 is included as a reduction of legal fees in SG&A.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2005	2004
Proceeds from issuance of Notes, net of costs	$—	$145,208	$(145,208)	(100.0%	)
Repurchases of common stock	(38,643)	(100,024)	61,381	(61.4%	)
Proceeds from stock option exercises, net	6,514	6,780	(266)	(3.9%	)
Payment of long-term liabilities	(2,896)	(4,105)	1,209	(29.5%	)

Cash flow provided (used) by financing activities	$(35,025)	$47,859	$(82,884)	(173.2%	)

•
During fiscal 2004, we received net proceeds of $145,208 from the issuance of senior convertible notes partially used to fund the CARD acquisition.

•
During the year ended October 31, 2005, we repurchased 1,473 shares of our common stock at an average cost of $26.24 per share, compared to 4,797 shares of our common stock at an average cost of $20.85 per share for the same prior year period.

•
Our employees and directors exercised 851 options during fiscal 2005, at an average exercise price of $7.28 per share, compared to 1,445 options during the comparable prior year period at an average exercise price of $5.12 per share.

•
During the year ended October 31, 2005, payment of long-term liabilities primarily reflects installment payments of $1,063 for the ENPAT note payable, $1,449 for BTI liabilities and $250 for the note payable related to the purchased patent and Bloodhound product from Casino Software and Services, LLC.

As discussed in Note 18 to our consolidated financial statements, on February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU $1.55 per share. We will begin consolidating Stargames' operating results as of February 1, 2006, and have begun the compulsory acquisition process to obtain all remaining shares, a process which we anticipate will take approximately 40 days.

On January 25, 2006, we entered into a Credit Agreement among us, Deutsche Bank AG Cayman Islands Branch as a Lender, Deutsche Bank AG New York Branch as Administrative Agent and Deutsche Bank Securities Inc. as Sole Arranger and Book Manager (the "Credit Agreement"). The Credit Agreement provided for a Bridge Loan (the "Bridge Loan") in the amount of $115,000. The proceeds of this Bridge Loan were used to finance the acquisition of Stargames. The Bridge Loan matures on April 24, 2006.

Management intends and believes it has the ability, to refinance the Credit Agreement on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility and (iii) convertible debt through the issuance by private placement pursuant to Rule 144A under the Securities Act of 1933.

For additional information on the bridge loan see Note 2 and Note 18 to our consolidated financial statements.

LONG-TERM LIABILITIES

 Contingent Convertible Senior Notes.    In April 2004, we issued $150,000 of Notes, due 2024, through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004. We made interest payments of $938 in April and October of fiscal 2005. After deducting Note issuance costs of $4,792, our net proceeds were $145,208. Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over 5 years. Unamortized debt issuance costs are included in other assets on the consolidated balance sheets.

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

The Notes are convertible, at the holders' option, into cash and shares of our common stock, under any of the following circumstances:

•
during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

•
we have called the Notes for redemption and the redemption has not yet occurred;

•
during the five trading day period immediately after any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 in principal amount of the Notes, provided that, if on the date of any conversion pursuant to this trading price condition, our common stock price on such date is greater than the conversion price but less than 120% of the conversion price, then the holder will be entitled to receive Conversion Value (as defined in the indenture covering these Notes) equal to the principal amount of the Notes, plus accrued and unpaid interest including liquidated damages, if any; or

•
upon the occurrence of specified corporate transactions.

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

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Amortization of debt issuance costs were $961 and $503 for the years ended October 31, 2005 and 2004, respectively. Unamortized debt issuance costs of $3,327 as of October 31, 2005, are included in other assets on our consolidated balance sheet.

 BTI liabilities.    In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2005, was $6,167.

 ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and a non-interest bearing note with annual installments due through December 2007. The balance as of October 31, 2005, of $8,518 represents the discounted present value of the future payments, including imputed interest of approximately $352. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

 Note payable.    In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bore interest at 2.0% annually and was paid in full in August 2005.

 Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21", we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2005, was $549.

 VIP note payable.    In connection with our acquisition of VIP in August 2005, we recorded a note payable with equal annual installments due each July through 2010. The balance of the liability as of October 31, 2005 was $318.

 Credit Facility.    In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, and assuming we are successful in obtaining permanent financing related to our recent acquisition of Stargames, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for the foreseeable future. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

We have not provided U.S. Federal income tax on $5,556 of book/tax basis differences, including the impact of foreign currency translation adjustments of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

STOCK REPURCHASE AUTHORIZATIONS

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the "January 2005 Split"). In connection with the January 2005 Split, we paid cash of $69 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

In March 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the "April 2004 Split"). In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

Share and per share amounts have been adjusted for all periods presented herein to reflect both the January 2005 Split and the April 2004 Split.

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board of directors authorizations, during the year ended October 31, 2005, we repurchased 1,473 shares of our common stock for a total cost of $38,643 at an average price of $26.24. Under our board authorizations, during the years ended October 31, 2004 and 2003, we repurchased 1,991 and 2,732 shares of our outstanding stock at total costs of $42,524 and $25,827, respectively. We cancel shares that we repurchase. In addition, in April 2004, our board of directors authorized and we repurchased, in private transactions, an additional 2,806 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our Notes. As of October 31, 2005, $8,831 remained outstanding under our board of directors authorizations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

 Contractual Obligations.    The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

		Payments Due by Year Ending October 31,
	Total	2006	2007- 2008	2009- 2010	Thereafter
Long-term obligations:
Contingent convertible notes	$150,000	$—	$—	$150,000	$—
Interest on convertible notes	9,375	1,875	3,750	3,750	—
VIP note payable	318	64	127	127	—
ENPAT note payable, including imputed interest	9,000	3,000	6,000	—	—
Purchase commitments	6,254	6,254	—	—	—
SPUR consulting fees	125	25	50	50	—
Operating leases	4,379	1,273	1,674	919	513

Total	$179,451	$12,491	$11,601	$154,846	$513

Our contingent convertible notes may be called on April 15, 2009 as discussed in Note 9 to our consolidated financial statements. As such, the table above does not reflect interest related to the notes of $25,234 which amount would be paid if the notes are outstanding to the maturity in April 2024.

 Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2005, our significant inventory purchase commitments totaled $6,254.

 Operating leases.    Amounts payable under operating lease agreements relate primarily to our Las Vegas headquarters and other field service facilities.

 ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and a non-interest bearing note with annual installments due through December 2007. The balance as of October 31, 2005, of $8,518 represents the discounted present value of the future payments, including imputed interest of approximately $352. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

 Spur Gaming Systems.    Effective August 1, 2005, we purchased certain assets from SPUR, a privately held corporation that develops and distributes table games and related products to casinos throughout North America. Pursuant to a separate consulting agreement, consulting fees payable to SPUR in the amount of $25 per year, commencing on the closing date or August 1, 2005, and continuing for a period of five years, for a maximum of $125.

 VIP note payable.    In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of the liability as of October 31, 2005 was $318.

 BTI liabilities.    In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2005, was $6,167.

 Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21", we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2005, was $549.

 Employment agreements.    We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2005, minimum aggregate severance benefits totaled $4,914.

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

    Lease and royalty revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product.

    Sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

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

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as modified by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

  •
  Whether the software is a significant focus of the marketing effort or is sold separately.

  •
  Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

  •
  Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in SFAS 86).

  •
  Whether an agreement includes service elements (other than PCS related services), such as training or installation, and whether such services are essential to the functionality of the software or whether such software is considered "off-the-shelf" (off-the-shelf software is software that is marketed as a stock item that can be used by customers with little or no customization). Conversely, "core software" requires significant customization of the software in order for the software to be used by the end customer.

Based on such guidance we have concluded that 1) the software associated with our shuffler and chipper products is incidental to the product as a whole and 2) the software associated with our Table Master and Bloodhound products is "off-the-shelf" and we have satisfied the customer-specified objective criteria (e.g., it has been designed and tested to operate in a similar environment to that of our customers and the product is shipped ready for our customer's to install). In all instances, we recognize revenue when the criteria above are met.

 Intangible Assets and Goodwill.    We have significant investments in intangible assets and goodwill. Intangible assets primarily include values assigned to acquired products, patents, trademarks, licenses and games. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets' estimated useful lives and the evaluation of the assets' recoverability based on expected cash flows and fair value.

Except for the trademark related to the CARD acquisition, which is not subject to amortization and is tested periodically for impairment, all of our significant intangible assets are definite lived and amortized over their expected useful lives. We estimate useful lives based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, trademarks, licenses and games. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

We review our intangible assets for impairment annually or when circumstances indicate that the carrying amount of an asset may not be fully recoverable from undiscounted estimated future cash flows. We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

We review our goodwill for impairment in October annually using a two step impairment test. The review is performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit's goodwill exceeds its fair value.

Tests for impairment and recoverability of assets involve significant estimates and judgments regarding products' lives and utility and the related expected future cash flows. While we believe that our estimates are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values. An adverse change to the estimate of these cash flows could necessitate an impairment charge that could adversely affect operating results.

 Inventory Obsolescence and Costing Methods.    We value our inventory at the lower of cost, determined on a first-in-first-out basis, or market and estimate a provision for obsolete or unsalable inventories based on assumptions about the future demand for our products and market conditions. If future demand and market conditions are less favorable than our assumptions, additional provisions for obsolete inventory could be required. Likewise, favorable future demand could positively impact future operating results if fully-reserved-for inventory is sold.

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

    Restricted Stock—The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period.

    Stock Options—No compensation expense was recorded for stock options in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant. The notes to the consolidated financial statements disclose the pro forma impact to our net income and earnings per share as if we had elected the fair value method. Under the fair value method, compensation expense is determined based on the estimated fair value of stock options at the date of grant.

To estimate the fair value of stock options granted, we use the Black-Scholes option-pricing model, which requires management to make assumptions. The most significant assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option ("Option Term"). We base these estimates primarily on our historical volatility and Option Term. If actual future volatility and Option Term differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model.

 Contingencies.    We assess our exposures to loss contingencies including legal and income tax matters and provide for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In December 2004, the FASB reached unanimous consensus on Emerging Issues Task Force ("EITF") 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-8 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-8 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the year ended October 31, 2005, no restatement of prior periods was required. For the year ended October 31, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

In November 2004, the FASB issued SFAS No. 151 revising Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS 123R"). SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS 123R). We will continue to compute compensation expense for stock options using the Black-Scholes valuation model and will utilize the modified prospective method for adoption of SFAS 123R. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment ("SAB 107"), to provide interpretative guidance on SFAS 123R valuation methods assumptions used in valuation models and the interaction of SFAS 123R with existing guidance. SAB 107 also requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, will impact cost of lease and royalties, cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. Therefore, beginning with our quarterly period that began November 1, 2005, we will be required to expense the fair value of stock options and similar awards then outstanding or thereafter granted. We estimate that the expensing of stock options will reduce net income for fiscal year 2006 by approximately $2,300, net of tax, for the unvested options outstanding as of October 31, 2005. This estimate excludes the impact of any future stock option grants. However, due to the "non-cash" nature of stock option expense, we do not expect the adoption of this statement to have an impact on our financial position and cash flows.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets", amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which includes our results as of October 31, 2005. The adoption of SFAS 153 had no impact on our results of operations or on our financial position as a result of adopting this statement.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 ("FSP No. 109-1"). FSP No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We have not yet completed our evaluation, or determined the impact to our results of operations, of adoption of SFAS 154.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

 Interest Rate Risk.    Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $356.

 Contingent Convertible Senior Notes.    We estimate that the fair value of our Notes, as of October 31, 2005, is $158,625. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $8,550. Assuming our stock price is held constant; we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $1,110.

 Foreign Currency Risk.    We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and our recent acquisition of Stargames, we expect to continue to increase our volume of business that is denominated in foreign currency. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 21, 2006

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2005	2004	2003
Revenue:
Utility products leases	$23,721	$19,415	$17,599
Utility products sales and service	43,308	26,532	15,493
Entertainment products leases and royalties	24,850	23,700	21,028
Entertainment products sales and service	20,689	15,005	4,123
Other	292	131	108

Total revenue	112,860	84,783	58,351

Costs and expenses:
Cost of leases and royalties	9,692	8,206	6,539
Cost of sales and service	19,568	11,197	5,060
Selling, general and administrative	30,559	22,953	15,788
Research and development	7,784	6,185	4,183

Total costs and expenses	67,603	48,541	31,570

Income from operations	45,257	36,242	26,781
Other (expense) income	(1,657)	(1,600)	256

Income from continuing operations before tax	43,600	34,642	27,037
Provision for income taxes	14,496	12,125	9,458

Income from continuing operations	29,104	22,517	17,579
Discontinued operations, net of tax	76	1,627	(645)

Net income	$29,180	$24,144	$16,934

Basic earnings per share:
Continuing operations	$0.83	$0.63	$0.47
Discontinued operations	0.01	0.04	(0.02)

Net income	$0.84	$0.67	$0.45

Diluted earnings per share:
Continuing operations	$0.80	$0.60	$0.45
Discontinued operations	—	0.04	(0.01)

Net income	$0.80	$0.64	$0.44

Weighted average shares outstanding (adjusted for any stock splits):
Basic	34,924	35,955	37,626
Diluted	36,378	37,308	38,661

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,279	$20,580
Investments	20,809	26,458
Accounts receivable, net of allowance for bad debts of $283 and $740	17,865	11,205
Investment in sales-type leases and notes receivable, net	8,219	4,739
Inventories, net	9,428	5,853
Prepaid income taxes	—	6,373
Deferred income taxes	1,837	2,195
Other current assets	3,255	851

Total current assets	74,692	78,254
Investment in sales-type leases and notes receivable, net	11,136	7,068
Products leased and held for lease, net	9,163	5,461
Property and equipment, net	4,144	3,507
Intangible assets, net	48,477	47,812
Goodwill	36,017	37,556
Deferred income taxes	2,400	—
Other assets	7,088	5,634

Total assets	$193,117	$185,292

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,540	$3,304
Accrued liabilities	6,547	5,497
Customer deposits and unearned revenue	3,518	3,532
Income taxes payable	371	—
Note payable and current portion of long-term liabilities	3,082	250

Total current liabilities	17,058	12,583
Long-term liabilities, net of current portion	162,659	157,648
Deferred income taxes	—	332

Total liabilities	179,717	170,563

Contingencies
Shareholders' equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 34,527 and 34,958 shares issued and outstanding	345	233
Additional paid-in capital	—	9,593
Deferred compensation	(5,788)	(1,765)
Retained earnings	17,298	698
Accumulated other comprehensive income	1,545	5,970

Total shareholders' equity	13,400	14,729

Total liabilities and shareholders' equity	$193,117	$185,292

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income	Total Share- holders' Equity
			Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings (Deficit)
	Shares	Amount
Balance, October 31, 2002	38,871	$173	$1,895	$—	$48,199	$—	$50,267
Net income	—	—	—	—	16,934	—	16,934
Stock repurchased	(2,732)	(12)	(8,240)	—	(17,575)	—	(25,827)
Options exercised	933	4	3,684	—	—	—	3,688
Tax benefit from stock options	—	—	2,661	—	—	—	2,661

Balance, October 31, 2003	37,072	165	—	—	47,558	—	47,723
Comprehensive Income:
Net Income	—	—	—	—	24,144	—	24,144
Currency translation adjustment	—	—	—	—	—	5,970	5,970

Total comprehensive income							30,114

Stock repurchased	(4,797)	(32)	(21,357)	—	(78,635)	—	(100,024)
Options exercised	1,445	9	2,339	—	4,570	—	6,918
Tax benefit from stock options	—	—	2,107	—	3,281	—	5,388
Issuance of restricted stock	90	1	1,955	(1,765)	—	—	191
April 2004 stock split	(3)	82	—	—	(220)	—	(138)
CARD acquisition	1,151	8	24,549	—	—	—	24,557

Balance, October 31, 2004	34,958	233	9,593	(1,765)	698	5,970	14,729
Comprehensive Income:
Net Income	—	—	—	—	29,180	—	29,180
Currency translation adjustment	—	—	—	—	—	(4,260)	(4,260)
Unrealized loss on investments	—	—	—	—	—	(165)	(165)

Total comprehensive income							24,755

Stock repurchased	(1,473)	(15)	(26,048)	—	(12,580)	—	(38,643)
Options exercised	851	9	6,283	—	—	—	6,292
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	5,287	—	—	—	5,287
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	193	2	4,781	(4,297)	—	—	486
Amortization of deferred compensation	—	—	—	274	—	—	274
January 2005 stock split	(2)	116	(185)	—	—	—	(69)

Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29,180	$24,144	$16,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,179	8,042	8,126
Stock based compensation	760	—	—
Provision for bad debts	229	503	410
Provision for inventory obsolescence	(140)	1,230	754
Tax benefit from stock option exercises	5,287	5,388	2,661
Loss on disposal of property	66	—	—
Loss on investments	1,000	—	—
Gain before tax on slot disposition	—	(2,495)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,526)	(722)	(3,876)
Investment in sales-type leases and notes receivable	(7,942)	(6,071)	(3,550)
Inventories	(3,483)	(1,168)	(1,909)
Accounts payable and accrued liabilities	2,318	(3,259)	1,067
Customer deposits and unearned revenue	(48)	1,009	472
Deferred income taxes	(2,403)	938	(627)
Prepaid income taxes	6,730	(1,084)	26
Other	(2,699)	132	142

Net cash provided by operating activities	34,508	26,587	20,630

Cash flows from investing activities:
Purchases of investments	(11,847)	(32,672)	(13,579)
Proceeds from sale and maturities of investments	17,330	13,965	21,646
Proceeds from sale of leased assets	1,632	—	—
Payments for products leased and held for lease	(9,520)	(3,846)	(3,737)
Purchases of property and equipment	(2,210)	(2,381)	(829)
Purchases of intangible assets	(7,239)	(916)	(1,018)
Proceeds from sale of intangibles assets	9,039	—	—
Acquisition of businesses, net of cash acquired	(228)	(38,594)	(1,730)
Proceeds from disposition of slot assets	—	8,858	—
Other	(3,483)	(954)	1

Net cash provided (used) by investing activities	(6,526)	(56,540)	754

Cash flows from financing activities:
Proceeds from issuance of convertible Notes	—	150,000	—
Repurchases of common stock	(38,643)	(100,024)	(25,827)
Proceeds from issuances of common stock, net	6,512	6,780	3,688
Notes issuance costs	—	(4,792)	—
Payment of long-term liabilities	(2,896)	(4,105)	(175)

Net cash provided (used) by financing activities	(35,027)	47,859	(22,314)

Effect of exchange rate changes on cash	(256)	—	—
Net increase (decrease) in cash and cash equivalents	(7,301)	17,906	(930)
Cash and cash equivalents, beginning of year	20,580	2,674	3,604

Cash and cash equivalents, end of year	$13,279	$20,580	$2,674

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2005	2004	2003
Non-cash transactions:
Note payable for patent purchase	$9,229	$—	$—
Note payable and contingent consideration issued in connection with the acquisition of a business or assets	880	11,616	—
Common stock issued for acquisition of CARD	—	24,557	—
Issuance of restricted stock	4,781	1,956	—
Unrealized gain on investments, net of tax	165	—	—
Cash paid for:
Income taxes, net of refunds	$5,576	$7,370	$6,664
Interest	1,919	906	13

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of business.    We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game play, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up Productions™, Inc. ("Shuffle Up") to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In June 2005, we announced details related to our Three Card Poker National Championship™ with a grand prize of $1 million dollars. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale and a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

 Principles of consolidation.    Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Effective May 1, 2004, we acquired CARD Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries ("CARD") in Austria. In August 2005, we acquired VIP Gaming Solutions Pty. Limited ("VIP"), a privately held corporation with headquarters located in Sydney, Australia, which strengthened our direct sales presence in the Asia-Pacific region. Additional information regarding our acquisitions is included in Note 3. Each of these acquisitions and/or agreements are included in our consolidated financial statements beginning on the effective date of the transactions.

 Pro forma stock based compensation expense.    We account for stock options and restricted stock granted to our employees and directors using the intrinsic value method. Intrinsic value represents the excess, if any, of the market value of the underlying common stock at the date of grant over the exercise price of the stock option or purchase price, if any, of the restricted stock.

Restricted stock—During the twelve months ended October 31, 2005 and 2004, we issued 193 and 90 shares of restricted stock, respectively, with an aggregate fair value of $4,781 and $1,955, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the twelve months ended October 31, 2005 and 2004, reflects $507 and $124, respectively, net of tax, of amortization of restricted stock compensation. Additionally, we estimate that restricted stock amortization will reduce net income for fiscal year 2006 by approximately $815, net of tax, for the unvested restricted stock outstanding as of October 31, 2005. This estimate excludes any future restricted stock grants.

Stock options—No compensation expense was recorded for stock options in any period presented because all stock options were granted at an exercise price equal to the market value of our stock on the date of grant. If compensation expense for our stock option grants had been determined based on their estimated fair value at the grant dates, our net income and earnings per share would have been as follows for the years ended October 31 (all share and per share amounts presented have been adjusted to reflect our stock splits discussed in Note 12):

	2005	2004	2003
Net income, as reported	$29,180	$24,144	$16,934
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax benefits	(10,485)	(7,881)	(4,350)

Pro forma net income	$18,695	$16,263	$12,584

Earnings per common share, basic:
As reported	$0.84	$0.67	$0.45
Pro forma	0.54	0.45	0.33
Earnings per common share, diluted:
As reported	$0.80	$0.64	$0.44
Pro forma	0.51	0.43	0.33
Weighted average fair value of options granted during the period	$14.43	$10.11	$9.79

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	49.5%	62.7%	65.3%
Risk-free interest rate	3.4%	3.1%	2.9%
Expected term of options	5.3 years	4.8 years	5.9 years

The most significant of these assumptions are the expected future volatility of our stock price and the expected period of time an optionee will hold an option ("Option Term"). Expected volatility was estimated using our stock's historical volatility and the implied volatility on its actively-traded options. Option term was estimated using historical grant, exercise and cancellation behavior. If actual future volatility and Option Term differ from our estimates, disclosed amounts for pro forma net income and earnings per share could be significantly different. Further, actual compensation, if any, ultimately realized by optionees may differ significantly from that estimated using an option valuation model. The stock-based compensation included in the table above represents the after-tax amount of pro forma compensation related to our stock incentive plans.

In February 2004, we granted options to our Chief Executive Officer in connection with the renewal of his employment agreement, extending his employment through October 2007. The agreement provided for the grant of 371 options, of which 247 options cliff vest on October 31, 2005 and 124 options cliff vest on

October 31, 2006. The option grants also provided for a vesting acceleration if our common stock prices exceed prices ranging from 30% to 50% over our common stock price on the date of grant. During April 2004, our common stock price exceeded the 50% threshold, and accordingly, the 371 options granted became fully vested. This resulted in the full Black-Scholes value of the grant of $3,134, net of tax, being reflected as pro forma compensation expense during the year ended October 31, 2004. Such expense reduced pro forma diluted earnings per share by approximately $0.08, for the year ended October 31, 2004, and is reflected in the table above.

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

The board's decision to accelerate the vesting of these options was based upon the issuance by the Financial Accounting Standards Board ("FASB") of Statement of Financial Accounting Standard ("SFAS") No. 123 Share-Based Payment (revised 2004) ("SFAS 123R"). By accelerating the vesting of these options, we believe that we reduced the impact of compensation expense in future periods associated with these options. Pro forma compensation expense associated with the accelerated option vesting totaled $6,700, net of tax. Such pro forma expense reduced diluted earnings per share by approximately $0.13, for the year ended October 31, 2005, and is reflected in the table above.

In September 2005, we granted 200 options to purchase common stock and 120 shares of restricted stock to our Chief Executive Officer. Both the options and the restricted stock will cliff vest on September 1, 2011. The option grants and the restricted stock also provided for a vesting acceleration if our common stock price exceeds prices ranging from approximately 50% to approximately 260%, on various dates, over our common stock price on the date of grant. The restricted stock grants, valued at $2,804, are being amortized to compensation expense over the cliff vesting period as it was deemed more likely than not that the acceleration criteria will not be achieved. This assessment will be re-evaluated on a quarterly basis.

Beginning with our quarterly period that began November 1, 2005, we will be required to expense the fair value of director and employee stock options and similar awards then outstanding or thereafter granted. SAB 107 requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, will impact cost of lease and royalties, cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. We estimate that the expensing of stock options will reduce net income for fiscal year 2006 by approximately $2,300, net of tax, for the unvested options outstanding as of October 31, 2005. This estimate excludes the impact of any future stock option grants.

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

 Inventories.    Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. We provide allowances for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.

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

  Lease and royalty revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product.

  Sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

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

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as modified by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

  •
  Whether the software is a significant focus of the marketing effort or is sold separately.

  •
  Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

  •
  Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in SFAS No. 86).

  •
  Whether an agreement includes service elements (other than PCS related services), such as training or installation, and whether such services are essential to the functionality of the software or whether such software is considered "off-the-shelf" (off-the-shelf software is software that is marketed as a stock item that can be used by customers with little or no customization). Conversely, "core software" requires significant customization of the software in order for the software to be used by the end customer.

Based on such guidance we have concluded that 1) the software associated with our shuffler and chipper products is incidental to the product as a whole and 2) the software associated with our Table Master and Bloodhound product is "off-the-shelf" and we have satisfied the customer-specified objective criteria (e.g., it has been designed and tested to operate in a similar environment to that of our customers and the product is shipped ready for our customer's to install). In all instances, we recognize revenue when the criteria above are met.

 Advertising costs.    We expense advertising and promotional costs as incurred, which totaled approximately $576, $1,150 and $791 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

 Research and development costs.    We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility when we receive gaming regulatory product approval which occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

 Concentration of credit risk.    Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable, investments in sales-type leases and notes receivable. We place our cash and cash equivalents with high credit quality institutions. Accounts receivable, investments in sales-type leases and notes receivable have concentration of credit risk because they all relate to our customers in the gaming industry. From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. At October 31, 2005, no single customer's balance exceeded 10% of our trade accounts receivable, net. One U.S. customer accounted for approximately 11% of our investment in sales-type leases and notes receivable. At October 31, 2005, no individual customer accounted for more than 10% of consolidated revenue.

 Products leased and held for lease.    Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a period of two to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months' lease payments, which are included on the consolidated balance sheets as customer deposits.

 Property and equipment.    Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

 Intangible assets.    Intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the trademark related to the CARD acquisition, which is not subject to amortization and is tested periodically for impairment, all of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 2 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. See Note 8.

 Impairment of long-lived assets.    We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

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

At October 31, 2005, the Company analyzed its cost method equity investment using the methodology described above and determined that such equity investment was impaired. Accordingly, the Company recorded a $1,000 impairment write-down equal to the full amount of the investment. Such impairment charge is reflected in other income (expense). No asset impairments were recorded in any other period presented. See Note 14.

 Goodwill.    In accordance with Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized.

We review our goodwill for impairment annually, in October, using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit's goodwill exceeds its fair value. No goodwill impairments were recorded in any period presented.

 Deferred revenue.    Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

 Foreign currency translation.    Our foreign subsidiaries' asset and liability accounts are translated into U.S. dollar amounts at the exchange rate in effect at the balance sheet date. Foreign exchange translation adjustments are recorded as a separate component of shareholders' equity. Revenue and expense accounts are translated at the average exchange rates for the year. Transaction gains and losses, the amounts of which are not significant for all periods presented, are included in other income (expense) on our consolidated statements of income.

 Earnings per common share.    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and issuable during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options, restricted stock and contingent convertible notes, if applicable, during the year, using the treasury stock method.

 Recently issued or adopted accounting standards.    In December 2004, the FASB reached unanimous consensus on Emerging Issues Task Force ("EITF") 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires us to include the dilutive effect of our outstanding contingent convertible notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the year ended October 31, 2005, no restatement of prior periods was required. For the year ended October 31, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation. See Note 11.

In November 2004, the FASB issued SFAS No. 151 revising Accounting Research Bulletin ("ARB") No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS 123R. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS 123R). We will continue to compute compensation expense for stock options using the Black-Scholes valuation model and will utilize the modified prospective method for adoption of SFAS 123R. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment ("SAB 107"), to provide interpretative guidance on SFAS 123R valuation methods assumptions used in valuation models and the interaction of SFAS 123R with existing guidance. SAB 107 also requires the classification of stock compensation expense to the same financial statement line item as cash compensation, and therefore, will impact cost of lease and royalties, cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. Therefore, beginning with our quarterly period that began November 1, 2005, we will be required to expense the fair value of stock options and similar awards then outstanding or thereafter granted. We estimate that the expensing of stock options will reduce net income for fiscal year 2006 by approximately $2,300, net of tax, for the unvested options outstanding as of October 31, 2005. This estimate excludes the impact of any future stock option grants. However, due to the "non-cash" nature of stock option expense, we do not expect the adoption of this statement to have an impact on our financial position and cash flows.

In December 2004, the FASB issued SFAS No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets", amending APB Opinion No. 29, which treated nonmonetary exchanges of similar productive assets as an exception from fair value measurement. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges have commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which includes our results as of October 31, 2005. The adoption of SFAS 153 had no impact on our results of operations or on our financial position as a result of adopting this statement.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004 ("FSP No. 109-1"). FSP No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction in accordance with SFAS No. 109. This statement was effective upon issuance. The adoption of this statement had no material impact on our results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board ("APB") Opinion No. 20 and SFAS No. 3. SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We have not yet completed our evaluation, or determined the impact to our results of operations of adoption of SFAS 154.

 Reclassifications.    Certain prior period amounts have been reclassified to conform to the current fiscal years' presentation, including the following for all periods presented:

Our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the "January 2005 Split") and April 16, 2004, to shareholders of record on April 5, 2004 (the "April 2004 Split"). Share and per share amounts have been adjusted to reflect both of the three-for-two stock splits; see Note 12.

2. SHORT TERM FINANCING OF STARGAMES ACQUISITION

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the "Credit Agreement"), pursuant to which we obtained a bridge loan (the "Bridge Loan") in the amount of $115,000, in order to, among other things, finance the acquisition of Stargames Limited ("Stargames"). The Bridge Loan will mature on April 24, 2006. Additional information regarding our acquisition of Stargames and related financing of the acquisition are included in Note 18.

Management intends and believes it has the ability, to refinance the Credit Agreement on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility and (iii) convertible debt through the issuance by private placement pursuant to Rule 144A under the Securities Act of 1933.

3. ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

 CARD.    Effective May 1, 2004, we acquired a 100% ownership interest in CARD from Casinos Austria AG. CARD, which is now a subsidiary of our Shuffle Master International subsidiary, provides us with a headquarters and direct sales force for international business centrally located in Vienna with a satellite office in New Zealand. CARD develops, manufactures and supplies innovative casino products including the one2six™ shuffler which accommodates up to six decks of cards and can be used for almost every casino card game. In addition, CARD's recently introduced products include the Easy Chipper®, a next-generation roulette chip sorting machine.

The acquisition was accounted for using the purchase method of accounting. Consideration to the seller consisted of $30,520 and the issuance of 1,151 (adjusted for stock splits) shares of our common stock. The common stock issued was valued based on the market value of our common stock at the acquisition date. In addition, total direct acquisition costs, consisting primarily of legal and due diligence fees, were $1,999, of which $69 was reflected in fiscal 2005. The total purchase price was comprised of the following:

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

 BTI.    On February 24, 2004, we acquired certain assets of Bet technology, Inc. ("BTI"), a privately held corporation that develops and distributes table games to casinos throughout North America.

The acquired assets and operations, which were assigned to our Entertainment Products segment, include the Fortune Pai Gow Poker®, Royal Match 21™ and Casino War® table games and related patents, trademarks and other intellectual property, as well as the "BET Technology, Inc." name. The acquired installed base of Fortune Pai Gow Poker, Royal Match 21, and Casino War table games was 1,090 units as of the acquisition date.

The acquisition price includes fixed installments and a promissory note, which is secured as set forth in the acquisition agreement, with contingent installment payments. The fixed installments comprise $6,000 that was paid on the closing date and $4,000 that was paid in August 2004. Subject to other terms and conditions, the contingent installments are based on future revenue performance of Fortune Pai Gow Poker. In November 2004, we began paying monthly note installments based on a percentage of such revenue for a period of up to ten years, not to exceed $12,000. We funded and expect to fund the acquisition price with existing cash and cash flow from operations.

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

A summary of the allocation of the acquisition cost is as follows:

Fair value of acquired assets:
Patents and games, average life of 11 years	$17,500
Trademark and other, average life of 14 years	260

Total fair value of acquired assets, average life of 11 years	17,760
Fixed installment to seller, paid August 2004	(4,000)
Contingent consideration	(7,616)

Cash purchase price	$6,144

 Patent Purchase Agreement.    On June 13, 2005, we entered into a patent purchase agreement (the "Two-Party Agreement") with International Game Technology ("IGT"). Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510. If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007. Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification ("RFID") patents from ENPAT Inc. ("ENPAT"), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino. Previously granted licenses to Progressive Gaming International Corporation ("PGIC") and Gaming Partners International for the use of these RFID patents will remain in effect. In addition, we sold IGT a fifty-percent ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables. As part of the equal ownership in the optical patents, IGT has been added as a named plaintiff in the MP Games I lawsuit (see Note 17 to our consolidated financial statements). Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471. IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. The $1,471 reimbursement in legal fees was recorded as a reduction of legal expense and the balance of the proceeds of $9,039 was recorded as a reduction in the carrying value of the patents. Additionally, the Two-Party Agreement contains certain non-compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively, (subject to shortening, based on certain future events), as discussed in the agreement. As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents. Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

In conjunction with the Two-Party Agreement, we entered into a separate worldwide product integration agreement (the "Three-Party Agreement") with IGT and PGIC to create a comprehensive, automated table management solution using complementary capabilities, technologies, and resources of the three companies. Under the terms of the Three-Party Agreement, we will be the provider of automatic card shufflers, card reading intelligent shoes, card and chip sorters and verifiers. IGT will be the provider of back-end table gaming management systems, including player tracking, patron loyalty and rewards, as well as bonusing applications. PGIC will be the provider of RFID bet recognition, automated gaming chip tracking and payoff recognition. Each company will cooperatively interface their respective products into a combined product offering to be known as the Intelligent Table System ("ITS"). The Three-Party Agreement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of table game player activity.

These agreements do not impact our ability to continue to separately market and sell our products which are a part of the projects which are the subject of the Two-Party Agreement and the Three-Party Agreement.

 Bet the Set "21".    Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc. The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set "21" side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the "Bet the Set" name. The acquired installed base of the Bet the Set "21" side bet table game was 205 units as of the acquisition date and was 184 units as of October 31, 2005.

The acquisition price included an initial cash payment of $540 paid in July 2005 and contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table game up to a maximum of $560. The balance at October 31, 2005, was $549.

 Spur Gaming Systems.    Effective August 1, 2005, we purchased certain assets from MultiShift, Inc., dba Spur Gaming Systems ("SPUR"), a privately held corporation that develops and distributes table games and related products to casinos throughout North America. As a result of the acquisition, we now own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow Poker and Progressive Jackpot Pai Gow Poker as well as a multishift drop box. The acquired installed base of games was 53 units as of the acquisition date and 51 units as of October 31, 2005.

The acquisition was accounted for under the purchase method of accounting. The acquisition price included a cash payment of $2,778 paid in August 2005, and consulting fees payable to SPUR, pursuant to a separate consulting agreement, in the amount of $25 per year, commencing on the closing date (August 1, 2005), and continuing for a period of five years, for a maximum of $125. Additionally, per the terms of the asset acquisition agreement by and among Shuffle Master, Inc., and SPUR ("Spur Agreement"), contingent royalty payments are due quarterly equal to 20% of any adjusted gross revenues, defined as any revenues or amount received by Shuffle Master, Inc., for placements of the Casino Cribbage Game and the Break Insurance Game. No such games were placed into service as of October 31, 2005.

 VIP Gaming Solutions.    In August 2005, we acquired VIP, a privately held corporation with headquarters located in Sydney, Australia. As a result of the acquisition, we acquired a broader direct sales presence within the Asia-Pacific region and expanded our product offerings to include a variety of table game related equipment and accessories.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values. The cash purchase price of $404 includes the initial payment of $308 and other direct costs in the amount of $96. The total purchase price was comprised of the following:

Cash, net of cash acquired of $177	$131
Note payable	320
Other direct acquisition costs	96

Total purchase price	$547

The preliminary allocation of the purchase price, which is subject to change based on a final valuation of the intangible assets acquired and liabilities assumed, is comprised of the following:

Historical book value of VIP net assets, excluding cash acquired, as of August 18, 2005	$68
Estimated fair value adjustments relating to:
Other current assets, net	130
Intangible assets, average life of 2 years	205
Goodwill	385
Accrued liabilities	(241)

$547

Intangible assets relate to a non-compete provision that is effective for a period of twenty-four months after the cessation of an employment agreement between the Company and a key employee at VIP. Under the terms of such employment agreement, we do not expect to begin amortizing the value of this non-compete provision until the years 2011 and 2012.

Accrued liabilities were comprised of vendor-related obligations, a deferred tax obligation and a loan to shareholder. Other current assets consist of a tax credit claim.

4. DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets to IGT.

Discontinued operations consisted of the following for the years ended October 31:

	2005	2004	2003
Revenues	$217	$2,279	$9,076

Gain (loss) from operations before tax	$110	$79	$(1,380)
Income tax (expense) benefit	(37)	(27)	735

Net income (loss) from operations	73	52	(645)

Gain on sale of slot assets	11	3,306	—
Exit Costs and other	—	(883)	—
Income tax expense	(8)	(848)	—

Gain on sale of slot assets, net	3	1,575	—

Discontinued operations, net	$76	$1,627	$(645)

In fiscal 2004, the gain on sale of slot assets included charges totaling $3,107 to adjust the carrying value of remaining slot products inventory, leased and available products, property and equipment and intangible assets to their estimated net realizable value.

In connection with the discontinuation of our slot products operations, we accrued estimated expenses of $1,286 for termination of slot-related contracts, closure of our leased slot products research and development facility in Colorado, and termination of slot products personnel (collectively, "Exit Costs"). The charge for Exit Costs is included in discontinued operations, net of tax, on our consolidated statements of income. During the year ended October 31, 2004, we substantially completed our exit activities at actual costs lower than our initial estimates. As a result, we reduced our accrued Exit Costs by $296. Remaining accrued Exit Costs relate to minimum royalty liabilities under abandoned slot license agreements, litigation costs and settlement of an existing legal case.

The following table summarizes the activity for our accrued Exit Costs as of October 31, 2005:

	Contract Terminations	Facility Closure	Severance	Other	Total
Exit Costs accrued, initial balance	$366	$324	$187	$409	$1,286
Adjustment to accrued Exit Costs	(152)	(70)	(24)	(50)	(296)
Cash payments	(114)	(254)	(163)	—	(531)

Balance, October 31, 2005	$100	$—	$—	$359	$459

5. FINANCIAL INSTRUMENTS

 Cash and cash equivalents.    Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

 Investments.    We classify all of our securities as available-for-sale. Our investments are recorded at fair market value, which, as of October 31, 2005 and 2004, approximated amortized cost.

Investments at fair value consisted of the following as of October 31:

	2005	2004
United States government and agency obligations	$20,809	$26,458

 Fair value disclosures of financial instruments.    We estimate that the fair values of accounts receivable, investment in sales-type leases, notes receivable and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

We estimate that the fair value of our Contingent Convertible Senior Notes as of October 31, 2005, is $158,625 based on quoted market prices.

Fair value of investments includes $165 and $0 of unrealized gains as of October 31, 2005 and 2004, respectively.

6. RECEIVABLES AND INVESTMENT IN SALES-TYPE LEASES

The following provides additional disclosure for accounts receivable, notes receivable and investment in sales-type leases as of October 31:

	2005	2004
Accounts receivable, net:
Trade receivables	$18,148	$11,945
Less: allowance for bad debts	(283)	(740)

	$17,865	$11,205

	2005	2004
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$13,329	$7,774
Notes receivable—table game licenses	10,269	6,516

Sub-total sales-type leases and notes receivable	23,598	14,290

Less: interest sales-type leases	(1,579)	(1,053)
Less: deferred service revenue	(2,033)	(939)
Less: allowance for bad debts	(631)	(491)

Investment in sales-type leases and notes receivable, net	19,355	11,807

Less: current portion sales-type leases	(3,929)	(2,651)
Less: current portion notes receivable — table game licenses	(4,290)	(2,088)

Long-term portion investment in sales-type leases and notes receivable	$11,136	$7,068

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases are interest-bearing at market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and contain bargain purchase options. Notes receivable includes financing arrangements for sales of our intellectual property products. Amounts are interest-bearing at market interest rates and require monthly installments ranging generally from 30 to 60 months. Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

Year ending October 31,
2006	$10,721
2007	8,417
2008	3,963
2009	487
2010	10

$23,598

7. OTHER BALANCE SHEET DATA

        The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2005	2004
Inventories:
Raw materials and component parts	$5,482	$3,912
Work-in-process	820	415
Finished goods	4,613	3,227

	10,915	7,554
Less: allowance for inventory obsolescence	(1,487)	(1,701)

	$9,428	$5,853

Products leased and held for lease, net:
Utility products	$18,091	$13,959
Entertainment products	3,183	2,398

	21,274	16,357
Less: accumulated depreciation	(12,111)	(10,896)

	$9,163	$5,461

Property and equipment, net:
Office furniture and computer equipment	$3,860	$4,321
Leasehold improvements	2,629	2,571
Production equipment and other	3,923	2,967

	10,412	9,859
Less: accumulated depreciation	(6,268)	(6,352)

	$4,144	$3,507

Other assets, net:
Debt issuance costs	$4,792	$4,792
Deposits	3,331	219
Equity Investment, at cost	—	1,000
Other	429	126

	8,552	6,137
Less: accumulated amortization debt issuance costs	(1,464)	(503)

	$7,088	$5,634

8. INTANGIBLE ASSETS AND GOODWILL

 Amortized intangible assets.    All of our recorded intangible assets, excluding goodwill and the CARD trademark, are subject to amortization. Amortization expense was $5,954, $3,308 and $2,075 for each of the years ended October 31, 2005, 2004, and 2003, respectively. Amortized intangible assets are comprised of the following as of October 31:

	Weighted Avg Useful Life	2005	2004
Amortized intangible assets:
Patents, games and products	10 years	$55,552	$50,589
Less: accumulated amortization		(9,478)	(4,862)

		46,074	45,727

Licenses and other	6 years	3,053	2,733
Less: accumulated amortization		(1,536)	(1,534)

		1,517	1,199

Total		$47,591	$46,926

Estimated amortization expense related to recorded intangible assets, excluding the CARD trademark, is as follows:

Year ending October 31,
2006	$6,262
2007	6,298
2008	6,627
2009	6,425
2010	5,927
Thereafter	16,052

$47,591

 Trademark.    Intangibles with an indefinite life consisting of the CARD trademark are not amortized and were $886 as of October 31, 2005 and 2004.

 Goodwill.    Changes in the carrying amount of goodwill for the year ended October 31, 2005, are as follows:

Balance at October 31, 2004	$37,556
CARD purchase accounting adjustment	124
Foreign currency translation adjustment	(2,048)
Acquisition of VIP	385

Balance at October 31, 2005	$36,017

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. We have assigned all goodwill to our Utility Products segment, as defined under SFAS 131.

9. NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities consisted of the following as of October 31:

	2005	2004
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Note payable, fixed rate interest at 2.00%, due in installments through 2005	—	250
BTI acquisition contingent consideration	6,167	7,616
ENPAT note payable, non-interest bearing, due in installments through 2007	8,518	—
Bet the Set "21" contingent consideration	549	—
VIP note payable	318	—
Other	189	32

	165,741	157,898
Less: current portion	(3,082)	(250)

	$162,659	$157,648

 Contingent convertible senior notes.    In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 (the "Notes") through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

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

The Notes are convertible, at the holders' option, into cash and shares of our common stock, under any of the following circumstances:

  •
  during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

  •
  if we have called the Notes for redemption and the redemption has not yet occurred;

  •
  during the five trading day period immediately after any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 in principal amount of the Notes, provided that, if on the date of any conversion pursuant to this trading price condition, our common stock price on such date is greater than the conversion price but less than 120% of the conversion price, then the holder will be entitled to receive Conversion Value (as defined in the indenture covering these Notes) equal to the principal amount of the Notes, plus accrued and unpaid interest including liquidated damages, if any; or

  •
  upon the occurrence of specified corporate transactions.

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

Debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the initial call period ending April 15, 2009. Amortization of debt issuance costs were $961 and $503 for the year ended October 31, 2005 and 2004, respectively. Unamortized debt issuance costs of $3,328 as of October 31, 2005, are included in other assets on the consolidated balance sheets.

 BTI liabilities.    In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2005, was $6,167.

 ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of October 31, 2005, of $8,518 represents the discounted present value of the future payments, including imputed interest of approximately $352. Principal and interest payments of $3,000 each are due in December 2005, 2006, and 2007.

 Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21", we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2005, was $549.

 VIP note payable.    In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of October 31, 2005 was $318.

 Note payable.    In August 2002, we purchased a patent and the Bloodhound product from Casino Software and Services, LLC for cash of $300 and a note payable for $600. The note bore interest at 2.0% annually and was paid in full in August 2005.

 Credit facility.    In connection with the contingent convertible senior notes issuance mentioned above, on April 13, 2004, we terminated our $15,000 revolving credit agreement that we had maintained with U.S. Bank, N.A.

Maturities of long-term debt, excluding contingent consideration, for the five fiscal years ending subsequent to October 31, 2005, are as follows:

Year ending October 31,
2006	$3,091
2007	2,903
2008	2,903
2009	150,064
2010	64

Total	$159,025

10. EQUITY INCENTIVE PLANS

In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the "2004 Directors' Plan"). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors' Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock, individually or in any combination (collectively referred to as "Awards"). Stock options may not be granted at an exercise price less than the market value of our common stock at the date of grant and may not be subsequently repriced. Options granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Options granted under the 2004 Directors' Plan generally vest immediately and expire in ten years.

The 2004 Plan provides for the grants of Awards to our officers, other employees and contractors. The maximum number of Awards which may be granted is 2,700 of which no more than 1,890 may be granted as restricted stock. The 2004 Directors' Plan provides for the grants of Awards to our non-employee directors. The maximum number of Awards which may be granted is 1,125 of which no more than 788 may be granted as restricted stock.

As of October 31, 2005, 1,270 and 928 shares are available for grant under the 2004 Plan and 2004 Directors' Plan, respectively.

Restricted stock—During the twelve months ended October 31, 2005 and 2004, we issued 193 and 90 shares of restricted stock, respectively, with an aggregate fair value of $4,781 and $1,955, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders' equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the year ended October 31, 2005 and 2004, reflects $507 and $124, respectively, net of tax, of amortization of restricted stock compensation.

Stock options—A summary of stock option activity and weighted average exercise prices for the years ended October 31 is as follows:

	2005		2004		2003
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	3,789	$11.77	4,551	$7.97	3,449	$4.89
Granted	983	29.25	1,019	18.49	2,445	10.68
Exercised	(851)	7.28	(1,445)	5.12	(933)	4.02
Forfeited	(99)	21.29	(336)	9.37	(410)	7.17

Outstanding, end of year	3,822	17.01	3,789	11.77	4,551	7.97

Exercisable, end of year	2,332	$17.22	1,821	$10.08	1,892	$4.99

The following table summarizes information concerning options outstanding and options exercisable as of October 31, 2005:

		Outstanding			Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$	-$ 3.06	2	2.8	$1.42	2	$1.42
	3.07- 6.11	98	5.8	5.23	98	5.23
	6.12- 9.17	422	6.4	8.34	271	8.23
	9.18- 12.22	738	7.1	10.49	336	10.53
	12.23- 15.28	1,032	8.1	13.37	703	13.85
	15.29- 18.34	74	8.2	16.02	8	15.96
	18.35- 21.39	310	8.4	19.66	241	19.21
	21.40- 24.45	208	8.7	22.99	136	22.32
	24.46- 27.50	65	10.0	25.10	—	—
	27.51- 30.56	873	9.3	29.51	537	30.42

		3,822	8.0	17.01	2,332	17.22

11. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004 and January 2005):

	2005	2004	2003
Income from continuing operations	$29,104	$22,517	$17,579

Basic:
Weighted average shares	34,924	35,955	37,626

Diluted:
Weighted average shares, basic	34,924	35,955	37,626
Dilutive impact of options and restricted stock outstanding	1,343	1,353	1,035
Dilutive effect of contingent convertible notes	111	—	—

Weighted average shares, diluted	36,378	37,308	38,661

Basic earnings per share	$0.83	$0.63	$0.47
Diluted earnings per share	$0.80	$0.60	$0.45

We account for our Notes in accordance with EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-8 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the year ended October 31, 2005, no restatement of prior periods was required. For the year ended October 31, 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

12. SHAREHOLDERS' EQUITY

 Stock splits.    In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005 (the "January 2005 Split"). In connection with the January 2005 Split, we paid cash of $68 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

In March 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the "April 2004 Split"). In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

Share and per share amounts have been adjusted for all periods presented herein to reflect both the January 2005 Split and the April 2004 Split.

 Common stock repurchases.    Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the year ended October 31, 2005, we repurchased 1,473 shares of our common stock for a total cost of $38,643 at an average price of

$26.24 per share. Under our board authorizations, during the years ended October 31, 2004 and 2003, we repurchased 1,991 and 2,732 shares of our outstanding stock at total costs of $42,524 and $25,827, respectively. We cancel shares that we repurchase. In addition, in April 2004, our board of directors authorized and we repurchased, in private transactions, an additional 2,806 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes. As of October 31, 2005, $8,831 remained outstanding under our board authorizations.

 Tax benefit from stock option exercises.    During each of the years ended October 31, 2005, 2004 and 2003, we recorded income tax benefits of $5,287, $5,388 and $2,661, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes. Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

 Class A preferred stock.    On June 26, 1998, in connection with the adoption of our shareholder rights plan, our board of directors designated and established 506,409 (as currently adjusted) shares of no par value Class A Preferred Stock (the "Preferred Stock"). Holders of our Preferred Stock are entitled to one hundred votes on any matters submitted to vote by our shareholders, an aggregate dividend of one hundred times any dividend declared on our common stock and a liquidation preference of one hundred times any liquidation payment amount to our common shareholders. No shares of Preferred Stock have been issued.

 Preferred stock purchase rights.    In February 2005, we amended our Shareholder Rights Agreement, dated June 26, 1998 (the "Rights Agreement"). As more fully described therein, and subject to the terms thereof, the Rights Agreement, as amended, generally gives holders of our common stock rights to acquire shares of our preferred stock upon the occurrence of specified events. The amendment (a) eliminated all requirements in the Rights Agreement that actions, approvals and determinations to be taken or made by our board of directors be taken or made by a majority of the "Continuing Directors," and (b) reflects the change of the name of our stock transfer agent to Wells Fargo Bank, N.A. The amendment eliminated from the Rights Agreement those provisions commonly referred to as "dead hand" provisions.

The Shareholder Rights Agreement was implemented by distributing one preferred share purchase right (a "Right") for each outstanding share of our common stock held of record as of July 10, 1998. Additionally, we further authorized and directed the issuance of one Right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire as described below. Each Right initially entitles holders of our common stock to buy one one-hundredth of a share of our Preferred Stock at a price of $5.33 (as currently adjusted), subject to adjustment. The Rights will generally become exercisable after a person or group acquires beneficial ownership of 20% or more of our common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of our common stock.

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

13. EMPLOYEE BENEFIT PLANS

 U.S. defined contribution plan.    We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers U.S. employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the years ended October 31, 2005, 2004 and 2003, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $234, $194, and $164, respectively.

 Austrian pension commitments.    In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements in the years ended October 31, 2005, 2004 and 2003 were $36, $25 and $0, respectively.

14. OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following for the years ended October 31:

	2005	2004	2003
Interest income	$2,336	$888	$303
Interest expense	(3,263)	(1,497)	(11)
Foreign currency gain (loss)	215	(992)	(18)
Impairment write-down of cost method equity investment	(1,000)	—	—
Other	55	1	(18)

	$(1,657)	$(1,600)	$256

For the year ended October 31, 2005, interest income includes $502 related to Federal income tax refunds for the years ended October 31, 2001, 2000 and 1999. For the years ended October 31, 2005, 2004 and 2003 interest income related to sales-type leases and notes receivable was $948, $480 and $125, respectively.

Prior to the completion of our CARD acquisition in fiscal 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. Such contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the year ended October 31, 2004. As of October 31, 2005, we had no outstanding foreign exchange contracts.

The increase in interest expense is primarily due to the issuance of $150,000 of Notes due in April 2024. Accrued interest of $83 and $78 is included in accrued liabilities on the consolidated balance sheet as of October 31, 2005 and 2004, respectively.

For the quarter and fiscal year ended October 31, 2005, we recorded a $1,000 impairment write-down related to a cost method equity investment.

15. INCOME TAXES

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

The income tax provision (benefit) attributable to our continuing and discontinued operations is as follows for the years ended October 31:

	2005	2004	2003
Continuing operations	$14,496	$12,125	$9,458
Discontinued operations	44	876	(735)

Total	$14,540	$13,001	$8,723

The components of the provision for income taxes from continuing operations are as follows for the years ended October 31:

	2005	2004	2003
Current:
Federal	$16,364	$9,447	$9,088
State	1,210	1,082	779
Foreign	(526)	526	218

	17,048	11,055	10,085

Deferred:
Federal	(2,980)	718	(627)
State	(312)	—	—
Foreign	740	352	—

	(2,552)	1,070	(627)

Total	$14,496	$12,125	$9,458

Deferred tax assets and liabilities consisted of the following as of October 31:

	2005	2004
Deferred tax assets:
Inventories	$976	$815
Accounts receivable	368	430
Employee benefits	234	172
Deferred revenue	44	369
Investment impairment reserves	376	—
Other reserves	415	265
Restricted stock	380	67
Depreciation	87	—
Foreign net operating loss carryforward	407	319
Contingent consideration on patent purchase	2,525	2,666
Other	133	333

Total gross deferred tax assets	5,945	5,436
Less: valuation allowance	(363)	(319)

Deferred tax assets	5,582	5,117

Deferred tax liabilities:
Goodwill	908	527
Depreciation	—	530
Intangible amortization	273	2,178
Other	164	19

Total gross deferred tax liabilities	1,345	3,254

Net deferred tax assets	$4,237	$1,863

As of October 31, 2005, we have available $1,210 of Australian net operating losses which can be carried forward indefinitely. We have recorded a deferred tax asset of $363 related to these operating losses and a corresponding valuation allowance of $363 to fully provide for this deferred income tax benefit that may not be realized.

We have not provided U.S. Federal income tax on $5,556 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2005	2004	2003
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Permanent differences	(1.9)%	(1.4)%	(0.8)%
State income taxes, net of federal benefit	2.1%	2.0%	2.0%
Federal tax credits	(1.8)%	(1.4)%	(1.7)%
Effect from foreign tax rate differences	0.7%	0.9%	1.0%
Other	(0.8)%	(0.1)%	(0.5)%

Effective tax rate	33.3%	35.0%	35.0%

The decline in our effective tax rate from the prior years is primarily attributed to tax provision to tax return true-up related to differences in estimated versus actual State income tax rates and Federal tax credits.

16. OPERATING SEGMENTS

We have five primary product lines: Shufflers, Proprietary Table Games, Table Master, Intelligent Table System ("ITS") and Chip Sorting Machines. Our Shufflers and Proprietary Table Games are each significant to our operating results. Our Table Master and ITS product lines, while important to our strategic direction, consist primarily of research and development activities to date. We added Chip Sorting Machines to our product offerings in May 2004 with our acquisition of CARD.

As a result of our redefined product strategy and the divestiture of our slot products, beginning in fiscal year 2004, we realigned our reportable segments. We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, ITS and Chip Sorting Machine product lines. Entertainment Products includes our Proprietary Table Games and Table Master product lines. Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

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

Goodwill of $36,017 and $37,556 as of October 31, 2005 and 2004, respectively, has been allocated to the Utility product segment. No goodwill has been allocated to the Entertainment product segment.

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	2005	2004	2003
Revenue:
Utility products	$67,029	$45,947	$33,092
Entertainment products	45,539	38,705	25,151
Corporate	292	131	108

	$112,860	$84,783	$58,351

Income (Loss) from operations:
Utility products	$32,595	$21,362	$16,970
Entertainment products	33,529	29,586	20,316
Corporate	(20,867)	(14,706)	(10,505)

	$45,257	$36,242	$26,781

Depreciation and amortization:
Utility products	$7,186	$3,606	$2,074
Entertainment products	2,364	1,767	710
Corporate	2,629	1,846	1,174

	$12,179	$7,219	$3,958

Capital expenditures:
Utility products	$11,395	$3,705	$3,530
Entertainment products	5,203	787	331
Corporate	2,371	2,628	924

	$18,969	$7,120	$4,785

Assets, end of year:
Utility products	$99,265	$88,019	$21,287
Entertainment products	40,979	30,868	9,161
Corporate	52,873	66,405	21,134

	$193,117	$185,292	$51,582

Revenues by geographic area are determined based on the location of our customer. For the years ended October 31, 2005, 2004 and 2003, sales to customers outside the United States accounted for 23%, 23%, and 17% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2005		2004		2003
Revenue:
United States	$87,250	77.3%	$65,583	77.4%	$48,258	82.7%
Canada	5,303	4.7%	6,419	7.6%	4,115	7.1%
Other North America	2,214	2.0%	2,568	3.0%	2,475	4.2%
Europe	8,147	7.2%	4,159	4.9%	1,579	2.7%
Australasia	9,071	8.0%	4,514	5.3%	1,393	2.4%
Other	875	0.8%	1,540	1.8%	531	0.9%

	$112,860	100.0%	$84,783	100.0%	$58,351	100.0%

Long-lived assets, end of year:
United States	$56,143	47.4%	$41,077	38.4%	$17,827	80.4%
Austria	53,799	45.4%	59,755	55.8%	—	0.0%
Australia	6,617	5.6%	5,985	5.6%	4,048	18.3%
Other	1,866	1.6%	221	0.2%	289	1.3%

	$118,425	100.0%	$107,038	100.0%	$22,164	100.0%

17. COMMITMENTS AND CONTINGENCIES

 Operating leases.    We lease office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was approximately $1,116, $979 and $997 for the years ended October 31, 2005, 2004, and 2003, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2005, are as follows:

Year ending October 31,
2006	$1,273
2007	1,009
2008	665
2009	510
2010	409
Thereafter	513

$4,379

 Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2005, our significant inventory purchase commitments totaled $6,254.

 Employment agreements.    We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2005, minimum aggregate severance benefits totaled $4,914.

 Tax contingencies.    The Company has open tax years with various significant taxing jurisdictions including the United States, Austria, and Canada. Such open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit period. As of October 31, 2005, the Company has established a liability of $572 for those matters where the amount of loss is probable and reasonably estimable. The amount of the liability is based on management's best estimate given the Company's history with similar matters and interpretations of current laws and regulations.

 Legal proceedings.    Our current material litigation and our current assessments are described below. Litigation is inherently unpredictable. Our assessment of each matter may change based on future unknown or unexpected events. Subject to the foregoing, we believe we will prevail in each of the material litigation actions described below. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

Certain of our litigation relate to products or patents associated with our discontinued slot products operations. Legal expenses and settlement proceeds or payments associated with these matters, if any, are included in the Discontinued Operations caption on our condensed consolidated statements of income.

  Continuing operations—

  VendingData I — On July 12, 2005, we settled our litigation (known as VendingData I) with VendingData Corporation ("VendingData") over VendingData's Random Ejection shuffler. Under the terms of the settlement, VendingData was required to pay us $800, one-half of which was received on July 14, 2005, and the other half of which is payable in May 2006. VendingData signed a Confession of Judgment related to the second payment of $400 which was filed and entered by the Court. We granted VendingData a conditional Covenant Not to Sue concerning our U.S. patents 6,028,258 and 6,325,373 (except for claims 6 and 7 of the 6,325,373 patent), which were the patents at issue in the VendingData I litigation. Each party has completely and fully released the other for any acts or omissions committed prior to July 12, 2005, except that, these releases have no effect with respect to our patent infringement claims against VendingData's PokerOne™ shuffler in the VendingData II litigation. The VendingData I settlement does not restrict either party's ability to bring new actions for any wrongful acts or acts of infringement committed after July 12, 2005.

  VendingData II — In October 2004, we filed a second patent infringement lawsuit against VendingData Corporation ("VendingData II"). This second suit alleges that the use, importation and offering for sale of VendingData's PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case mentioned above). VendingData II was filed in the U.S. District Court for the District of Nevada (the "Court") in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData's infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

  On November 29, 2004, the Court granted our motion for a preliminary injunction (the "Injunction"). The Injunction became effective upon our posting of a $3,000 cash security with the court on November 30, 2004. This security deposit is included in other assets on our consolidated balance sheet and included in cash flows from investing activities in our consolidated statement of cash flows. On December 17, 2004, the Court denied VendingData's two emergency motions to modify the Injunction.

  In March 2005, the Court of Appeals for the Federal Circuit (the "Federal Circuit") stayed the Injunction based on a technical defect in the Court's process in granting the Injunction, and not on its merits. In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Judge Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData's PokerOne™ shuffler. The Magistrate Judge's findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. The Magistrate Judge's Recommendation is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. We have filed a written objection with the Court to the Magistrate Judge's ruling. This objection is now pending.

  On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that they did not believe that infringement exists under VendingData's claim construction. We continue to believe that infringement exists under either our claim construction or VendingData's claim construction, and we continue to believe that our claim construction is the proper one. The Federal Circuit did not rule on whether our claim construction or VendingData's claim construction is the proper one. There can be no guarantee that the Court or, upon any further appeal, the Federal Circuit will agree with our claim construction. We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim.

  TCS — On July 15, 2005, we executed a settlement agreement with Technical Casino Supplies, Ltd. ("TCS"). As part of the settlement agreement, each party has completely and fully released the other for any acts or omissions committed prior to June 27, 2005. Under the terms of the settlement agreement, we paid TCS a one-time payment of $215 in settlement of disputed invoices and commissions relating to the previously terminated International Distribution Agreement with TCS (the "TCS Agreement"). The TCS Agreement had been terminated by the Arbitrator on December 22, 2004.

  GEI — In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. ("GEI") in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI's 3-5-7 Poker™ game infringes one of our Three Card Poker® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid. The case is presently in the discovery phase. In November 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending.

  Awada—On April 25th and April 26th, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the "Game Option Agreement", be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court's rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties' damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130,000 including all interest. We had fully reserved for this amount. On June 1, 2005, the Court dismissed with prejudice all other claims asserted by plaintiffs.

  Plaintiffs have appealed the Court's order granting the rescission of the "Game Option Agreement" to the Nevada Supreme Court. The case is currently in the Nevada Supreme Court mandatory settlement program.

  Awada II — On September 12, 2005, we filed a new lawsuit against defendants Awada and Gaming Entertainment, Inc. The lawsuit alleges that our Four Card Poker® game is being infringed and illegally copied by the defendants' Play Four Poker game. The lawsuit claims that the defendants are violating the federal Lanham Act by infringing the trademark/trade dress of our Four Card Poker® game, and that the defendants are committing acts of unfair competition, interference with prospective business advantage and conversion. Our action seeks appropriate injunctive relief against defendants' Play Four Poker game, as well as unspecified monetary damages. On September 15, 2005, the U.S. District Court for the Federal District of Nevada issued a temporary restraining order against defendants' Play Four Poker game and its layout. The temporary restraining order prohibits the defendants from displaying or advertising the infringing layout.

  On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants' counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants' counterclaims. On January 24, 2006, defendants filed an opposition to our motion to dismiss. The Court set a hearing date of March 27, 2006 to hear our motion to dismiss.

  MP Games I — In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants' MP21 System infringes two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants' breach of contract counterclaim. The case is currently in the discovery phase. In the recent Two-Party Agreement transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and IGT has been added as a named plaintiff in this lawsuit. In June 2005, the defendants filed the same, previously dismissed, breach of contract claim, and several other related claims as a new lawsuit in the U.S. District Court for the Western District of Washington, as explained below. On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in Shuffle Master's favor on a number of disputed terms and in the defendants' favor on others. Some or all of these rulings may be overturned on appeal. Litigation will continue on all claims in the case.

  MP Games II — In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. The complaint seeks a permanent injunction against our MD2 shuffler with card recognition, an unspecified amount of damages and other relief. We deny the plaintiffs' allegations. We filed a motion to dismiss and/or stay some of the plaintiffs' allegations. On February 22, 2006, the Court denied our motion to dismiss the trade secret claim and granted our motion to stay the trade secrets and breach of contract claims pending further order of the Court. A scheduling conference was set for March 21, 2006. We will vigorously contest and deny any liability.

  Discontinued operations—

  IGCA — In April 2001, we were sued by Innovative Gaming Corporation of America ("IGCA"), a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are us and Joseph J. Lahti, our former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses. We deny the plaintiff's claims. In 2004, IGCA filed for bankruptcy and a trustee was appointed. In December 2005, we entered into a settlement agreement with the trustee to settle all of IGCA's claims for $150. On January 25, 2006, the Bankruptcy Court approved the settlement agreement. A written order has not yet been issued and the time for appeal, if any, has not yet run.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

18. SUBSEQUENT EVENTS

 Stargames.    On November 15, 2005, in Sydney, Australia (which was November 14, 2005 in the United States) we announced that through our wholly owned indirect Australian subsidiary, Shuffle Master Australasia Pty Ltd, we submitted formal takeover offer ("Offer") documents to the Australian Securities and Investments Commission outlining our intent to acquire for cash all of the outstanding shares of Stargames, a public company traded on the Australian Stock Exchange, for AU$1.55 (approximately US$1.14) per share. The transaction is subject to Stargames' shareholders' acceptance, regulatory approvals, and the satisfaction of certain other conditions. The purchase price is approximately US$112,000. In addition, concurrently with the execution of the formal takeover Offer documents, we also signed two option agreements with CVC Limited and another subsidiary of CVC Limited which, collectively, grant us an exclusive option to acquire 17.83% of Stargames' shares for AU$1.55, which are the subject of the Offer and which were then owned by the two CVC entities.

As of December 20, 2005, we received all necessary legal and regulatory approvals. This includes all approvals required by gaming sector regulatory authorities in the Australian jurisdictions of New South Wales, Victoria and South Australia.

On January 9, 2006, in Sydney, we waived the remaining unsatisfied conditions to our Offer to acquire the Stargames shares. We have now received shareholder acceptances, including the CVC shares, under the Offer representing in excess of 95% of Stargames shares. The closing date of our Offer occurred on January 30, 2006.

On February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. We will begin consolidating Stargames' operating results as of February 1, 2006, and have begun the compulsory acquisition process to obtain all remaining shares, a process which we anticipate will take approximately 40 days. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan's maturity.

Stargames is based in Sydney, Australia and develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Its product offerings include Rapid Table Games™, Vegas Star® Multi-Terminal Gaming Machines, and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. The Rapid series of games, which we already distribute in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo® and Rapid Big Wheel®. Vegas Star® Multi-Terminal Gaming Machines feature animated dealers and a selection of public domain table games. The Vegas Star® Nova line utilizes Stargames existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. Stargames has approximately 190 employees including 80 in design and development.

 Deutsche Bank Loan.    On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the "Credit Agreement"), pursuant to which we obtained a bridge loan (the "Bridge Loan") in the amount of $115,000, in order to, among other things, finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The Bridge Loan is unsecured. The obligations under the Bridge Loan are guaranteed by each wholly- owned domestic subsidiary of the Company that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after January 25, 2006, if any. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature.

 Sona Mobile.    In January 2006, we entered into a strategic alliance with Sona Mobile, Inc. ("Sona") to license, develop, distribute and market "in casino" wireless handheld gaming content and delivery systems to casinos throughout the world. Under the terms of the agreement, Sona will develop a Shuffle Master-branded wireless gaming platform for in-casino use that will feature handheld versions of our proprietary table game content as well as other popular public-domain casino games. Our and Sona's ability to proceed with such "in-casino" wireless gaming is subject to approvals by the relevant regulatory and legislative authorities.

On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona Mobile Holdings Corp.'s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between Sona and the Company dated December 29, 2005. Additionally, as part of our investment in Sona, we will receive one seat on the Sona Board of Directors.

SHUFFLE MASTER, INC.

QUARTERLY FINANCIAL DATA

(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2005:
Revenue	$25,370	$27,128	$27,272	$33,090
Gross profit	19,441	20,422	20,275	23,462
Income from continuing operations	6,079	6,829	8,051	8,145
Net income	6,122	6,845	8,059	8,154
Earnings per share — continuing operations:
Earnings per share, basic	0.17	0.19	0.23	0.24
Earnings per share, diluted	0.17	0.19	0.22	0.23
2004:
Revenue	$15,609	$20,156	$23,083	$25,935
Gross profit	12,611	16,315	17,506	18,948
Income from continuing operations	4,410	5,334	6,237	6,536
Net income	5,854	5,502	6,250	6,538
Earnings per share — continuing operations:
Earnings per share, basic	0.12	0.14	0.18	0.19
Earnings per share, diluted	0.11	0.14	0.17	0.18

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

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005. Additionally, our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted to reflect these splits. See Note 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2005 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, as of October 31, 2005 our disclosure controls and procedures were not effective. As a result, additional review, evaluation and oversight were required on the part of management to ensure we adequately compensated for the weakness in our internal control over financial reporting.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of October 31, 2005 and the material weakness described below, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2005. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on such evaluation, management identified deficiencies that were determined to be a material weakness. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes certain businesses acquired in fiscal year 2005. These businesses contributed approximately 0.1% of our total revenue and 0.5% of our total assets at October 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below, management concluded that our internal control over financial reporting was not effective as of October 31, 2005.

The specific material weakness identified by management is described as follows:

 Inadequate controls for non-routine transactions:    We did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions', identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. This deficiency of the design and operating effectiveness of internal control over financial reporting resulted in a material weakness. Management's material weakness determination was based upon the likelihood and potential magnitude of a misstatement to the annual or interim financial statements being greater than inconsequential and more than remote.

As a result of the identification subsequent to fiscal year end of a material weakness in our internal controls for the year ended October 31, 2005, we performed additional analysis and post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These procedures were performed to test the propriety of revenue recognition and included the following:

  •
  Developed and implemented a comprehensive revenue recognition testing work program based on a risk assessment that determined the scope of transactions to be tested.

  •
  Reviewed transactions for appropriate revenue recognition, including proper period cut-off.

  •
  Examined fiscal 2005 distributor arrangements and transactions.

  •
  Examined transactions with new customers and new product lines.

  •
  Reviewed transactions for non-standard terms and whether such non-standard terms were properly accounted for.

Deloitte & Touche LLP has issued an attestation report on management's assessment of our internal control over financial reporting. This report follows this Item 9A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to October 31, 2005, we have undertaken, and will continue to undertake, extensive work to remedy the material weakness described above, including identifying specific remediation initiatives. As of February 24, 2005, we have identified and begun to implement the following actions:

  •
  Improving the contract administration process to ensure the approval and circulation of non-standard contracts, arrangements or transactions;

  •
  Providing additional and on-going training to finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, especially in the area of revenue recognition. Additionally, we will provide training to our sales organization to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

  •
  Employing additional finance and accounting staff as well as adding additional qualified personnel and consultants to assist in the remediation and monitoring of internal control deficiencies.

The implementation of these initiatives and additional procedures being developed is a priority for us in fiscal year 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Shuffle Master, Inc. and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of October 31, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of certain businesses acquired in fiscal 2005 whose financial statements reflect total assets and revenues constituting 0.5% and 0.1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2005. Accordingly, our audit did not include the internal control over financial reporting for these acquired businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

          Inadequate controls for non-routine transactions:    The Company did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions', identification and communication of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. This deficiency of the design and operating effectiveness of internal control over financial reporting resulted in a material weakness. Due to the potential for misstatements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2005 of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2005 of the Company and our report dated February 21, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
February 21, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•
Information regarding our directors, including the audit committee financial expert, appears under the caption "Election of Directors" in our Fiscal 2005 Proxy Statement and is incorporated herein by reference.

•
Executive Officers of the Registrant. The information under the caption "Executive Officers" in our Fiscal 2005 Proxy Statement is incorporated herein by reference.

•
Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Fiscal 2005 Proxy Statement is incorporated herein by reference.

•
Information regarding our Code of Conduct appears in our Fiscal 2005 Proxy Statement, under the caption "Proposal 1—Election of Directors—Corporate Governance—Compliance Committee," and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Compensation of Directors," "Report of Compensation Committee on Executive Compensation," and "Stock Performance Graph" in our Fiscal 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Fiscal 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Party Transactions" in our Fiscal 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee's approval policies and procedures appears in our Fiscal 2005 Proxy Statement under the captions "Independent Auditor" and "Report of the Audit Committee" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report.
	2.	Financial Statement Schedules
		All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	3.	Management Contracts, Compensatory Plans and Arrangements
		Management contracts, compensatory plans and arrangements are listed as exhibits 10.1 through 10.18 included in Item 15(b) of this Annual Report.

(b)	Exhibits
	3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
	3.2	Articles of Amendment to Articles of Incorporation of Shuffle Master, Inc., effective January 14, 2005 (incorporated by reference to exhibit 3.2 to our Annual Report on Form 10-K, filed January 13, 2005).
	3.3	Articles of Correction of Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc., effective March 15, 2005 (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K, filed March 18, 2005).
	3.4	Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
	3.5	Amendment to Shuffle Master's Corporate Bylaws, as adopted by our board of directors on January 11, 2005 (incorporated by reference to exhibit 3.4 to our Annual Report on Form 10-K filed January 13, 2005).
	4.1	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to our Current Report on Form 8-K dated June 26, 1998).
	4.2	Amendment No. 1 to Rights Agreement dated January 25, 2005 (Incorporated by reference to our Current Report on Form 8-K dated February 10, 2005).
	4.3	Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.4	Agreement and Guaranty dated May 12, 2004, by and between Casinos Austria AG and Cai Casinoinvest Middle East GMBH on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.3 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.5	Purchase Agreement, dated April 15, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.4 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

4.6	Registration Rights Agreement dated April 21, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. and Goldman, Sachs & Co relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.5 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
4.7	Indenture, dated as of April 21, 2004, between Shuffle Master, Inc. and Wells Fargo Bank, N. A. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.6 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
10.1	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
10.2	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.3	Shuffle Master, Inc. Restated Outside Directors' Option Plan dated January 24, 2002 (Incorporated by reference to Exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).
10.4	Shuffle Master, Inc. 2004 Equity Incentive Plan (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.5	Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.6	Employment Agreement, by and between Shuffle Master, Inc. and Mark Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.7	Covenant Not to Compete by and between Shuffle Master, Inc. and Mark L. Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.8	Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated January 9, 2006.
10.9	Employment Agreement, by and between Shuffle Master, Inc. and Richard L. Baldwin, dated September 20, 2004 (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K dated September 20, 2004).
10.10	Employment Agreement by and between Shuffle Master, Inc. and Paul Meyer dated October 31, 2005 (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K filed on November 4, 2005).
10.11	Patent Purchase Agreement by and between International Game Technology and Shuffle Master, Inc. dated June 13, 2005 (request for confidential treatment filed with SEC) (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-K, filed September 9, 2005).
10.12	Product Development and Integration Agreement by and among Shuffle Master, Inc., Progressive Gaming International Corporation and International Game Technology dated June 13, 2005 (request for confidential treatment filed with SEC) (Incorporated by reference to exhibit 10.2 of our Quarterly Report filed September 6, 2006 (confidential Treatment requested under 17 C. F. R. Section 240.24b-2).
10.13	Distributorship Agreement by and between Machines Games Automatics, S.A. and Shuffle Master GMBH & CO KG dated May 17, 2005 (request for confidential treatment filed with SEC) (filed as exhibit 10.1 to our Current Report on Form 8-K filed September 16, 2005)
10.14	Call Option Deed by and between Shuffle Master, Inc. and CVC Limited dated November 15, 2005 (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 15, 2005).

10.15	Call Option Deed by and between Shuffle Master, Inc. and CVC Communication and Technology Pty Ltd. dated November 15, 2005 (Incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed November 15, 2005).
10.16	Pre-Bid Agreement between Shuffle Master, Inc. and Stargames Corporation Pty Limited dated November 15, 2005 (Incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K filed November 15, 2005).
10.17	Shuffle Master Australasia Pty Ltd's Bidder Statement, along with Stargames' Target Statement, each dated November 15, 2005 (Incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed November 15, 2005).
10.18	Credit Agreement, dated January 25, 2006, among Shuffle Master, Inc., Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch and Deutsche Bank Securities, Inc. (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed January 27, 2006).
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC.
Dated: February 27, 2006	By:	/s/ MARK L. YOSELOFF Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF Mark L. Yoseloff	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2006
/s/ PAUL C. MEYER Paul Meyer	President and Chief Operating Officer	February 27, 2006
/s/ RICHARD L. BALDWIN Richard L. Baldwin	Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2006
/s/ LOUIS CASTLE Louis Castle	Director	February 27, 2006
/s/ KEN ROBSON Kenneth J. Robson	Director	February 27, 2006
/s/ GARRY W. SAUNDERS Garry W. Saunders	Director	February 27, 2006

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
SHUFFLE MASTER, INC. ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2005 TABLE OF CONTENTS
PART I (Dollars in thousands, except per share amounts)
OUR IDENTITY
OUR STRATEGY
OUR UTILITY PRODUCTS SEGMENT
OUR ENTERTAINMENT PRODUCTS SEGMENT
INTELLECTUAL PROPERTY
GAMING REGULATION
OTHER BUSINESS INFORMATION
  ITEM 1A. FORWARD LOOKING STATEMENTS AND RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II (Dollars in thousands, except per share amounts)
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW (In thousands, except units)
CONSOLIDATED RESULTS OF OPERATIONS (In thousands, except per share amounts)
SEGMENT OPERATING RESULTS (Dollars in thousands, except per unit amounts)
LIQUIDITY AND CAPITAL RESOURCES (In thousands, except ratios and per share amounts)
CRITICAL ACCOUNTING POLICIES
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES