Form 10-K/A
period 2005-10-31
SHUFFLE MASTER INC
filed 2006-02-27
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        Shuffle Master, Inc. amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, that we filed earlier today on February 27, 2006, in order to correct the disclosure contained on the cover page which provides that "registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days." As a result of an inadvertent error, the box was checked "No" rather than "Yes." Shuffle Master, Inc. has, in fact, filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. No other changes have been made to the Form 10-K.

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
EXPLANATORY NOTE
SIGNATURES