Form 10-Q
period 2006-01-31
SHUFFLE MASTER INC
filed 2006-03-20
CIK 718789

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 0-20820

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

1106 Palms Airport Drive, Las Vegas	NV	89119
(Address of Principal Executive Offices)	(State)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 897-7150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of March 15, 2006 there were 34,768,754 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2006
TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2006	2005
Revenue:
Utility products leases	$6,010	$5,312
Utility products sales and service	15,875	8,049
Entertainment products leases and royalties	6,255	6,148
Entertainment products sales and service	5,168	5,812
Other	10	49
Total revenue	33,318	25,370
Costs and expenses:
Cost of leases and royalties	2,827	2,347
Cost of sales and service	7,095	3,582
Selling, general and administrative	9,997	7,884
Research and development	1,961	1,869
Total costs and expenses	21,880	15,682
Income from operations	11,438	9,688
Other expense	(490)	(335)
Income from continuing operations before tax	10,948	9,353
Provision for income taxes	3,730	3,274
Income from continuing operations	7,218	6,079
Discontinued operations, net of tax	135	43
Net income	$7,353	$6,122
Basic earnings per share:
Continuing operations	$0.21	$0.17
Discontinued operations	—	0.01
Net income	$0.21	$0.18
Diluted earnings per share:
Continuing operations	$0.20	$0.17
Discontinued operations	0.01	—
Net income	$0.21	$0.17
Weighted average shares outstanding:
Basic	34,487	34,930
Diluted	35,692	36,658

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	January 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,820	$13,279
Cash restricted for acquisition	91,291	—
Investments	13,152	20,809
Accounts receivable, net	19,261	17,865
Investment in sales-type leases and notes receivable, net	8,870	8,219
Inventories, net	8,293	9,428
Deferred income taxes	2,046	1,837
Other current assets	6,861	3,255
Total current assets	177,594	74,692
Investment in sales-type leases and notes receivable, net	11,610	11,136
Products leased and held for lease, net	9,506	9,163
Property and equipment, net	3,962	4,144
Deferred income taxes	2,387	2,400
Cost method investment	20,856	—
Intangible assets, net	47,170	48,477
Goodwill	36,554	36,017
Other assets	11,433	7,088
Total assets	$321,072	$193,117
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,074	$3,540
Accrued liabilities	4,091	6,547
Customer deposits and unearned revenue	5,399	3,518
Income taxes payable	2,837	371
Note payable and current portion of long-term liabilities	117,823	3,082
Total current liabilities	135,224	17,058
Long-term liabilities, net of current portion	159,688	162,659
Deferred income taxes	62	—
Total liabilities	294,974	179,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 34,694 and 34,527 shares issued and outstanding	347	345
Additional paid-in capital	3,378	—
Deferred compensation	(5,472)	(5,788)
Retained earnings	24,651	17,298
Accumulated other comprehensive income	3,194	1,545
Total shareholders’ equity	26,098	13,400
Total liabilities and shareholders’ equity	$321,072	$193,117

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,353	$6,122
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,587	2,776
Share-based compensation	1,311	144
Provision for bad debts	210	182
Provision for inventory obsolescence	88	100
Tax benefit from stock option exercises	—	3,440
Excess tax benefit from stock option exercises	(618)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,403)	2,277
Investment in sales-type leases and notes receivable	(1,208)	(4,206)
Inventories	1,065	(1,469)
Accounts payable and accrued liabilities	(935)	(419)
Customer deposits and unearned revenue	1,887	(99)
Prepaid income taxes	—	(3,351)
Income taxes, net of stock option exercises	3,084	227
Deferred income taxes	75	(109)
Other	(4,748)	(181)
Net cash provided by operating activities	9,748	5,434
Cash flows from investing activities:
Purchases of investments	(5,245)	(279)
Cost method investment	(20,856)	—
Restricted cash—business acquisition	(91,291)	—
Proceeds from sale and maturities of investments	9,900	101
Proceeds from sale of leased assets	458	—
Payments for products leased and held for lease	(2,066)	(1,655)
Purchases of property and equipment	(205)	(380)
Purchases of intangible assets	(19)	(3,236)
Other	—	(3,217)
Net cash used by investing activities	(109,324)	(8,666)
Cash flows from financing activities:
Proceeds from acquisition financing	115,000	—
Repurchases of common stock	—	(4,350)
Debt issuance costs	(281)	—
Proceeds from issuances of common stock, net	1,767	3,425
Excess tax benefit from stock option exercises	618	—
Payments of long-term liabilities	(2,868)	(1,378)
Net cash provided (used) by financing activities	114,236	(2,303)
Effect of exchange rate changes on cash	(119)	—
Net increase (decrease) in cash and cash equivalents	14,541	(5,535)
Cash and cash equivalents, beginning of period	13,279	20,580
Cash and cash equivalents, end of period	$27,820	$15,045
Cash paid for:
Income taxes, net of refunds	$899	$3,106
Interest	$391	$19
Non-cash transactions:
Unrealized gain on investments, net of tax	$105	$—
Note payable for patent purchase	$—	$9,666
Issuance of restricted stock	$—	$1,353

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except unit and per share amounts)

1.   DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.   We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game play, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up Productions™, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In November 2005, we hosted the finals of our Three Card Poker National Championship™ with a grand prize of $1 million. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

Stargames.   On January 12, 2006, our wholly-owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd, initiated the acquisition of the shares of Stargames Limited (“Stargames”) by purchasing all outstanding share options held by employees and other option holders at AU$1.55 per share for a total Australian denominated cost of AU$1,398 (US denominated cost of US$1,047). On January 30, 2006, we exercised our option agreements with CVC Limited and another subsidiary of CVC Limited which, collectively, granted us an exclusive option to acquire 17.83% of the Stargames’ shares for AU$1.55 for a total Australian denominated cost of AU$26,218 (US denominated cost of US$19,809).  These amounts are reflected as Cost Method Investment as of January 31, 2006.

On February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. The cash for the shares purchase was being held by the administrative agent managing the shares purchase on our behalf. Accordingly, the proceeds to be used to purchase the remaining shares is reflected in cash restricted for acquisition as of January 31, 2006. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. We will begin consolidating Stargames’ operating results as of our fiscal quarter ending April 30, 2006. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan’s maturity. For additional information on the bridge financing see Note 3.

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

Sona Mobile.   In January 2006, we entered into a strategic alliance with Sona Mobile Holdings Corp (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos throughout the world. Under the terms of the agreement, Sona will develop a Shuffle Master-branded wireless gaming platform for in-casino use that will feature handheld versions of our proprietary table game content as well as other popular public-domain casino games. Our and Sona’s ability to proceed with such “in-casino” wireless gaming is subject to approvals by the relevant regulatory and legislative authorities.

On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between Sona and the Company dated December 29, 2005. Additionally, as part of our investment in Sona, we will receive one seat on the Sona Board of Directors. This investment was accounted for under the equity method of accounting and is included in Other Assets in our condensed consolidated balance sheet. Accordingly, we will recognize net income or expense on a pro rata share of Sona’s operations.

Upon execution of the license agreement, Sona delivered to us stock purchase warrants granting us the right to acquire up to 1,200 shares of duly authorized, validly issued, fully paid and non-assessable shares of common stock, par value $0.01, of Sona. These warrants can be exercised within 18 months of the date of the warrants. The warrants are at a 25% discount of the closing price of $2.70. Accordingly, the warrants have an exercise price of $2.03 per share. The warrant shares have not been registered and are restricted from being sold, pledged, distributed, offered for sale, transferred or otherwise disposed of in the absence of 1) an effective registration statement under the Securities Act of 1933 or 2) an opinion of counsel, satisfactory to the Company, that such registrations and qualification are not required.

Our license agreement with Sona has an initial term of five years. If after the expiration of the term, we choose not to renew the license agreement, and certain revenue thresholds are not met pursuant to the agreement, then we shall purchase all of the Sona assets specifically developed for our purposes, as defined in the agreement.

Basis of presentation.   The condensed consolidated financial statements of Shuffle Master, Inc. as of January 31, 2006, and for the three months ended January 31, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three months ended January 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2005.

Recently issued accounting standards.   In December 2004, the FASB issued SFAS 123R. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed by SFAS 123R). We compute compensation expense for stock options using the Black-Scholes valuation model and utilize the modified prospective method under SFAS 123R. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”), which provided interpretative guidance on SFAS 123R valuation methods assumptions used in valuation models and the interaction of SFAS 123R with existing guidance. SAB 107 also requires the classification of share-based compensation expense to the same financial statement line item as cash compensation, and therefore, impacts our cost of lease and royalties, cost of sales and service, related gross profits and margins, selling, general and administrative expenses and research and development expenses. Adoption of SFAS 123R in our fiscal quarter ended January 31, 2006 reduced earnings consistent with past pro forma share-based compensation disclosures. See Note 2 for additional information.

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

2.   SHARE-BASED COMPENSATION

On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

Accordingly, for the three months ended January 31, 2006, we recognized share-based compensation for all current award grants, if any, and for the unvested portion of previous award grants based on grant date fair values. Prior to fiscal 2006, we accounted for share-based awards under the APB 25 intrinsic value method, which resulted in compensation expense recorded only for restricted share awards and the modification of outstanding unvested options. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS 123R.

With the adoption of SFAS 123R, we changed our method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for all new awards granted. We anticipate that the straight-line method will provide a more meaningful measure of costs incurred. Compensation for share-based awards granted prior to the beginning of fiscal 2006 will continue being recognized under the accelerated method.

We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The cumulative effect of forfeitures related to previous SFAS 123 pro forma expense was not material. Prior to adopting SFAS 123R, we reduced share-based compensation expense when forfeitures occurred.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free rate is based on U.S. Treasury rates appropriate for the expected term. No stock options were issued during the quarter ended January 31, 2006.

	Three Months Ended
	January 31,
	2006	2005
Option valuation assumptions:
Dividend yield	—	None
Expected volatility	—	54.8%
Risk-free interest rate	—	3.0%
Expected term of options	—	5.5 years
Weighted-average grant date fair value per share:
Options granted	$—	$15.81
Restricted shares granted	$—	$30.56
Total intrinsic value of options exercised	$2,580	$13,255
Total fair value of restricted shares vested	$—	$159
Exercises under all share-based payment arrangements:
Cash received	$1,767	$3,351
Tax benefit realized for tax return deductions	$618	$3,440

Reported share-based compensation was classified as follows:

	Three Months Ended
	January 31,
	2006	2005
Cost of leases and royalties	$14	$—
Cost of sales and service	15	—
Selling, general and administrative—stock options	887	—
Selling, general and administrative—restricted stock	316	144
Research and development	79	—
Total share-based compensation	1,311	144
Tax benefit	(383)	(50)
Total share-based compensation, net of tax	$928	$94

The following table compares net income reflecting SFAS 123R share-based compensation of $928, net of tax, reported in the current quarter compared to the same prior period’s pro forma SFAS 123 fair value compensation of $1,451, net of tax, and reported APB intrinsic value compensation of $94, net of tax, consisting of restricted stock amortization.

	Three Months Ended
	January 31,
	2006	2005
Reported net income	$7,353	$6,122
Additional pro forma stock-based compensation, net of tax	—	(1,451)
Comparative net income	$7,353	$4,671
Basic EPS as reported	0.21	0.18
Basic EPS (prior year pro forma)	0.21	0.13
Diluted EPS as reported	0.21	0.17
Diluted EPS (prior year pro forma)	0.21	0.13

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the unaudited condensed consolidated statement of cash flows.

Restricted stock—During the three months ended January 31, 2006 and 2005, we issued 0 and 50 shares of restricted stock, respectively, with an aggregate fair value of $0 and $1,353, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the three months ended January 31, 2006 and 2005, reflects $200 and $94, respectively, net of tax, of amortization of restricted stock compensation.

3.   SHORT TERM FINANCING OF STARGAMES ACQUISITION

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. For more information regarding the Bridge Loan, see Note 7.

Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility and (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933.

4.   ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Patent Purchase Agreement.   On June 13, 2005, we entered into a patent purchase agreement (the “Two-Party Agreement”) with International Game Technology (“IGT”). Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510. If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007. Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification (“RFID”) patents from ENPAT Inc. (“ENPAT”), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino. Previously granted licenses to Progressive Gaming International Corporation (“PGIC”) and Gaming Partners International for the use of these RFID patents will remain in effect. In addition, we sold IGT a fifty-percent ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables. As part of the equal ownership in the optical patents, IGT has been added as a named plaintiff in the MP Games I lawsuit (see Note 13). Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471. IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. The $1,471 reimbursement in legal fees was recorded as a reduction of legal expense and the balance of the proceeds of $9,039 was recorded as a reduction in the carrying value of the patents. Additionally, the Two-Party Agreement contains certain non-compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively,

(subject to shortening, based on certain future events), as discussed in the agreement. As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents. Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

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

Bet the Set “21”.   Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc. The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set “21” ™ side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the “Bet the Set” name. The acquired installed base of the Bet the Set “21” side bet table game was 205 units as of the acquisition date and was 181 units as of January 31, 2006.

The acquisition price included an initial cash payment of $540 paid in July 2005 and contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560. The balance at January 31, 2006, was $549.

Spur Gaming Systems.   Effective August 1, 2005, we purchased certain assets from MultiShift, Inc., dba Spur Gaming Systems (“SPUR”), a privately held corporation that develops and distributes table games and related products to casinos throughout North America. As a result of the acquisition, we now own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow Poker™ and Progressive Jackpot Pai Gow Poker™ as well as a multishift drop box. The acquired installed base of games was 53 units as of the acquisition date and 47 units as of January 31, 2006.

The acquisition was accounted for under the purchase method of accounting. The acquisition price included a cash payment of $2,778 paid in August 2005, and consulting fees payable to SPUR, pursuant to a separate consulting agreement, in the amount of $25 per year, commencing on the closing date (August 1, 2005), and continuing for a period of five years, for a maximum of $125. Additionally, per the terms of the asset acquisition agreement by and among Shuffle Master, Inc., and SPUR (“Spur Agreement”), contingent royalty payments are due quarterly equal to 20% of any adjusted gross revenues, defined as any revenues or amount received by Shuffle Master, Inc., for placements of the Casino Cribbage Game and the Break Insurance Game. No such games were placed into service as of January 31, 2006.

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

Discontinued operations consisted of the following:

	Three Months Ended
	January 31,
	2006	2005
Revenues	$20	$99
Income from operations before tax	$1	$66
Income tax expense	—	(23)
Net income from operations	1	43
Gain on sale of slot assets	208	—
Income tax expense	(74)	—
Gain on sale of slot assets, net	134	—
Discontinued operations, net	$135	$43

5.      ACCOUNTS RECEIVABLE, SALES-TYPE LEASES AND NOTES RECEIVABLE, INVENTORIES, AND LEASED PRODUCTS

	January 31,	October 31,
	2006	2005
Accounts receivable, net:
Trade receivables	$19,671	$18,148
Less: allowance for bad debts	(410)	(283)
	$19,261	$17,865

	January 31,	October 31,
	2006	2005
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$15,126	$13,329
Notes receivable-table game licenses	10,153	10,269
Sub-total sales-type leases and notes receivable	25,279	23,598
Less: interest sales-type leases and notes receivable	(1,672)	(1,579)
Less: deferred service revenue	(2,413)	(2,033)
Investment in sales-type leases and notes receivable, net	21,194	19,986
Less: current portion sales-type leases, net	(4,306)	(3,929)
Less: current portion notes receivable-table games licenses, net	(4,564)	(4,290)
Less: allowance for bad debts	(714)	(631)
Long-term portion investment in sales-type leases and notes receivable, net	$11,610	$11,136

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases and other notes receivables related to our financing for sales of our intellectual property products are interest-bearing at market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and contain bargain purchase options.

	January 31,	October 31,
	2006	2005
Inventories:
Raw materials and component parts	$4,756	$5,482
Work-in-process	706	820
Finished goods	4,414	4,613
	9,876	10,915
Less: allowance for inventory obsolescence	(1,583)	(1,487)
	$8,293	$9,428
Products leased and held for lease, net:
Utility products	$19,205	$18,091
Entertainment products	3,869	3,183
	23,074	21,274
Less: accumulated depreciation	(13,568)	(12,111)
	$9,506	$9,163

6.                 INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.   Substantially all of our recorded intangible assets are subject to amortization. Amortization expense was $1,639 for the three months ended January 31, 2006. Amortized intangible assets are comprised of the following:

	Weighted Avg	January 31,	October 31,
	Useful Life	2006	2005
Amortized intangible assets:
Patents, games and products	10 years	$55,936	$55,552
Less: accumulated amortization		(11,083)	(9,478)
		44,853	46,074
Licenses and other	6 years	2,818	3,053
Less: accumulated amortization		(1,400)	(1,536)
		1,418	1,517
Total		$46,271	$47,591

Trademark.   Intangibles with an indefinite life consisting of the CARD trademark are not amortized. Changes in the carrying amount of our unamortized intangibles for the three months ended January 31, 2006, are as follows:

Balance at October 31, 2005	$886
Foreign currency translation adjustment	13
Balance at January 31, 2006	$899

Goodwill.   Changes in the carrying amount of goodwill for the three months ended January 31, 2006, are as follows:

Balance at October 31, 2005	$36,017
Foreign currency translation adjustment	537
Balance at January 31, 2006	$36,554

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life.

7.                 NOTES PAYABLE AND LONG-TERM LIABILITIES

Notes payable and long-term liabilities are summarized as follows:

	January 31,	October 31,
	2006	2005
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Bridge loan, due April 2006	115,000	—
BTI acquisition contingent consideration	5,901	6,167
ENPAT note payable, non-interest bearing, due in installments through 2007	5,604	8,518
Bet the Set “21” contingent consideration	549	549
VIP note payable	322	318
Other	135	189
	277,511	165,741
Less: current portion	(117,823)	(3,082)
	$159,688	$162,659

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The Bridge Loan is unsecured. The obligations under the Bridge Loan are guaranteed by each wholly-owned domestic subsidiary of the Company that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after January 25, 2006, if any. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of March 20, 2006, we are in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006.

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Total amortization of debt issuance costs were $258 and $242 for the three months ended January 31, 2006 and 2005, respectively. Unamortized debt issuance costs of $3,350 as of January 31, 2006, are included in other assets on the condensed consolidated balance sheet.

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2006, was $5,901.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of January 31, 2006, of $5,604 represents the discounted present value of the future payments, including imputed interest of approximately $47. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of January 31, 2005, was $549.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of January 31, 2005 was $322.

8.                 SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the three months ended January 31, 2006:

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400
Comprehensive Income:
Net Income	—	—	—	—	7,353	—	7,353
Currency translation	—	—	—	—	—	1,544	1,544
Unrealized gain on investments	—	—	—	—	—	105	105
Total comprehensive income							9,002
Options exercised	167	2	1,765	—	—	—	1,767
Share-based compensation expense	—	—	995	—	—	—	995
Tax benefit from stock options	—	—	618	—	—	—	618
Amortization of deferred compensation	—	—	—	316	—	—	316
Balance, January 31, 2006	34,694	$347	$3,378	$(5,472)	$24,651	$3,194	$26,098

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

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended January 31, 2006, no shares of our common stock were repurchased compared to 150 shares of our common stock repurchased for a total cost of $4,350 at an average price of $29.00 for the same prior year period. We did not have any common stock repurchases during the quarter ended January 31, 2006 in anticipation of closing the Stargames acquisition and as a result of the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005. As of January 31, 2006, $8,831 remained outstanding under our board authorizations. We cancel shares that we repurchase.

Tax benefit from stock option exercises.   During the three months ended January 31, 2006 and 2005, we realized income tax benefits of $618 and $3,440, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

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

9.                 EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	January 31,
	2006	2005
Income from continuing operations	$7,218	$6,079
Basic:
Weighted average shares	34,487	34,930
Diluted:
Weighted average shares, basic	34,487	34,930
Dilutive effect of options and restricted stock	1,205	1,479
Dilutive effect of contingent convertible notes	—	249
Weighted average shares, diluted	35,692	36,658
Basic earnings per share	$0.21	$0.17
Diluted earnings per share	$0.20	$0.17

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three months ended January 31, 2006, the average fair value of our common stock did not exceed $28.07, resulting in no additional dilutive shares. The average fair value of our common stock did exceed the initial conversion price in the prior year period, and therefore had an effect on the reported diluted earnings per share in the prior year period.

10.          EQUITY INCENTIVE PLANS

Restricted stock.   During the three months ended January 31, 2006 and 2005, we issued 0 and 50 shares of restricted stock, respectively, with an aggregate fair value of $0 and $1,353, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is initially reported as deferred compensation under shareholders’ equity. This deferred compensation is then amortized to compensation expense over the related vesting period. Net income, as reported, for the three months ended January 31, 2006 and 2005, reflects $200 and $94, respectively, net of tax, of amortization of restricted stock compensation.

Stock options.   During the three months ended January 31, 2006, our stock option activity and weighted average exercise prices were as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, October 31, 2005	3,822	$17.01
Granted	—	—
Exercised	(167)	10.61
Forfeited	(21)	15.24
Outstanding, January 31, 2006	3,634	17.32
Exercisable, January 31, 2006	2,323	$17.26

11.          OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended
	January 31,
	2006	2005
Interest income	$509	$389
Interest expense	(664)	(510)
Amortization of debt issue costs	(258)	(242)
Foreign currency (loss) gain	(124)	33
Other	47	(5)
Total Other expense	$(490)	$(335)

Interest income increased primarily as a result of a greater investment in interest bearing sales-type leases and notes receivable as of January 31, 2006. For the three months ended January 31, 2006 and 2005, interest income related to sales-type leases and notes receivable was $291 and $192, respectively.

Interest expense is primarily related to the $150,000 of contingent convertible senior notes due in April 2024 (the “Notes”) and the $115,000 Bridge Loan due April 2006.

During the three months ended January 31, 2006, we experienced foreign currency losses related to unfavorable fluctuations in foreign currency exchange rates.

12.          OPERATING SEGMENTS

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

Segment revenues include sale, lease or licensing of products within each reportable segment. Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock option expense, and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Capital expenditures include amounts reported in our condensed consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended
	January 31,
	2006	2005
Revenue:
Utility Products	$21,885	$13,361
Entertainment Products	11,423	11,960
Corporate	10	49
	$33,318	$25,370
Operating Income (Loss):
Utility Products	$10,715	$4,859
Entertainment Products	7,988	9,622
Corporate	(7,265)	(4,793)
	$11,438	$9,688
Depreciation and Amortization:
Utility Products	$2,095	$1,570
Entertainment Products	766	556
Corporate	726	650
	$3,587	$2,776
Capital Expenditures:
Utility Products	$1,555	$13,917
Entertainment Products	511	267
Corporate	224	753
	$2,290	$14,937

13.          COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of January 31, 2006, our significant inventory purchase commitments totaled $7,642 which are primarily related to our Table Master products, one2six shufflers, and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2006, minimum aggregate severance benefits totaled $5,018.

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

Continuing operations—

VendingData I—On July 12, 2005, we settled our litigation (known as VendingData I) with VendingData Corporation (“VendingData”) over VendingData’s Random Ejection shuffler. Under the terms of the settlement, VendingData was required to pay us $800, one-half of which was received on July 14, 2005, and the other half of which is payable in May 2006. VendingData signed a Confession of Judgment related to the second payment of $400 which was filed and entered by the Court. We granted VendingData a conditional Covenant Not to Sue concerning our U.S. patents 6,028,258 and 6,325,373 (except for claims 6 and 7 of the 6,325,373 patent), which were the patents at issue in the VendingData I litigation. Each party has completely and fully released the other for any acts or omissions committed prior to July 12, 2005, except that, these releases have no effect with respect to our patent infringement claims against VendingData’s PokerOne™ shuffler in the VendingData II litigation. The VendingData I settlement does not restrict either party’s ability to bring new actions for any wrongful acts or acts of infringement committed after July 12, 2005.

VendingData II—In October 2004, we filed a second patent infringement lawsuit against VendingData Corporation (“VendingData II”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case mentioned above). VendingData II was filed in the U.S. District Court for the District of Nevada (the “Court”) in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

On November 29, 2004, the Court granted our motion for a preliminary injunction (the “Injunction”). The Injunction became effective upon our posting of a $3,000 cash security with the Court on

November 30, 2004. This security deposit is included in other assets on our consolidated balance sheet and included in cash flows from investing activities in our consolidated statement of cash flows. On December 17, 2004, the Court denied VendingData’s two emergency motions to modify the Injunction.

In March 2005, the Court of Appeals for the Federal Circuit (the “Federal Circuit”) stayed the Injunction based on a technical defect in the Court’s process in granting the Injunction, and not on its merits. In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Judge Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData’s PokerOne™ shuffler. The Magistrate Judge’s findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. The Magistrate Judge’s Recommendation is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. We have filed a written objection with the Court to the Magistrate Judge’s ruling. This objection is now pending.

On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that they did not believe that infringement exists under VendingData’s claim construction. We continue to believe that infringement exists under either our claim construction or VendingData’s claim construction, and we continue to believe that our claim construction is the proper one. The Federal Circuit did not rule on whether our claim construction or VendingData’s claim construction is the proper one. There can be no guarantee that the Court or, upon any further appeal, the Federal Circuit will agree with our claim construction. We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim.

TCS—On July 15, 2005, we executed a settlement agreement with Technical Casino Supplies, Ltd. (“TCS”). As part of the settlement agreement, each party has completely and fully released the other for any acts or omissions committed prior to June 27, 2005. Under the terms of the settlement agreement, we paid TCS a one-time payment of $215 in settlement of disputed invoices and commissions relating to the previously terminated International Distribution Agreement with TCS (the “TCS Agreement”). The TCS Agreement had been terminated by the Arbitrator on December 22, 2004.

GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid. The case is presently in the discovery phase. In November 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending.

Awada—On April 25th and April 26th, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. We had fully reserved for this amount. On June 1, 2005, the Court dismissed with prejudice all other claims asserted by plaintiffs.

Plaintiffs have appealed the Court’s order granting the rescission of the “Game Option Agreement” to the Nevada Supreme Court.

Awada II—On September 12, 2005, we filed a new lawsuit against defendants Awada and Gaming Entertainment, Inc. The lawsuit alleges that our Four Card Poker® game is being infringed and illegally copied by the defendants’ Play Four Poker game. The lawsuit claims that the defendants are violating the federal Lanham Act by infringing the trademark/trade dress of our Four Card Poker® game layout, and that the defendants are committing acts of unfair competition, interference with prospective business advantage and conversion. Our action seeks appropriate injunctive relief against defendants’ Play Four Poker game layout, as well as unspecified monetary damages. On September 15, 2005, the U.S. District Court for the District of Nevada issued a temporary restraining order prohibiting the defendants from displaying or advertising the infringing layout.

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, defendants filed an opposition to our motion to dismiss. The Court set a hearing date of March 27, 2006 to hear our motion to dismiss, as well as our motion for a preliminary injunction.

MP Games I—In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System infringes two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants’ breach of contract counterclaim. The case is currently in the discovery phase. In the recent Two-Party Agreement transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and IGT has been added as a named plaintiff in this lawsuit. In June 2005, the defendants filed the same, previously dismissed, breach of contract claim, and several other related claims as a new lawsuit in the U.S. District Court for the Western District of Washington, as explained below. On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in our favor on a number of disputed terms and in the defendants’ favor on others. Some or all of these rulings may be overturned on appeal. Litigation will continue on all claims in the case.

MP Games II—In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. The complaint seeks a permanent injunction against our MD2 shuffler with card recognition, an unspecified amount of damages and other relief. We deny the plaintiffs’ allegations. We filed a motion to dismiss and/or stay some of the plaintiffs’ allegations. On February 22, 2006, the Court denied our motion to dismiss the trade secret claim and granted our motion to stay the trade secrets and breach of contract claims pending further order of the Court. A scheduling conference was set for March 21, 2006. We will vigorously contest and deny any liability.

Discontinued operations—

IGCA—In April 2001, we were sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are us and Joseph J. Lahti, our former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses. We deny the plaintiff’s claims. In 2004, IGCA filed for bankruptcy and a trustee was appointed. In December 2005, we entered into a settlement agreement with the trustee to settle all of IGCA’s claims for $150. On January 25, 2006, the Bankruptcy Court approved the settlement agreement. A written order has been issued and the time for appeal, if any, has not yet run.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

14.          SUBSEQUENT EVENTS

Stargames.   On February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. The cash for the shares purchase was being held by the administrative agent managing the shares purchase on our behalf. Accordingly, the proceeds to be used to purchase the remaining shares is reflected in cash restricted for acquisition as of January 31, 2006. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. We will begin consolidating Stargames’ operating results as of our fiscal quarter ending April 30, 2006. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan’s maturity. For additional information on the bridge financing see Note 3.

Stargames is based in Sydney, Australia and develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Its product offerings include Rapid Table Games, Vegas Star Multi-Terminal Gaming Machines, and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. The Rapid series of games, which we already distribute in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette, Rapid Sic-Bo and Rapid Big Wheel. Vegas Star Multi-Terminal Gaming Machines feature animated dealers and a selection of public domain table games. The Vegas Star® Nova line utilizes Stargames existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. Stargames has approximately 190 employees including 80 in design and development.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game play, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up ProductionsTM, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In November 2005, we hosted the finals of our Three Card Poker National ChampionshipTM with a grand prize of $1 million. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are significantly regulated. We manufacture the majority of our products at our headquarters and manufacturing facility in Las Vegas, Nevada. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

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

SHARE-BASED COMPENSATION

On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, expected dividends, and expected term for options that remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates. See Note 2 of our condensed consolidated financial statements for additional information regarding the adoption of SFAS 123R.

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Patent Purchase Agreement.   On June 13, 2005, we entered into a patent purchase agreement (the “Two-Party Agreement”) with International Game Technology (“IGT”). Based on the terms of the Two-Party Agreement, IGT paid us a non-refundable initial cash payment of $10,510. If IGT desires to continue its rights under the Two-Party Agreement, IGT is required to make a $4,875 payment in June 2007. Under the terms of the Two-Party Agreement, we sold to IGT an equal ownership interest in our recently acquired radio frequency identification (“RFID”) patents from ENPAT Inc. (“ENPAT”), U.S. patent numbers 5,735,742 and 5,651,548, which relate to the use of RFID at gaming tables and throughout a casino. Previously granted licenses to Progressive Gaming International Corporation (“PGIC”) and Gaming Partners International for the use of these RFID patents will remain in effect. In addition, we sold IGT a fifty-percent ownership interest in our Schubert and Fishbine patents, U.S. patent numbers 6,313,871, 5,781,647 and 6,532,297, which relate to the use of optical bet recognition and chip tracking at gaming tables. As part of the equal ownership in the optical patents, IGT has been added as a named plaintiff in the MP Games I lawsuit (see Note 13 to our condensed consolidated financial statements). Further, and as part of the initial $10,510 payment, IGT reimbursed us for certain legal fees incurred on the MP Games I lawsuit, for the period prior to May 23, 2005, totaling $1,471. IGT will bear 50% of the legal fees related to the MP Games I lawsuit going forward and share in any results. The $1,471 reimbursement in legal fees was recorded as a reduction of legal expense and the balance of the proceeds of $9,039 was recorded as a reduction in the carrying value of the patents. Additionally, the Two-Party Agreement contains certain non-compete provisions related to our ability to market any new optical and/or RFID product for periods of three and six years, respectively, (subject to shortening, based on certain future events), as discussed in the agreement. As co-owners of the patents, we share with IGT in future royalties associated with third party licensing of the purchased RFID patents. Finally, if IGT elects not to make the $4,875 payment in June 2007, IGT would lose its ownership rights to the RFID patents, and our non-compete obligations would be substantially eliminated.

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

Bet the Set “21”.   Effective June 29, 2005, we acquired certain assets from Magnum Gaming, Inc. The acquired assets, which have been assigned to our Entertainment Products segment, included the Bet the Set “21” TM side bet table game and related pending patent and trademark applications, game marks, license and sub-license rights, and other intellectual property, as well as the “Bet the Set” name. The acquired installed base of the Bet the Set “21” side bet table game was 205 units as of the acquisition date and was 181 units as of January 31, 2006.

The acquisition price included an initial cash payment of $540 paid in July 2005, and contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560. The balance at January 31, 2006, was $549.

Spur Gaming Systems.   Effective August 1, 2005, we acquired certain assets from MultiShift, Inc., dba Spur Gaming Systems (“SPUR”), a privately held corporation that develops and distributes table games and related products to casinos throughout North America. As a result of the acquisition, we now own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow PokerTM and Progressive Jackpot Pai Gow PokerTM as well as a multishift drop box. The acquired installed base of games was 53 units as of the acquisition date and 47 units as of January 31, 2006.

The acquisition was accounted for under the purchase method of accounting. The acquisition price included a cash payment of $2,778 paid in August 2005, and consulting fees payable to SPUR, pursuant to a separate consulting agreement, in the amount of $25 per year, commencing on the closing date or August 1, 2005, and continuing for a period of five years, for a maximum of $125. Additionally, per the terms of the Asset Acquisition Agreement by and among Shuffle Master, Inc., and SPUR (“Spur Agreement”), contingent royalty payments are due quarterly equal to twenty percent of any adjusted gross revenues, defined as any revenues or amount received by Shuffle Master, Inc., for placements of the Casino Cribbage Game and the Break Insurance Game. No such games were placed into service as of January 31, 2006.

VIP Gaming Solutions.   In August 2005, we acquired VIP Gaming Solutions Pty. Limited (“VIP”), a privately held corporation with headquarters located in Sydney, Australia. As a result of the acquisition, we acquired a broader direct sales presence within the Asia-Pacific region and expanded our product offerings to include a variety of table game related equipment and accessories. The acquisition price consisted of a cash payment of $404, of which $96 was related to other direct costs, and a note payable of $320.

Stargames.   As discussed elsewhere, on February 1, 2006, we had substantially completed our acquisition of Stargames Limited (“Stargames”) by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. The cash for the shares purchase was being held by the administrative agent managing the shares purchase on our behalf. Accordingly, the proceeds to be used to purchase the remaining shares is reflected in cash restricted for acquisition as of January 31, 2006. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. We will begin consolidating Stargames’ operating results as of our fiscal quarter ending April 30, 2006. The shares purchase was funded by temporary bridge financing and we expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan’s maturity. For additional information on the bridge financing see Note 3 to our condensed consolidated financial statements.

Additional information regarding our bridge loan is included in Notes 3 and 7 to our condensed consolidated financial statements. Additional information regarding our acquisitions is included in Note 4 to our condensed consolidated financial statements.

DISPOSITIONS

In December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products’ assets and substantially completed our divestiture plans. Further detail is included under the heading “Discontinued Operations.”

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2006	2005
Revenue
Utility products	65.7%	52.7%
Entertainment products	34.3%	47.1%
Other	0.0%	0.2%
Total revenue	100.0%	100.0%
Cost of revenue	29.8%	23.4%
Gross margin	70.2%	76.6%
Selling, general and administrative	30.0%	31.1%
Research and development	5.9%	7.4%
Income from operations	34.3%	38.1%
Other expense, net	(1.5)%	(1.3)%
Income from continuing operations before tax	32.8%	36.8%
Provision for income taxes	11.2%	12.9%
Income from continuing operations	21.6%	23.9%
Discontinued operations, net of tax	0.4%	0.2%
Net income	22.0%	24.1%

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

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,		%
	2006	2005	Change
Revenue:
Leases and royalties	$12,265	$11,460	7.0%
Sales and service	21,043	13,861	51.8%
Other	10	49	(79.6)%
Total	$33,318	$25,370	31.3%
Cost of revenue:
Leases and royalties	$2,827	$2,347	20.5%
Sales and service	7,095	3,582	98.1%
Other	—	—	—
Total	$9,922	$5,929	67.3%
Gross margin:
Leases and royalties	$9,438	$9,113	3.6%
Sales and service	13,948	10,279	35.7%
Other	10	49	(79.6)%
Total	$23,396	$19,441	20.3%
Gross margin percentage:
Leases and royalties	77.0%	79.5%
Sales and service	66.3%	74.2%
Total	70.2%	76.6%

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

Overall gross margin dollars increased for the three months ended January 31, 2006. However, as a percentage of revenue, our gross margin percentage decreased 6.4% for the three months ended January 31, 2006, compared to the same prior year period. The decline in our gross margin percentage is attributed to the product shift year-over-year. Our sales of the Easy Chipper and Table Master, higher cost products, have increased year-over-year and have unfavorably impacted our overall margin. The gross margin for the Easy Chipper is negatively impacted by the amortization expense associated with the acquired CARD product. Additionally, we had fewer lifetime license sales in the current period which typically has a favorable impact on gross margin dollars and our Table Master products have overall lower gross margins than our other table game products.

OPERATING EXPENSES

	Three Months Ended January 31,		%
	2006	2005	Change
Selling, general and administrative	$9,997	$7,884	26.8%
Percentage of revenue	30.0%	31.1%
Research and development	$1,961	$1,869	4.9%
Percentage of revenue	5.9%	7.4%
Total operating expenses	$11,958	$9,753	22.6%
Percentage of revenue	35.9%	38.4%

Selling, General and Administrative Expenses (“SG&A”).   SG&A dollars increased for the three months ended January 31, 2006. However, as a percentage of revenue, SG&A decreased slightly from the prior year period. The fluctuation in SG&A expenses primarily reflects the following:

•       Corporate legal fees were $1,489 and $1,805 for the three months ended January 31, 2006 and 2005, respectively. The reduction in legal fees quarter over quarter is attributable to the settlement of the TCS and Vending Data I lawsuits in fiscal 2005. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•       Share-based compensation expense under SFAS 123R was $1,203, including $316 of amortization of restricted stock compensation, for the three months ended January 31, 2006, compared to $144, consisting only of amortization of restricted stock compensation, in the same prior year period.

•       Fees related to outside consulting and professional fees associated with the preparation, finalization and filing of the delayed Annual Report on Form 10-K for fiscal 2005 were approximately $700 for the three months ended January 31, 2006, compared to no expense in the same prior year period. Additionally, fees related to our Sarbanes-Oxley 404 compliance were $136 for the three months ended January 31, 2006 compared to no expense in the prior year period.

•       SG&A related to CARD and VIP were $1,110 for the three months ended January 31, 2006, compared to $888 for CARD in the same prior year period.

•       Payroll and related expenses, excluding CARD and VIP, increased approximately $896 for the three months ended January 31, 2006 primarily due to an increase in the number of employees in order to support the growth of our business.

Excluding the impact of the costs associated with the expensing of share-based compensation and our additional professional fees related to the delayed filing of our Form 10-K for fiscal 2005, SG&A decreased as a percentage of revenue to 24.3% as compared to 31.1% in the prior year quarter.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three months ended January 31, 2006, R&D increased primarily due to ITS product development while CARD products under development contributed $77 to the increase during the three months ended January 31, 2006. Additionally, share-based compensation expense under SFAS 123R was $79 for the three months ended January 31, 2006, compared to no expense in the same prior year period.

R&D includes amortization of our patents for products still under development. Amortization related to the RFID patents was $83 for the three months ended January 31, 2006, compared to $199 expense in the same prior year period. In accordance with the Two-Party Agreement with IGT and the related sale of a 50% ownership interest in these RFID patents, amortization expense was favorably impacted. As a result, this favorable impact will continue for future periods over the life of the RFID patents.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended January 31,
	2006	2005
Interest income	$509	$389
Interest expense	(664)	(510)
Amortization of debt issue costs	(258)	(242)
Foreign currency (loss) gain	(124)	33
Other	47	(5)
Total Other expense	$(490)	$(335)

Interest income increased primarily as a result of a greater investment in interest bearing sales-type leases and notes receivable as of January 31, 2006. For the three months ended January 31, 2006 and 2005, interest income related to sales-type leases and notes receivable was $291 and $192, respectively.

Interest expense is primarily related to the $150,000 of contingent convertible senior notes due in April 2024 (the “Notes”) and the $115,000 Bridge Loan due April 2006. The increase in interest expense is primarily attributed to the Bridge Loan entered into in January 2006. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

During the three months ended January 31, 2006, we experienced foreign currency losses related to unfavorable fluctuations in foreign currency exchange rates.

INCOME TAXES

Our effective tax rates for continuing operations were 34.1% and 35.0% for the three months ended January 31, 2006 and 2005, respectively. The effective tax rate for the current quarter was favorable impacted by a true-up of fiscal 2005 state taxes related to stock option exercises. Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions. We estimate that our fiscal 2006 annual effective tax rate will be approximately 35.0%.

During the three months ended January 31, 2006 and 2005, we realized income tax benefits of $618 and $3,440, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended January 31,
	2006	2005
Income from continuing operations	$7,218	$6,079
Basic earnings per share	$0.21	$0.17
Diluted earnings per share	$0.20	$0.17
Weighted average shares data:
Basic	34,487	34,930
Dilutive effect of options and restricted stock	1,205	1,479
Dilutive effect of contingent convertible notes	—	249
Diluted	35,692	36,658
Outstanding shares data:
Shares outstanding, beginning of period	34,527	34,958
Options exercised	167	566
Shares repurchased	—	(150)
Restricted stock issued	—	50
Other	—	(2)
Shares outstanding, end of period	34,694	35,422

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

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units and per unit amounts)

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

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provide us with recurring revenue. Our current shuffler product portfolio consists of 6 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of January 31, 2006, our shuffler installed base totaled 19,264 units, a 20.1% increase from 16,040 as of January 31, 2005. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette. During May 2005, we announced our first Easy Chipper orders, marking the first release of a new product developed by CARD since the acquisition. During the quarter ended January 31, 2006, we sold 151 Easy Chipper units, compared to no units sold for the same prior year period. For fiscal quarter ended January 31, 2006, total revenue contribution from the Easy Chipper was approximately $3,000.

Our ITS products remain in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 14 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. As of January 31, 2006, our proprietary table game installed base totaled 3,786 games, a 13.7% increase from 3,329 games as of January 31, 2005. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

In late fiscal 2004, we expanded on the distribution of our proprietary table game portfolio with the introduction of our Table Master product. Table Master is a five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. As of January 31, 2006, our Table Master installed base totaled approximately 125 units, a 346.4% increase from 28 units as of January 31, 2005. For fiscal quarter ended January 31, 2006, total revenue contribution from Table Master was approximately $2,300. Our growth strategy for Table Master is to position the product as a more cost effective way to offer lower stakes table games to our casino customers. Additionally, our Table Master platform enables us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets.

In January 2005, through the formation of Shuffle Up, we broadened the distribution of our branded content and intellectual property outside of our traditional live table game offerings by developing live and broadcast tournament events and retail merchandise. In June 2005, we commenced with our plans to host a Three Card Poker National Championship™ offering participants the chance to compete for a $1 million grand prize. The tournament consisted of a series of regional tournaments, with the finals held in Las Vegas, Nevada in late November 2005. Additionally, we have contracted with LMNO Productions to develop and produce a television program based on the tournament, which we expect will air in April 2006. Our long-term strategy through Shuffle Up is further development of additional distribution channels for our branded content and intellectual property, including “for fun” gaming activities on the internet, cellular phones, wireless hand-held devices, board games and home computer games.

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

Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including share-based compensation expense, and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	January 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$6,010	$5,312	$698	13.1%
Sales—Shuffler	11,621	6,724	4,897	72.8%
Sales—Chipper	2,882	69	2,813	4,076.8%
Service and other	1,372	1,256	116	9.2%
Total sales and service	15,875	8,049	7,826	97.2%
Total Utility Products segment revenue	$21,885	$13,361	$8,524	63.8%
Utility Products segment operating income	$10,715	$4,859	$5,856	120.5%
Utility Products segment operating margin	49.0%	36.4%
Shufflers installed base (end of period)
Lease units	4,684	4,457	227	5.1%
Sold units, inception-to-date
Beginning of quarter	13,780	11,151	2,629	23.6%
Sold during quarter	957	558	399	71.5%
Less trade-ins and exchanges	(157)	(126)	(31)	24.6%
End of quarter	14,580	11,583	2,997	25.9%
Total installed base	19,264	16,040	3,224	20.1%
Chipper installed base (end of period)
Lease units	6	—	6	100.0%
Sold units, inception-to-date
Beginning of quarter	122	—	122	100.0%
Sold during quarter	151	—	151	100.0%
Subtotal	273	—	273	100.0%
Total installed base	279	—	279	100.0%

Utility Products segment revenue is derived substantially from our shuffler product line. Revenue from our former, non-automated Bloodhound product is not material for the periods presented and our automated Bloodhound and ITS products remain in the development stage.

For the three months ended January 31, 2006, Utility Products segment revenue increased 63.8%, compared to the same prior year period, primarily due to a 97.2% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased 13.1%, compared to the same prior year period.

The increase in Utility Products lease revenue for the three months ended January 31, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 227 shuffler units on lease.

•       The increase in net shuffler lease additions was comprised primarily of additional placements of our third generation shuffler products, including the Deck Mate, one2six and MD2 shufflers. Net shuffler lease additions include the conversion of 274 leased units to sold units in the current period and 133 leased units to sold units in the prior year period. Shuffler conversions for the current period were comprised primarily of second generation ACE® shufflers, in anticipation of introducing the next generation specialty table game shuffler, and Deck Mate and MD2 shufflers.  Shuffler conversions for the same prior year period were comprised primarily of ACE, MD2 and Deck Mate shufflers.

The increase in Utility Products sales and service revenue for the three months ended January 31, 2006, compared to the same prior year period primarily reflects:

•       An increase of 399 shuffler units sold from 558 to 957.

•       The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 374, 220 and 164, respectively, in the current quarter compared to 106, 197 and 60, respectively, in the prior year quarter. Further, approximately 12% of domestic shuffler sales in the current quarter represented replacements of older generation shufflers.

•       We sold 151 Easy Chipper units, compared to no units sold for the same prior year period. For fiscal quarter ended January 31, 2006, total revenue contribution from the Easy Chipper was approximately $3,000.

Utility Products segment operating income and operating margin for the three months ended January 31, 2006, increased 120.5% and 12.6%, respectively, compared to the same prior year period, primarily due to greater sales volume of our shuffler business and increased sales of the Easy Chipper product. This increase was partially offset by a larger percentage of one2six shuffler sales and Easy Chipper sales, which carry a lower gross margin due to amortization expense related to these acquired CARD products. Amortization expense associated with the one2six shuffler and Easy Chipper was $849 for the three months ended January 31, 2006, compared to $599 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	January 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$5,928	$6,066	$(138)	(2.3)%
Royalties and leases—Table Master	321	66	255	386.4%
Other	6	16	(10)	(62.5)%
Total royalties and leases	6,255	6,148	107	1.7%
Sales—Table games	3,018	5,257	(2,239)	(42.6)%
Sales—Table Master	1,967	459	1,508	328.5%
Service and other	183	96	87	90.6%
Total sales and service revenue	5,168	5,812	(644)	(11.1)%
Total Entertainment Products segment revenue	$11,423	$11,960	$(537)	(4.5)%
Entertainment Products segment operating income	$7,988	$9,622	$(1,634)	(17.0)%
Entertainment Products segment operating margin	69.9%	80.5%
Table games installed base (end of period)
Royalty units	2,953	2,766	187	6.8%
Sold units, inception-to-date
Beginning of quarter	768	365	403	110.4%
Sold during quarter	65	198	(133)	(67.2)%
Subtotal	833	563	270	48.0%
Total installed base	3,786	3,329	457	13.7%
Table Master installed base (end of period)
Lease units	37	8	29	362.5%
Sold units, inception-to-date
Beginning of quarter	62	15	47	313.3%
Sold during quarter	26	5	21	420.0%
Subtotal	88	20	68	340.0%
Total installed base	125	28	97	346.4%

For the three months ended January 31, 2006, Entertainment Products segment revenue decreased 4.5%, compared to the same prior year period, primarily due to a decrease in lifetime license sales, partially offset by increases in revenue related to our Table Master products.

The increase in Entertainment Products royalty and lease revenue for the three months ended January 31, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 187 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Four Card Poker, Fortune Pai Gow Poker, Dragon Bonus®, and our more recently acquired games. Additionally, effective January 1, 2006, we increased the monthly lease rate for Three Card Poker, which partially benefited the current quarter. The table game royalty unit increases were offset by the conversion of 60 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Let It Ride which currently yields higher average monthly royalty rates than our more recent game introductions. These conversions are consistent with our replacement sale strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 196 royalty units and consisted primarily of Three Card Poker and Let It Ride.

•       A net increase of 29 Table Master units on lease.

The decrease in Entertainment Products sales and service revenue for the three months January 31, 2006, compared to the same prior year period is primarily attributed to a decline in lifetime license sales during the three months ended January 31, 2006. The decrease was partially offset by additional sales of our Table Master products which totaled 26 for the three months ended January 31, 2006, compared to 5 in same prior year period.

Entertainment Products segment operating income and operating margin for the three months ended January 31, 2006, decreased compared to the same prior year period. The decreases were primarily attributed to lower lifetime license sales in the current period which typically has a favorable impact on margin dollars and our Table Master products have overall lower margins than our other table game products. Additionally, our margins in the current period were impacted by introductory pricing discounts on some of our newer products.

DISCONTINUED OPERATIONS

In December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos. Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products’ assets and substantially completed our divestiture plans. Discontinued operations consisted of the following:

	Three Months Ended January 31,
	2006	2005
Revenues	$20	$99
Income from operations before tax	$1	$66
Income tax expense	—	(23)
Net income from operations	1	43
Gain on sale of slot assets	208	—
Income tax expense	(74)	—
Gain on sale of slot assets, net	134	—
Discontinued operations, net	$135	$43

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisition of businesses and intellectual property. In April 2004, we obtained additional capital resources, through the issuance of $150,000 of Notes. Additionally, in January 2006, we entered into a credit agreement among the Company, Deutsche Bank AG Cayman Islands Branch as Lender, Deutsche Bank AG New York Branch as Administrative Agent and Deutsche Bank Securities Inc. as Sole Arranger and Book Manager (the “Credit Agreement”). The Credit Agreement provided for a Bridge Loan (the “Bridge Loan”) in the amount of $115,000. The proceeds of this Bridge Loan were used to finance the acquisition of Stargames.

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	January 31,	October 31,	Increase	Percentage
	2006	2005	(Decrease)	Change
Cash, cash equivalents, and investments	$40,972	$34,088	$6,884	20.2%
Working capital	$42,370	$57,634	$(15,264)	(26.5)%
Current ratio	1.3	4.4	(3.1)	(70.5)%

The decrease in the current ratio is primarily a result of cash restricted for acquisition and the short-term bridge financing. Excluding cash restricted for acquisition of $91,291 and the short-term bridge financing of $115,000, the current ratio was approximately 4.3 as of January 31, 2006.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income from continuing operations	$7,218	$6,079	$1,139	18.7%
Non-cash items	5,196	3,203	1,993	62.2%
Income tax related items	2,541	207	2,334	1127.5%
Investment in sales-type leases and note receivable	(1,208)	(4,206)	2,998	(71.3)%
Other changes in operating assets and liabilities	(4,134)	108	(4,242)	(3,927.8)%
Slot-sale related items:
Discontinued operations, net of tax	135	43	92	214.0%
Cash flow provided by operating activities	$9,748	$5,434	$4,314	79.4%

•       Non-cash items are comprised of depreciation and amortization, share-based compensation expense, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the three months ended January 31, 2006, is substantially due to share-based compensation of $1,311 for the three months ended January 31, 2006, compared to $144 in the same prior year period. Additionally, amortization of intangible assets acquired from BTI and CARD in February and May 2004, respectively, was $1,203 and $922 for the three months ended January 31, 2006 and 2005, respectively.

•       Income tax related items include deferred income taxes, tax benefit from stock option exercises, prepaid income taxes and is net of excess tax benefit from stock option exercises.

•       We utilize sales-type leases and notes receivable as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases and notes receivable, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. We expect that some of our customers will continue to choose sales-type leases and notes receivable as their preferred method of purchasing our products. The volume of sales-type leases and notes receivable in any period may fluctuate, largely due to our customers’ preferences.

•       Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net purchases of investments	$(16,201)	$(178)	$(16,023)	9,001.7%
Cash restricted for acquisition	(91,291)	—	(91,291)	100.0%
Capital expenditures	(2,290)	(5,271)	2,981	(56.6)%
Security bonds posted with courts	—	(3,000)	3,000	(100.0)%
Proceeds from sale of leased assets	458	—	458	100.0%
Other	—	(217)	217	(100.0)%
Cash flow used by investing activities	$(109,324)	$(8,666)	$(100,658)	1,161.5%

•       Net purchases of investments consist primarily of the cost method investment of $20,856 related to the acquisition of Stargames, a $3,000 equity method investment related to Sona and the net of proceeds from the sale and maturities of investments of $9,900.

•       Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

•       Cash restricted for acquisition is related to the proceeds from the bridge financing to be used for the Stargames acquisition.

•       During the three months ended January 31, 2005, we posted security deposits of $3,000 related to preliminary injunctions that we were granted by certain judicial courts.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$—	$(4,350)	$4,350	(100.0)%
Proceeds from stock option exercises, net	1,767	3,425	(1,658)	(48.4)%
Proceeds from bridge financing, net of issue costs	114,719	—	114,719	100.0%
Excess tax benefit from stock option exercises	618	—	618	100.0%
Payments of long-term liabilities	(2,868)	(1,378)	(1,490)	108.1%
Cash flow provided (used) by financing activities	$114,236	$(2,303)	$116,539	(5,060.3)%

•       During the three months ended January 31, 2006, no shares of our common stock were repurchased, compared to 150 shares of our common stock at an average price of $29.00 for the same prior year period.

•       Our employees and directors exercised 167 options during the three months ended January 31, 2006, at an average exercise price of $10.61 per share, compared to 566 options at an average exercise price of $5.92 per share during the same prior year period.

•       We received $114,719 proceeds, net of debt issuance costs, from bridge financing used for the Stargames acquisition.

•       With the adoption of SFAS 123R the benefit of tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows rather than operating cash inflows.

•       During the three months ended January 31, 2006, we made installment payments of $2,609 for the ENPAT note payable and $267 for BTI liabilities.

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames.  The Bridge Loan will mature on April 24, 2006.

Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis.  Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility and (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933

CAPITAL RESOURCES

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended January 31, 2006, no shares of our common stock were repurchased compared to 150 shares of our common stock repurchased for a total cost of $4,350 at an average price of $29.00 for the same prior year period. We did not have any common stock repurchases during the quarter ended January 31, 2006 in anticipation of closing the Stargames acquisition and as a result of the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005. As of January 31, 2006, $8,831 remained outstanding under our board authorizations. We cancel shares that we repurchase.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Except for the bridge loan discussed elsewhere, our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005. We do not have material off-balance sheet arrangements.

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The Bridge Loan is unsecured. The obligations under the Bridge Loan are guaranteed by each wholly-owned domestic subsidiary of the Company that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after January 25, 2006, if any. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of March 20, 2006, we are in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006.

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Total amortization of debt issuance costs were $258 and $242 for the three months ended January 31, 2006 and 2005, respectively. Unamortized debt issuance costs of $3,350 as of January 31, 2006, are included in other assets on the condensed consolidated balance sheet.

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2006, was $5,901.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of January 31, 2006, of $5,604 represents the discounted present value of the future payments, including imputed interest of approximately $47. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.    In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of January 31, 2006, was $549.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of January 31, 2006 was $322.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported amounts of revenue and expenses. We periodically evaluate our policies, estimates and related assumptions, including: revenue recognition; amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; accounting for share-based compensation; and contingencies. We base our estimates on historical experience and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

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

Some of our sales are made through distributorships, particularly for sales in our international markets.  We evaluate these sales for proper revenue recognition by evaluating, among other factors, the following, which, if present, might indicate that an arrangement represents a consignment of inventory rather than a sale:

•  the distributor pays us only if the product is ultimately sold to the end customer,

•  the sale is completely financed by us,

•  we dictate the number of units and type purchased by the distributor under a “quota” system,

•  we take a very active interest in the internal management of the distributor,

•  we have taken over many of our distributorships as a result of the distributor’s failure to pay for or sell previously delivered products, and

•  extended payment terms are granted that are substantially different from those given to normal customers.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as modified by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

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

•       Whether an agreement includes service elements (other than PCS related services), such as training or installation, and whether such services are essential to the functionality of the software or whether such software is considered “off-the-shelf” (off-the-shelf software is software that is marketed as a stock item that can be used by customers with little or no customization). Conversely, “core software” requires significant customization of the software in order for the software to be used by the end customer.

Based on such guidance we have concluded that 1) the software associated with our shuffler and chipper products is incidental to the product as a whole and 2) the software associated with our Table Master and Bloodhound products is “off-the-shelf” and we have satisfied the customer-specified objective criteria (e.g., it has been designed and tested to operate in a similar environment to that of our customers and the product is shipped ready for our customers to install). In all instances, we recognize revenue when the criteria above are met.

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

Share-based Compensation.   On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method.

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

Interest rate risk.   Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $105.

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of January 31, 2006 is $157,688. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $8,343. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $1,031.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of January 31, 2006, we have not entered into any foreign currency exchange contracts.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2006 of our disclosure controls and procedures, as defined in

Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, and described under “Changes in Internal Control Over Financial Reporting.”

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of January 31, 2006, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, management concluded that its internal control over financial reporting was not effective as of October 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness. Specifically, we did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions’, identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized.

Subsequent to January 31, 2006, we have undertaken, and will continue to undertake, extensive work to remedy the material weakness described above. This includes the following remediation initiatives:

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

The implementation of these initiatives and additional procedures being developed remains a priority for us during fiscal 2006.

Except for the material weakness described elsewhere, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 13 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this quarterly report.

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

ITEM 1A.        RISK FACTORS

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

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our annual reports on From 10-K, other quarterly reports on Form 10-Q and current reports on Form 8-K. We urge you to carefully read the following discussion of specific risks and uncertainties that could affect our business.

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

We also face the risk that we have infringed third parties’ intellectual property rights. For example, our competitors in both the U.S. and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies, have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products.

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making, and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making, and may in the future make, claims of infringement against us or against our licensees or manufacturers in connection with their use of our technology. For information on Legal Proceedings, see Note 13 to our unaudited consolidated financial statements. As discussed in Note 13 to our unaudited consolidated financial statements for the three months ended January 31, 2006, we are currently in litigation over various intellectual property matters. Any claims, even those made by third parties which are without merit, could:

•       be expensive and time consuming to defend;

•       cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•       cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•       require us to redesign, reengineer or rebrand our products, if feasible;

•       divert management’s attention and resources; or

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

In addition, legislative and regulatory changes may affect the demand for our products. Such changes could affect us in a variety of ways, including the introduction of limitations on our products or opportunities for the use of our products, and the fostering of competitive games or technologies at our or our customers’ expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to slot machines, and substantial changes in those regulations may adversely affect demand for our products. We cannot assure you that changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction would not have a material adverse effect on our existing and proposed foreign and domestic operations. Our business will also suffer if our products became obsolete due to changes in laws or regulations or the regulatory framework.

Litigation may subject us to significant legal expenses and liability.

As discussed in Note 13 to our condensed consolidated financial statements for the three months ended January 31, 2006, we are currently in litigation over various intellectual property matters. Our current assessment of each matter may change based on future unknown or unexpected events. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position.

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

We derive substantially all of our revenues from the sale, lease, licensing and other financing arrangements of products for the gaming industry. Our business would suffer if the gaming industry in general, and table games in particular, suffered a downturn or loss in popularity, if our products became obsolete or if use of our products decreased. Our operating lease agreements with our customers are typically month-to-month leases and provide that they can be terminated upon 30 days’ prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, and problems, defects or dissatisfaction with our products could cause us to lose customers or our revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological changes and advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, including the senior notes, will be materially adversely affected.

We operate in a very competitive business environment.

There is intense competition in the gaming products industry. The development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have a negative impact on our business in that market.

In general, we compete with other gaming and entertainment products for space on the casino customer’s floor, as well as for our customer’s capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are IGT, Alliance Gaming Corporation, WMS Industries, Inc., and Aristocrat Leisure Limited.

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

In our Entertainment Products segment, the market for live table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors’ widely known proprietary table game titles include PGIC’s Caribbean Stud® and Texas Hold’em Bonus™, Galaxy Gaming’s Lucky Ladies™ and Masque Publishing’s Spanish 21®, among others. Competition in the table game market is typically on the basis of price, brand recognition, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products. In the future, table game competitors could market table games that might displace our products. There are also numerous other companies that manufacture and/or sell multi-player games, which are similar to our Table Master product. These companies include, but are not limited to, Elektroncek, (also known as Interblock), PokerTek, Inc. and TableMAX Holdings.

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

If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel and on our key employees. Our employment contracts with our corporate officers and certain other key employees are primarily “at will” employment agreements, under which the employee or we may terminate employment. If any of these persons were to leave our company it could be difficult to replace them, and our business could be harmed. We do not have key-man life insurance.

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

The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations. Future acts of terror or hostilities could reduce our customers’ guests’ willingness to travel, with the result that our customers’ operations would suffer, which could have an impact on our operating results.

Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe and Australasia, accounted for approximately 23% of our consolidated revenue in fiscal 2005. We expect the percentage of our international sales to increase during fiscal 2006 and thereafter due to our acquisition of CARD in May 2004 and our acquisition of Stargames Limited in Australia in February 2006. Accordingly, our future results could be harmed by a variety of factors, including:

•       changes in foreign currency exchange rates;

•       exchange controls;

•       changes in regulatory requirements;

•       changes in a specific country’s or region’s political or economic conditions;

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

•       diversion of management’s attention away from other business concerns; and

•       expenses of any undisclosed or potential legal liabilities.

Both Stargames, an Australian company, and CARD, an Austrian company, substantially increase our exposure to the risks of international operations. Additionally, all of the risks applicable to our business also apply to Stargames and CARD. Any one or a combination of these factors may cause our revenues or earnings to decline.

We have completed our tender offer for shares of Stargames Limited with the proceeds from temporary bridge financing. We anticipate that we will need to secure permanent financing. Currently, we do not have commitments for permanent financing and cannot guarantee that we will be able to obtain such financing on terms reasonably satisfactory to us.

On February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., substantially completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. As a result, we will begin consolidating Stargames’ operating results as of our fiscal quarter ending April 30, 2006.

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. The Bridge Loan will mature on April 24, 2006. We expect to secure permanent financing or an extension of the bridge financing maturity date prior to the bridge loan’s maturity. However, we cannot assure you that we will be able to refinance or extend our bridge loan facility on commercially reasonable terms or at all. For additional information on the bridge loan see Notes 3 and 7 to our condensed consolidated financial statements.

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

As of January 31, 2006, we had total consolidated indebtedness of approximately $277,511, consisting primarily of the $150,000 of convertible notes and the Bridge Loan in the amount of $115,000. Our ability to meet debt service obligations and to refinance our indebtedness, including our convertible notes and the bridge loan, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control. Our debt service obligations may:

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
(c)

In May 2005, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. We did not have any common share repurchases during the quarter in anticipation of closing the Stargames acquisition and as a result of the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005. As of January 31, 2006, $8,831 remained outstanding under our existing board authorizations. Repurchases under all previous authorizations have been substantially completed.

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
Date: March 20, 2006
/s/ MARK L. YOSELOFF
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
/s/ RICHARD L. BALDWIN
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)