Form 10-Q
period 2006-04-30
SHUFFLE MASTER INC
filed 2006-06-14
CIK 718789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☑

As of June 9, 2006, there were 35,096,748 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2006

PART I

ITEM 1.   FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenue:
Utility products leases	$6,084	$5,873	$12,094	$11,185
Utility products sales and service	17,531	11,511	33,406	19,560
Entertainment products leases and royalties	6,475	6,143	12,730	12,291
Entertainment products sales and service	13,177	3,599	18,345	9,411
Other	36	2	45	51
Total revenue	43,303	27,128	76,620	52,498
Costs and expenses:
Cost of leases and royalties	2,742	2,257	5,559	4,604
Cost of sales and service	11,712	4,449	18,816	8,031
Selling, general and administrative	13,363	7,895	23,360	15,779
Research and development	3,239	2,105	5,200	3,974
In-process research and development	19,145	—	19,145	—
Total costs and expenses	50,201	16,706	72,080	32,388
Equity method investment loss	(156)	—	(156)	—
Income (loss) from operations	(7,054)	10,422	4,384	20,110
Other income (expense)	(2,337)	141	(2,827)	(194)
Income (loss) from continuing operations before tax	(9,391)	10,563	1,557	19,916
Provision for income taxes	3,241	3,734	6,971	7,008
Income (loss) from continuing operations	(12,632)	6,829	(5,414)	12,908
Discontinued operations, net of tax	(88)	16	47	59
Net income (loss)	$(12,720)	$6,845	$(5,367)	$12,967
Basic earnings (loss) per share:
Continuing operations	$(0.37)	$0.19	$(0.16)	$0.37
Discontinued operations	—	—	—	—
Net income (loss)	$(0.37)	$0.19	$(0.16)	$0.37
Diluted earnings (loss) per share:
Continuing operations	$(0.37)	$0.19	$(0.16)	$0.35
Discontinued operations	—	—	—	—
Net income (loss)	$(0.37)	$0.19	$(0.16)	$0.35
Weighted average shares outstanding:
Basic	34,555	35,301	34,522	35,116
Diluted	34,555	36,816	34,522	36,831

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 30, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,147	$13,279
Investments	11,778	20,809
Accounts receivable, net	32,275	17,865
Investment in sales-type leases and notes receivable, net	8,730	8,219
Inventories, net	20,751	9,428
Prepaid income taxes	5,402	—
Deferred income taxes	3,062	1,837
Other current assets	7,925	3,255
Total current assets	112,070	74,692
Investment in sales-type leases and notes receivable, net	10,837	11,136
Products leased and held for lease, net	9,876	9,163
Property and equipment, net	8,888	4,144
Deferred income taxes	3,003	2,400
Intangible assets, net	81,311	48,477
Goodwill	84,401	36,017
Other assets	9,727	7,088
Total assets	$320,113	$193,117
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,620	$3,540
Accrued liabilities	9,287	6,547
Customer deposits and unearned revenue	5,973	3,518
Income taxes payable	—	371
Note payable and current portion of long-term liabilities	110,244	3,082
Total current liabilities	134,124	17,058
Long-term liabilities, net of current portion	162,533	162,659
Deferred income taxes	64	—
Total liabilities	296,721	179,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,077 and 34,527 shares issued and outstanding	351	345
Additional paid-in capital	4,944	—
Deferred compensation	—	(5,788)
Retained earnings	11,931	17,298
Accumulated other comprehensive income	6,166	1,545
Total shareholders’ equity	23,392	13,400
Total liabilities and shareholders’ equity	$320,113	$193,117

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,367)	$12,967
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	8,500	5,757
In-process research and development	19,145	—
Share-based compensation	2,546	305
Provision for bad debts	39	122
Provision for inventory obsolescence	181	(50)
Tax benefit from stock option exercises	116	4,310
Excess tax benefit from stock option exercises	(2,371)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,751)	(1,085)
Investment in sales-type leases and notes receivable	(181)	(5,238)
Inventories	(124)	(1,313)
Accounts payable and accrued liabilities	(3,738)	1,308
Customer deposits and unearned revenue	1,872	(445)
Prepaid income taxes	(3,062)	3,629
Income taxes, net of stock option exercises	(344)	—
Deferred income taxes	1,834	(630)
Other	(3,857)	(474)
Net cash provided by operating activities	12,438	19,163
Cash flows from investing activities:
Purchases of investments	(12,022)	(584)
Proceeds from sale and maturities of investments	18,050	279
Proceeds from sale of leased assets	628	—
Payments for products leased and held for lease	(3,884)	(3,621)
Purchases of property and equipment	(1,008)	(806)
Purchases of intangible assets	—	(3,376)
Acquisition of Stargames, net of cash acquired	(114,337)	—
Other	—	(3,416)
Net cash used by investing activities	(112,573)	(11,524)
Cash flows from financing activities:
Proceeds from acquisition financing	115,000	—
Proceeds from other borrowings	5,085	—
Repurchases of common stock	—	(15,256)
Debt issuance costs	(281)	—
Proceeds from issuances of common stock, net	5,710	4,835
Excess tax benefit from stock option exercises	2,371	—
Payments of long-term liabilities	(18,402)	(1,736)
Net cash provided (used) by financing activities	109,483	(12,157)
Effect of exchange rate changes on cash	(480)	—
Net increase (decrease) in cash and cash equivalents	8,868	(4,518)
Cash and cash equivalents, beginning of period	13,279	20,580
Cash and cash equivalents, end of period	$22,147	$16,062
Cash paid for:
Income taxes, net of refunds	$6,489	$(298)
Interest	2,541	982
Non-cash transactions:
Unrealized gain on investments, net of tax	$126	$—
Equity method loss, net of tax	$(102)	$—
Note payable for patent purchase	—	9,666

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except unit and per share amounts)

1.   DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.   On February 1, 2006, we had substantially completed our acquisition of Stargames Limited (“Stargames”). Accordingly, the results of Stargames have been included in our condensed consolidated financial statements beginning February 1, 2006. Stargames is based in Sydney, Australia and develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Stargames has approximately 190 employees including 80 in design and development.

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game play, such as our Intelligent Table System™ product. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up ProductionsTM, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In February 2006, we acquired Stargames. Stargames product offerings are classified as Entertainment Products and include Rapid Table GamesTM, Vegas Star® multi-terminal gaming machines, and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. The Rapid series of games, which we already distribute in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo® and Rapid Big Wheel®. Vegas Star® Multi-Terminal Gaming Machines feature animated dealers and a selection of public domain table games. The Vegas Star® Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

In January 2006, we entered into a strategic alliance with Sona Mobile Holdings Corp. (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos throughout the world. On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between us and Sona dated December 29, 2005. Additionally, as part of our investment in Sona, we received one seat on the Sona Board of Directors. This investment was accounted for under the equity method of accounting and is included in Other long-term assets in our condensed consolidated balance sheets. Accordingly, we recognized a loss of $156 which represents our pro rata share of Sona’s net loss for the three months ended April 30, 2006.

Basis of presentation.   The condensed consolidated financial statements of Shuffle Master, Inc. as of April 30, 2006, and for the three and six months ended April 30, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and six months ended April 30, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2005.

2.   ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU $1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares.

Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147 denominated. In addition, we estimate that our total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $2,190. See Note 5 for information regarding the financing of the Stargames acquisition. The following table sets forth the determination of the consideration paid for Stargames at the date of acquisition:

Cash	$112,147
Other direct acquisition costs	2,190
Total purchase price	$114,337

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary fair values have been prepared based upon an independent appraisal which is currently in process, discounted cash flows and estimates by management. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price:

Estimated fair value of Stargames’ net assets as of January 31, 2006	$13,705
Developed technology, average life of 4 years	8,338
Customer relationships, average life of 10 years	10,015
Tradename	17,291
Goodwill	46,526
In-process research and development	19,145
Assumed liabilities	(683)
$114,337

This acquisition enhances the products in our Entertainment segment as well as providing for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill.

A project-by-project valuation using the guidance in FASB Statement of Financial Accounting Standard No. 141, “Business Combinations” and the AICPA Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic

Devices and Pharmaceutical Industries” is in the process of being performed by independent valuation specialists to determine the fair value of research and development projects of Stargames.

In-process research and development (“IPR&D”) is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a technologically feasible product and has no alternative future use. The fair value was determined using the multi-period excess earnings approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets and after a contributory charge on assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project’s stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

The forecast of future cash flows required the following assumptions to be made:

•       Revenue that is likely to result from specific IPR&D projects, including the likelihood of approval of the product, estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year rates over the product life cycles;

•       Cost of sales related to the potential products using historical data, industry data or other sources of market data;

•       Sales and marketing expense using historical data, industry data or other market data;

•       General and administrative expenses; and

•       Research and development expenses.

As required by Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the portion of the purchase price allocated to in-process research and development of $19,145 was immediately expensed.

The assumed liabilities referred to above include an estimated settlement for the disposition of the assets and liabilities of Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops, and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes.  We have determined that the operations of PVS are non-core to our Entertainment and Utility segments.  Accordingly, we have entered into a preliminary agreement to sell its equity interests including settlement of all existing liabilities of PVS. The estimated liabilities exceed assets in the amount of approximately $683. The fair value of the PVS net assets acquired have been valued at zero in our preliminary purchase price allocation. The results of operations for PVS will be included in Discontinued Operations until the disposition is complete. See discussion below.

The operating results for Stargames are included in the accompanying condensed consolidated statements of operations from the date of the acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the Stargames acquisition had occurred on February 1, 2005, November 1, 2004, and November 1, 2005, respectively, is as follows:

	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005	Six Months Ended April 30, 2006
Revenue	$34,349	$75,849	$86,263
Operating income	5,900	16,352	15,444
Discontinued operations	(107)	(214)	134
Net income	$3,527	$10,314	$10,095
Basic earnings per share:
Net income	$0.10	$0.29	$0.29
Diluted earnings per share:
Net income	$0.10	$0.28	$0.29

These unaudited pro forma results are presented for comparative purposes only. The pro forma results are not necessarily indicative of what our actual results would have been had the acquisition of Stargames been completed as of the beginning of the periods presented. The expense for IPR&D for the six months ended April 30, 2006, has not been included in the unaudited pro forma results since such expense is non-recurring in nature.

IGT Agreement.   On April 28, 2006 (the “Effective Date”), we entered into an agreement with International Game Technology (“IGT”) whereby we assigned, transferred, and conveyed to IGT, our 50% share of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The total royalties to be received by IGT is limited to an amount equal to a net present value of $3,000 utilizing a discount factor of 12% (the “Royalty Amount”). Upon the receipt by IGT of the Royalty Amount, all royalty payments with respect to our 50% share of the ENPAT patents shall resume and be paid to us. The total consideration paid to us was $3,000 and is non-refundable.  The transaction has been reflected in the accompanying condensed consolidated financial statements by establishing a liability for amounts owed to IGT which will be relieved as future royalties are earned.

Discontinued operations.   In December 2003, our board of directors approved and we committed to a plan to divest our North America slot products operations and assets, based on our determination that this product line was no longer a strategic fit with our refocused core business strategy of providing products and services for the table game area of casinos.  Revenues and costs associated with our slot products are reported as discontinued operations for all periods presented. In January 2004, we entered into agreements pursuant to which we sold substantially all of our slot products assets to IGT.

Discontinued operations related to our discontinued slot operations consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenue	$19	$61	$39	$160
Income from operations before tax	$14	$25	$15	$89
Income tax benefit (expense)	5	(9)	5	(31)
Net income from operations	19	16	20	58
Gain on sale of slot assets	—	—	208	2
Income tax expense	—	—	(74)	(1)
Gain on sale of slot assets, net	—	—	134	1
Discontinued operations, net	$19	$16	$154	$59

As discussed above, the results of PVS for the three months ended April 30, 2006 included in discontinued operations are as follows:

Three Months Ended April 30, 2006
Revenue	$693
Loss from operations before tax	(150)
Provision for income taxes	43
Net loss	(107)

3.   ACCOUNTS RECEIVABLE, SALES-TYPE LEASES AND NOTES RECEIVABLE, INVENTORIES, AND LEASED PRODUCTS

	April 30, 2006	October 31, 2005
Accounts receivable, net:
Trade receivables	$34,502	$18,148
Less: allowance for bad debts	(2,227)	(283)
	$32,275	$17,865

	April 30, 2006	October 31, 2005
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$14,690	$13,329
Notes receivable-table game licenses	9,680	10,269
Sub-total sales-type leases and notes receivable	24,370	23,598
Less: interest sales-type leases and notes receivable	(1,559)	(1,579)
Less: deferred service revenue	(2,644)	(2,033)
Investment in sales-type leases and notes receivable, net	20,167	19,986
Less: current portion sales-type leases, net	(4,069)	(3,929)
Less: current portion notes receivable-table games licenses, net	(4,661)	(4,290)
Less: allowance for bad debts	(600)	(631)
Long-term portion investment in sales-type leases and notes receivable, net	$10,837	$11,136

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

	April 30, 2006	October 31, 2005
Inventories:
Raw materials and component parts	$10,386	$5,482
Work-in-process	2,762	820
Finished goods	10,713	4,613
	23,861	10,915
Less: allowance for inventory obsolescence	(3,110)	(1,487)
	$20,751	$9,428
Products leased and held for lease, net:
Utility products	$20,144	$18,091
Entertainment products	4,153	3,183
	24,297	21,274
Less: accumulated depreciation	(14,421)	(12,111)
	$9,876	$9,163

4. INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.   Substantially all of our recorded intangible assets are subject to amortization. Amortization expense was $2,382 and $1,556 for the three months ended April 30, 2006 and 2005, respectively, and $4,021 and $2,958 for the six months ended April 30, 2006 and 2005, respectively. Amortized intangible assets are comprised of the following:

	Weighted Avg Useful Life	April 30, 2006	October 31, 2005
Amortized intangible assets:
Patents, games and products	10 years	$56,655	$55,552
Less: accumulated amortization		(12,550)	(9,478)
		44,105	46,074
Customer relationships	10 years	10,035	—
Less: accumulated amortization		(251)	—
		9,784	—
Licenses and other	6 years	2,846	3,053
Less: accumulated amortization		(1,517)	(1,536)
		1,329	1,517
Developed technology	4 years	8,355	—
Less: accumulated amortization		(522)	—
		7,833	—
Total		$63,051	$47,591

Trademark.   Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized. Changes in the carrying amount of our unamortized intangibles for the six months ended April 30, 2006, are as follows:

Balance at October 31, 2005	$886
Stargames trademark	17,325
Foreign currency translation adjustment	49
Balance at April 30, 2006	$18,260

Goodwill.   Changes in the carrying amount of goodwill for the six months ended April 30, 2006, are as follows:

Balance at October 31, 2005	$36,017
Stargames goodwill	46,619
Foreign currency translation adjustment	1,765
Balance at April 30, 2006	$84,401

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, a portion of this goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life for US and foreign tax purposes. The remaining goodwill is non-deductible for tax purposes in its respective jurisdictions.

5.   NOTES PAYABLE AND OTHER INDEBTEDNESS

Notes payable and other indebtedness is summarized as follows:

	April 30, 2006	October 31, 2005
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Bridge loan, due July 2006	100,000	—
Stargames credit facility	6,462	—
BTI acquisition contingent consideration	5,347	6,167
ENPAT note payable, non-interest bearing, due in installments through 2007	5,557	8,518
Bet the Set “21” contingent consideration	542	549
VIP note payable	323	318
Other	4,546	189
	272,777	165,741
Less: current portion	(110,244)	(3,082)
	$162,533	$162,659

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we have agreed to use our commercially reasonable efforts to secure the loan extended under the Credit Agreement. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The Bridge Loan is currently unsecured. The obligations under the Bridge Loan are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after January 25, 2006, if any. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of April 30, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006. The current outstanding principal balance on the Bridge Loan as of April 30, 2006 was $100,000.

Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis. Financing options currently under consideration include, but are not limited to, (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility or (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $634 and $240 for the three months ended April 30, 2006 and 2005, respectively, and $892 and $482 for the six months ended April 30, 2006, and 2005, respectively. Unamortized debt issuance costs of $2,848 as of April 30, 2006, are included in other assets on the condensed consolidated balance sheets.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”).  The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of April 30, 2006 were AU $8,514 or US $6,472. The banking facilities are comprised of two main components; a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances.  There were no amounts outstanding on the bank overdraft facility as of April 30, 2006 which amounts, if borrowed, would be based on the reference rate, as defined, plus 0.25%. The US $6,472 amount outstanding is under the bank loan facility which carries a weighted average interest rate of 5.98% as of April 30, 2006.  Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group.  The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, NSW Australia.

The facilities include certain financial covenants which are tested annually by ANZ at the end of each financial year.  These financial covenants include a minimum working capital ratio, a minimum ratio of net profit, as defined, to interest expense and minimum liabilities to equity ratio. As of June 30, 2005, the most recent date of review, Stargames was in compliance with all financial covenants. The facilities are subject to the next compliance assessment as of October 31, 2006.

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of April 30, 2006, was $5,347.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of April 30, 2006, of $5,557 represents the discounted present value of the future payments, including imputed interest of approximately $118. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of April 30, 2006, was $542.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of April 30, 2005 was $323.

6.   SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the six months ended April 30, 2006:

						Accumulated	Total
			Additional	Deferred		Other	Share-
	Common Stock		Paid-in	Compen-	Retained	Comprehensive	holders’
	Shares	Amount	Capital	sation	Earnings	Income	Equity
Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400
Reclassification of deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	(5,367)	—	(5,367)
Currency translation	—	—	—	—	—	4,495	4,495
Unrealized gain on investments	—	—	—	—	—	126	126
Total comprehensive income (loss)							(746)
Options exercised	490	5	5,701	—	—	—	5,706
Share-based compensation expense	—	—	1,810	—	—	—	1,810
Tax benefit from stock options	—	—	2,487	—	—	—	2,487
Issuance of restricted stock	60	1	—	—	—	—	1
Amortization of deferred compensation	—	—	734	—	—	—	734
Balance, April 30, 2006	35,077	$351	$4,944	$—	$11,931	$6,166	$23,392

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

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the six months ended April 30, 2006, no shares of our common stock were repurchased compared to 558 shares of our common stock repurchased for a total cost of $15,256 at an average price of $27.36 for the same prior year period. As of April 30, 2006, $8,831 remained outstanding under our board authorizations. We cancel shares that we repurchase.

Tax benefit from stock option exercises.   During the six months ended April 30, 2006 and 2005, we realized income tax benefits of $2,487 and $4,310, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

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

7.   SHARE-BASED COMPENSATION

Adoption of SFAS 123R.   Effective November 1, 2005, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We previously accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and disclosed supplemental information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”  Under these standards, we did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of our common stock on the date of grant. SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

Under SFAS 123R, compensation is attributed to the periods of associated service. For awards granted prior to November 1, 2005, such expense is being recognized on an accelerated basis since that is the method that we previously applied in our supplemental disclosures. Beginning with awards granted on November 1, 2005, such expense is being recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated periodically and with actual forfeitures recognized currently to the extent they differ from the estimate.

We adopted SFAS 123R by applying the modified-prospective transition method and adjusted previously recorded deferred compensation back to additional paid-in capital. Under this method, we began applying the valuation and other criteria of SFAS 123R on November 1, 2005, and began recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.

The impact of adopting SFAS 123R was as follows, due to the incremental compensation cost recognized for employee stock options and restricted stock :

	Three Months Ended	Six Months Ended
	April 30, 2006	April 30, 2006
Incremental stock-based compensation under SFAS 123R	$1,235	$2,546
Tax benefit	(362)	(745)
Reduction of net income	$873	$1,801
Reduction in basic earnings per share	$0.03	$0.05
Reduction in diluted earnings per share	$0.03	$0.05

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. We have evaluated the provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” and have elected the alternative method for establishing the APIC pool. Accordingly, the excess tax benefits are classified as an operating cash outflow and a financing cash inflow.

Share-based award plans.   In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Options granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Options granted under the 2004 Directors’ Plan generally vest immediately and expire in ten years.

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

As of April 30, 2006, 1,127 and 903 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively. A summary of activity under our share-based payment plans for the six months ended April 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,822	$17.01
Granted	113	33.36
Exercised	(490)	11.65
Forfeited or expired	(119)	12.26
Outstanding at April 30, 2006	3,326	$18.53	7.7	$60,680
Exercisable at April 30, 2006	2,064	$17.80	7.4	$36,743

The total intrinsic value of stock options exercised during the six months ended April 30, 2006 and 2005 was $9,177 and $16,672, respectively. The total income tax benefits from stock option exercises during the six months ended April 30, 2006 and 2005 were $2,487 and $4,310, respectively. As of April 30, 2006, there was a total of $7,385 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 2.3 years. As noted earlier, we are recognizing expense for awards granted prior to November 1, 2005 on an accelerated basis, so a disproportionate amount of unamortized expense will be recognized in the first 12 months of this weighted-average period.

Recognition of compensation expense.   The following table shows information about compensation costs recognized:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Compensation expense:
Stock options	$816	$60	$1,811	$60
Restricted stock	419	161	735	305
Total compensation expense	1,235	221	2,546	365
Less: Related tax benefit	(362)	(81)	(745)	(134)
Total compensation expense, net of tax benefit	$873	$140	$1,801	$231

Reported share-based compensation expense was classified as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Gross margin	$16	$—	$46	$—
Selling, general and administrative	1,145	221	2,348	365
Research and development	74	—	152	—
Total share-based compensation expense	$1,235	$221	$2,546	$365
Tax benefit	(362)	(81)	(745)	(134)
Total share-based compensation expense, net of tax	$873	$140	$1,801	$231

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table (assumptions in 2005 were used to compute the pro forma compensation for disclosure purposes only). Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Option valuation assumptions:
Expected dividend yield	—	—	—	—
Expected volatility	36.5%	53.6%	36.5%	54.8%
Risk-free interest rate	4.7%	4.2%	4.7%	3.0%
Expected term of options	4.4	5.5	4.4	5.5

Pro forma disclosures.   Had we accounted for these plans during 2005 under the fair value method allowed by SFAS 123, our net income and earnings per share would have been reduced to recognize the fair value of employee options, as follows:

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005
Net income
As reported	$6,845	$12,967
Incremental stock-based compensation under SFAS 123, net of tax benefit	(7,273)	(8,724)
Pro forma	$(428)	$4,243
Basic (loss) earnings per share
As reported	$0.19	$0.37
Pro forma	(0.01)	0.12
Diluted earnings (loss) per share
As reported	$0.19	$0.35
Pro forma	(0.01)	0.12

Restricted stock.   During the six months ended April 30, 2006 and 2005, we issued 60 and 50 shares of restricted stock, respectively, with an aggregate fair value of $2,018 and $1,353, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant is amortized to compensation expense over the related vesting period. Net income, as reported, for the three months ended April 30, 2006 and 2005, reflects $296 and $104 respectively, net of tax, and $520 and $198 for the six months ended April 30, 2006 and 2005, respectively, of amortization of restricted stock compensation.

A summary of activity related to restricted stock for the six months ended April 30, 2006 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at October 31, 2005	276,750	$24.35
Granted	60,500	33.36
Exercised	—	—
Forfeited	—	—
Nonvested at April 30, 2006	337,250	$25.96

No shares vested during the three months ended April 30, 2006. As of April 30, 2006, there was $7,071 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.5 years.

8.   INCOME TAXES

Our effective income tax rate for continuing operations for the three and six months ended April 30, 2006 was (34.5%) and 447.6%, respectively. Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the three and six months ended April 30, 2006 would have been 33.2% and 33.7%, respectively.

9.   EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(12,632)	$6,829	$(5,414)	$12,908
Basic:
Weighted average shares	34,555	35,301	34,522	35,116
Diluted:
Weighted average shares, basic	34,555	35,301	34,522	35,116
Dilutive effect of options and restricted stock	—	1,321	—	1,493
Dilutive effect of contingent convertible notes	—	194	—	222
Weighted average shares, diluted	34,555	36,816	34,522	36,831
Basic earnings (loss) per share	$(0.37)	$0.19	$(0.16)	$0.37
Diluted earnings (loss) per share	$(0.37)	$0.19	$(0.16)	$0.35

We account for our contingent convertible notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the six months ended April 30, 2006 and 2005, the average fair value of our common stock did exceed $28.07, resulting in additional dilutive shares. For the three and six months ended April 30, 2006, the dilution related to our options, restricted stock and contingent convertible notes have not been included in the diluted earnings (loss) per share computation as their inclusion would be anti-dilutive.

10.   OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Interest income	$561	$945	$1,070	$1,334
Interest expense	(2,287)	(586)	(2,950)	(1,096)
Amortization of debt issue costs	(634)	(240)	(892)	(482)
Foreign currency (loss) gain	22	18	(103)	51
Other	1	4	48	(1)
Total other income (expense)	$(2,337)	$141	$(2,827)	$(194)

Interest expense is primarily related to the $150,000 of Notes due in April 2024 and the $115,000 Bridge Loan due July 2006.

11.   OPERATING SEGMENTS

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products includes our Proprietary Table Games, Table Master products, Shuffle Up and the products developed, manufactured and distributed by Stargames. The Stargames product offerings include Rapid Table Games, Vegas Star, multi-terminal gaming machines and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

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

As discussed in Note 2, we recognized a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames. All of the products acquired from Stargames have been classified as Entertainment products and accordingly, the Entertainment segment results for the six months ended April 30, 2006, include the impact of the IPR&D charge of $19,145.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenue:
Utility Products	$23,615	$17,384	$45,499	$30,745
Entertainment Products	19,653	9,742	31,076	21,702
Corporate	35	2	45	51
	$43,303	$27,128	$76,620	$52,498
Operating Income (Loss):
Utility Products	$12,756	$7,687	$23,471	$12,544
Entertainment Products	(9,489)	7,532	(1,501)	17,156
Corporate	(10,321)	(4,797)	(17,586)	(9,590)
	$(7,054)	$10,422	$4,384	$20,110
Depreciation and Amortization:
Utility Products	$2,179	$1,806	$4,274	$3,692
Entertainment Products	1,659	533	2,425	1,183
Corporate	1,075	402	1,801	882
	$4,913	$2,741	$8,500	$5,757
Capital Expenditures:
Utility Products	$1,428	$1,651	$2,983	$15,568
Entertainment Products	469	496	980	763
Corporate	705	385	929	1,138
	$2,602	$2,532	$4,892	$17,469

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of April 30, 2006, our significant inventory purchase commitments totaled $9,250 which are primarily related to our Table Master products, one2six shufflers, and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2006, minimum aggregate severance benefits totaled $5,018.

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

Continuing operations—

VendingData I—On July 12, 2005, we settled our litigation (known as VendingData I) with VendingData Corporation (“VendingData”) over VendingData’s Random Ejection shuffler. Under the terms of the settlement, VendingData was required to pay us $800, one-half of which was received on July 14, 2005, and the other half of which was paid in May 2006. We granted VendingData a conditional Covenant Not to Sue concerning our U.S. patents 6,028,258 and 6,325,373 (except for claims 6 and 7 of the 6,325,373 patent), which were the patents at issue in the VendingData I litigation. Each party has completely and fully released the other for any acts or omissions committed prior to July 12, 2005, except that, these releases have no effect with respect to our patent infringement claims against VendingData’s PokerOneTM shuffler in the VendingData II litigation. The VendingData I settlement does not restrict either party’s ability to bring new actions for any wrongful acts or acts of infringement committed after July 12, 2005.

VendingData II—In October 2004, we filed a second patent infringement lawsuit against VendingData Corporation (“VendingData II”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOneTM shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case mentioned above). VendingData II was filed in the U.S. District Court for the District of Nevada (the “Court”) in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

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

In March 2005, the Court of Appeals for the Federal Circuit (the “Federal Circuit”) stayed the Injunction based on a technical defect in the Court’s process in granting the Injunction, and not on its merits. In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Judge Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData’s PokerOneTM shuffler. The Magistrate Judge’s findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. The Magistrate Judge’s Recommendation is not a determination of whether the PokerOneTM infringes the asserted patent, nor does it speak to the validity of our claims. We have filed a written objection with the Court to the Magistrate Judge’s ruling. This objection is now pending.

On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that they did not believe that infringement exists under VendingData’s claim construction. We continue to believe that infringement exists under either our claim construction or VendingData’s claim construction, and we continue to believe that our claim construction is the proper one. The Federal Circuit did not rule on whether our claim construction or VendingData’s claim construction is the proper one. There can be no guarantee that the Court or, upon any further appeal, the Federal Circuit will agree with our claim construction. We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim. However, in June 2006, we agreed with VendingData to a 90 day standstill in the litigation in order to pursue settlement negotiations.

VendingData III—On March 31, 2006, VendingData filed a suit alleging that we have infringed and are currently infringing United States Patent No. 6,726,206 through the use or offering for sale of the MD2 shuffler in the United States. On May 1, 2006, VendingData filed a Notice of Voluntary Dismissal.

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

Awada—On April 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. We had fully reserved for this amount. On June 1, 2005, the Court dismissed with prejudice all other claims asserted by plaintiffs.

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

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants’ seven counterclaims.

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

MP Games II (Washington)—In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. The complaint seeks a permanent injunction against our MD2 shuffler with card recognition, an unspecified amount of damages and other relief. We deny the plaintiffs’ allegations. We filed a motion to dismiss and/or stay some of the plaintiffs’ allegations. On February 22, 2006, the Court denied our motion to dismiss the trade secret claim and granted our motion to stay the trade secrets and breach of contract claims pending further order of the Court. A scheduling conference was held on March 21, 2006 and discovery is ongoing. We will vigorously contest and deny any liability.

Discontinued operations—

IGCA—In April 2001, we were sued by Innovative Gaming Corporation of America (“IGCA”), a Minnesota corporation. The suit was filed in the Second Judicial District Court of the State of Nevada, in Washoe County, Nevada. The defendants are us and Joseph J. Lahti, our former Chairman. The complaint alleges breach of contract, negligence, misrepresentation and related theories of liability, all relating to a confidentiality agreement with respect to what the plaintiff claims to be its intellectual property. The complaint seeks an unspecified amount of damages. We have answered the complaint by denying any liability and raising various affirmative defenses. We deny the plaintiff’s claims. In 2004, IGCA filed for bankruptcy and a trustee was appointed. In December 2005, we entered into a settlement agreement with the trustee to settle all of IGCA’s claims for $150. On January 25, 2006, the Bankruptcy Court approved the settlement agreement and we paid the $150 settlement on February 14, 2006. A written order has been issued and the time for appeal, if any, has not yet run.

Fleetwood—In January 2004, the Company sold its then slot operating system (the “System”) to IGT. Prior to the sale, the Company had been negotiating with Fleetwood Manufacturing, Inc. (“Fleetwood”) about a sale of the System, but no agreement was reached and the negotiations were terminated. After the termination of the negotiations, however, the Company came to believe that Fleetwood was claiming that the Company had an obligation to continue to negotiate with Fleetwood regarding the System. Accordingly, in January 2004, the Company filed a complaint for declaratory relief in the District Court in Clark County, Nevada seeking a judicial ruling that the negotiations with Fleetwood had terminated and that the Company had the legal right to negotiate with third parties, including IGT, regarding a sale of the System.

Fleetwood disagreed with the Company’s position and filed an Answer denying the Company’s claimed right for declaratory relief. Fleetwood also filed a counterclaim alleging that the Company breached its obligations to negotiate in good faith with Fleetwood. Fleetwood claimed that its damages were in excess of $10.

Prior to June, 2006, Fleetwood never put forth the damages, or any proof relating thereto, that were allegedly caused by the Company’s alleged breaches. In June 2006, Fleetwood, for the first time, produced an expert report which opined that Fleetwood’s business had suffered in the last two years and that the cause of its losses was the Company’s failure to sell the System to Fleetwood. Fleetwood has alleged that its losses are approximately $12,000.

The Company completely rejects Fleetwood’s arguments and positions, and believes that Fleetwood’s claims and theory of damages have no support either in fact or law. The Company believes that it committed no wrongful acts against Fleetwood and caused it no damages. The Company is continuing to vigorously oppose Fleetwood’s claims and believes that it will prevail in this lawsuit. A trial is scheduled for October 2006.

This litigation is now being disclosed due to the newly alleged amount of damages, and not because the Company believes that Fleetwood’s claims have any validity. The Company strongly believes that Fleetwood’s claims and allegations of damages completely lack merit.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units)

We develop, manufacture and market technology-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and are focused on increasing their profitability, productivity and security. Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games and chip sorting machines for roulette. In addition, we have acquired or are developing other products to automatically gather data and to enable casinos to track table game play, such as our Bloodhound® and Intelligent Table System™ products. Our Entertainment Products include our line of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and our Table Master™ product that delivers our popular branded table game content on a multi-player video platform. In January 2005, we formed Shuffle Up ProductionsTM, Inc. (“Shuffle Up”) to leverage our intellectual property and develop live and broadcast tournament events as well as merchandise based on our extremely popular gaming offerings. In November 2005, we hosted the finals of our Three Card Poker National ChampionshipTM with a grand prize of $1,000. In February 2006, we acquired Stargames Limited (“Stargames”). Stargames product offerings are classified as Entertainment Products and include Rapid Table GamesTM, Vegas Star® multi-terminal gaming machines, and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. The Rapid series of games, which we already distribute in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo® and Rapid Big Wheel®. Vegas Star® multi-terminal gaming machines feature animated dealers and a selection of public domain table games. The Vegas Star® Nova line utilizes Stargames existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

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

SHARE-BASED COMPENSATION

On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, expected dividends, and expected term for options that remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates. See Note 7 of our condensed consolidated financial statements for additional information regarding the adoption of SFAS 123R.

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   As discussed elsewhere, on February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares.  Consideration to Stargames consisted of an Australian-denominated cash payment of $148,441 AUD or $112,147 USD denominated. In addition, we estimate that our total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately $2,190.  The shares purchase was funded by temporary bridge financing which has a maturity date of July 24, 2006. We expect to secure permanent financing through i) an extension of the existing Credit Agreement, ii) a senior secured bank credit facility or iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933. For additional information on the bridge financing see Note 5 to our condensed consolidated financial statements.

The acquisition enhances the products in our Entertainment segment as well as provides for additional electronic platforms for the Company’s branded content. Additionally, the Company acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill.

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The preliminary fair values have been prepared based upon an independent appraisal, which is currently in process, discounted cash flows and estimates by management. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition.

On April 28, 2006 (the “Effective Date”), we entered into an agreement with International Game Technology (“IGT”) whereby we assigned, transferred, and conveyed to IGT, our 50% share of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The total royalties to be received by IGT is limited to an amount equal to a net present value of $3,000 utilizing a discount factor of 12% (the “Royalty Amount”). Upon the receipt by IGT of the Royalty Amount, all royalty payments with respect to our 50% share of the ENPAT patents shall resume and be paid to us. The total consideration paid to us was $3,000 and is non-refundable. The transaction has been reflected in the accompanying condensed consolidated financial statements by establishing a liability for amounts owed to IGT which will be relieved as future royalties are earned.

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

As part of the acquisition of Stargames, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops, and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our gaming Entertainment and Utility segments. Accordingly, we have entered into a preliminary agreement to sell our equity interests including settlement of all existing liabilities of PVS.

Further detail is included under the heading “Discontinued Operations” in Note 2 to our condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenue
Utility products	54.5%	64.1%	59.4%	58.6%
Entertainment products	45.4%	35.9%	40.6%	41.3%
Other	0.1%	0.0%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.4%	24.7%	31.8%	24.1%
Gross margin	66.6%	75.3%	68.2%	75.9%
Selling, general and administrative	30.9%	29.1%	30.5%	30.1%
Research and development	7.5%	7.8%	6.8%	7.6%
In-process research and development	44.2%	0.0%	25.0%	0.0%
Equity method investment loss	(0.4)%	0.0%	(0.2)%	0.0%
Income from operations	(16.3)%	38.4%	5.7%	38.2%
Other income (expense), net	(5.4)%	0.5%	(3.7)%	(0.4)%
Income (loss) from continuing operations before tax	(21.7)%	38.9%	2.0%	37.8%
Provision for income taxes	7.5%	13.8%	9.1%	13.3%
Income (loss) from continuing operations	(29.2)%	25.1%	(7.1)%	24.5%
Discontinued operations, net of tax	(0.2)%	0.1%	0.1%	0.1%
Net income (loss)	(29.4)%	25.2%	(7.0)%	24.6%

Our revenue and results of operations are most affected by unit placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities.  As discussed earlier, our results include a one-time charge subject to the one-year window for final purchase price allocation related to IPR&D of Stargames.

REVENUE AND GROSS MARGIN

Three Months Ended April 30,	%	Six Months Ended April 30,	%
	2006	2005	Change	2006	2005	Change
Revenue:
Leases and royalties	$12,559	$12,016	4.5%	$24,824	$23,476	5.7%
Sales and service	30,708	15,110	103.2%	51,751	28,971	78.6%
Other	36	2	1,700.0%	45	51	(11.8)%
Total	$43,303	$27,128	59.6%	$76,620	$52,498	45.9%
Cost of revenue:
Leases and royalties	$2,742	$2,257	21.5%	$5,559	$4,604	20.7%
Sales and service	11,712	4,449	163.3%	18,816	8,031	134.3%
Total	$14,454	$6,706	115.5%	$24,375	$12,635	92.9%
Gross margin:
Leases and royalties	$9,817	$9,759	0.6%	$19,265	$18,872	2.1%
Sales and service	18,996	10,661	78.2%	32,935	20,940	57.3%
Total	$28,813	$20,420	41.1%	$52,200	$39,812	31.1%
Gross margin percentage:
Leases and royalties	78.2%	81.2%		77.6%	80.4%
Sales and service	61.9%	70.6%		63.6%	72.3%
Total	66.5%	75.3%		68.1%	75.8%

We earn our revenue in several ways. Revenue transactions include leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts (product lease contracts typically include parts and service) or we offer most of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading “Critical Accounting Policies”.

Our overall revenue growth for the three and six months ended April 30, 2006, was the result of strong results in both operating segments as well as both of our lease and royalties and sales and service business models. We experienced strong results in our sold units installed base within our Utility segment. Our Entertainment segment showed strong results due to organic growth as well as to our acquisition of Stargames whose numbers are reflected in the quarter. The increase in the number of units sold resulted from the introduction of new products, greater placements of existing products, acquisitions of products, market growth and the expansion of operations both domestically and internationally. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the three and six months ended April 30, 2006. However, as a percentage of revenue, our gross margin percentage decreased 8.8% and 7.7% for the three and six months ended April 30, 2006, respectively, compared to the prior year periods. The decline in our gross margin percentages are attributed to the product shift year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our Entertainment segment. Our sales of the Easy Chipper and Table Master, higher cost products, have also increased year-over-year and have also unfavorably impacted our overall margin. The gross margin for the Easy Chipper is negatively impacted by the amortization expense associated with the acquired CARD product. Additionally, we had fewer lifetime license sales in the current period which typically has a favorable impact on gross margin dollars.

OPERATING EXPENSES

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2006	2005	Change	2006	2005	Change
Selling, general and administrative	$13,363	$7,895	69.3%	$23,360	$15,779	48.0%
Percentage of revenue	30.9%	29.1%		30.5%	30.1%
Research and development	$3,239	$2,105	53.9%	$5,200	$3,974	30.9%
Percentage of revenue	7.5%	7.8%		6.9%	7.6%
In-process research and development	$19,145	$—	100.0%	$19,145	$—	100.0%
Percentage of revenue	44.2%	0.0%		25.0%	0.0%
Total operating expenses	$35,747	$10,000	257.5%	$47,705	$19,753	141.5%
Percentage of revenue	82.6%	36.9%		62.3%	37.6%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased at a rate slightly higher than our revenues during the three and six months ended April 30, 2006. Accordingly, SG&A as a percentage of revenue increased. The fluctuation in SG&A expenses primarily reflects the following:

•       SG&A related to Stargames, CARD and VIP were $4,764 for the three months ended April 30, 2006, compared to $881 for CARD in the same prior year period. SG&A related to Stargames, CARD and VIP were $5,874 for the six months ended April 30, 2006, compared to $1,769 for CARD in the same prior year period.

•       Corporate legal fees were $1,024 and $1,568 for the three months ended April 30, 2006 and 2005, respectively, and $2,514 and $3,373 for the six months ended April 30, 2006 and 2005, respectively. The reduction in legal fees quarter over quarter is attributable to the settlement of the TCS and Vending Data I lawsuits in fiscal 2005. The reductions are offset to some extent by increases in our MP Games I and II litigation. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•       Share-based compensation expense under SFAS 123R was $1,235, including $419 of amortization of restricted stock compensation, for the three months ended April 30, 2006, compared to $221, consisting predominately of amortization of restricted stock compensation in the same prior year period. Share-based compensation expense under SFAS 123R was $2,546, including $735 of amortization of restricted stock compensation, for the six months ended April 30, 2006, compared to $365, consisting predominately of amortization of restricted stock compensation, in the same prior year period.

•       Payroll and related expenses, excluding Stargames, CARD and VIP, increased approximately $1,017 and $1,914 for the three and six months ended April 30, 2006, respectively, primarily due to an increase in the number of employees in order to support the growth of our business.

Excluding the impact of the costs associated with the expensing of share-based compensation and our additional professional fees related to the delayed filing of our Form 10-K for fiscal 2005, SG&A decreased as a percentage of revenue to 26.6% as compared to 29.1% in the prior year period.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the six months ended April 30, 2006, R&D increased primarily due to our R&D efforts that continue at CARD and domestically as well as those at Stargames. Additionally, share-based compensation expense allocated to R&D under SFAS 123R was $74 and $152 for the three and six months ended April 30, 2006, compared to no expense in the same prior year period.

R&D includes amortization of our patents for products still under development. Amortization related to the RFID patents was $100 and $183 for the three and six months ended April 30, 2006, respectively, compared to $299 and $498 in the same prior year period. Our amortization has been, and will continue to, be favorably impacted as a result of the Two-Party Agreement with IGT and the related sale of a 50% ownership interest in these RFID patents.

As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed.

A project-by-project valuation using the guidance in SFAS 141 and the American Institute of Certified Public Accountants (AICPA) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by an independent valuation specialist to determine the fair value of research and development projects of Stargames.

IPR&D is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product and has no alternative future uses. The fair value was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project’s stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition. The expensing of IPR&D through purchase accounting allows for the expensing of certain R&D efforts at the acquisition date consistent with the expensing of R&D efforts as they are incurred for in-house development efforts. This charge is preliminary pending completion of our final purchase price allocation which will be finalized within one year. Any adjustments to this charge will be adjusted to the income statement caption IPR&D when finalized.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Interest income	$561	$945	$1,070	$1,334
Interest expense	(2,287)	(586)	(2,950)	(1,096)
Amortization of debt issue costs	(634)	(240)	(892)	(482)
Foreign currency (loss) gain	22	18	(103)	51
Other	1	4	48	(1)
Total other income (expense)	$(2,337)	$141	$(2,827)	$(194)

Interest income decreased primarily as a result of a reduction in the Company’s investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the Bridge Loan during the three months ended April 30, 2006. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of April 30, 2006.

Interest expense is primarily related to the $150,000 of contingent convertible senior notes due in April 2024 (the “Notes”) and the $115,000 bridge loan due in July 2006. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective income tax rate for continuing operations for the three and six months ended April 30, 2006 was (34.5%) and 447.6%, respectively. Excluding the impact of the one-time non-deductible IPR&D charge in relation to the Stargames acquisition, the effective tax rate for the three and six months ended April 30, 2006 would have been 33.2% and 33.7%, respectively.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the three months ended April 30, 2006 and 2005, we realized income tax benefits of $1,869 and $870 and for the six months ended April 30, 2006 and 2005, we realized income tax benefits of $2,487 and $4,310, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$(12,632)	$6,829	$(5,414)	$12,908
Basic (loss) earnings per share	$(0.37)	$0.19	$(0.16)	$0.37
Diluted (loss) earnings per share	$(0.37)	$0.19	$(0.16)	$0.35
Weighted average shares data:
Basic	34,555	35,301	34,522	35,116
Dilutive effect of options and restricted stock	—	1,321	—	1,493
Dilutive effect of contingent convertible notes	—	194	—	222
Diluted	34,555	36,816	34,522	36,831
Outstanding shares data:
Shares outstanding, beginning of period	34,694	35,422	34,527	34,958
Options exercised	323	156	490	723
Shares repurchased	—	(407)	—	(558)
Restricted stock issued	60	—	60	50
Other	—	—	—	(2)
Shares outstanding, end of period	35,077	35,171	35,077	35,171

For the three and six months ended April 30, 2006, we were in a loss position, accordingly the dilutive impact of options, restricted stock and the dilutive effect of our Notes have been excluded from our earnings per share calculation as their impact is anti-dilutive.

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

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units and per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products includes our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products includes our Proprietary Table Games, Table Master products, Shuffle Up and the products developed, manufactured and distributed by Stargames. The Stargames product offerings include Rapid Table Games, Vegas Star, multi-terminal gaming machines and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provide us with recurring revenue. Our current shuffler product portfolio consists of 6 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of April 30, 2006, our shuffler installed base totaled 20,368 units, a 19.5% increase from 17,048 as of April 30, 2005. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette. During May 2005, we announced our first Easy Chipper orders, marking the first release of a new product developed by CARD since the acquisition. During the six months ended April 30, 2006, our installed base increased to 297 units as compared to 33 as of April 30, 2005, a 800.0% increase.

Our ITS products remain in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 14 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. As of April 30, 2006, our proprietary table game installed base totaled 3,816 games, a 14.9% increase from 3,321 games as of April 30, 2005. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

In late fiscal 2004, we expanded on the distribution of our proprietary table game portfolio with the introduction of our Table Master product. Table Master is a fixed five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. Our growth strategy for Table Master is to position the product as a more cost effective way to offer lower stakes table games to our casino customers. Additionally, our Table Master platform enables us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets.

With the acquisition of Stargames, effective February 1, 2006, we added product offerings including Rapid Table Games and Vegas Star multi-terminal gaming machine platforms and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets.

The Rapid Table Games product line combines a live dealer with multi-terminal electronic wagering for popular games like Roulette and Sic-Bo. With over 65% of its installed base currently installed in Australia and Asia, the Rapid Table Games product line focuses on combining popular high-volume gaming content with unparalleled game play, operator usability, systems integration and technical support. Rapid Roulette, the product line’s signature offering, currently has the leading Australian market share and accounts for over 90% of the automated roulette multi-player products currently in use.

The Vegas Star multi-terminal gaming machines feature animated virtual dealers, touch screen player betting and a selection of public domain table games including roulette, baccarat and Sic-Bo. The Vegas Star has a modular design which makes it easy to add additional play stations as terminal demand increases. Originally designed for the Australian and Asian markets where its market shares exceed 60% and 35% respectively, Vegas Star has rapidly become an integral part of casinos within its two primary markets. Each Vegas Star configuration can accommodate up to 16 player stations, and will eventually offer all of our proprietary game content.

The Electronic Gaming Machines (“EGMs”) feature a variety of game selections including licensed content provided by WMS Gaming, Stargames’ EGMs are designed specifically for the Australian and Asian markets where over 75% of the installed base is located.

In January 2005, through the formation of Shuffle Up, we broadened the distribution of our branded content and intellectual property outside of our traditional live table game offerings by developing live and broadcast tournament events and retail merchandise. In June 2005, we commenced with our plans to host a Three Card Poker National ChampionshipTM offering participants the chance to compete for a $1 million grand prize. The tournament consisted of a series of regional tournaments, with the finals held in Las Vegas, Nevada in late November 2005. Additionally, we have contracted with LMNO Productions to develop and produce a television program based on the tournament, which we aired in April 2006. Our long-term strategy through Shuffle Up is further development of additional distribution channels for our branded content and intellectual property, including “for fun” gaming activities on the internet, cellular phones, wireless hand-held devices, board games and home computer games.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. We have combined the presentation of our Table Master, Rapid and Vegas Star products as Electronic Wagering Seats or multi-terminal gaming seats. Due to their modular design, both the Rapid and Vegas Star products are best analyzed based upon number of seats sold. As our Table Master is a fixed five seat station, we have converted units into five seats rather than one unit. We believe that Installed Unit Base is an important gauge of segment performance because it measures historical market placements of leased and sold units and it provides insight into potential markets for service and next-generation products.  Some sold units may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units currently in active use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$6,084	$5,873	$211	3.6%
Sales—Shuffler	15,138	9,207	5,931	64.4%
Sales—Chipper	463	929	(466)	(50.2)%
Service and other	1,930	1,375	555	40.4%
Total sales and service	17,531	11,511	6,020	52.3%
Total Utility Products segment revenue	$23,615	$17,384	$6,231	35.8%
Utility Products segment operating income	$12,756	$7,687	$5,069	65.9%
Utility Products segment operating margin	54.0%	44.2%
Shufflers installed base (end of period)
Lease units	4,630	4,768	(138)	(2.9)%
Sold units, inception-to-date
Beginning of quarter	14,580	11,583	2,997	25.9%
Sold during quarter	1,293	777	516	66.4%
Less trade-ins and exchanges	(135)	(80)	(55)	68.8%
End of quarter	15,738	12,280	3,458	28.2%
Total installed base	20,368	17,048	3,320	19.5%
Chipper installed base (end of period)
Lease units	10	2	8	400.0%
Sold units, inception-to-date
Beginning of quarter	273	—	273	100.0%
Sold during quarter	14	31	(17)	(54.8)%
Subtotal	287	31	256	825.8%
Total installed base	297	33	264	800.0%

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper product. Revenue from our non-automated Bloodhound product is not material for the periods presented and our automated Bloodhound and ITS products remain in the development stage.

For the three months ended April 30, 2006, Utility Products segment revenue increased 35.8%, compared to the same prior year period, primarily due to a 52.3% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased 3.6% compared to the same prior year period.

The increase in Utility Products lease revenue for the three months ended April 30, 2006, compared to the same prior year period, primarily reflects:

•       An increase in average monthly lease price of $428 as compared to $422 in the prior year period.

•       A shift in product mix from lower average lease price models to higher average lease price models. Placements in the quarter were predominately our third generation shuffler products, including the Deck Mate®, one2sixTM and MD2® shufflers.

•       The net shuffler leased units declined slightly over the prior year period. This decrease is consistent with Management’s strategy to convert leased second generation shufflers to sold units, predominantly the ACE shuffler, in anticipation of introducing the next generation specialty table game shuffler, and Deck Mate and MD2 shufflers. Net shuffler lease activity includes the conversion of 252 leased units to sold units in the current period and 247 leased units to sold units in the prior year period. Shuffler conversions for the same prior year period were comprised primarily of ACE, MD2 and Deck Mate shufflers.

The increase in Utility Products sales and service revenue for the three months ended April 30, 2006, compared to the same prior year period primarily reflects:

•       A net increase of 461 shuffler units sold from 697 to 1,158; a 66.1% increase.

•       The increase in sold shuffler units was comprised primarily of additional sales of MD2, one2six and Deck Mate shufflers of 420, 384 and 251, respectively, in the current quarter compared to 117, 173 and 223, respectively, in the prior year quarter. Further, approximately 14% of worldwide shuffler sales and 22% of domestic shufflers sales represented replacement of older generation shufflers.

•       Record sales of the MD2 shufflers contributing $5,100 in revenue for the three months ended April 30, 2006 as compared to $1,350 in the prior year comparable period.

•       A decline in Easy Chipper unit sales of 14 units as compared to 31 units sold for the same prior year period. The decrease primarily resulted from a 29 unit sale in the three months ended April 30, 2005 which did not exist in the three months ended April 30, 2006.

Utility Products segment operating income and operating margin for the three months ended April 30, 2006, increased 65.9% and 9.8%, respectively, compared to the same prior year period, primarily due to greater sales volume of our shuffler business. This increase was partially offset by a larger percentage of one2six shuffler sales, which carries a lower gross margin due to amortization expense related to the acquired CARD products. Amortization expense associated with one2six shuffler and Easy Chipper cost of sales and leases was $863 for the three months ended April 30, 2006, compared to $638 for the same prior year period.

	Six Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$12,094	$11,185	$909	8.1%
Sales—Shuffler	26,759	15,852	10,907	68.8%
Sales—Chipper	3,345	998	2,347	235.2%
Service and other	3,302	2,710	592	21.8%
Total sales and service	33,406	19,560	13,846	70.8%
Total Utility Products segment revenue	$45,500	$30,745	$14,755	48.0%
Utility Products segment operating income	$23,471	$12,544	$10,927	87.1%
Utility Products segment operating margin	51.6%	40.8%
Shufflers installed base (end of period)
Lease units	4,630	4,768	(138)	(2.9)%
Sold units, inception-to-date
Beginning of period	13,780	11,151	2,629	23.6%
Sold during period	2,250	1,335	915	68.5%
Less trade-ins and exchanges	(292)	(206)	(86)	41.7%
End of period	15,738	12,280	3,458	28.2%
Total installed base	20,368	17,048	3,320	19.5%
Chipper installed base (end of period)
Lease units	10	2	8	400.0%
Sold units, inception-to-date
Beginning of period	122	—	122	100.0%
Sold during period	165	31	134	432.3%
Subtotal	287	31	256	825.8%
Total installed base	297	33	264	800.0%

For the six months ended April 30, 2006, Utility Products segment revenue increased 48.0%, compared to the same prior year period, primarily due to a 70.8% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased 8.1%, compared to the same prior year period.

The increase in Utility Products lease revenue for the six months ended April 30, 2006, compared to the same prior year period, primarily reflects:

•       An increase in the average monthly lease price of $420 as compared to $418 in the prior year period.

•       A shift in product mix from lower average lease price models to higher average lease price models. Placements in the six month period were predominately our third generation shuffler products, including the Deck Mate®, one2sixTM and MD2® shufflers. Net shuffler lease additions include the conversion of 526 leased units to sold units in the current period and 380 leased units to sold units in the prior year period. Shuffler conversions for the current period were comprised primarily of second generation ACE® shufflers, in anticipation of introducing the next generation specialty table game shuffler, and Deck Mate and MD2 shufflers. Shuffler conversions for the same prior year period were comprised primarily of ACE, MD2 and Deck Mate shufflers.

The increase in Utility Products sales and service revenue for the six months ended April 30, 2006, compared to the same prior year period primarily reflects:

•       A net increase of 829 shuffler units sold; from 1,129 to 1,958.

•       The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 625, 604 and 580, respectively, in the current period compared to 329, 370 and 177, respectively, in the same prior year period. Further, approximately 17% of domestic shuffler sales in the current period represented replacements of older generation shufflers.

•       For the six months ended April 30, 2006, we sold 165 Easy Chipper units, compared to 31 units sold for the same prior year period. For the six months ended April 30, 2006, total revenue contribution from the Easy Chipper was approximately $3,277 as compared to $859 in the prior year period.

Utility Products segment operating income and operating margin for the six months ended April 30, 2006, increased 87.1% and 10.8%, respectively, compared to the same prior year period, primarily due to greater sales volume of our shuffler business and increased sales of the Easy Chipper product. This increase was partially offset by a larger percentage of one2six shuffler sales and Easy Chipper sales, which carry a lower gross margin due to amortization expense related to these acquired CARD products. Amortization expense associated with one2six shuffler and Easy Chipper cost of sales and leases was $1,711 for the six months ended April 30, 2006, compared to $1,233 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$6,123	$6,043	$80	1.3%
Royalties and leases—Multi-Terminal Gaming	341	73	268	367.1%
Royalties and leases—EGMs	—	—	—	100.0%
Other	11	27	(16)	(59.3)%
Total royalties and leases	6,475	6,143	332	5.4%
Sales—Table games	1,697	3,074	(1,377)	(44.8)%
Sales—Multi-Terminal Gaming	5,433	467	4,966	1,063.4%
Sales—EGMs	2,879	—	2,879	100.0%
Service and other	3,168	58	3,110	5,362.1%
Total sales and service revenue	13,177	3,599	9,578	266.1%
Total Entertainment Products segment revenue	$19,652	$9,742	$9,910	101.7%
Entertainment Products segment operating income (loss)	$(9,489)	$7,532	$(17,021)	(226.0)%
Entertainment Products segment operating margin	(48.3)%	77.3%
Entertainment Products segment operating income (loss) excluding IPR&D expense	$9,656	$7,532	$2,124	28.2%
Entertainment Products segment operating margin excluding IPR&D expense	49.1%	77.3%
Table games installed base (end of period)
Royalty units	2,952	2,688	264	9.8%
Sold units, inception-to-date
Beginning of quarter	833	563	270	48.0%
Sold during quarter	31	70	(39)	(55.7)%
Subtotal	864	633	231	36.5%
Total installed base	3,816	3,321	495	14.9%
Multi-Terminal Gaming Products installed base (end of period)
Lease seats	214	75	139	185.3%
Sold seats, inception-to-date
Beginning of quarter	440	100	340	340.0%
Sold during quarter	249	25	224	896.0%
Stargames acquired base	3,025	—	3,025	100.0%
Subtotal	3,714	125	3,589	2,871.2%
Total installed base	3,928	200	3,728	1,864.0%
EGMs installed based (end of period)
Lease units	—	—	—	0.0%
Sold units, inception-to-date
Beginning of quarter	—	—	—	0.0%
Sold during quarter	281	—	281	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
Subtotal	14,953	—	14,953	100.0%
Total installed base	14,953	—	14,953	100.0%

For the three months ended April 30, 2006, Entertainment Products segment revenue increased 101.7%, compared to the same prior year period. The increase was primarily due to the $10,700 contribution from Stargames. This increase was partially offset by a decrease in lifetime license sales.

The 5.4% increase in Entertainment Products royalty and lease revenue for the three months ended April 30, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 264 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Ultimate Texas Hold’em, Four Card Poker, Fortune Pai Gow Poker, Dragon Bonus®, and our more recently acquired games. Additionally, effective January 1, 2006, we increased the monthly lease rate for Three Card Poker, which benefited the quarter. The table game royalty unit increases were offset by the conversion of 26 royalty units to lifetime license sales, consisting primarily of Three Card Poker which currently yields higher average monthly royalty rates than our more recent game introductions. These conversions are consistent with our replacement sale strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 67 royalty units and consisted primarily of Three Card Poker and Let It Ride.

•       A net increase of 139 Multi-Terminal Gaming product seats on lease from 75 to 214 seats.

The increase in Entertainment Products sales and service revenue for the three months April 30, 2006, compared to the same prior year period is primarily attributed to the $10,700 revenue contribution of Stargames. Stargames contributed the following during the three months ended April 30, 2006:

•       An acquired installed base of 3,025 Rapid and Vegas Star seats

•       An acquired installed base of 14,672 Electronic Gaming Machines

•       Additions of Rapid and Vegas Star seats of 222

•       Additions of EGMs of 281 seats

Entertainment Products segment operating income, excluding IPR&D, for the three months ended April 30, 2006, increased compared to the same prior year period. The decreases in operating margin for the three months ended April 30, 2006, as compared to the same prior year period were due to lower lifetime license sales in the current period which typically has a favorable impact on margin dollars and our Table Master products have overall lower margins than our other table game products. Additionally, the products contributed by Stargames have a lower operating margin than the traditional entertainment product.

As discussed earlier, we recognized a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames.  All of the products acquired from Stargames have been classified as Entertainment products and accordingly, the Entertainment segment results for the three months ended April 30, 2006, include the impact of the IPR&D charge of $19,145.

Entertainment Products Segment Operating Results

	Six Months Ended
	April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$12,051	$12,109	$(58)	(0.5)%
Royalties and leases—Multi-Terminal Gaming	662	139	523	376.3%
Royalties and leases—EGMs	—	—	—	100.0%
Other	17	43	(26)	(60.5)%
Total royalties and leases	12,730	12,291	439	3.6%
Sales—Table games	4,715	8,331	(3,616)	(43.4)%
Sales—Multi-Terminal Gaming	7,615	926	6,689	722.4%
Sales—EGMs	2,879	—	2,879	100.0%
Service and other	3,136	154	2,982	1,936.4%
Total sales and service revenue	18,345	9,411	8,934	94.9%
Total Entertainment Products segment revenue	$31,075	$21,702	$9,373	43.2%
Entertainment Products segment operating income (loss)	$(1,501)	$17,156	$(18,657)	(108.7)%
Entertainment Products segment operating margin	(4.8)%	79.1%
Entertainment Products segment operating income (loss) excluding IPR&D expense	17,644	17,156	$488	2.8%
Entertainment Products segment operating margin excluding IPR&D expense	56.8%	79.1%
Table games installed base (end of period)
Royalty units	2,952	2,688	264	9.8%
Sold units, inception-to-date
Beginning of period	768	365	403	110.4%
Sold during period	96	268	(172)	(64.2)%
Subtotal	864	633	231	36.5%
Total installed base	3,816	3,321	495	14.9%
Multi-Terminal Gaming Seats installed base (end of period)
Lease seats	214	75	139	185.3%
Sold seats, inception-to-date
Beginning of period	310	75	235	313.3%
Sold during period	379	50	329	658.0%
Stargames acquired base	3,025	—	3,025	100.0%
Subtotal	3,714	125	3,589	2,871.2%
Total installed base	3,928	200	3,728	1,864.0%
EGMs installed based (end of period)
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of period	—	—	—	0.0%
Sold during period	281	—	281	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
Subtotal	14,953	—	14,953	100.0%
Total installed base	14,953	—	14,953	100.0%

For the six months ended April 30, 2006, Entertainment Products segment revenue increased 43.2%, compared to the same prior year period primarily due to the $10,700 revenue contribution of Stargames. The results for the six months ended April 30, 2006, for Stargames are consistent with the three months ended April 30, 2006 as the acquisition was complete on February 1, 2006. These increases were partially offset by decreases in lifetime license sales, which were partially offset by increases in revenue related to our Table Master products.

The increase in Entertainment Products royalty and lease revenue for the six months ended April 30, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 264 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Ultimate Texas Hold’em, Fortune Pai Gow Poker, Dragon Bonus®, and our more recently acquired games. Additionally, effective January 1, 2006, we increased the monthly lease rate for Three Card Poker, which partially benefited the six month period. The table game royalty unit increases were offset by the conversion of 86 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Let It Ride which currently yields higher average monthly royalty rates than our more recent game introductions. These conversions are consistent with our replacement sale strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 263 royalty units and consisted primarily of Three Card Poker and Let It Ride.

As discussed above, the increase in Entertainment Products sales and service revenue for the six months ended April 30, 2006, compared to the same prior year period is primarily attributed to the Stargames contribution offset by decreases in lifetime license sales.

Entertainment Products segment operating income, excluding IPR&D, for the six months ended April 30, 2006, increased compared to the same prior year period. The decreases in operating margin for the six months ended April 30, 2006 as compared to the prior year period were due to lower lifetime license sales in the current period which typically has a favorable impact on margin dollars and our Table Master products have overall lower margins than our other table game products. Additionally, the products contributed by Stargames have a lower operating margin than the traditional Entertainment product.

As discussed earlier, we recognized a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames. All of the products acquired from Stargames have been classified as Entertainment products and accordingly, the Entertainment segment results for the six months ended April 30, 2006, include the impact of the IPR&D charge of $19,145.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three and six months ended April 30, 2006:

	Three Months Ended				Six Months Ended
	April 30, 2006		April 30, 2005		April 30, 2006		April 30, 2005
Revenue:
United States	$21,493	49.6%	$20,732	76.4%	$45,374	59.2%	$40,564	77.3%
Canada	2,885	6.7%	1,787	6.6%	4,087	5.3%	2,621	5.0%
Other North America	913	2.1%	465	1.7%	1,790	2.3%	920	1.8%
Europe	1,604	3.7%	1,511	5.6%	4,099	5.3%	5,323	10.1%
Australia	9,896	22.9%	964	3.6%	10,268	13.4%	1,176	2.2%
Asia	6,373	14.7%	1,548	5.7%	10,674	13.9%	1,557	3.0%
Other	139	0.3%	121	0.4%	328	0.4%	337	0.6%
	$43,303	100.0%	$27,128	100.0%	$76,620	100.0%	$52,498	100.0%

Revenues by geographic area are determined based on the location of our customer. For the three and six months ended April 30, 2006, sales to customers outside the United States accounted for 50.4% and 40.8%, respectively, of consolidated revenue, compared to 23.6% and 22.7%, respectively, for the comparable prior year periods. The period-over-period increase in sales to customers outside the United States is primarily attributed to our increased penetration into the Asia market and the contributions from our recent acquisition of Stargames in Australia. Going forward, including the Stargames acquisition, we expect our international revenues to continue to grow, particularly in the Pacific Rim region.

DISCONTINUED OPERATIONS

Slot Products Operations

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues	$19	$61	$39	$160
Income from operations before tax	$14	$25	$15	$89
Income tax expense	5	(9)	5	(31)
Net income from operations	19	16	20	58
Gain on sale of slot assets	—	—	208	2
Income tax expense	—	—	(74)	(1)
Gain on sale of slot assets, net	—	—	134	1
Discontinued operations, net	$19	$16	$154	$59

PVS

Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames, designs, develops, and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our gaming Entertainment and Utility segments. Accordingly, we have entered into a preliminary agreement to sell our equity interests including settlement of all existing liabilities of PVS. The results of operations for PVS will be included in Discontinued Operations until the disposition is complete. Discontinued operations consisted of the following:

Three Months Ended April 30, 2006
Revenue	$693
Loss from operations before tax	(150)
Benefit for income taxes	43
Net loss	(107)

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

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	April 30, 2006	October 31, 2005	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$33,925	$34,088	$(163)	(0.5)%
Working capital	$(22,054)	$57,634	(79,688)	(138.3)%
Current ratio	0.8	4.4	(3.6)	(81.0)%

The Bridge Loan is due to mature July 24, 2006, accordingly it has been classified in current liabilities. This current maturity results in negative working capital. Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility or (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933. The decrease in the current ratio is also impacted by the short-term bridge financing. Excluding the short-term bridge financing of $100,000, the current ratio was approximately 3.3 as of April 30, 2006.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income (loss) from continuing operations	$(5,414)	$12,908	$(18,322)	(141.9)%
Non-cash items	30,411	6,134	24,277	395.8%
Income tax related items	(3,827)	7,309	(11,136)	(152.4)%
Investment in sales-type leases and note receivable	(181)	(5,238)	5,057	(96.5)%
Other changes in operating assets and liabilities	(8,598)	(2,009)	(6,589)	328.0%
Slot-sale related items:
Discontinued operations, net of tax	47	59	(12)	(20.3)%
Cash flow provided by operating activities	$12,438	$19,163	$(6,725)	(35.1)%

•       Non-cash items are comprised of depreciation and amortization, share-based compensation expense, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the six months ended April 30, 2006, is substantially due to a charge for in-process research and development related to the Stargames acquisition of $19,145 and share-based compensation of $2,546 for the six months ended April 30, 2006, compared to $0 and $305 in the same prior year period. Additionally, amortization of intangible assets acquired from Stargames, BTI and CARD was $4,021 and $2,958 for the six months ended April 30, 2006 and 2005, respectively.

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

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net purchases of investments	$6,028	$(305)	$6,333	(2,076.4)%
Capital expenditures	(4,892)	(7,803)	2,911	(37.3)%
Proceeds from sale of leased assets	628	—	628	100.0%
Acquisition of Stargames, net of cash acquired	(114,337)	—	(114,337)	100.0%
Other	—	(3,416)	3,416	(100.0)%
Cash flow used by investing activities	$(112,573)	$(11,524)	$(101,049)	876.9%

•       Net purchases of investments consist primarily of a $3,000 equity method investment related to Sona Mobile Holdings Corp. and the net of proceeds from the sale and maturities of investments of $3,028.

•       Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

•       During the six months ended April 30, 2005, we posted a security deposit of $3,000 related to a preliminary injunction that we were granted by a judicial court.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$—	$(15,256)	$15,256	(100.0)%
Proceeds from stock option exercises, net	5,710	4,835	875	18.1%
Proceeds from bridge financing, net of issue costs	114,719	—	114,719	100.0%
Proceeds from other borrowings	5,085	—	5,085	100.0%
Excess tax benefit from stock option exercises	2,371	—	2,371	100.0%
Payments of long-term liabilities	(18,402)	(1,736)	(16,666)	960.0%
Cash flow provided (used) by financing activities	$109,483	$(12,157)	$121,640	(1,000.6)%

•       During the six months ended April 30, 2006, no shares of our common stock were repurchased, compared to 558 shares of our common stock at an average price of $27.36 for the same prior year period.

•       Our employees and directors exercised 490 options during the six months ended April 30, 2006, at an average exercise price of $11.65 per share, compared to 723 options at an average exercise price of $6.57 per share during the same prior year period.

•       We received $114,719 proceeds, net of debt issuance costs, from bridge financing used for the Stargames acquisition.

•       With the adoption of SFAS 123R the benefit of tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows rather than operating cash inflows.

•       During the six months ended April 30, 2006, we paid $15,000 on the bridge financing and made installment payments of $2,609 for the ENPAT note payable and $820 for BTI liabilities.

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006. The outstanding principal balance on the Bridge Loan as of April 30, 2006 was $115,000; the outstanding balance on the Bridge Loan as of June 8, 2006 was $90,000.

Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility or (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the six months ended April 30, 2006, no shares of our common stock were repurchased compared to 558 shares of our common stock repurchased for a total cost of $15,256 at an average price of $27.36 for the same prior year period. As of April 30, 2006, $8,831 remained outstanding under our board authorizations. We cancel shares that we repurchase.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principle payments on our Bridge Loan, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Except for the bridge loan discussed elsewhere, our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005.  We do not have material off-balance sheet arrangements.

INDEBTEDNESS

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we have agreed to use our commercially reasonable efforts to secure the loan extended under the Credit Agreement. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The Bridge Loan is currently unsecured. The obligations under the Bridge Loan are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after January 25, 2006, if any. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of April 30, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006. The current outstanding principal balance on the Bridge Loan as of April 30, 2006 was $100,000. The outstanding principal balance has been reduced to $90,000 as of June 8, 2006.

Management intends and believes it has the ability, to refinance the Bridge Loan on a long-term basis. Financing options currently under consideration, include, but are not limited to (i) an extension of the existing Credit Agreement, (ii) a senior secured bank credit facility or (iii) convertible or other debt to be issued by private placement pursuant to Rule 144A under the Securities Act of 1933.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $634 and $240 for the three months ended April 30, 2006 and 2005, respectively, and $892 and $482 for the six months ended April 30, 2006, and 2005, respectively. Unamortized debt issuance costs of $2,848 as of April 30, 2006, are included in Other Assets on the condensed consolidated balance sheet.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”).  The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of April 30, 2006 were AU $8,514 or US $6,472. The banking facilities are comprised of two main components; a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances.  There were no amounts outstanding on the bank overdraft facility as of April 30, 2006 which amounts, if borrowed, would be based on the reference rate, as defined, plus 0.25%. The US $6,472 amount outstanding is under the bank loan facility which carries a weighted average interest rate of 5.98% as of April 30, 2006.  Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group.  The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, NSW Australia.

The facilities include certain financial covenants which are tested annually by ANZ at the end of each financial year.  These financial covenants include a minimum working capital ratio, a minimum ratio of net profit, as defined, to interest expense and minimum liabilities to equity ratio. As of June 30, 2005, the most recent date of review, Stargames was in compliance with all financial covenants. The facilities are subject to the next compliance assessment as of October 31, 2006.

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of April 30, 2006, was $5,347.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of April 30, 2006, of $5,557 represents the discounted present value of the future payments, including imputed interest of approximately $118. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of April 30, 2006, was $542.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of April 30, 2006 was $323.

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

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as modified by SOP 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

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

Based on such guidance we have concluded that 1) the software associated with our shuffler and chipper products is incidental to the product as a whole and therefore is outside of the scope of SOP 97-2. We have determined that our Table Master, Vegas Star, Rapid and Electronic Gaming Machine products are subject to the provisions of SOP 97-2 and accordingly, revenue is recognized when all of the following criteria have been met:

•       Evidence of an arrangement exists;

•       Delivery has occurred or ownership rights have passed;

•       The fee is fixed or determinable and;

•       Collectibility is probable

If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

Business Combinations.

We account for business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

In determining the fair value of acquired assets and assumed liabilities in the Stargames acquisition, we hired third-party valuation specialists to assist us with certain fair value estimates, primarily related to intangible assets, including IPR&D, developed technology, tradename and customer relationships, as well as land, property and equipment. We and the third-party specialists applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

The Stargames purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition.  Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and assumed liabilities and significant changes to these balances could have a material impact to our future reported results. For instance, lower or higher fair values assigned to in-process research and development and certain amortizable intangible assets could result in lower or higher amounts of income statement charges.

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

Except for the trademarks related to the Stargames and CARD acquisitions, which are not subject to amortization and are tested periodically for impairment, all of our significant intangible assets are definite lived and amortized over their expected useful lives. We estimate useful lives based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, trademarks, licenses and games. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

We review our intangible assets with finite lives for impairment when circumstances indicate that the carrying amount of an asset may not be fully recoverable from undiscounted estimated future cash flows. We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

We review our goodwill and indefinite-lived intangibles for impairment in October annually using a two step impairment test. The review is performed at the reporting unit level, which we have determined is the equivalent to our reportable segments.  In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

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

Share-based Compensation.   On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method. We have evaluated the provisions of SFAS 123R, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” and have elected the alternative method for establishing the APIC pool and the corresponding presentation for cash flows.

Restricted Stock—The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant is amortized to compensation expense over the related vesting period.

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

Interest rate risk.   Our current investment portfolio primarily consists of fixed income and investment grade securities. Our investment policy emphasizes return of principal and liquidity and is focused on fixed returns that limit volatility and risk of principal. Because of our investment policies, the primary market risk associated with our portfolio is interest rate risk. If interest rates were to change by 10%, the net hypothetical change in fair value of our investments would be $661.

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of April 30, 2006 is $206,625. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $16,620. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $540.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of April 30, 2006, we have not entered into any foreign currency exchange contracts.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of April 30, 2006, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, management concluded that its internal control over financial reporting was not effective as of October 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness. Specifically, we did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions’, identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over revenue recognition to the preparation of reliable financial statements.

During our second quarter ended April 30, 2006, and subsequent thereto, we have completed certain remediation initiatives, and will continue to undertake, extensive work to remedy the material weakness described above. This includes, but is not limited to, the following remediation initiatives:

•       The improvement of the contract administration process, including approval of distributor agreements, to ensure the approval and circulation of non-standard contracts, arrangements or transactions;

•       Providing additional and on-going training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, especially in the area of revenue recognition. Additionally, we will provide on-going training to our sales organization to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

•       Employing additional finance and accounting staff as well as adding additional qualified personnel and consultants, as necessary, to further assist in the remediation and monitoring of internal control deficiencies.

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weakness identified at October 31, 2005, remains a priority for us during fiscal 2006.

Except for the remediation initiatives with respect to the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our annual reports on Form 10-K, other quarterly reports on Form 10-Q and current reports on Form 8-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)          Not applicable

(c)           In May 2005, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. We did not have any common share repurchases during the quarter in anticipation of closing the Stargames acquisition and as a result of the delay in filing our Annual Report on Form 10-K for the year ended October 31, 2005. As of April 30, 2006, $8,831 remained outstanding under our existing board authorizations. Repurchases under all previous authorizations have been substantially completed.

ITEM 6.                EXHIBITS

10.1

Asia Representative Agreement dated April 11, 2006, by and between Shuffle Master Inc., Stargames Corporation Pty Limited, Melco International Development Limited and Elixir Group Limited (Request for Confidential Treatment filed with SEC).

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
Date: June 14, 2006
/s/ Mark L. Yoseloff
Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Richard L. Baldwin
Richard L. Baldwin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)