Form 10-Q
period 2006-07-31
SHUFFLE MASTER INC
filed 2006-09-08
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 0-20820

SHUFFLE MASTER, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1448495
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

1106 Palms Airport Drive, Las Vegas	NV	89119
(Address of Principal	(State)	(Zip Code)
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

As of September 5, 2006, there were 34,934,695 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2006
TABLE OF CONTENTS

PART I

ITEM 1.   FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenue:
Utility products leases	$5,936	$6,252	$18,029	$17,437
Utility products sales and service	12,689	10,282	46,095	29,842
Entertainment products leases and royalties	6,532	6,266	19,262	18,557
Entertainment products sales and service	15,568	4,391	33,914	13,802
Other	12	81	58	132
Total revenue	40,737	27,272	117,358	79,770
Costs and expenses:
Cost of leases and royalties	2,858	2,501	8,417	7,105
Cost of sales and service	10,491	4,496	29,308	12,527
Selling, general and administrative	14,851	6,474	38,211	22,253
Research and development	3,763	1,796	8,963	5,770
Gain on sale of patent	(4,566)	—	(4,566)	—
In-process research and development	—	—	19,145	—
Total costs and expenses	27,397	15,267	99,478	47,655
Equity method investment loss	(119)	—	(275)	—
Income from operations	13,221	12,005	17,605	32,115
Other expense	(1,873)	(291)	(4,699)	(485)
Income from continuing operations before tax	11,348	11,714	12,906	31,630
Provision for income taxes	3,905	3,663	10,876	10,671
Income from continuing operations	7,443	8,051	2,030	20,959
Discontinued operations, net of tax	(174)	8	(127)	67
Net income	$7,269	$8,059	$1,903	$21,026
Basic earnings per share:
Continuing operations	$0.21	$0.23	$0.06	$0.60
Discontinued operations	—	—	—	—
Net income	$0.21	$0.23	$0.06	$0.60
Diluted earnings per share:
Continuing operations	$0.20	$0.22	$0.06	$0.57
Discontinued operations	—	—	(0.01)	—
Net income	$0.20	$0.22	$0.05	$0.57
Weighted average shares outstanding:
Basic	34,746	35,048	34,596	35,093
Diluted	36,907	36,317	36,206	36,658

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	July 31,	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,361	$13,279
Investments	41	20,809
Accounts receivable, net	26,164	17,865
Investment in sales-type leases and notes receivable, net	9,896	8,219
Inventories, net	24,471	9,428
Prepaid income taxes	1,398	—
Deferred income taxes	6,107	1,837
Other current assets	11,066	3,255
Total current assets	102,504	74,692
Investment in sales-type leases and notes receivable, net	12,000	11,136
Products leased and held for lease, net	10,099	9,163
Property and equipment, net	8,807	4,144
Deferred income taxes	3,303	2,400
Intangible assets, net	76,447	48,477
Goodwill	81,935	36,017
Other assets	10,550	7,088
Total assets	$305,645	$193,117
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,472	$3,540
Accrued liabilities	13,520	6,547
Customer deposits and unearned revenue	4,972	3,518
Income taxes payable	—	371
Note payable and current portion of long-term liabilities	89,867	3,082
Total current liabilities	114,831	17,058
Long-term liabilities, net of current portion	159,317	162,659
Deferred income taxes	1,057	—
Total liabilities	275,205	179,717
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 34,975 and 34,527 shares issued and outstanding	350	345
Additional paid-in capital	3,551	—
Deferred compensation	—	(5,788)
Retained earnings	19,201	17,298
Accumulated other comprehensive income	7,338	1,545
Total shareholders’ equity	30,440	13,400
Total liabilities and shareholders’ equity	$305,645	$193,117

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,903	$21,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,251	8,901
Share-based compensation	4,036	486
In-process research and development	19,145	—
Gain on sale of patent	(4,566)	—
Provision for bad debts	(360)	167
Provision for inventory obsolescence	391	(165)
Tax benefit from stock option exercises	125	4,773
Excess tax benefit from stock option exercises	(2,650)	—
Changes in operating assets and liabilities:
Accounts receivable	3,640	(2,629)
Investment in sales-type leases and notes receivable	(2,511)	(7,615)
Inventories	(3,024)	(2,496)
Other assets	(2,444)	(1,719)
Accounts payable and accrued liabilities	(1,620)	1,910
Customer deposits and unearned revenue	924	81
Prepaid income taxes	213	8,479
Income taxes, net of stock option exercises	1,283	—
Deferred income taxes	918	(2,123)
Net cash provided by operating activities	28,654	29,076
Cash flows from investing activities:
Purchases of investments	(15,523)	(7,311)
Proceeds from sale and maturities of investments	32,288	6,822
Proceeds from sale of leased assets	1,320	—
Payments for products leased and held for lease	(6,099)	(6,212)
Purchases of property and equipment	(1,359)	(2,110)
Purchases of intangible assets	—	(4,413)
Acquisition of Stargames, net of cash acquired	(114,337)	—
Net proceeds from patent sale	3,000	9,039
Other	—	(3,402)
Net cash used by investing activities	(100,710)	(7,587)
Cash flows from financing activities:
Proceeds from acquisition financing	115,000	—
Proceeds from other borrowings	2,385	—
Repurchases of common stock	(3,532)	(20,821)
Debt issuance costs	(281)	—
Proceeds from issuances of common stock, net	6,065	5,954
Excess tax benefit from stock option exercises	2,650	—
Payments on acquisition financing	(30,000)	—
Payments on notes payable and other liabilities	(9,011)	(2,091)
Net cash provided (used) by financing activities	83,276	(16,958)
Effect of exchange rate changes on cash	(1,138)	—
Net increase in cash and cash equivalents	10,082	4,531
Cash and cash equivalents, beginning of period	13,279	20,580
Cash and cash equivalents, end of period	$23,361	$25,111
Cash paid for:
Income taxes, net of refunds	$7,406	$(675)
Interest	4,347	1,002
Non-cash transactions:
Unrealized gain on investments, net of tax	$165	$—
Equity method loss, net of tax	(174)	—
Note payable for patent purchase	—	9,666
Note payable and contingent consideration issued in connection with the acquisition of a business or assets	—	560

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except unit and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.   We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings.

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™ (formerly known as Intelligent Table System™), currently in development with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”).

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star®, Rapid Table Games™ and wireless Casino On Demand™.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

In January 2006, we entered into a licensing and distribution agreement with Sona Mobile Holdings Corp. (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos and through other legal gaming modes throughout the world. On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between us and Sona dated December 29, 2005. Additionally, as part of our investment in Sona, we received one seat on the Sona Board of Directors and 1,200 warrants to purchase shares of Sona’s common stock at a discount to the grant date fair value. On June 30, 2006, we purchased approximately 1,667 additional shares of Sona’s common stock at the price of $0.60 per share for approximately $1,000. These shares were purchased through a private equity investment along with other accredited investors. As part of the second private equity investment, we also received an additional 833 warrants to purchase shares of Sona’s common stock at prices as specified in the agreement. The investment in Sona is accounted for under the equity method of accounting and is included in Other long-term assets in our condensed consolidated balance sheet as of July 31, 2006. Accordingly, we recognized Equity method investment losses of $119 and $275, for the three and nine months ended July 31, 2006, respectively, which represents our pro rata share of Sona’s net loss for the comparable periods.

On February 1, 2006, we substantially completed our acquisition of Australian-based Stargames Limited (“Stargames”), a gaming company that develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Accordingly, the results of Stargames have been included in our condensed consolidated financial statements beginning February 1, 2006. Stargames product offerings are classified as Entertainment Products and include Rapid Table Games and Vegas Star multi-terminal gaming machines, and a broad line of traditional video slot machines designed for the Australian and Asian gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo™ and Rapid Big Wheel™. Vegas Star multi-terminal gaming machines currently feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor.

Basis of presentation.   The condensed consolidated financial statements of Shuffle Master, Inc. as of July 31, 2006, and for the three and nine months ended July 31, 2006 and 2005, are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and nine months ended July 31, 2006, are not necessarily indicative of the results to be expected for the fiscal year ending October 31, 2006. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended October 31, 2005.

Recently Issued Accounting Standards.   In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on the condensed consolidated financial statements.

2. ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares for AU $1.55 per share.

Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we incurred total direct acquisition costs, consisting primarily of legal and due diligence fees, of approximately US $2,190. See Note 5 for information regarding the financing of the Stargames acquisition. The following table sets forth the determination of the consideration paid for Stargames at the date of acquisition:

Cash	$112,147
Other direct acquisition costs	2,190
Total purchase price	$114,337

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. We are currently in the process of determining, with the assistance of an independent appraiser, the fair values based on discounted cash flows and estimates by us. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price:

Accounts receivable	$10,940
Inventory	12,133
Other current assets (including cash of $98)	4,554
Other long-term assets	6,558
Assumed liabilities	(18,255)
Developed technology, average life of 4 years	8,338
Customer relationships, average life of 10 years	10,015
Tradename	17,291
Goodwill	44,301
In-process research and development	19,145
PVS disposal liability	(683)
$114,337

This acquisition enhances the products in our Entertainment Products segment as well as providing for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. Developed technology is being amortized on a straight-line basis over its useful life and is charged to cost of sales and service, a component of gross margin. Customer relationships are being amortized on a straight-line basis over their useful life and is reflected in selling, general and administrative expenses in the condensed consolidated statement of operations.

A project-by-project valuation using the guidance in FASB Statement of Financial Accounting Standard No. 141, “Business Combinations” and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by us, with the assistance of an independent valuation specialists to determine the fair value of research and development projects of Stargames.

In-process research and development (“IPR&D”) is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a technologically feasible product and has no alternative future use. The fair value is determined using the multi-period excess earnings approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets and after a contributory charge on assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project’s stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.

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

•       General and administrative expenses; and

•       Research and development expenses.

As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed in the quarter ended April 30, 2006.

Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our Entertainment Products and Utility Products segments. Accordingly, we have entered into an agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. The estimated liabilities exceed assets in the amount of approximately $683. The fair value of PVS’ working capital has been valued at zero in our preliminary purchase price allocation. The results of operations for PVS are included in Discontinued Operations until the disposition is complete. It is anticipated that the transaction will close in September 2006. See Note 13 for more information.

The operating results for Stargames are included in the accompanying condensed consolidated statements of operations from the date of the acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the Stargames acquisition had occurred on November 1, 2005, May 1, 2005, and November 1, 2004, respectively, and is as follows:

	Nine Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2005
Revenue	$127,001	$39,670	$115,440
Operating income	26,206	10,715	26,865
Discontinued operations	(214)	(84)	(87)
Net income	17,164	7,240	17,519
Basic earnings per share:
Net income	$0.50	$0.21	$0.50
Diluted earnings per share:
Net income	$0.47	$0.20	$0.48

The unaudited pro forma condensed combined financial statements have been prepared based upon currently available information and assumptions that are deemed appropriate by management. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated financial position or consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does this information represent a forecast of the consolidated financial position at any future date or the combined financial results for any future period.

Historical financial information for Stargames for the three months ended January 31, 2006 includes certain non-recurring expenses of approximately $2,000 included in selling, general, and administrative expenses. These expenses include a success fee related to the ultimate sale of Stargames and the expense related to a potential Australian Goods and Services Tax liability associated with export sales in the period December 2001 through November 2005. The three month period ended January 31 has historically been a seasonally slower period for Stargames. The expense for IPR&D for the nine months ended July 31, 2006, has not been included in the unaudited pro forma results since such expense is non-recurring in nature. Also excluded from the pro forma results is the reduction in interest expense related to the $35,000 in principal payments made on the Stargames bridge financing since the date of acquisition.

IGT Agreement.   On July 31, 2006 (the “Effective Date”), we entered into an agreement with IGT whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement (“April Agreement”) whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patent until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 ½% of any gross royalties. The transaction has been reflected in the accompanying condensed consolidated statement of operations by recording a gain on sale of patent of $4,566.

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

Discontinued slot operations consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues	$13	$31	$52	$191
Income (loss) from operations before tax	$(20)	$12	$(5)	$100
Income tax benefit (expense)	16	(4)	21	(34)
Net income (loss) from operations	(4)	8	16	66
Gain on sale of slot assets	—	—	208	2
Income tax expense	—	—	(74)	(1)
Gain on sale of slot assets, net	—	—	134	1
Discontinued operations, net	$(4)	$8	$150	$67

As discussed above, the results of PVS for the three and nine months ended July 31, 2006 included in discontinued operations are as follows:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006
Revenues	$818	$1,511
Loss from operations before tax	$(243)	$(393)
Income tax benefit	73	116
Discontinued operations, net	$(170)	$(277)

3. CURRENT AND LONG-TERM ASSETS

	July 31, 2006	October 31, 2005
Accounts receivable, net:
Trade receivables	$27,129	$18,148
Less: allowance for bad debts	(965)	(283)
Total accounts receivable, net	$26,164	$17,865

	July 31, 2006	October 31, 2005
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$15,505	$13,329
Notes receivable-table game licenses	11,567	10,269
Sub-total sales-type leases and notes receivable	27,072	23,598
Less: interest sales-type leases and notes receivable	(1,682)	(1,579)
Less: deferred service revenue	(2,822)	(2,033)
Investment in sales-type leases and notes receivable, net	22,568	19,986
Less: current portion sales-type leases, net	(4,380)	(3,929)
Less: current portion notes receivable-table games licenses, net	(5,516)	(4,290)
Less: allowance for bad debts	(672)	(631)
Long-term portion investment in sales-type leases and notes receivable, net	$12,000	$11,136

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases and other notes receivables related to our financing for sales of our intellectual property products are interest-bearing at market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and, in the case of sales-type leases, contain bargain purchase options.

	July 31,	October 31,
	2006	2005
Inventories:
Raw materials and component parts	$5,871	$5,482
Work-in-process	1,006	820
Finished goods	18,812	4,613
	25,689	10,915
Less: allowance for inventory obsolescence	(1,218)	(1,487)
	$24,471	$9,428

	July 31,	October 31,
	2006	2005
Other current assets:
Receivable related to IGT patent sale (See Note 2)	$4,505	$—
GST tax receivable	1,221	—
Prepaid legal fees	1,002	—
Other	4,338	3,255
	$11,066	$3,255

	July 31,	October 31,
	2006	2005
Products leased and held for lease, net:
Utility products	$20,132	$18,091
Entertainment products	5,012	3,183
	25,144	21,274
Less: accumulated depreciation	(15,045)	(12,111)
	$10,099	$9,163

	July 31,	October 31,
	2006	2005
Other long-term assets:
Equity investment in Sona (See Note 1)	$3,728	$—
Injunction bond (See Note 12)	3,000	3,000
Debt issuance costs	2,609	3,328
Other	1,213	760
	$10,550	$7,088

4. INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.   Substantially all of our recorded intangible assets are subject to amortization. Amortization expense was $2,471 and $1,514 for the three months ended July 31, 2006 and 2005, respectively, and $6,492 and $4,472 for the nine months ended July 31, 2006 and 2005, respectively. Amortized intangible assets are comprised of the following:

	Weighted Avg	July 31,	October 31,
	Useful Life	2006	2005
Amortized intangible assets:
Patents, games and products	10 years	$53,461	$55,552
Less: accumulated amortization		(13,653)	(9,478)
		39,808	46,074
Customer relationships	10 years	10,120	—
Less: accumulated amortization		(506)	—
		9,614	—
Licenses and other	6 years	2,868	3,053
Less: accumulated amortization		(1,635)	(1,536)
		1,233	1,517
Developed technology	4 years	8,426	—
Less: accumulated amortization		(1,053)	—
		7,373	—
Total		$58,028	$47,591

Trademark.   Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized. Changes in the carrying amount of our unamortized intangibles for the nine months ended July 31, 2006, are as follows:

Balance at October 31, 2005	$886
Stargames trademark	17,291
Foreign currency translation adjustment	242
Balance at July 31, 2006	$18,419

Goodwill.   Changes in the carrying amount of goodwill for the nine months ended July 31, 2006, are as follows:

Balance at October 31, 2005	$36,017
Stargames goodwill	44,301
Foreign currency translation adjustment	1,617
Balance at July 31, 2006	$81,935

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, a portion of this goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life for US and foreign tax purposes. The remaining goodwill is non-deductible for tax purposes in its respective jurisdictions.

5. NOTES PAYABLE AND OTHER INDEBTEDNESS

Notes payable and other indebtedness is summarized as follows:

	July 31,	October 31,
	2006	2005
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Bridge loan, due September 2006	80,000	—
Stargames credit facility	6,900	—
BTI acquisition contingent consideration	4,917	6,167
ENPAT note payable, non-interest bearing, due in installments through 2007	5,749	8,518
Bet the Set “21” contingent consideration	534	549
VIP note payable	326	318
Other	758	189
	249,184	165,741
Less: current portion	(89,867)	(3,082)
	$159,317	$162,659

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

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three and nine months ended July 31, 2006, the average fair value of our common stock did exceed $28.07, resulting in additional dilutive shares of 891 and 387, respectively.

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use commercially reasonable efforts to secure the loan extended under the Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent to secure the Bridge Loan to comply with the requirements of the Amendment. The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The obligations under the Bridge Loan are guaranteed by each of our current and future material wholly-owned domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of July 31, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. These covenants are contained in Section 7 and Section 8 of the Credit Agreement, furnished in our Current Report on Form 8-K, dated January 25, 2006. The principal balance on the Bridge Loan as of July 31, 2006 was $80,000.

We are currently in the process of obtaining a senior secured credit facility of approximately $100,000. We believe that the facility will be closed and funded by October 31, 2006. We intend and believe that we have the ability to extend the maturity of the existing Bridge Loan until the funding of the senior secured credit facility. We currently intend to repay the balance on the Bridge Loan with the proceeds of the new senior secured credit facility.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $240 and $239 for the three months ended July 31, 2006 and 2005, respectively, and $1,132 and $721 for the nine months ended July 31, 2006 and 2005, respectively. Unamortized debt issuance costs of $2,609 as of July 31, 2006, are included in other assets on the condensed consolidated balance sheets.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of July 31, 2006 were AU $9,162 or US $7,024. The banking facilities are comprised of two main components: a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances. Amounts outstanding on the bank overdraft facility was AU $162 or US $124 as of July 31, 2006 at a weighted average rate of 9.85%. This overdraft is reflected in the condensed consolidated balance sheets as a current liability. Amounts outstanding under the bank loan facility is AU $9,000 or US $6,900 as of July 31, 2006 at a weighted average interest rate of 6.36%. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

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

BTI liabilities.   In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of July 31, 2006, was $4,917.

ENPAT note payable.   In December 2004, we purchased two Radio Frequency Identification (“RFID”) technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of July 31, 2006, of $5,749 represents the discounted present value of the future payments, including imputed interest of approximately $192. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21”™ contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of July 31, 2006, was $534.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of July 31, 2006 was $326.

6. SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the nine months ended July 31, 2006:

						Accumulated	Total
			Additional	Deferred		Other	Share-
	Common Stock		Paid-in	Compen-	Retained	Comprehensive	holders’
	Shares	Amount	Capital	sation	Earnings	Income	Equity
Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400
Comprehensive income:
Net income	—	—	—	—	1,903	—	1,903
Currency translation	—	—	—	—	—	5,628	5,628
Unrealized gain on investments	—	—	—	—	—	165	165
Total comprehensive income							7,696
Stock repurchased	(125)	(1)	(3,531)	—	—	—	(3,532)
Options exercised	509	5	6,060	—	—	—	6,065
Share-based compensation expense	—	—	2,675	—	—	—	2,675
Tax benefit from stock option exercises	—	—	2,775	—	—	—	2,775
Issuance of restricted stock	64	1	2,018	(2,018)	—	—	1
Amortization of deferred compensation	—	—	626	734	—	—	1,360
Reclass deferred compensation to APIC	—	—	(7,072)	7,072	—	—	—
Balance, July 31, 2006	34,975	$350	$3,551	$—	$19,201	$7,338	$30,440

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

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three and nine months ended July 31, 2006, we repurchased 125 shares of our common stock for a total cost of $3,532 at an average price of $28.22. During the three and nine months ended July 31, 2005, we repurchased 200 shares of our common stock for a total cost of $5,565 at an average price of $27.83 and 758 shares for a total cost of $20,821 at an average price of $27.49. As of July 31, 2006, $5,300 remained outstanding under our board authorizations. Through September 7, 2006, we repurchased an additional 91 shares for a total cost of $2,592 at an average price of $28.35. We cancel shares that we repurchase.

On September 5, 2006, our board of directors voted a new authorization to repurchase shares of our common stock by an additional $30,000.

Tax benefit from stock option exercises.   During the nine months ended July 31, 2006 and 2005, we realized income tax benefits of $2,775 and $4,773, respectively, related to deductions for employee stock option exercises.

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

7. SHARE-BASED COMPENSATION

Adoption of SFAS 123R.   Effective November 1, 2005, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We previously accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and disclosed supplemental information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under these standards, we did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of our common stock on the date of grant. SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

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

We adopted SFAS 123R by applying the modified-prospective transition method and reclassified previously recorded deferred compensation to additional paid-in capital. Under this method, we began applying the valuation and other criteria of SFAS 123R on November 1, 2005, and began recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. We have evaluated the provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” and have elected the alternative method for establishing the APIC pool. Accordingly, the $2,650 of excess tax benefits are classified as an operating cash outflow and a financing cash inflow.

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

As of July 31, 2006, 1,116 and 883 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively. A summary of activity under our share-based payment plans for the nine months ended July 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,822	$17.01
Granted	143	32.96
Exercised	(509)	11.89
Forfeited or expired	(122)	12.49
Outstanding at July 31, 2006	3,334	$18.64	7.5	$61,205
Exercisable at July 31, 2006	2,066	$17.82	7.2	$36,818

The total intrinsic value of stock options exercised during the nine months ended July 31, 2006 and 2005 was $9,584 and $17,663, respectively. The total income tax benefits from stock option exercises during the nine months ended July 31, 2006 and 2005 were $2,775 and $4,773, respectively. As of July 31, 2006, there was a total of $6,787 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 2.5 years. As noted earlier, we are recognizing expense for awards granted prior to November 1, 2005 on an accelerated basis, so a disproportionate amount of unamortized expense will be recognized in the first 12 months of this weighted-average period.

During the nine months ended July 31, 2006 and 2005, we issued 64 and 73 shares of restricted stock, respectively, with an aggregate fair value of $2,112 and $1,978, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. Net income, as reported, for the three months ended July 31, 2006 and 2005, reflects $396 and $124 respectively, net of tax, and $862 and $322, net of tax, for the nine months ended July 31, 2006 and 2005, respectively, of amortization of restricted stock compensation.

A summary of activity related to restricted stock for the nine months ended July 31, 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 31, 2005	276	$19.11
Granted	64	33.27
Exercised	—	—
Forfeited	—	—
Nonvested at July 31, 2006	340	$22.35

No shares vested during the three months ended July 31, 2006. As of July 31, 2006, there was $6,539 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.6 years.

Recognition of compensation expense.   The following table shows information about compensation costs recognized:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Compensation costs:
Stock options	$864	$—	$2,675	$60
Restricted stock	626	180	1,361	485
Total compensation cost	1,490	180	4,036	545
Less: Related tax benefit	(456)	(66)	(1,201)	(199)
Total compensation expense, net of tax benefit	$1,034	$114	$2,835	$346
Reduction in basic earnings per share	$0.03	$0.00	$0.08	$0.01
Reduction in diluted earnings per share	$0.03	$0.00	$0.08	$0.01

Reported share-based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Gross margin	$29	$—	$74	$—
Selling, general and administrative	1,392	180	3,740	545
Research and development	69	—	222	—
Total share-based compensation	$1,490	$180	$4,036	$545
Tax benefit	(456)	(66)	(1,201)	(199)
Total share-based compensation, net of tax	$1,034	$114	$2,835	$346
Impact on:
Gross margin	0.1%	0.0%	0.1%	0.0%
Selling, general and administrative expenses as a % of revenue	3.4%	0.7%	3.2%	0.7%
Research and development as a % of revenue	0.2%	0.0%	0.2%	0.0%

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Option valuation assumptions:
Expected dividend yield	—	—	—	—
Expected volatility	39.5%	40.3%	37.1%	52.6%
Risk-free interest rate	5.1%	3.7%	4.7%	3.1%
Expected term	4.4	6.8	4.4	5.7

Pro forma disclosures.   Had we accounted for these plans during 2005 under the fair value method allowed by SFAS 123, our net income and earnings per share would have been reduced to recognize the fair value of employee options, as follows:

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005
Net income
As reported	$8,059	$21,026
Incremental stock-based compensation under SFAS 123, net of tax benefit	(1,136)	(9,905)
Pro forma	$6,923	$11,121
Basic earnings per share
As reported	$0.23	$0.60
Pro forma	0.20	0.32
Diluted earnings per share
As reported	$0.22	$0.57
Pro forma	0.19	0.30

8. INCOME TAXES

Our effective income tax rate for continuing operations for the three and nine months ended July 31, 2006 was 34.4% and 84.3%, respectively. Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the nine months ended July 31, 2006 would have been 33.9%.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Income from continuing operations	$7,443	$8,051	$2,030	$20,959
Basic:
Weighted average shares	34,746	35,048	34,596	35,093
Diluted:
Weighted average shares, basic	34,746	35,048	34,596	35,093
Dilutive effect of options and restricted stock	1,270	1,269	1,223	1,417
Dilutive effect of contingent convertible notes	891	—	387	148
Weighted average shares, diluted	36,907	36,317	36,206	36,658
Basic earnings per share	$0.21	$0.23	$0.06	$0.60
Diluted earnings per share	$0.20	$0.22	$0.06	$0.57

10. OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Interest income	$463	$512	$1,533	$1,846
Interest expense	(2,075)	(664)	(5,025)	(1,761)
Amortization of debt issue costs	(240)	(239)	(1,132)	(721)
Foreign currency (loss) gain	(34)	138	(136)	190
Other	13	(38)	61	(39)
Total Other expense	$(1,873)	$(291)	$(4,699)	$(485)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of July 31, 2006.

Interest expense is primarily related to the $150,000 of Notes due in April 2024 and the Bridge Loan which matures in September 2006. For the three and nine months ended July 31, 2006, interest income related to our investment in sales-type leases and notes receivable was $296 and $881, respectively.

11. OPERATING SEGMENTS

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products include our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products include our Proprietary Table Games, Table Master products, Shuffle Up Productions and the products developed, manufactured and distributed by Stargames. The Stargames product offerings include Rapid Table Games and Vegas Star multi-terminal gaming machines and a broad line of traditional video slot machines designed more specifically for the Australian and Asian gaming markets. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

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

As discussed in Note 2, we recognized a one-time charge for IPR&D of $19,145 related to the acquisition of Stargames. All of the products acquired from Stargames have been classified as Entertainment Products and accordingly, the Entertainment Products segment results for the nine months ended July 31, 2006 include the impact of the IPR&D charge of $19,145.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenue:
Utility Products	$18,625	$16,534	$64,124	$47,279
Entertainment Products	22,100	10,657	53,176	32,359
Corporate	12	81	58	132
	$40,737	$27,272	$117,358	$79,770
Operating Income (Loss):
Utility Products	$8,165	$9,358	$31,636	$21,902
Entertainment Products	10,835	8,101	9,334	25,257
Corporate	(5,779)	(5,454)	(23,365)	(15,044)
	$13,221	$12,005	$17,605	$32,115
Depreciation and Amortization:
Utility Products	$2,132	$1,899	$6,406	$5,275
Entertainment Products	1,338	592	3,763	1,681
Corporate	1,281	653	3,082	1,945
	$4,751	$3,144	$13,251	$8,901
Capital Expenditures:
Utility Products	$1,205	$2,484	$4,188	$8,386
Entertainment Products	1,150	1,668	2,130	2,431
Corporate	211	780	1,140	1,918
	$2,566	$4,932	$7,458	$12,735

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of July 31, 2006, our significant inventory purchase commitments totaled $16,573 which are primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2006, minimum aggregate severance benefits totaled $5,022.

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

Continuing operations—

VendingData II—In October 2004, we filed a second patent infringement lawsuit (“VendingData II”) against VendingData Corporation (“VendingData”). We settled our first patent infringement lawsuit against VendingData on July 12, 2005 (“VendingData I”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case). VendingData II was filed in the U.S. District Court for the District of Nevada (the “Court”) in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

On November 29, 2004, the Court granted our motion for a preliminary injunction (the “Injunction”). The Injunction became effective upon our posting of a $3,000 cash security with the Court on November 30, 2004. This security deposit is included in other assets on our consolidated balance sheet. On December 17, 2004, the Court denied VendingData’s two emergency motions to modify the Injunction.

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

On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that they did not believe that infringement exists under VendingData’s claim construction. We continue to believe that infringement exists under either our claim construction or VendingData’s claim construction, and we believe that our claim construction is the proper one. The Federal Circuit did not rule on which claim construction is the proper one. There can be no guarantee that the Court or, upon any further appeal, the Federal Circuit will agree with our claim construction. We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim. However, in June 2006, we agreed with VendingData to a 90 day standstill in the litigation in order to pursue settlement negotiations. The standstill expires on September 11, 2006. We expect to enter into an extension of that standstill.

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

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants’ seven counterclaims.

MP Games I—In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System infringes two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants’ breach of contract counterclaim. The case is currently in the discovery phase. In the recent Two-Party Agreement transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and IGT has been added as a named plaintiff in this lawsuit. In June 2005, the defendants filed the same, previously dismissed, breach of contract claim, and several other related claims as a new lawsuit in the U.S. District Court for the Western District of Washington, as explained below. On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in our favor on a number of disputed terms and in the defendants’ favor on others. Some or all of these rulings may be overturned on appeal. Litigation will continue on all claims in the case. In August 2006, the Court dismissed all but one of the defendants’ trade secret misappropriation claims.

MP Games II (Washington)—In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint includes the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. The complaint seeks a permanent injunction against our MD2® shuffler with card recognition, an unspecified amount of damages and other relief. We deny the plaintiffs’ allegations. We filed a motion to dismiss and/or stay some of the plaintiffs’ allegations. On February 22, 2006, the Court denied our motion to dismiss the trade secret claim and granted our motion to stay the trade secrets and breach of contract claims pending further order of the Court. A scheduling conference was held on March 21, 2006 and discovery is ongoing. We will vigorously contest and deny any liability.

Discontinued operations—

Fleetwood—In January 2004, we sold our then slot operating system (the “System”) to IGT. Prior to the sale, we had been negotiating with Fleetwood Manufacturing, Inc. (“Fleetwood”) about a sale of the System, but no agreement was reached and the negotiations were terminated. After the termination of the negotiations, however, we came to believe that Fleetwood was claiming that we had an obligation to continue to negotiate with Fleetwood regarding the System. Accordingly, in January 2004, we filed a complaint for declaratory relief in the District Court in Clark County, Nevada seeking a judicial ruling that the negotiations with Fleetwood had terminated and that we had the legal right to negotiate with third parties, including IGT, regarding a sale of the System.

Fleetwood disagreed with our position and filed an Answer denying our claimed right for declaratory relief. Fleetwood also filed a counterclaim alleging that we breached our obligations to negotiate in good faith with Fleetwood. Fleetwood claimed that its damages were in excess of $10.

Prior to June, 2006, Fleetwood never put forth the damages, or any proof relating thereto, that were allegedly caused by our alleged breaches. In June 2006, Fleetwood, for the first time, produced an expert report which opined that an affiliate of Fleetwood’s had suffered losses of approximately $12,000 in the last two years and that the cause of its losses was our failure to sell the System to Fleetwood.

We completely reject Fleetwood’s arguments and positions, and believe that Fleetwood’s claims and theory of damages have no support either in fact or law. We believe that we committed no wrongful acts against Fleetwood and caused it no damages. We are continuing to vigorously oppose

Fleetwood’s claims and believe that we will prevail in this lawsuit. A trial is scheduled for October 2006. We believe that Fleetwood’s claims and allegations of damages completely lack merit.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

13. SUBSEQUENT EVENTS

PVS.   As part of the acquisition of Stargames, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our gaming Entertainment Products and Utility Products segments. Accordingly, on August 4, 2006, we entered into a Sale and Purchase Agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. There is no impact to the condensed consolidated financial statements as the sale and any related liabilities are contemplated in our purchase price allocation for Stargames. The transaction is anticipated to close in September 2006.

Further detail is included under the heading “Discontinued Operations” in Note 2 to our condensed consolidated financial statements.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units and per share amounts)

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings.

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™ (formerly known as Intelligent Table System™), currently in development with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”).

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star®, Rapid Table Games™ and wireless Casino On Demand™.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate a month-to-month operating lease. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

In January 2006, we entered into a licensing and distribution agreement with Sona Mobile Holdings Corp. (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos and through other legal gaming modes throughout the world. On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between us and Sona dated December 29, 2005. Additionally, as part of our investment in Sona, we received one seat on the Sona Board of Directors and 1,200 warrants to purchase shares of Sona’s common stock at a discount to the grant date fair value. On June 30, 2006, we purchased approximately 1,667 additional shares of Sona’s common stock at the price of $0.60 per share for approximately $1,000. These shares were purchased through a private equity investment along with other accredited investors. As part of the second private equity investment, we also received an additional 833 warrants to purchase shares of Sona’s common stock at prices as specified in the agreement. The investment in Sona is accounted for under the equity method of accounting and is included in Other long-term assets in our condensed consolidated balance sheets as of July 31, 2006. Accordingly, we recognized equity method investment losses of $119 and $275, for the three and nine months ended July 31, 2006, respectively, which represents our pro rata share of Sona’s net loss for the comparable periods.

On February 1, 2006, we substantially completed our acquisition of Australian-based Stargames Limited (“Stargames”), a gaming company that develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Accordingly, the results of Stargames have been included in our condensed consolidated financial statements beginning February 1, 2006. Stargames product offerings are classified as Entertainment Products and include Rapid Table Games and Vegas Star multi-terminal gaming machines and a broad line of traditional video slot machines designed for the Australian and Asian gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette®, Rapid Sic-Bo™ and Rapid Big Wheel™. Vegas Star multi-terminal gaming machines currently feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor.

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

SHARE-BASED COMPENSATION

On November 1, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” requiring the measurement and recognition of all share-based compensation under the fair value method. Under the fair value recognition provisions of this statement, share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense over the vesting period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Additionally, judgment is required in estimating stock price volatility, expected dividends, and expected term for options that remain outstanding. Actual results, and future estimates, may differ substantially from our current estimates. See Note 7 of our condensed consolidated financial statements for additional information regarding the adoption of SFAS 123R.

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we incurred total direct acquisition costs, consisting primarily of legal and due diligence fees, of approximately US $2,190. The shares purchase was funded by temporary bridge financing which has a maturity date of September 30, 2006 (the “Bridge Loan”). We are currently in the process of obtaining a senior secured credit facility of approximately $100,000. We believe that the facility will be closed and funded by October 31, 2006. We intend to extend the maturity of the existing Bridge Loan until the funding of the senior secured credit facility. We currently intend to repay the balance on the Bridge Loan with the proceeds of the new senior secured credit facility. For additional information on the bridge financing see Note 5 to our condensed consolidated financial statements.

The acquisition enhances the products in our Entertainment Products segment as well as provides for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets and significant goodwill.

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. We are currently in the process of determining, with the assistance of an independent appraiser, the fair values based on discounted cash flows and estimates by us. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition.

IGT Agreement.   On July 31, 2006 (the “Effective Date”), we entered into an agreement with International Game Technology (“IGT”) whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement (“April Agreement”) whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005, between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17½% of any gross royalties. The transaction has been reflected in the accompanying condensed consolidated statement of operations by recording a gain on sale of patent of $4,566.

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

As part of the acquisition of Stargames, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our gaming Entertainment and Utility segments. Accordingly, on August 4, 2006, we entered into a Sale and Purchase Agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. There is no impact to the condensed consolidated financial statements as the sale and any related liabilities are contemplated in our purchase price allocation for Stargames. The transaction is anticipated to close in September 2006.

Further detail is included under the heading “Discontinued Operations” in Note 2 to our condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenue
Utility products	45.7%	60.6%	54.6%	59.3%
Entertainment products	54.3%	39.1%	45.3%	40.6%
Other	0.0%	0.3%	0.0%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.8%	25.7%	32.1%	24.6%
Gross margin	67.2%	74.3%	67.9%	75.4%
Selling, general and administrative	36.5%	23.7%	32.6%	27.9%
Research and development	9.2%	6.6%	7.6%	7.2%
Gain on patent sale	(11.2)%	0.0%	(3.9)%	0.0%
In-process research and development	0.0%	0.0%	16.3%	0.0%
Equity method investment loss	(0.3)%	0.0%	(0.2)%	0.0%
Income from operations	32.5%	44.0%	15.0%	40.3%
Other expense, net	(4.6)%	(1.1)%	(4.0)%	(0.6)%
Income from continuing operations before tax	27.9%	42.9%	11.0%	39.7%
Provision for income taxes	9.6%	13.4%	9.3%	13.4%
Income from continuing operations	18.3%	29.5%	1.7%	26.3%
Discontinued operations, net of tax	(0.4)%	0.0%	(0.1)%	0.1%
Net income	17.8%	29.5%	1.6%	26.4%

Our revenue and results of operations are most affected by unit placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. Our results for the nine-months ended July 31, 2006, also include a one-time charge recorded in the three months ended April 30, 2006 related to the acquisition of Stargames of $19,145 for in-process research and development (“IPR&D”). Our margins are also negatively impacted by the amortization of product related intangibles through our acquisition of CARD and Stargames.

REVENUE AND GROSS MARGIN

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2006	2005	Change	2006	2005	Change
Revenue:
Leases and royalties	$12,468	$12,518	(0.4)%	$37,291	$35,994	3.6%
Sales and service	28,257	14,673	92.6%	80,009	43,644	83.3%
Other	12	81	(85.2)%	58	132	(56.1)%
Total	$40,737	$27,272	49.4%	$117,358	$79,770	47.1%
Cost of revenue:
Leases and royalties	$2,858	$2,501	14.3%	$8,417	$7,105	18.5%
Sales and service	10,491	4,496	133.3%	29,308	12,527	134.0%
Other	—	—	—	—	—	—
Total	$13,349	$6,997	90.8%	$37,725	$19,632	92.2%
Gross margin:
Leases and royalties	$9,610	$10,017	(4.1)%	$28,874	$28,889	(0.1)%
Sales and service	17,766	10,177	74.6%	50,701	31,117	62.9%
Other	12	81	(85.2)%	58	132	(56.1)%
Total	$27,388	$20,275	35.1%	$79,633	$60,138	32.4%
Gross margin percentage:
Leases and royalties	77.1%	80.0%		77.4%	80.3%
Sales and service	62.9%	69.4%		63.4%	71.3%
Total	67.2%	74.3%		67.9%	75.4%

We earn our revenue in several ways. Revenue transactions include leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts product (lease contracts typically include parts and service), or we offer most of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading “Critical Accounting Policies.”

Our overall revenue growth for the three and nine months ended July 31, 2006, was the result of strong results in both operating segments as well as both of our lease and royalties and sales and service business models. We experienced strong results in our sold units installed base within our Utility segment. Our Entertainment segment was favorably impacted by organic growth as well as our acquisition of Stargames effective February 1, 2006. The increase in the number of units sold resulted from greater placements of our products, acquisitions of products, market growth and the expansion of operations both domestically and internationally. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the three and nine months ended July 31, 2006. However, as a percentage of revenue, our gross margin percentage decreased 7.1% and 7.5% for the three and nine months ended July 31, 2006, respectively, compared to the prior year periods. The decline in our gross margin percentages are attributed to the product shift year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our Entertainment Products segment. Additional amortization of product related intangibles is included in cost of sales and service in our condensed consolidated statement of operations. Our sales of the Easy Chipper® and Table Master, higher cost products, have also increased year-over-year and have also unfavorably impacted our overall margin. The gross margin for the Easy Chipper is negatively impacted by the amortization expense associated with the acquired CARD product. Additionally, on a year to date basis, we had fewer lifetime license sales than in the prior period which sales have a favorable impact on gross margin dollars.

OPERATING EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
	2006	2005	Change	2006	2005	Change
Selling, general and administrative	$14,851	$6,474	129.4%	$38,211	$22,253	71.7%
Percentage of revenue	36.5%	23.7%		32.6%	27.9%
Research and development	$3,763	$1,796	109.5%	$8,963	$5,770	55.3%
Percentage of revenue	9.2%	6.6%		7.6%	7.2%
In-process research and development	$—	$—	0.0%	$19,145	$—	100.0%
Percentage of revenue	0.0%	0.0%		16.3%	0.0%
Total operating expenses	$18,614	$8,270	125.1%	$66,319	$28,023	136.7%
Percentage of revenue	45.7%	30.3%		56.5%	35.1%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased at a higher rate than our revenues during the three and nine months ended July 31, 2006. Accordingly, SG&A as a percentage of revenue increased. The fluctuation in SG&A expenses primarily reflects the following:

•       The acquisition of Stargames as of February 1, 2006. SG&A related to Stargames was $3,915 for the three months ended July 31, 2006, compared to $0 in the same prior year period. SG&A related to Stargames was $7,346 for the nine months ended July 31, 2006, compared to $0 in the same prior year period. Included in SG&A for the three and nine months ended July 31, 2006, is $248 and $485, respectively, of intangible amortization related to customer relationships.

•       SG&A was also negatively impacted for the nine months ended July 31, 2006 by additional professional fees related to the delayed filing of our Form 10-K for fiscal year 2005 of approximately $800.

•       Corporate legal fees were $1,217 and a net credit amount of ($426) for the three months ended July 31, 2006 and 2005, respectively, and $3,731 and $2,947 for the nine months ended July 31, 2006 and 2005, respectively. The legal fees in the prior year quarter were favorably impacted by the $800 settlement of the Vending Data I lawsuit and a $1,471 reimbursement of legal fees pursuant to the terms of the Patent Purchase Agreement with IGT. Current period legal fees relate predominately to the MP Games I and II litigation (See Note 12). We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•       Share-based compensation expense under SFAS 123R was $1,490, including $626 of amortization of restricted stock compensation, for the three months ended July 31, 2006, compared to $180, consisting predominately of amortization of restricted stock compensation in the same prior year period. Share-based compensation expense under SFAS 123R was $4,036, including $1,361 of amortization of restricted stock compensation, for the nine months ended July 31, 2006, compared to $545, consisting predominately of amortization of restricted stock compensation, in the same prior year period.

•       Payroll and related expenses, excluding Stargames, CARD and VIP, increased approximately $889 and $2,803 for the three and nine months ended July 31, 2006, respectively, primarily due to an increase in the number of employees in order to support the growth of our business.

Excluding the impact of the costs associated with the expensing of share-based compensation and our additional professional fees related to the delayed filing of our Form 10-K for fiscal 2005, SG&A as a percentage of revenue for the nine months ended July 31, 2006 and 2005 was 28.7% and 27.2%, respectively.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three and nine months ended July 31, 2006, R&D increased primarily due to our R&D efforts that continue at CARD and domestically as well as those at Stargames. Additionally, share-based compensation expense allocated to R&D under SFAS 123R was $69 and $222 for the three and nine months ended July 31, 2006, compared to no expense in the same prior year period.

R&D includes amortization of our patents for products still under development. Amortization for the three and nine months ended July 31, 2006 included amortization of our 50% ownership interest in the ENPAT patents. Our R&D costs will be favorably impacted in the future by the sale of our remaining 50% ownership interest in the ENPAT patents to IGT on July 31, 2006.

As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”), the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed during the three months ended April 30, 2006.

A project-by-project valuation using the guidance in FASB Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”) and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by an independent valuation specialist to determine the fair value of research and development projects of Stargames.

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

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Interest income	$463	$512	$1,533	$1,846
Interest expense	(2,075)	(664)	(5,025)	(1,761)
Amortization of debt issue costs	(240)	(239)	(1,132)	(721)
Foreign currency (loss) gain	(34)	138	(136)	190
Other	13	(38)	61	(39)
Total Other expense	$(1,873)	$(291)	$(4,699)	$(485)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of July 31, 2006.

Interest expense is primarily related to the $150,000 of Notes due in April 2024 and the Bridge Loan which matures in September 2006. Interest income is primarily related to our investment in sales-type leases and notes receivable and our investment portfolio. For the three and nine months ended July 31, 2006, interest income related to our investment in sales-type leases and notes receivable was $296 and $881, respectively. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective income tax rate for continuing operations for the three and nine months ended July 31, 2006 was 34.4% and 84.3%, respectively. Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the nine months ended July 31, 2006 would have been 33.9%.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the three months ended July 31, 2006 and 2005, we realized income tax benefits of $288 and $463, respectively, and for the nine months ended July 31, 2006 and 2005, we realized income tax benefits of $2,775 and $4,773, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Income from continuing operations	$7,443	$8,051	$2,030	$20,959
Basic:
Weighted average shares	34,746	35,048	34,596	35,093
Diluted:
Weighted average shares, basic	34,746	35,048	34,596	35,093
Dilutive effect of options and restricted stock	1,270	1,269	1,223	1,417
Dilutive effect of contingent convertible notes	891	—	387	148
Weighted average shares, diluted	36,907	36,317	36,206	36,658
Basic earnings per share	$0.21	$0.23	$0.06	$0.60
Diluted earnings per share	$0.20	$0.22	$0.06	$0.57
Outstanding shares data:
Shares outstanding, beginning of period	35,077	35,171	34,527	34,958
Options exercised	20	65	510	788
Shares repurchased	(125)	(200)	(125)	(758)
Restricted stock issued	3	23	63	73
Other	—	—	—	(2)
Shares outstanding, end of period	34,975	35,059	34,975	35,059

SEGMENT OPERATING RESULTS
(In thousands, except units and per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products include our Shufflers, Chip Sorting Machines and ITS product lines. Entertainment Products include our Proprietary Table Games, Table Master products, Shuffle Up Productions and the products developed, manufactured and distributed by Stargames. The Stargames product offerings include Rapid Table Games, Vegas Star and a broad line of traditional video slot machines designed most specifically for the Australian and Asian gaming markets. For analysis purposes, we have classified the Table Master products, Vegas Star products and the Rapid products as multi-terminal gaming machines as they allow multiple players to play the same game using their own terminal. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provide us with recurring revenue. Our current shuffler product portfolio consists of 6 distinct models, including second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of July 31, 2006, our shuffler installed base totaled 21,070 units, an 18.2% increase from 17,833 as of July 31, 2005. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as roulette. During May 2005, we announced our first Easy Chipper order, marking the first release of a new product developed by CARD since the acquisition. During the nine months ended July 31, 2006, our installed base increased to 317 units as compared to 55 as of July 31, 2005, a 476% increase.

Our ITS products remain in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 14 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride Bonus®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. As of July 31, 2006, our proprietary table game installed base totaled 4,089 games, a 14.3% increase from 3,576 games as of July 31, 2005. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

As discussed above, our multi-terminal gaming products consist of the Table Master, as well as the Vegas Star and Rapid Products which were acquired through our acquisition of Stargames effective February 1, 2006. These multi-terminal gaming products allow us to expand the distribution of our proprietary table game portfolio. Some of our multi-terminal gaming products enable us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets. Our growth strategy for the multi-terminal gaming products is to position the products as a more cost effective way to offer lower stakes table games to our casino customers.

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

Through the acquisition of Stargames, we also acquired a broad line of traditional video slot machines designed more specifically for the Australian and Asian gaming markets. The Electronic Gaming Machines (“EGMs”) feature a variety of game selections including licensed content provided by WMS Industries. Stargames’ EGMs are designed specifically for the Australian and Asian markets where over 75% of the installed base is located. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units under lease or license agreements and inception-to-date sold units. As discussed above, we have combined the presentation of our Table Master, Rapid and Vegas Star products as multi-terminal gaming seats. Due to their modular design, both the Rapid and Vegas Star products are best analyzed based upon number of seats sold or leased. As our Table Master is a fixed five seat station, we have converted units into five seats rather than one unit. We believe that Installed Base is an important gauge of segment performance because it measures historical market placements of leased and sold seats and it provides insight into potential markets for service and next-generation products. Some sold seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of seats currently in active use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$5,936	$6,252	$(316)	(5.1)%
Sales—Shuffler	9,838	8,543	1,295	15.2%
Sales—Chipper	1,049	380	669	176.1%
Service and other	1,802	1,359	443	32.6%
Total sales and service	12,689	10,282	2,407	23.4%
Total Utility Products segment revenue	$18,625	$16,534	$2,091	12.6%
Utility Products segment operating income	$8,165	$9,358	$(1,193)	(12.7)%
Utility Products segment operating margin	43.8%	56.6%
Shufflers installed base (end of period)
Lease units	4,587	4,944	(357)	(7.2)%
Sold units, inception-to-date
Beginning of quarter	15,738	12,280	3,458	28.2%
Sold during quarter	840	731	109	14.9%
Less trade-ins and exchanges	(95)	(122)	27	(22.1)%
End of quarter	16,483	12,889	3,594	27.9%
Total installed base	21,070	17,833	3,237	18.2%
Chipper installed base (end of period)
Lease units	11	10	1	10.0%
Sold units, inception-to-date
Beginning of quarter	287	31	256	825.8%
Sold during quarter	19	14	5	35.7%
End of quarter	306	45	261	580.0%
Total installed base	317	55	262	476.4%

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper products. Revenue from our non-automated Bloodhound product is not material for the periods presented and our automated Bloodhound and ITS products remain in the development stage.

For the three months ended July 31, 2006, Utility Products segment revenue increased 12.6%, compared to the same prior year period, primarily due to a 23.4% increase in Utility Products sales and service revenue. Our Utility Products lease revenue declined slightly by 5.1% compared to the same prior year period.

The decrease in Utility Products lease revenue for the three months ended July 31, 2006, compared to the same prior year period primarily reflects:

•       A net decrease of 357 shuffler units leased from 4,944 to 4,587; a 7.2% decrease.

•       This decrease is consistent with our strategy to convert leased second generation shufflers to sold units, predominantly the ACE® shuffler, in anticipation of introducing the next generation specialty table game shuffler and Deck Mate®. Net shuffler lease activity includes the conversion of 332 leased units to sold units in the current period and 324 leased units to sold units in the prior year period. Shuffler conversions for the same prior year period were comprised primarily of ACE and Deck Mate shufflers.

•       The decrease in leased units was partially offset by an increase in average monthly lease price from $418 to $425. The increase was predominately attributable to increased lease pricing for the DeckMate and the one2six™.

The increase in Utility Products sales and service revenue for the three months ended July 31, 2006, compared to the same prior year period primarily reflects:

•       An increase in average sales price of $11,710 as compared to $11,700 in the prior year period.

•       A shift in product mix from lower average sales price models to higher average sales price models. Placements in the current quarter were predominately our third generation shuffler products, including the one2six and MD2 shufflers.

•       The increase in sold shuffler units was comprised primarily of additional sales of one2six and Deck Mate shufflers of 222 and 353, respectively, in the current quarter compared to 186 and 239, respectively, in the prior year quarter. Approximately 2% of worldwide shuffler sales and 3% of domestic shufflers sales represented replacement of older generation shufflers.

•       An increase in Easy Chipper unit sales of 19 units as compared to 14 units sold for the same prior year period.

Utility Products segment operating income and operating margin for the three months ended July 31, 2006, decreased 12.7% and 12.8%, respectively, compared to the same prior year period, primarily due to a decrease in shuffler lease revenue. This decrease was partially offset by a larger percentage of one2six shuffler sales, however, these products carry a lower gross margin due to amortization expense related to the acquired CARD products. Amortization expense associated with one2six shuffler and Easy Chipper cost of sales and leases was $911 for the three months ended July 31, 2006, compared to $768 for the same prior year period.

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$18,029	$17,437	$592	3.4%
Sales—Shuffler	36,597	24,395	12,202	50.0%
Sales—Chipper	4,394	1,378	3,016	218.9%
Service and other	5,104	4,069	1,035	25.4%
Total sales and service	46,095	29,842	16,253	54.5%
Total Utility Products segment revenue	$64,124	$47,279	$16,845	35.6%
Utility Products segment operating income	$31,636	$21,902	$9,734	44.4%
Utility Products segment operating margin	49.3%	46.3%
Shufflers installed base (end of period)
Lease units	4,587	4,944	(357)	(7.2)%
Sold units, inception-to-date
Beginning of period	13,780	11,151	2,629	23.6%
Sold during period	3,090	2,066	1,024	49.6%
Less trade-ins and exchanges	(387)	(328)	(59)	18.0%
End of period	16,483	12,889	3,594	27.9%
Total installed base	21,070	17,833	3,237	18.2%
Chipper installed base (end of period)
Lease units	11	10	1	10.0%
Sold units, inception-to-date
Beginning of period	122	—	122	100.0%
Sold during period	184	45	139	308.9%
End of period	306	45	261	580.0%
Total installed base	317	55	262	476.4%

For the nine months ended July 31, 2006, Utility Products segment revenue increased 35.6%, compared to the same prior year period, primarily due to a 54.5% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased 3.4%, compared to the same prior year period.

The increase in Utility Products lease revenue for the nine months ended July 31, 2006, compared to the same prior year period, primarily reflects:

•       An increase in the average monthly lease price of $422 as compared to $418 in the prior year period.

•       A shift in product mix from lower average lease price models to higher average lease price models. Placements in the nine month period were predominately our third generation shuffler products, including the Deck Mate, one2six and MD2 shufflers. Net shuffler lease additions include the conversion of 858 leased units to sold units in the current period and 704 leased units to sold units in the prior year period. Shuffler conversions for the current period were comprised primarily of second generation ACE shufflers, in anticipation of introducing the next generation specialty table game shuffler and Deck Mate. Shuffler conversions for the same prior year period were comprised primarily of ACE and Deck Mate shufflers.

The increase in Utility Products sales and service revenue for the nine months ended July 31, 2006, compared to the same prior year period primarily reflects:

•       An increase of 1,024 shuffler units sold; from 2,066 to 3,090, a 49.6% increase.

•       The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 978, 826 and 666, respectively, in the current period compared to 568, 556, and 282, respectively, in the same prior year period. Further, approximately 11% of worldwide shuffler sales and 14% of domestic shuffler sales in the current period represented replacements of older generation shufflers.

•       For the nine months ended July 31, 2006, we sold 184 Easy Chipper units, compared to 45 units sold for the same prior year period. For the nine months ended July 31, 2006, total revenue contribution from the Easy Chipper was approximately $3,825 as compared to $1,241 in the prior year period.

Utility Products segment operating income and operating margin for the nine months ended July 31, 2006, increased 44.4% and 3.0%, respectively, compared to the same prior year period, primarily due to greater sales volume of our shuffler business and increased sales of the Easy Chipper product. This increase was partially offset by a larger percentage of one2six shuffler sales and Easy Chipper sales, which carry a lower gross margin due to amortization expense related to these acquired CARD products. Amortization expense associated with one2six shuffler and Easy Chipper cost of sales and leases was $2,622 for the nine months ended July 31, 2006, compared to $2,001 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$6,145	$6,049	$96	1.6%
Royalties and leases—Multi-Terminal Gaming	260	205	55	26.8%
Royalties and leases—Electronic Gaming Machines	127	—	127	100.0%
Other	—	12	(12)	(100.0)%
Total royalties and leases	6,532	6,266	266	4.2%
Sales—Table games	5,878	3,562	2,316	65.0%
Sales—Multi-Terminal Gaming	861	766	95	12.4%
Sales—Electronic Gaming Machines	6,772	—	6,772	100.0%
Service and other	2,057	63	1,994	3,165.1%
Total sales and service revenue	15,568	4,391	11,177	254.5%
Total Entertainment Products segment revenue	$22,100	$10,657	$11,443	107.4%
Entertainment Products segment operating income	$10,835	$8,101	$2,734	33.7%
Entertainment Products segment operating margin	49.0%	76.0%
Table games installed base (end of period)
Royalty units	3,023	2,863	160	5.6%
Sold units, inception-to-date
Beginning of quarter	864	633	231	36.5%
Sold during quarter	202	80	122	152.5%
End of quarter	1,066	713	353	49.5%
Total installed base	4,089	3,576	513	14.3%
Multi-Terminal Gaming Products installed base (end of period)
Lease units	249	155	94	60.6%
Sold units, inception-to-date
Beginning of quarter	3,720	125	3,595	2,876.0%
Sold during quarter	240	45	195	433.3%
End of quarter	3,960	170	3,790	2,229.4%
Total installed base	4,209	325	3,884	1,195.1%
Electronic Gaming Machines
Lease units	—	—	—	0.0%
Sold units, inception-to-date
Beginning of quarter	14,953	—	14,953	0.0%
Sold during quarter	493	—	493	100.0%
End of quarter	15,446	—	15,446	100.0%
Total installed base	15,446	—	15,446	100.0%

For the three months ended July 31, 2006, Entertainment Products segment revenue increased 107.4%, compared to the same prior year period. The increase was primarily due to an $8,676 contribution from the Stargames product line.

The 4.2% increase in Entertainment Products royalty and lease revenue for the three months ended July 31, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 160 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Bet the Set “21”™, Royal Match® and Ultimate Texas Hold’em™. However, these games are at a lower average monthly lease price than some of our other proprietary content resulting in a reduction in the average monthly lease price for the quarter from $739 to $674.

•       The table game royalty unit increases were offset by the conversion of 192 royalty units to lifetime license sales, consisting primarily of Fortune Pai Gow Poker and Three Card Poker. These games currently yield higher average monthly lease rates than some of our other game titles. These conversions are consistent with our replacement sales strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 75 royalty units and consisted primarily of Three Card Poker and Let It Ride.

•       A net increase of 94 multi-terminal gaming product seats on lease from 155 to 249 seats.

The increase in Entertainment Products sales and service revenue for the three months ended July 31, 2006, compared to the same prior year period is primarily attributed to the $8,245 revenue contribution from Stargames. The following favorably impacted the three months ended July 31, 2006:

•       Additions of Table Master, Rapid and Vegas Star seats of 195.

•       Additions of EGM seats of 493.

•       An increase in lifetime license sales of 122 units.

•       An increase in Service and other revenue which predominately relates to EGM conversion kits and other EGM parts of $1,994.

Entertainment Products segment operating income for the three months ended July 31, 2006 increased $2,734 or 33.7% from the same prior year period. The increase was substantially attributable to the acquisition of Stargames. Entertainment Products segment operating margin for the three months ended July 31, 2006 decreased to 49.0% from 76.0% for the same prior year period. Entertainment Product margins were negatively impacted by amortization expense associated with Stargames of $516 for the three months ended July 31, 2006 compared to $0 for the same prior year period. Additionally, the products contributed by Stargames have a significantly lower operating margin than our traditional Entertainment Products. The decrease in operating margin was partially offset by increases in lifetime license sales predominantly of our Fortune Pai Gow side bet.

Entertainment Products Segment Operating Results

	Nine Months Ended July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$18,207	$18,158	$49	0.3%
Royalties and leases—Multi-Terminal Gaming	892	345	547	158.6%
Royalties and leases—Electronic Gaming Machines	163	—	163	100.0%
Other	—	54	(54)	(100.0)%
Total royalties and leases	19,262	18,557	705	3.8%
Sales—Table games	10,593	11,893	(1,300)	(10.9)%
Sales—Multi-Terminal Gaming	3,108	1,692	1,416	83.7%
Sales—Electronic Gaming Machines	15,019	—	15,019	100.0%
Service and other	5,194	217	4,977	2,293.5%
Total sales and service revenue	33,914	13,802	20,112	145.7%
Total Entertainment Products segment revenue	$53,176	$32,359	$20,817	64.3%
Entertainment Products segment operating income	$9,334	$25,257	$(15,923)	(63.0)%
Entertainment Products segment operating margin	17.6%	78.1%
Table games installed base (end of period)
Royalty units	3,023	2,863	160	5.6%
Sold units, inception-to-date
Beginning of period	768	365	403	110.4%
Sold during period	298	348	(50)	(14.4)%
End of period	1,066	713	353	49.5%
Total installed base	4,089	3,576	513	14.3%
Multi-Terminal Gaming Seats installed base (end of period)
Lease units	249	155	94	60.6%
Sold units, inception-to-date
Beginning of period	310	75	235	313.3%
Sold during period	619	95	524	551.6%
Stargames acquired base	3,031	—	3,031	100.0%
End of period	3,960	170	3,790	2,229.4%
Total installed base	4,209	325	3,884	1,195.1%
Electronic Gaming Machines
Lease units	—	—	—	0.0%
Sold units, inception-to-date
Beginning of period	—	—	—	0.0%
Sold during period	774	—	774	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
End of period	15,446	—	15,446	100.0%
Total installed base	15,446	—	15,446	100.0%

For the nine months ended July 31, 2006, Entertainment Products segment revenue increased 64.3%, compared to the same prior year period primarily due to an $19,800 contribution from the Stargames product line. These increases were partially offset by decreases in lifetime license sales, which were partially offset by increases in revenue related to our Table Master products.

The increase in Entertainment Products royalty and lease revenue for the nine months ended July 31, 2006, compared to the same prior year period, primarily reflects:

•       A net increase of 160 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Royal Match 21, Bet the Set 21 and Ultimate Texas Hold’em. Offsetting this increase in units is a reduction in the average monthly lease price. This is impacted by the mix of games, with a larger amount of lower priced games being placed in service. The average monthly lease price decreased from $723 to $677. The table game royalty unit increases were offset by the conversion of 278 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Fortune Pai Gow Poker which currently yields higher average monthly lease prices than our more recent game introductions. These conversions are consistent with our replacement sales strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 338 royalty units and consisted primarily of Three Card Poker and Let It Ride.

As discussed above, the increase in Entertainment Products sales and service revenue for the nine months ended July 31, 2006, compared to the same prior year period is primarily attributed to the Stargames contribution. Other contributions include:

•       A net decrease in lifetime license sales.

•       An increase in average sales price for lifetime license sales from $34,176 to $35,546.

•       An increase in Service and other revenue which predominately relates to EGM conversion kits and other EGM parts of $4,977.

Entertainment Products segment income for the nine months ended July 31, 2006 decreased $15,923 or 63.0%. The decrease was primarily caused by the one time IPR&D charge of $19,145 recognized during the three months ended April 30, 2006 related to the acquisition of Stargames. Entertainment Products segment operating margin for the nine months ended July 31, 2006 decreased to 17.6% from 78.1% for the same prior year period. The decrease in margin was also caused by the one time IPR&D charge recognized during the three months ended April 30, 2006 related to the acquisition of Stargames. Entertainment Products segment operating margin, excluding IPR&D, for the nine months ended July 31, 2006, decreased to 53.6% from 78.1%. Entertainment Product margins were negatively impacted by amortization expense associated with Stargames of $1,008 for the nine months ended July 31, 2006 compared to no amortization for the same prior year period. Additionally, the products contributed by Stargames have a lower operating margin than our traditional Entertainment Products.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three and nine months ended July 31, 2006:

	Three Months Ended				Nine Months Ended
	July 31, 2006		July 31, 2005		July 31, 2006		July 31, 2005
Revenue:
United States	$24,493	60.1%	$21,484	78.8%	$69,867	59.5%	$62,048	77.8%
Canada	1,659	4.1%	1,715	6.3%	5,746	4.9%	4,336	5.4%
Other North America	652	1.6%	715	2.6%	2,442	2.1%	1,635	2.0%
Europe	2,974	7.3%	2,009	7.4%	7,073	6.0%	7,332	9.2%
Australia	6,631	16.3%	425	1.6%	16,899	14.4%	1,601	2.0%
Asia	3,645	8.9%	447	1.6%	14,319	12.2%	2,004	2.5%
Other	683	1.7%	477	1.7%	1,012	0.9%	814	1.0%
	$40,737	100.0%	$27,272	100.0%	$117,358	100.0%	$79,770	100.0%

Revenues by geographic area are determined based on the location of our customers. For the three and nine months ended July 31, 2006, sales to customers outside the United States accounted for 39.9% and 40.5%, respectively, of consolidated revenue, compared to 21.2% and 22.2%, respectively, for the comparable prior year periods. The period-over-period increase in sales to customers outside the United States is primarily attributed to our increased penetration into the Asia market and the contributions from our recent acquisition of Stargames in Australia. Going forward, including the Stargames acquisition, we expect our international revenues to continue to grow, particularly in the Pacific Rim region.

DISCONTINUED OPERATIONS

Slot Products Operations

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$13	$31	$52	$191
Income (loss) from operations before tax	$(20)	$12	$(5)	$100
Income tax benefit (expense)	16	(4)	21	(34)
Net income from operations	(4)	8	16	66
Gain on sale of slot assets	—	—	208	2
Income tax expense	—	—	(74)	(1)
Gain on sale of slot assets, net	—	—	134	1
Discontinued operations, net	$(4)	$8	$150	$67

PVS

Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames, designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our gaming Entertainment and Utility segments. Accordingly, we have entered into an agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. The results of operations for PVS will be included in Discontinued Operations until the disposition is complete. The transaction is anticipated to close in September 2006. Discontinued operations consisted of the following:

	Three Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
Revenues	$818	$1,511
Loss from operations before tax	$(243)	$(393)
Income tax benefit	73	116
Discontinued operations, net	$(170)	$(277)

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisition of businesses and intellectual property. In April 2004, we obtained additional capital resources, through the issuance of $150,000 of Notes. Additionally, in January 2006, we entered into a credit agreement with the Company, Deutsche Bank AG Cayman Islands Branch, as Lender, Deutsche Bank AG New York Branch, as Administrative Agent and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”). The Credit Agreement provided for a bridge loan (the “Bridge Loan”) in the amount of $115,000. As of July 31, 2006, the balance outstanding on the Bridge Loan has been reduced to $80,000. The proceeds of this Bridge Loan were used to finance the acquisition of Stargames.

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2006	2005	(Decrease)	Change
Cash, cash equivalents, and investments	$23,402	$34,088	$(10,686)	(31.3)%
Working capital	$(12,327)	$57,634	$(69,961)	(121.4)%
Current ratio	0.9	4.4	(3.5)	(79.9)%

The Bridge Loan is due to mature September 30, 2006, accordingly it has been classified in current liabilities. This current maturity results in negative working capital. We are currently in the process of obtaining a senior secured credit facility of approximately $100,000. We believe that the facility will be closed and funded by October 31, 2006. We intend to extend the maturity of the existing Bridge Loan until the funding of the senior secured credit facility. We currently intend to repay the balance on the Bridge Loan with the proceeds of the new senior secured credit facility. For additional information on the bridge financing see Note 5 to our condensed consolidated financial statements.

Excluding the short-term bridge financing of $80,000, the current ratio was approximately 2.9 as of July 31, 2006.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income from continuing operations	$2,030	$20,959	$(18,929)	-90.3%
Non-cash items	31,897	9,389	22,507	239.7%
Income tax related items	(111)	11,129	(11,239)	-101.0%
Investment in sales-type leases and note receivable	(2,511)	(7,615)	5,104	(67.0)%
Other changes in operating assets and liabilities	(2,524)	(4,853)	2,629	-54.2%
Slot-sale related items:
Discontinued operations, net of tax	(127)	67	(194)	-289.6%
Cash flow provided by operating activities	$28,654	$29,076	$(122)	-0.4%

•       Non-cash items are comprised of IPR&D, gain on sale of patent, depreciation and amortization, share-based compensation expense, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the nine months ended July 31, 2006, is substantially due to a charge for IPR&D related to the Stargames acquisition of $19,145 and share-based compensation of $4,036 for the nine months ended July 31, 2006, compared to $0 and $545 in the same prior year period. Additionally, amortization of intangible assets was $6,492 and $4,472 for the nine months ended July 31, 2006 and 2005, respectively.

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

•  The following table shows the effect of adopting SFAS 123R on cash flows from operating and financing activities (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Nine Months Ended July 31, 2006
	As Reported	Under APB 25
Net cash provided by operating activities	$28,654	$31,304
Net cash provided (used) by financing activities	83,276	80,626

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net maturities (purchases) of investments	$16,765	$(489)	$17,254	(3,528.4)%
Capital expenditures	(7,458)	(12,735)	5,277	(41.4)%
Proceeds from sale of leased assets	1,320	—	1,320	100.0%
Net proceeds from patent sale	3,000	9,039	(9,039)	(100.0)%
Acquisition of Stargames, net of cash acquired	(114,337)	—	(114,337)	100.0%
Security bonds posted with courts	—	(3,000)	3,000	(100.0)%
Other	—	(402)	402	(100.0)%
Cash flow used by investing activities	$(100,710)	$(7,587)	$(96,123)	1,266.9%

•       Net maturities (purchases) of investments consist primarily of a $4,000 equity method investment related to Sona and the net of proceeds from the sale and maturities of investments of $20,765.

•       Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

•       During the nine months ended July 31, 2005, we posted a security deposit of $3,000 related to a preliminary injunction that we were granted by a judicial court.

•       Proceeds from the sale of the ENPAT Patents.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$(3,532)	$(20,821)	$17,289	(83.0)%
Proceeds from stock option exercises, net	6,065	5,954	111	1.9%
Proceeds from bridge financing, net of issue costs	114,719	—	114,719	100.0%
Proceeds from other borrowings	2,385	—	5,085	100.0%
Excess tax benefit from stock option exercises	2,650	—	2,650	100.0%
Payments on acquisition financing	(35,000)	—	(35,000)	100.0%
Payments of notes payable and other liabilities	(4,011)	(2,091)	(1,920)	91.8%
Cash flow provided (used) by financing activities	$83,276	$(16,958)	$102,934	(607.0)%

•       During the nine months ended July 31, 2006, 125 shares of our common stock were repurchased at an average price of $28.22, compared to 758 shares of our common stock at an average price of $27.49 for the same prior year period.

•       Our employees and directors exercised 509 options during the nine months ended July 31, 2006, at an average exercise price of $11.89 per share, compared to 788 options at an average exercise price of $7.15 per share during the same prior year period.

•       We received $114,719 proceeds, net of debt issuance costs, from bridge financing used for the Stargames acquisition.

•       With the adoption of SFAS 123R the benefit of tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows rather than operating cash inflows.

•       During the nine months ended July 31, 2006, we paid $35,000 on the Bridge Loan and made installment payments of $2,609 for the ENPAT note payable and $1,250 for BTI liabilities.

On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent to secure the Bridge Loan to comply with the requirements of the Amendment. The outstanding principal balance on the Bridge Loan as of July 31, 2006 was $80,000.

We are currently in the process of securing a senior secured credit facility of approximately $100,000. We believe that the facility will be closed and funded by October 31, 2006. We intend and believe that we have the ability to extend the maturity of the existing Bridge Loan until the funding of the senior secured credit facility. We currently intend to repay the balance on the Bridge Loan with the proceeds of the new senior secured credit facility. For additional information on the bridge financing see Note 5 to our condensed consolidated financial statements.

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

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the nine months ended July 31, 2006, 125 shares of our common stock were repurchased for a total cost of $3,532 at an average price of $28.22 compared to 758 shares of our common stock repurchased for a total cost of $20,821 at an average price of $27.49 for the same prior year period. As of July 31, 2006, $5,300 remained outstanding under our board authorizations. Through September 7, 2006, we repurchased an additional 91 shares for a total cost of $2,592 at an average price of $28.35. We cancel shares that we repurchase.

On September 5, 2006, our board of directors voted a new authorization to repurchase shares of our common stock by an additional $30,000.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principal payments on our Bridge Loan, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use commercially reasonable efforts to secure the loan extended under the Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent to secure the Bridge Loan to comply with the requirements of the Amendment.The interest rate under the Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The obligations under the Bridge Loan are guaranteed by each of our current and future material wholly-owned domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers; and

•       Agreements to restrict dividends and other payments from subsidiaries.

As of July 31, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Credit Agreement. These covenants are contained in Section 7 and Section 8 of the Credit Agreement, furnished in our Current Report on Form 8-K, dated January 25, 2006. The current outstanding principal balance on the Bridge Loan as of July 31, 2006 was $80,000.

We are currently in the process of securing a senior secured credit facility of approximately $100,000. We believe that the facility will be closed and funded by October 31, 2006. We intend and believe that we have the ability to extend the maturity of the existing Bridge Loan until the funding of the senior secured credit facility. We currently intend to repay the balance on the Bridge Loan with the proceeds of the new senior secured credit facility. For additional information on the bridge financing see Note 5 to our condensed consolidated financial statements.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $240 and $239 for the three months ended July 31, 2006 and 2005, respectively, and $1,132 and $721 for the nine months ended July 31, 2006, and 2005, respectively. Unamortized debt issuance costs of $2,609 as of July 31, 2006, are included in other assets on the condensed consolidated balance sheet.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of July 31, 2006 were AU $9,162 or US $7,024. The banking facilities are comprised of two main components: a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances. Amounts outstanding on the bank overdraft facility is AU $162 or US $124 as of July 31, 2006 at a weighted average rate of 9.85%. Amounts outstanding under the bank loan facility is AU $9,000 or US $6,900 as of July 31, 2006 at a weighted average interest rate of 6.36%. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

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

BTI liabilities.   In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of July 31, 2006, was $4,917

ENPAT note payable.   In December 2004, we purchased two Radio Frequency Identification (“RFID”) technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of July 31, 2006, of $5,749 represents the discounted present value of the future payments, including imputed interest of approximately $192. The remaining principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of July 31, 2006, was $534.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of July 31, 2006 was $326.

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

•       Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in FASB Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”).

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

Revenue related to products subject to the provisions of SOP 97-2 is recognized when all of the following criteria have been met:

•       Evidence of an arrangement exists;

•       Delivery has occurred or ownership rights have passed;

•       The fee is fixed or determinable; and

•       Collectibility is probable

If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

Business Combinations.

We account for business combinations in accordance with FASB Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (“SFAS 141”) and FASB Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

In determining the fair value of acquired assets and assumed liabilities in the Stargames acquisition, we hired third-party valuation specialists to assist us with certain fair value estimates, primarily related to intangible assets, including IPR&D, developed technology, tradename and customer relationships, as well as inventory and land, property and equipment. We and the third-party specialists applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

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

Except for the trademarks related to the Stargames and CARD acquisitions, which are not subject to amortization and are tested periodically for impairment, all of our significant intangible assets are definite lived and amortized over their expected useful lives. We estimate useful lives based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, trademarks, licenses and games. We amortize substantially all of our intangible assets related to the CARD acquisition proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles including those acquired from Stargames, we use the straight-line amortization method. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

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

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of July 31, 2006 is $174,563. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $10,790. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $875.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of July 31, 2006, we have not entered into any foreign currency exchange contracts.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of July 31, 2006, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, management concluded that its internal control over financial reporting was not effective as of October 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness. Specifically, we did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions, identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over revenue recognition to the preparation of reliable financial statements.

During our third quarter ended July 31, 2006, and subsequent thereto, we have completed certain remediation initiatives, and will continue to undertake, extensive work to remedy the material weakness described above. This includes, but is not limited to, the following remediation initiatives:

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

Except for the remediation initiatives with respect to the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)          Not applicable

(c)           The following table provides monthly detail regarding our share repurchases during the three months ended July 31, 2006 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	—	$—	—	$—
Jun 1 - Jun 30	—	$—	—	$—
Jul 1 - Jul 31	125	$28.22	125	$5,300
Total	125	$29.00	125

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: September 8, 2006
/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
/s/ Richard L. Baldwin
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)