Form 10-Q/A
period 2006-07-31
SHUFFLE MASTER INC
filed 2006-09-11
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

2. ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., had substantially completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares for AU $1.55 per share.

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

As a part of the Stargames acquisition, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our Entertainment Products and Utility Products segments. Accordingly, we have entered into an agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. The estimated liabilities exceed assets in the amount of approximately $683. The fair value of PVS’ working capital has been valued at zero in our preliminary purchase price allocation. The results of operations for PVS are included in Discontinued Operations until the disposition is complete. It is anticipated that the transaction will close in September 2006. See Note 13 for more information.

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

IGT Agreement.   On July 31, 2006 (the “Effective Date”), we entered into an agreement with IGT whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement (“April Agreement”) whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 ½% of any gross royalties. The transaction has been reflected in the accompanying condensed consolidated statements of income by recording a gain on sale of patent of $4,566.

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

Further detail is included under the heading “Discontinued Operations” in Note 2 to our condensed consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenue
Utility products	45.7%	60.6%	54.7%	59.3%
Entertainment products	54.3%	39.1%	45.3%	40.6%
Other	0.0%	0.3%	0.0%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.8%	25.7%	32.1%	24.6%
Gross margin	67.2%	74.3%	67.9%	75.4%
Selling, general and administrative	36.5%	23.7%	32.6%	27.9%
Research and development	9.2%	6.6%	7.6%	7.2%
Gain on patent sale	(11.2)%	0.0%	(3.9)%	0.0%
In-process research and development	0.0%	0.0%	16.4%	0.0%
Equity method investment loss	0.3%	0.0%	0.2%	0.0%
Income from operations	32.4%	44.0%	15.0%	40.3%
Other expense, net	(4.6)%	(1.1)%	(4.0)%	(0.6)%
Income from continuing operations before tax	27.8%	42.9%	11.0%	39.7%
Provision for income taxes	9.6%	13.4%	9.3%	13.4%
Income from continuing operations	18.2%	29.5%	1.7%	26.3%
Discontinued operations, net of tax	(0.4)%	0.0%	(0.1)%	0.1%
Net income	17.8%	29.5%	1.6%	26.4%

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

EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Income from continuing operations	$7,443	$8,051	$2,030	$20,959
Basic:
Weighted average shares	34,746	35,048	34,596	35,093
Diluted:
Weighted average shares, basic	34,746	35,048	34,596	35,093
Dilutive effect of options and restricted stock	1,270	1,269	1,223	1,417
Dilutive effect of contingent convertible notes	891	—	387	148
Weighted average shares, diluted	36,907	36,317	36,206	36,658
Basic earnings per share	$0.21	$0.23	$0.06	$0.60
Diluted earnings per share	$0.20	$0.22	$0.06	$0.57
Outstanding shares data:
Shares outstanding, beginning of period	35,077	35,171	34,527	34,958
Options exercised	19	65	509	788
Shares repurchased	(125)	(200)	(125)	(758)
Restricted stock issued	4	23	64	73
Other	—	—	—	(2)
Shares outstanding, end of period	34,975	35,059	34,975	35,059

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

•       An increase in Easy Chipper unit sales of 19 units as compared to 14 units sold for the same prior year period. Chipper sale revenue of $1,049 includes $535 attributable to our legacy chipper product acquired from CARD. The 19 sold units from this product are excluded from the chipper units sold table above.

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

•       For the nine months ended July 31, 2006, we sold 184 Easy Chipper units, compared to 45 units sold for the same prior year period. Chipper sale revenue of $4,394 includes $569 attributable to our legacy chipper product acquired from CARD. The 22 sold units from this product are excluded from the chipper units sold table above. For the nine months ended July 31, 2006, total revenue contribution from the Easy Chipper was approximately $3,825 as compared to $1,241 in the prior year period.

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

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$6,145	$6,049	$96	1.6%
Royalties and leases—Multi-Terminal Gaming	387	205	182	88.8%
Royalties and leases—Electronic Gaming Machines	—	—	—	100.0%
Other	—	12	(12)	(100.0)%
Total royalties and leases	6,532	6,266	266	4.2%
Sales—Table games	5,878	3,562	2,316	65.0%
Sales—Multi-Terminal Gaming	3,420	766	2,654	346.5%
Sales—Electronic Gaming Machines	4,213	—	4,213	100.0%
Service and other	2,057	63	1,994	3,165.1%
Total sales and service revenue	15,568	4,391	11,177	254.5%
Total Entertainment Products segment revenue	$22,100	$10,657	$11,443	107.4%
Entertainment Products segment operating income	$10,835	$8,101	$2,734	33.7%
Entertainment Products segment operating margin	49.0%	76.0%
Table games installed base (end of period)
Royalty units	3,023	2,863	160	5.6%
Sold units, inception-to-date
Beginning of quarter	864	633	231	36.5%
Sold during quarter	202	80	122	152.5%
End of quarter	1,066	713	353	49.5%
Total installed base	4,089	3,576	513	14.3%
Multi-Terminal Gaming Products installed base (end of period)
Lease seats	249	155	94	60.6%
Sold seats, inception-to-date
Beginning of quarter	3,720	125	3,595	2,876.0%
Sold during quarter	178	45	133	295.6%
End of quarter	3,898	170	3,728	2,192.9%
Total installed base	4,147	325	3,822	1,176.0%
Electronic Gaming Machines
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of quarter	14,953	—	14,953	0.0%
Sold during quarter	493	—	493	100.0%
End of quarter	15,446	—	15,446	100.0%
Total installed base	15,446	—	15,446	100.0%

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

The increase in Entertainment Products sales and service revenue for the three months ended July 31, 2006, compared to the same prior year period is primarily attributed to the $8,676 revenue contribution from Stargames. The following favorably impacted the three months ended July 31, 2006:

•       Additions of Table Master, Rapid and Vegas Star seats of 133.

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

Entertainment Products Segment Operating Results

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$18,207	$18,158	$49	0.3%
Royalties and leases—Multi-Terminal Gaming	1,055	345	710	205.8%
Royalties and leases—Electronic Gaming Machines	—	—	—	100.0%
Other	—	54	(54)	(100.0)%
Total royalties and leases	19,262	18,557	705	3.8%
Sales—Table games	10,593	11,893	(1,300)	(10.9)%
Sales—Multi-Terminal Gaming	11,035	1,692	9,343	552.2%
Sales—Electronic Gaming Machines	7,092	—	7,092	100.0%
Service and other	5,194	217	4,977	2,293.5%
Total sales and service revenue	33,914	13,802	20,112	145.7%
Total Entertainment Products segment revenue	$53,176	$32,359	$20,817	64.3%
Entertainment Products segment operating income	$9,334	$25,257	$(15,923)	(63.0)%
Entertainment Products segment operating margin	17.6%	78.1%
Table games installed base (end of period)
Royalty units	3,023	2,863	160	5.6%
Sold units, inception-to-date
Beginning of period	768	365	403	110.4%
Sold during period	298	348	(50)	(14.4)%
End of period	1,066	713	353	49.5%
Total installed base	4,089	3,576	513	14.3%
Multi-Terminal Gaming Seats installed base (end of period)
Lease seats	249	155	94	60.6%
Sold seats, inception-to-date
Beginning of period	310	75	235	313.3%
Sold during period	557	95	462	486.3%
Stargames acquired base	3,031	—	3,031	100.0%
End of period	3,898	170	3,728	2,192.9%
Total installed base	4,147	325	3,822	1,176.0%
Electronic Gaming Machines
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of period	—	—	—	0.0%
Sold during period	774	—	774	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
End of period	15,446	—	15,446	100.0%
Total installed base	15,446	—	15,446	100.0%

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

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2006	2005	(Decrease)	Change
Cash, cash equivalents, and investments	$23,402	$34,088	$(10,686)	(31.3)%
Working capital	$(12,327)	$57,634	$(69,961)	(121.4)%
Current ratio	0.9	4.4	(3.5)	(79.5)%

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

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income from continuing operations	$2,030	$20,959	$(18,929)	(90.3)%
Non-cash items	31,897	9,389	22,508	239.7%
Income tax related items	(111)	11,129	(11,240)	(101.0)%
Investment in sales-type leases and note receivable	(2,511)	(7,615)	5,104	(67.0)%
Other changes in operating assets and liabilities	(2,524)	(4,853)	2,329	(48.0)%
Slot-sale related items:
Discontinued operations, net of tax	(127)	67	(194)	(289.6)%
Cash flow provided by operating activities	$28,654	$29,076	$(422)	1.5%

•       Non-cash items are comprised of IPR&D, gain on sale of patent, depreciation and amortization, share-based compensation expense, provision for bad debts, and provision for inventory obsolescence. The increase in non-cash items for the nine months ended July 31, 2006, is substantially due to a charge for IPR&D related to the Stargames acquisition of $19,145 and share-based compensation of $4,036 for the nine months ended July 31, 2006, compared to $545 in the same prior year period. Additionally, amortization of intangible assets was $6,492 and $4,472 for the nine months ended July 31, 2006 and 2005, respectively.

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

•  The following table shows the effect of adopting SFAS 123R on cash flows from operating and financing activities (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Nine Months Ended July 31, 2006
	As Reported	Under APB 25
Net cash provided by operating activities	$28,654	$31,304
Net cash provided (used) by financing activities	83,276	80,626

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net maturities (purchases) of investments	$16,765	$(489)	$17,254	(3,528.4)%
Capital expenditures	(7,458)	(12,735)	5,277	(41.4)%
Proceeds from sale of leased assets	1,320	—	1,320	100.0%
Net proceeds from patent sale	3,000	9,039	(6,039)	(66.8)%
Acquisition of Stargames, net of cash acquired	(114,337)	—	(114,337)	100.0%
Security bonds posted with courts	—	(3,000)	3,000	(100.0)%
Other	—	(402)	402	(100.0)%
Cash flow used by investing activities	$(100,710)	$(7,587)	$(96,123)	1,266.9%

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

•       Proceeds from the sale of the ENPAT Patents.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$(3,532)	$(20,821)	$17,289	(83.0)%
Proceeds from stock option exercises, net	6,065	5,954	111	1.9%
Proceeds from bridge financing, net of issue costs	114,719	—	114,719	100.0%
Proceeds from other borrowings	2,385	—	5,085	100.0%
Excess tax benefit from stock option exercises	2,650	—	2,650	100.0%
Payments on acquisition financing	(30,000)	—	(30,000)	100.0%
Payments of notes payable and other liabilities	(9,011)	(2,091)	(6,920)	33.1%
Cash flow provided (used) by financing activities	$83,276	$(16,958)	$102,934	(607.0)%

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)          Not applicable

(c)           The following table provides monthly detail regarding our share repurchases during the three months ended July 31, 2006 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	—	$—	—	$—
Jun 1 - Jun 30	—	$—	—	$—
Jul 1 - Jul 31	125	$28.22	125	$5,300
Total	125	$28.22	125

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: September 11, 2006
/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
/s/ Richard L. Baldwin
Richard L. Baldwin
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)