Form 10-K
period 2006-10-31
SHUFFLE MASTER INC
filed 2007-01-16
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

If this report is annual or transition, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).   Yes ☐  No ☒

As of January 12, 2007, 35,024,433 shares of Common Stock of the registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $910,285,014 based upon the last reported sale price of the Common Stock on that date by The NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 14, 2007 (“Fiscal 2006 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2006

PART I

(Dollars in thousands, except per share amounts)

ITEM 1. BUSINESS

OUR IDENTITY

We are a gaming supply company that specializes in providing our casino customers Utility Products, including automatic card shufflers, Table iD™ components, and roulette chip sorters, to improve our casino customers’ profitability, productivity and security, and Entertainment Products, including live proprietary table games, electronic multi-player table game platforms, traditional video slot machines for select markets, live table game tournaments and wireless gaming solutions to expand our casino customers’ gaming entertainment content. As of October 31, 2006, we had an installed unit base of approximately 22,000 shufflers, approximately 4,000 table games and approximately 21,000 electronic wagering seats. Installed unit base is the sum of the product units or seats under lease or license agreements and inception-to-date sold units or seats. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units or seats and it provides insights into potential markets for service and next generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units or seats currently in use.

We are a Minnesota corporation formed in 1983. We conducted our initial public offering and became a Nasdaq-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

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

We group our product offerings into two business segments, summarized as follows:

•       Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity, profitability and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Automatic shufflers increase table game productivity and security, which increases profitability for the casinos and other table game operators. We also offer chip-sorting products that simplify the handling of gaming chips on high volume chip tables such as Roulette. Additionally, we have acquired or are developing products, such as our Automated Bloodhound®  and Table iD products, to gather data and to enable casinos to track table game players, such as our. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability. To enhance our Table iD product offerings, we entered into a worldwide product integration agreement with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”) to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies.

•       Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary live table game content, electronic content delivery systems, video slot machines for select markets, live table game tournaments and wireless gaming solutions which enhance our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content selection and our multiple electronic content delivery systems. We develop or acquire and market a broad range of proprietary table game entertainment content to casinos and other licensed operators. Products in this segment include our traditional live proprietary poker based, baccarat, pai gow poker and blackjack table games. The majority of these products are licensed to our customers, which provides us with recurring revenue. We also produce and distribute multiple electronic content delivery systems including the Table Master™, Vegas Star™, and Rapid Table Games multi-terminal electronic table game platforms, and video slot machines for select markets. Products in this segment focus on cost-effectively delivering to casinos and other licensed operators popular table game content on either live table, multi-player video platforms, or wireless platforms. We also offer live table game tournaments developed and managed under our Shuffle Up Productions™ (“Shuffle Up”) subsidiary formed in January 2005 to leverage our intellectual property and develop live and broadcast tournament events as well as licensed merchandise based on our extremely popular gaming offerings.

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line	2006	2005	2004
Utility Products:
Shufflers	48.9%	55.6%	52.9%
Chippers	3.7%	2.6%	*
Table iD and Bloodhound	*	*	*
Entertainment Products:
Proprietary Table Games	23.4%	35.4%	44.4%
Multi-Terminal Gaming Machines	10.1%	4.3%	1.2%
Electronic Gaming Machines	13.1%	1.0%	*
Other Entertainment	*	*	*
Other revenue	*	*	*
	100.0%	100.0%	100.0%

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

•       To develop and market the third generation of our shufflers, including features like optical card recognition, deck validation and integration with the Table iD System, to replace older generation shufflers and to further penetrate domestic and foreign markets for these products;

•       To market our next generation chip sorting device, the Easy Chipper® and the Intelligent Chip Tree™ chip tracking device to simplify the process of handling gaming chips and accurately track chip volume and value for our casino and other customers in their table game operations;

•       To enhance our Table iD product offerings and increase our market share through the contribution of our shuffler and intelligent shoe products pursuant to our worldwide product integration agreement with IGT and PGIC. This alliance is designed to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies;

•       To broaden our Entertainment Products segment by developing or acquiring additional table game content to increase our penetration of casino customers’ table game operations;

•       To market our multiple electronic content delivery systems to provide a cost-effective brand extension of our proprietary table game content to existing casino or new racino customers (race tracks that also offer slot games) and to explore other venues in which the platform could be reasonably modified to fulfill market demands;

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

OUR UTILITY PRODUCTS SEGMENT

Since our founding, we have developed and marketed products that increase the productivity, security and profitability of the table game operations of our casino and other customers. Our automatic card shufflers were the first such product. We expect to soon add additional modules, such as our Automated Bloodhound products, to our Table iD System (described below) now under development, and we have added our chip sorting and tracking devices to this product segment. We believe that our casino and other customers are seeking to increase the operating returns of their table game operations. By introducing a combination of technologies our Utility Products increase the profitability, productivity and security for casino and other customers in their table game operations.

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

Our existing shuffler products, in no particular order, are the following:

ACE®

A second generation single deck shuffler which uses an innovative card distribution mechanism and sophisticated software featuring random number algorithms and movements to shuffle cards and form hands or groups of cards. The ACE was introduced in January 1999.

Deck Mate®

A single deck/double deck batch shuffler where cards are randomly shuffled and placed onto a platform according to computer-generated instructions. The unit may be flush mounted in either a poker table or on an extension to a blackjack table. The Deck Mate was introduced in October 2002.

iDeal™

A third generation single deck shuffler using technology similar to the one2six™ that features several key enhancements including card recognition technology that reads the rank and suit of each card being dealt. The iDeal was introduced in November 2006.

King®

A multi-deck continuous shuffler using technology similar to the ACE, with up to five decks of shuffled cards that are dealt continuously and directly from the machine and that are reloaded immediately after a hand is played. The King was introduced in January 2000.

one2six™

A multi-deck continuous shuffler that accommodates up to six decks of cards and can be used for almost every casino card game. Acquired as part of the acquisition of CARD in May 2004, the one2six shuffler was first introduced internationally in 2002.

MD1™	A multi-deck batch shuffler that shuffles from two to eight decks, used primarily for multiple deck blackjack or mini-baccarat games. The MD1 was introduced in late fiscal 1994.
MD2®

A next generation multi-deck batch shuffler that shuffles from two to eight decks and features optional optical card recognition that verifies that the deck or group of decks are intact and integrates with our Table iD system (discussed below). The MD2 was introduced in September 2003.

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

Our Other Utility Products.   We have acquired or are developing technology to enable casinos and other customers to track and analyze play on their table games. This technology combines computer software and hardware, Radio Frequency Identification (“RFID”) and the optical card reading features of our next generation of shufflers.

Our other Utility Products are the following:

Table iD™

This system is currently under joint development with IGT and PGIC and will be a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies.

Under the terms of the arrangement, we will provide automatic card shufflers, card reading intelligent shoes, card and chip sorters, and verifiers. IGT will provide back-end table gaming management systems including player tracking, patron loyalty and rewards, as well as bonusing applications. PGIC will provide RFID bet recognition, automated gaming chip tracking and payoff recognition. Each company will cooperatively interface their respective products into a combined product offering known as Table iD (formerly known as the Intelligent Table System™). Additionally, the arrangement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of player activity.

MD2™ Workstation

The MD2 Workstation combines the MD2 batch shuffler with proprietary software that counts, reads and verifies each card as it is being shuffled to produce detailed reports that reveal the accuracy and composition of each deck for off-table and back-of-house verification.

Customers and Marketing.   We market our Utility Products to legal casinos and other gaming establishments around the world with our direct domestic and international sales force and several domestic and international distributors.

Our products and the locations in which we may sell are subject to the licensing and product approval requirements of various national, state, provincial, or tribal jurisdictional agencies that regulate gaming around the world (see additional discussion under “Gaming Regulation”). We sell and lease our Utility Products. When we lease our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer.

Historically, we marketed our shufflers in the table game areas of casinos. With the commercialization of the Deck Mate shuffler, we have extended the market for shufflers into casino poker rooms and single deck or double deck blackjack tables. As a result, we now market a full line of shufflers to accommodate virtually all of our customer’s shuffler needs.

Competition.   We compete with other gaming utility products and gaming supply companies for space on the casino customer’s floor, as well as for our customer’s capital spending. We compete with VendingData Corporation (“VendingData”), a U.S. company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™, their single deck shuffler, the Poker One™, and their Deck Checker™ card verification device. Historically, VendingData has attempted to compete with our shuffler products on the basis of price. We compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future.

With respect to our Easy Chipper roulette chip sorting product, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ Plus™, sold by TCS John Huxley.

Product Supply.   We obtain most of the parts for our Utility Products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service employees. Our one2six and Easy Chipper products are manufactured by a subcontract manufacturer, located in Salzburg, Austria, which also inventories and ships these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and Development.   We employ a staff of electrical, mechanical and software engineers to support, improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and products related to the Table iD system, and to explore other potential table-related Utility products. We perform the majority of our domestic research and development ourselves. We also use a foreign, third party developer for certain of our international product offerings.

OUR ENTERTAINMENT PRODUCTS SEGMENT

Our Entertainment Products segment includes our proprietary table games and side bets, our multiple electronic table game content delivery systems, and a diverse line of Electronic Gaming Machines (“EGMs”) developed for select markets.

Our Live Table Games and Side Bets.   The products in our Entertainment Products segment include proprietary table game content delivered on different live-dealt and electronic platforms. We are continuously developing new table games and have numerous other games in various stages of development to complement our existing offerings and to extend our penetration of the proprietary table game market. Our existing proprietary table games and side bets, in no particular order, are the following:

Let It Ride®

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

Let It Ride Bonus®

The Let It Ride Bonus game provides a format that adds a bonus bet and pay table bonuses to the basic Let it Ride table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Additionally, the game now offers a 3 Card Bonus™ side bet which rewards players if their first three cards are a pair or better. This wager is made at the beginning of the game when the standard and Let It Ride Bonus wagers are placed.

Three Card Poker®

Players place wagers on three-card stud hands, with options to bet against the dealer hand, bet on the value of their own hand, or both. Winning hands are paid according to a predetermined payout schedule and bonus payouts may be earned on certain high ranking hands. Three Card Poker is also now available with a progressive jackpot that is triggered when players receive a three-of-a-kind or higher.

Four Card Poker®

Players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet. Players may “triple down” against the dealer, providing high game volatility.

Crazy 4 Poker®

Players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet. Players may “triple down” against the dealer when their hand contains a pair of Aces or higher, providing high game volatility.

Ultimate Texas Hold’em™

Players receive two hole cards that will be combined with five community cards to make their best five-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet that pays odds if the player’s final five-card hand is a three-of-a-kind or higher and players have the option to check through the river.

Mississippi Stud™

Players receive two cards that will be combined with three community cards to make a five-card poker hand. The players compete against a paytable rather than the dealer and win if their hand is a pair of 6s or better.

Casino War®

Players make a wager and if their card is higher than the dealer’s card, they win even money. If a player’s card matches the dealer’s card, they are at war and can either quit play by surrendering half of their wager or can continue to play by going to war. If the player chooses to go to war, both the player and the dealer match the original wager and receive another card. The highest card wins the hand.

Bad Beat Texas Hold’em™

Players receive two hole cards that are combined with five community cards to make their best five-card hand. The game features head-to-head play against the dealer, an optional three of a kind bonus bet that pays when a player receives a three-of-a-kind or higher, and a Bad Beat bonus that pays if a player loses with four of a kind or higher.

Hi-Lo Stud Poker®

Players receive three cards that are combined with two community cards to make a five-card poker hand. The game is played against a pay table rather than against the dealer and pays if the player’s hand is really good or really bad. It also features an optional 3 Card Bonus side bet that pays if a player’s first three cards contain a pair or better.

Hit and Run™

Players receive two cards dealt face up and the dealer receives two cards dealt one face up and one face down. As long as each of the player’s consecutively drawn cards are higher in rank than the previous card, he may choose to receive additional cards or may stand. The game rewards the player for having a longer run of consecutively higher cards than the dealer.

Blackjack Press™	Players make equal wagers on two blackjack positions and the Press bet which enables them to play two separate blackjack hands and “press” the one that they think can beat the dealer.
Fortune Pai Gow Poker®

Fortune Pai Gow Poker is an optional bonus side bet that considers the best hand possible among the player’s seven cards. Players may bet any amount within table limits; however, a Fortune bet of at least five dollars qualifies them for Envy Bonus payouts. Players win the Envy Bonus when someone else at the table receives a four of a kind or higher. Fortune Pai Gow Poker is also now available with a progressive jackpot that is triggered when a player receives either five aces or a seven card straight flush.

Royal Match 21®

Royal Match 21 is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the cards are the same suit or a Royal Match (a King and Queen in suit), the player wins. An optional Crown Treasure bonus wager may be made which awards the player if they and the dealer each receive a Royal Match.

Bet the Set “21”™	Bet the Set “21” is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the player’s first two cards are a pair or a suited pair, the player wins.
Fortune Blackjack™	Fortune Blackjack is an optional side bonus bet for blackjack that considers the first two cards the player receives. If the player’s first two cards total 20 or 21, the player wins.
Dragon Bonus®	Dragon Bonus is an optional side bonus bet for baccarat where players win when their selected hand is a natural winner or wins by at least four points.
Streak Shooter™

Streak Shooter is an optional side bonus bet for Craps where players win if the shooter makes at least three points before a seven-out. The more points the shooter makes, the higher the payouts, and if the shooter makes 10 points, the Streak Shooter bet pays the top award and the sequence ends.

Our Electronic Content Delivery Systems.   In addition to offering our customers our live proprietary table games, we have also developed or acquired other technology or platforms to deliver our or others’ proprietary table game content or public domain games. We are developing these platforms to enable the marketing of our table game content into previously unpenetrated international and domestic casino, racino, and other gaming markets. These different platforms are described below:

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

Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content. We acquired this platform as part of our acquisition of certain assets and intellectual property from Sega Gaming Technology, Inc. (“Sega”) in April 2003. In the future, we may develop new gaming products from the other multi-player games acquired from Sega under the Table Master brand name.

Vegas Star™

Vegas Star is a state-of-the-art multi-player table game that combines an animated virtual dealer with up to 16 individual touch screen betting terminals per server. During game play, players sit at individual stations that are linked together giving them the feel of a live table game, and an animated representation of table activity is shown on a 50” plasma screen. The Vegas Star platform is also available in a three-station Nova configuration and in the single-station satellite configuration.

Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content. We acquired this platform as part of our acquisition of Stargames Limited (“Stargames”) in February 2006.

Rapid Table Games

Rapid Table Games combine a dealer and a live game with electronic touch screen betting stations to dramatically increase game frequency and security by automating all aspects of the wagering process on high volume games like Roulette, Baccarat and Craps. Rapid Table Games offer a variety of installation configurations that can accommodate additional player positions as traffic increases including Rapid Satellite™ terminals that enable remote play from other areas of the casino.

Important features of this platform include its ability to incorporate other Shuffle Master-developed products on select games like Baccarat. We acquired this platform as part of our acquisition of Stargames in February 2006.

Casino On Demand™

Casino On Demand is a wireless and mobile gaming solution that enables table gaming content including several of our proprietary titles to be offered on handheld wireless devices. Built on the Sona Wireless Platform developed by Sona Mobile, Inc., Casino On Demand can accommodate a virtually unlimited number of players.

Our Electronic Gaming Machines.   Developed by our Australian subsidiary Stargames, we offer an extensive selection of video slot titles developed for select markets including Australia/New Zealand, Asia and Latin America. Featuring a wide variety of denominations and configurations, our EGM titles include a wide range of bonus round options and can be configured as a network of machines or as stand-alone units. Utilizing SAS 6.01 with support for AFT, all EGM titles are offered in the ergonomic eStar® cabinet and are compatible with a variety of back of house systems.

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

Because they do not utilize a live dealer, our Table Master and Vegas Star electronic table game platforms also enable us to market our proprietary table game content in jurisdictions that only allow slot games, such as racinos (race tracks that also offer slot games). We also market these platforms to casinos who want more cost-effective table game products or who want to offer lower stakes table games.

We typically market our live table games directly to casinos by licensing the games for a monthly fixed fee. In fiscal 2003, we began selling lifetime licenses to some of our live table games including Let It Ride and Three Card Poker. We also license our table games in international jurisdictions.

Competition.   We compete with other gaming and entertainment products and gaming supply companies for space on the casino customer’s floor, as well as for our customer’s capital spending. Some of the larger gaming supply companies with whom we compete with in this regard are IGT, Bally Technologies, Inc., WMS Industries, Inc., and Aristocrat Leisure Limited.

The market for live table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors’ widely known proprietary table game titles include PGIC’s Caribbean Stud® and Texas Hold’em Bonus™, Galaxy Gaming’s Lucky Ladies™ and Masque Publishing’s Spanish 21®.

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

There are also numerous other companies that manufacture and/or sell multi-player games, which are similar to our Table Master and Vegas Star products. These companies include, but are not limited to, Elektroncek (also known as Interblock), Aruze Corporation, Novomatic Group Companies, IGT, PokerTek, Inc. and TableMAX Holdings.

Product Supply.   We obtain most of the parts for our Entertainment Products from outside suppliers, including table game felts, signs, and accessories, as well as components for our side bet systems. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform final assembly ourselves and then warehouse and ship our products from our facilities in Las Vegas. Warehousing, quality control, final assembly and shipping are conducted primarily at our Las Vegas facility, although small inventories are maintained and repairs are performed by our field service employees. Our Table Master units are manufactured by a subcontract manufacturer who also inventories and ships this product. Our Vegas Star, Rapid Table Games and EGMs are generally assembled and shipped from the Stargames premises in Sydney, Australia. Parts and components for these products are sourced from outside suppliers primarily from Asia. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and Development.   Our primary Entertainment Product research and development efforts have involved re-engineering and improving the Table Master, Vegas Star and Rapid Table Game multi-player platforms as well as the EGM platform. This development work involved re-engineering the Table Master cabinet, betting stations and electronics as well as improving video quality and game interface options. Several games are currently available on Table Master including Three Card Poker, Let It Ride Bonus with 3 Card Bonus, Dragon Bonus and Royal Match 21, and we are continually developing software to allow our other proprietary table games to operate on this platform. The Vegas Star product development focused on the development of proprietary game titles including Dragon Bonus, Bet the Set “21” and Casino War along with the redevelopment of other non-proprietary titles such as Roulette and Blackjack. Rapid Table Games have been developing Rapid Baccarat™, including the Dragon Bonus side bet, as well as Rapid Craps™ to add to the current titles of Roulette, Sic Bo and Big Wheel. The EGM product development produced a large range of new titles including a selection of jackpot games for the diverse international market. The cabinet and platform technology for Vegas Star, Rapid Table Games and EGM have undergone a program of continuous improvement to the design and capabilities of the technology.

INTELLECTUAL PROPERTY

We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent, trademark and copyright protection for our technologies. We also acquire and license patents and other intellectual property from third parties. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, delays in using our intellectual property to develop products or the costs of protecting our intellectual property could adversely affect our future results of operations and our financial position.

Patents.   We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, potential product modifications and improvements and to products we do not currently sell. A majority of these technologies are internally developed. Some of our technology is purchased and licensed.

In 2006, we purchased a controlling interest in Stargames Limited of Sydney, Australia. Stargames has a broad range of intellectual property that complements our existing portfolio. In particular, the intellectual property relating to multi-player gaming platforms significantly expands the types of proprietary game systems that are now available to our customers.

We purchased a license from PGIC that allows us to install progressive side bet systems on our table games. We also sold our half interest in two RFID chip patents to the co-owner of the patents, IGT. Most of the patents we own have a life of 20 years from the filing date of the patent application and none of our patents covering current products will expire before 2009. A majority of our patents expire on 2011 or well beyond that date. The patents which expire in 2009 are no longer important to our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued or that the patents we currently hold or have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

Trademarks.   We own numerous United States and international trademark registrations and common law trademarks. Some of the more important marks include: Shuffle Master, Incorporated®, the Shuffle Master 4-square logo™, Shuffle Master Gaming®, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker and design®, Four Card Poker and design®, Crazy 4 Poker®, Fortune Pai Gow Poker®, Royal Match 21®, Casino War®, 6 1/2 Card Poker™, Bad Beat Texas Hold ‘Em™, Bringing More to the Table™, Casino On Demand™, Free Roll™, Big Raise Hold ‘Em®, Ultimate Texas Hold ‘Em™, 6 Card Poker®, Dakota Stud®, Dragon Bonus®, Jack Magic®, Single 21 and design®, Blackjack Press™, Table Master™, ACE®, King®, Deck Mate®, MD1™, MD2®, iDeal™, Bloodhound®, iShoe™, and mCasino™. We also license trademarks from others. We have not only aggressively sought protection of our current trademarks, but have also sought protection for a number of names we plan to use in the future.

Intellectual Property Licenses.   We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or unit basis. As mentioned above, we acquired a paid-up license in the PGIC Progressive Side Bet patents this year. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

In addition, when we license our products to our customers, we also license the right to use our intellectual property to casino customers. We typically earn license royalties on a periodic basis or on a paid-up lifetime basis. We do not license our intellectual property to other gaming equipment suppliers, except occasionally as part of a cross-license arrangement.

We granted a multiple game license to Delta Rangers, Inc. for the play of a number of our proprietary games on internet gaming sites outside of the United States.

Other Intellectual Property.   In addition to patents, we also protect much of our intellectual property with copyrights, trademark registrations, and as trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our proprietary information. Further, costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

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

The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. We customarily reimburse such costs and fees. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “Institutional Investor,” as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. The Nevada Commission has amended its regulations pertaining to Institutional Investors to temporarily allow an Institutional Investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These Institutional Investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

On December 22, 2005, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Entertainment Products—Our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker, Ultimate Texas Hold’em, Fortune Pai Gow Poker, and Royal Match 21 are approved in most jurisdictions in North America, with additional approvals expected throughout fiscal 2007. We intend to submit Black Jack Press, Streak Shooter, and progressive versions Three Card Poker and Fortune Pai Gow Poker to regulatory laboratories for approvals in the first two quarters of fiscal 2007. Similar approvals will be required for any future table games and related equipment.

Our Table Master multi-player video table game unit with blackjack was first submitted for regulatory testing in the third quarter of fiscal 2004 and is currently approved in multiple jurisdictions. Additionally, our Table Master unit with Three Card Poker and Let It Ride Bonus was approved in certain jurisdictions in fiscal 2005. We will continue to submit Table Master with other proprietary games to various regulatory laboratories for testing during fiscal 2007.

Our Vegas Star multi-player video table game unit with Roulette was first submitted for regulatory testing in the fourth quarter of fiscal 2003 and is currently approved in key Australian jurisdictions, tribal North American jurisdictions and Macau. Additional games have included Sic Bo, Dragon Bonus, Blackjack, Bet the Set “21” and a Wide Area Progressive Blackjack. Vegas Star is currently submitted for approval for Gaming Laboratories International, Inc. markets across North America and has a variety of new games under development for all markets.

OTHER BUSINESS INFORMATION

Customer Service.   As part of our strategy to maintain and expand our market position, we have made a commitment to maintain a high level of service to our customers. We have numerous field service centers in the United States and internationally, including our most recently opened service center in Macau. Within our service areas, we provide regular preventative maintenance service and on-demand repair service for our leased equipment, provide service training to our customers, and provide back-up units to our lessees. For casinos that purchase our products, we offer service contracts providing service benefits similar to those of leased units or parts-only warranty contracts.

Research and Development Costs.   Because we believe that one of our strengths is identifying new product opportunities and developing new products, we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses for continuing operations were $13,340, $7,784, and $6,185 in fiscal 2006, 2005, and 2004, respectively.

Significant Customer Sales, Foreign Sales and Foreign Assets.   For the years ended October 31, 2006, 2005 and 2004, sales to customers outside the United States accounted for 45%, 23%, and 23%, respectively, of consolidated revenue. At October 31, 2006, one customer’s balance accounted for 12% of our trade accounts receivable, net. No single customer’s balance exceeded 10% of our investment in sales-type leases and notes receivable. At October 31, 2006, no individual customer accounted for more than 10% of consolidated revenue. As of October 31, 2006, approximately 71.6% of our long-lived assets, primarily acquired intangible assets, were outside the United States. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 14 to our consolidated financial statements.

Seasonality and Business Fluctuations.   Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our product and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Employees.   As of October 31, 2006, we had approximately 550 employees. We are not subject to any collective bargaining agreement and we believe that our employee relations are good.

Stargames.   As discussed in Note 2 to our consolidated financial statements, on February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. We began consolidating Stargames’ operating results as of February 1, 2006. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. The shares purchase was funded by temporary bridge financing and we secured permanent financing in November 2006. For additional information on the financing related to the Stargames acquisition, see Note 7 and Note 16 to our consolidated financial statements.

Stargames is based in Sydney, Australia and develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Its product offerings include Rapid Table Games, Vegas Star multi-terminal gaming machines, and a broad line of traditional video slot machines designed most specifically for the Australian, Asian and Latin American gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette™, Rapid Sic-Bo™ and Rapid Big Wheel™. Vegas Star multi-terminal gaming machines feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. Stargames has approximately 210 employees including 80 in design and development.

Additional information regarding our acquisition of Stargames is included in Note 2 to our consolidated financial statements.

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

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could,” “will”, “feel” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements.

Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•       changes in the level of consumer or commercial acceptance of our existing products and new products as introduced;

•       increased competition from existing and new products for floor space in casinos;

•       continued consolidation of gaming operators which could negatively impact our product pricing;

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

•       tax matters including changes in state, federal, or foreign state tax legislation or assessments by taxing authorities;

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

•       our ability to meet debt service obligations, including our senior convertible notes and our senior secured revolving credit facility, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control;

•       adverse changes in the creditworthiness of parties with whom we have significant receivables;

•       various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations; and

•       our ability to successfully and economically integrate the operations of any acquired companies such as Stargames.

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and current reports on Form 8-K. We urge you to carefully read the following discussion of specific risks and uncertainties that could affect our business. These include, but are not limited to, the following:

Our intellectual property may be infringed, misappropriated or subject to claims of infringement or invalidity.

Our intellectual property rights are protected under a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States. This risk is increased due to our expansion in Australasia through our acquisition of Stargames. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have numerous patents and trademarks, and utilize patent protection in the United States relating to certain existing and proposed processes and products. We cannot assure you that all of our existing patents are valid or will continue to be valid, or that any pending patent applications will be approved. Our competitors have in the past challenged, are currently challenging, and may in the future challenge the validity or enforceability of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We cannot assure you that competitors will not infringe on any of our patents or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.

We also face the risk that we have infringed third parties’ intellectual property rights. We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products.

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making, and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making, and may in the future make, claims of infringement against us or against our licensees or manufacturers in connection with their use of our technology. For information on Legal Proceedings, see Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended October 31, 2006. As discussed in Note 15 to our consolidated financial statements for the fiscal year ended October 31, 2006, we are currently in litigation over various intellectual property matters. Any claims, even those which are without merit, could:

•       be expensive and time consuming to defend;

•       cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•       cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•       require us to redesign, reengineer or rebrand our products;

•       divert management’s attention and resources;

•       require us to pay significant amounts in damages;

•       require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, process or component; or

•       limit our ability to bring new products to the market in the future.

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

Our products are subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which they are used. We will also become subject to regulation in any other jurisdiction where our customers operate in the future. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in gaming operations, including makers of gaming equipment such as ourselves. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a summary of gaming regulations that affect our business, see “Gaming Regulation” in Item 1 of this Annual Report on Form 10-K for the year ended October 31, 2006.

In addition, legislative and regulatory changes may affect demand for our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products, and could foster competitive games or technologies at our or our customers’ expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to slot machines, and substantial changes in those regulations may adversely affect demand for our products. Our business will also suffer if our products became obsolete due to changes in laws or regulations or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease their demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction, or could result in increased taxes on gaming revenues. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. We cannot assure you that changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction would not have a material adverse effect on our existing and proposed foreign and domestic operations.

Litigation may subject us to significant legal expenses and liability.

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights. For information on our current material litigation and our current assessments, see Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended October 31, 2006. As discussed in Note 15 to our consolidated financial statements for the fiscal year ended October 31, 2006, we are currently in litigation over various intellectual property matters. Our current assessment of each matter may change based on future unknown or unexpected events. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an unanticipated adverse result, there could be a material impact on our results of operations or financial position.

Our products currently in development may not achieve commercial success.

We have a number of products in various stages of development. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce and market new products and improvements to our existing products. As a result, we expect, as needed, to continue to make significant investments in product development. Our development of products is dependent on factors such as reaching definitive agreements with third parties and obtaining requisite governmental approvals.

Future technological advances in the gaming products industry may result in the availability of new products or increase the efficiency of existing products. We may not be able to access or finance capital expenditures for new technologies that are more cost-effective or create superior products. We cannot assure you that existing, proposed or as yet undeveloped technologies will not render our technology less profitable or less viable, or that we will have available the financial and other resources to compete effectively against companies possessing such technologies.

While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available. We cannot assure you that these products will prove to be commercially viable, or that we will be able to obtain the various gaming licenses necessary to distribute them to our customers. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success and our ability to satisfy our obligations with respect to our indebtedness, including the notes and the senior secured revolving credit facility. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot assure you that we will be able to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position.

We compete in a single industry, and our business would suffer if our products become obsolete or demand for them decreases.

We derive substantially all of our revenues from the sale, lease, licensing and other financing arrangements of products for the gaming industry. Our business would suffer if the gaming industry, in general, and table games in particular, suffered a downturn or loss in popularity, if our products became obsolete or if use of our products decreased. Our operating lease agreements with our customers are typically month-to-month leases and provide for termination upon 30 days’ prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, and problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological changes and advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition or other factors, it could have a material adverse effect on our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, including the senior notes and the senior secured revolving credit facility.

We operate in a very competitive business environment.

There is intense competition in the gaming products industry, and it is characterized by dynamic customer demand and rapid technological advances. The development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have a negative impact on our business in that market.

In general, we compete with other gaming and entertainment products for space on the casino customer’s floor, as well as for our customers’ capital spending. Some of the larger gaming supply companies with whom we compete with are IGT, Bally Technologies, Inc., WMS Industries, Inc., and Aristocrat Leisure Limited.

In the Utility Products segment, we compete with VendingData Corporation, a United States company that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™ and more recently their single deck shuffler, the Poker One™. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurance that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future. Several companies also manufacture and sell chipper products which are competitive with our recently-introduced Easy Chipper product.

We believe the most successful of these products is the Chipper Champ Plus™, sold by TCS John Huxley.

In our Entertainment Products segment, the market for live table games is characterized by numerous competitors who develop and license proprietary table games. Some of our competitors’ widely known proprietary table game titles include PGIC’s Caribbean Stud® and Texas Hold’em Bonus™, Galaxy Gaming’s Lucky Ladies™ and Masque Publishing’s Spanish 21®. Competition in the table game market is typically based on price, brand recognition, and the strength of underlying intellectual property. There is more competition from smaller developers and vendors in the table games segment because of the lower cost and complexity associated with the development of these products. In the future, table game competitors could market table games that might displace our products.

With our acquisition of Stargames, we have increased our Entertainment product lines to expand our multi-player table games. This product line has significantly more competition than our traditional Utility and Entertainment product offerings. There are numerous other companies that manufacture and/or sell multi-player table games, which are similar to our Table Master, Vegas Star and Rapid Table Games products. These companies include, but are not limited to, Elektroncek (also known as Interblock), Aruze Corporation, PacificNet Inc., Novomatic Group Companies, IGT, PokerTek, Inc. and TableMAX Holdings. Lastly, our Electronic Gaming Machines also compete for casino floor space with gaming suppliers such as IGT and Aristocrat Leisure Limited.

We are working to develop player tracking and data gathering technologies of Table iD, and we believe that several existing gaming companies are working to develop similar competitive technologies. These companies, or others, may own intellectual property that is superior to ours, has priority over ours or prevents us from marketing Table iD without a license arrangement concerning such intellectual property. We cannot assure you that we will be able to compete effectively in this market, or that our competitors will not develop superior technologies or products.

If we do not retain our key personnel and attract and retain other highly skilled employees, our business may suffer.

If we fail to retain, recruit and motivate the necessary personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel and on our key employees. Our employment contracts with our corporate officers and certain other key employees are primarily “at will” employment agreements, under which the employee or we may terminate employment. If any of these persons were to leave our company it could be difficult to replace them, and our business could be harmed. We do not have key-man life insurance.

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

The terrorist attacks of September 11, 2001 and other recent terrorist incidents have had a significant impact on the travel, tourism and gaming industries in which our customers operate. The significant reduction in both business and leisure travel following the September 11th event significantly reduced patronage of or visits to our customers’ properties, particularly in Las Vegas, with the result that many of our customers’ operating results declined significantly. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations. Future acts of terror or hostilities may again reduce our customers’ guests’ willingness to travel, with the result that our customers’ operations will suffer, which could have an impact on our operating results.

Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe and Australasia, accounted for approximately 45% of our consolidated revenue in fiscal 2006. We expect the percentage of our international sales to increase in fiscal 2007 and thereafter due to our acquisition of Stargames in February 2006. Accordingly, our future results could be harmed by a variety of factors, including:

•       changes in foreign currency exchange rates;

•       exchange controls;

•       changes in regulatory requirements;

•       changes in a specific country’s or region’s political or economic conditions;

•       tariffs, other trade protection measures and import or export licensing requirements;

•       potentially negative consequences from changes in tax laws or application of such tax laws;

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

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risk and could subject us to additional compliance costs.

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

Our acquisition of Stargames, and any other future potential acquisitions, may not produce the revenues, earnings or business synergies that we anticipate, and the acquisition of Stargames may not perform as expected for a variety of reasons, including:

•       difficulties in the integration of the operations, financial reporting, technologies, products and personnel, including those caused by national, geographic and cultural differences;

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

Historically, our operating results have been highest in our fourth fiscal quarter ending October 31 and lowest in our first fiscal quarter ending January 31, primarily due to the seasonality of customer capital budgets. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of Sales and Service revenue versus Lease and Royalty revenue. As a result, our operating results and stock price could be volatile, particularly on a quarterly basis.

Our ability to meet debt service obligations is subject to many factors that are beyond our control and may affect future operations.

On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the Old Credit Agreement (as defined below). Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011. Our ability to meet debt service obligations, including our convertible notes and the New Credit Agreement, will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control. Our debt service obligations may:

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit our flexibility in planning for, or reacting to, changes in our business and industry;

•       place us at a competitive disadvantage compared to other less leveraged competitors; and

•       limit our ability to borrow additional funds.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease facilities with approximately 83,000 square feet in Nevada for our corporate headquarters, manufacturing, research and development and field service. In addition, we lease an approximately 11,000 square foot facility in Vienna, Austria and an approximately 32,000 square foot facility in Sydney, Australia.

We also own an approximately 48,000 square foot facility in Sydney, Australia that we use for research and development activities as well as manufacturing.

We have other shuffler research and development and other administration activities located in an approximately 5,000 square foot facility in Minnesota.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities are available in our current locations to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 15 to our consolidated financial statements included in Item 8 of this Annual Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2006.

PART II
(Dollars in thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.   Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of January 12, 2007, we had approximately 260 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of January 12, 2007, we estimate that we have approximately 14,000 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2006 and 2005:

	2006		2005
	High	Low	High	Low
First Quarter	$28.90	$23.88	$32.26	$26.47
Second Quarter	38.35	22.49	33.77	23.78
Third Quarter	40.75	26.62	30.00	25.32
Fourth Quarter	30.53	24.09	29.21	22.77

The closing price of our common stock on January 12, 2007, was $25.99 per share.

Dividend Policy.   We have not paid dividends on our common stock.

Transfer Agent.   Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Securities Authorized for Issuance Under Equity Compensation Plans.   The information under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement is incorporated herein by reference.

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

InMarch 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the “April 2004 Split”). Share and per share amounts have been adjusted for all periods presented herein to reflect the April 2004 Split. In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

Stock Repurchases.   The following table provides monthly detail regarding our share repurchases during the three month period ended October 31, 2006 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Aug 1 – Aug 31	91	$28.35	91	$2,712
Sep 1 – Sep 30	100	$25.46	100	$30,166
Oct 1 – Oct 31	—	$—	—	$30,166
Total	191		191

*                    In September 2006, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. As of October 31, 2006, $30,166 remained outstanding under our board authorizations.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share, ratios, and unit amounts)
Operating Results:
Total revenue	$163,468	$112,860	$84,783	$58,351	$48,677
Cost of revenue	54,656	29,260	19,403	11,599	11,092
Gross margin	108,812	83,600	65,380	46,752	37,585
Selling, general and administrative	51,099	30,559	22,953	15,788	12,890
Research and development	13,340	7,784	6,185	4,183	2,667
Gain on sale of patent	(4,566)	—	—	—	—
In-process research and development	19,145	—	—	—	—
Income from operations	29,794	45,257	36,242	26,781	22,028
Other (expense) income	(6,699)	(657)	(1,600)	256	650
Equity method investment loss	(416)	—	—	—	—
Impairment of investments	(1,655)	(1,000)	—	—	—
Income from continuing operations before tax	21,024	43,600	34,642	27,037	22,678
Provision for income taxes	13,976	14,496	12,125	9,458	7,937
Income from continuing operations	$7,048	$29,104	$22,517	$17,579	$14,741
Earnings per share — continuing operations:
Basic	$0.20	$0.83	$0.63	$0.47	$0.37
Diluted	$0.20	$0.80	$0.60	$0.45	$0.36
Weighted average shares, basic	34,585	34,924	35,955	37,626	39,821
Weighted average shares, diluted	36,052	36,378	37,308	38,661	41,211
Dividends declared	$—	$—	$—	$—	$—
Balance Sheet as of October 31:
Cash, cash equivalents, and investments	$8,917	$34,088	$47,038	$10,425	$19,422
Working capital	$(17,054)	$57,634	$65,671	$25,809	$31,775
Total assets	$306,128	$193,117	$185,292	$59,418	$60,603
Long-term obligations	$164,308	$162,659	$157,648	$250	$1,518
Shareholders’ equity	$34,258	$13,400	$14,729	$47,723	$50,267
Common shares outstanding	34,895	34,527	34,958	37,072	38,871
Current ratio	(0.8)	4.4	6.2	3.3	4.6
Book value per share as of October 31	$0.98	$0.39	$0.42	$1.29	$1.29
Cash Flow Data:
Cash provided by operating activities	$35,771	$34,508	$26,587	$20,630	$18,957
Cash (used) provided by investing activities	$(105,892)	$(6,526)	$(56,540)	$754	$(6,006)
Cash (used) provided by financing activities	$65,923	$(35,027)	$47,859	$(22,314)	$(12,429)
Depreciation and amortization	$18,173	$12,179	$8,042	$8,126	$7,406
Capital expenditures	$(15,676)	$(18,969)	$(7,143)	$(5,584)	$(5,976)
Installed Unit Base by Product:
Shufflers	22,357	18,589	15,289	11,090	9,475
Proprietary Table Games	4,219	3,681	3,233	1,732	1,527
Multi-Terminal Gaming Seats	4,576	510	110	—	—
Electronic Gaming Machine Seats	16,279	—	—	—	—

Earnings per share and weighted average share amounts reflect the effect of the January 2005 Split and the April 2004 Split.

Effective February 1, 2006, we acquired Stargames. Effective May 1, 2004, we acquired Casinos Austria Research & Development GmbH & Co KG and its wholly-owned subsidiaries (“CARD”). Effective February 24, 2004, we acquired certain assets of BET Technology, Inc. (“BTI”). These acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions; see Note 2 to our consolidated financial statements for further detail on our acquisitions.

Installed Unit Base is the sum of product units or seats under lease or license agreements and inception-to-date sold units or seats. We believe that installed units is an important gauge of segment performance because it measures historical market placements of leased and sold units or seats and it provides insight into potential markets for service and next generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units or seats currently in use.

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

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on Roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD (part of our Intelligent Table System™), currently in development with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”).

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star™, Rapid Table Games and wireless Casino On Demand™.

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

Our internet address is www.shufflemaster.com. Through the “Investor Relations” page on our internet website, our Annual Report on Form 10-K, Proxy Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge, as soon as reasonably practical after such information has been filed or furnished to the Securities and Exchange Commission. Additional information regarding Shuffle Up Productions can be accessed at www.shuffleupproductions.com.

Management’s Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements and Risk Factors” elsewhere in this Annual Report.

ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., had substantially completed its acquisition of Stargames, a gaming company that develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets, by purchasing 95% of the outstanding Stargames shares. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares for AU $1.55 per share. Accordingly, the results of Stargames have been included in our consolidated financial statements beginning February 1, 2006.

Stargames product offerings are classified as Entertainment Products and include Rapid Table Games and Vegas Star multi-terminal gaming machines, and a broad line of traditional video slot machines designed for the Australian, Asian and Latin American gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette, Rapid Sic-Bo and Rapid Big Wheel. Vegas Star multi-terminal gaming machines currently feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor.

IGT Agreement.   On April 28, 2006, we entered into an agreement (“April Agreement”) with IGT whereby we assigned, transferred, and conveyed to IGT, our 50% share of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The total royalties to be received by IGT is limited to an amount equal to a net present value of $3,000 utilizing a discount factor of 12% (the “Royalty Amount”). Upon the receipt by IGT of the Royalty Amount, all royalty payments with respect to our 50% share of the ENPAT patents shall resume and be paid to us. The total non-refundable consideration paid to us was $3,000.

On July 31, 2006, we entered into another agreement with IGT whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 ½% of any gross royalties. The transaction has been reflected in the accompanying consolidated statements of income by recording a gain on sale of patent of $4,566.

Sona Mobile.   In January 2006, we entered into a licensing and distribution agreement with Sona Mobile Holdings Corp. (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos and through other legal gaming modes throughout the world. On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between us and Sona dated December 29, 2005. Additionally, as part of our investment in Sona, we received one seat on the Sona Board of Directors and 1,200 warrants to purchase shares of Sona’s common stock at a discount to the grant date fair value. On June 30, 2006, we purchased approximately 1,667 additional shares of Sona’s common stock at the price of $0.60 per share for approximately $1,000. These shares were purchased through a private equity investment along with other accredited investors. As part of the second private equity investment, we also received an additional 833 warrants to purchase shares of Sona’s common stock at prices as specified in the agreement. The investment in Sona is accounted for under the equity method of accounting in accordance with Financial Accounting Standards Board (“FASB”) APB No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock” and is included in Other long-term assets in our consolidated balance sheet as of October 31, 2006. Accordingly, we recognized Equity method investment losses of $416 for the twelve months ended October 31, 2006, which represents our pro rata share of Sona’s net loss for the period.

As of October 31, 2006, we determined that the decline in fair value below the carrying value of our investment in Sona was other than temporary. To evaluate the fair value of our investment in Sona, we used the market price of a share of Sona common stock as of October 31, 2006, multiplied by the number of shares owned. In making that determination, we considered forecasts about Sona’s financial performance and near-term prospects. As a result, we recognized a pre-tax impairment charge totaling $1,655 during the quarter and year ended October 31, 2006.

Progressive Gaming Licenses.   On September 29, 2006, we entered into an agreement whereby we obtained the “last license” rights to utilize an extensive portfolio of jackpot wagering hardware and method patents held by PGIC. Under the terms of the agreement, we have the right to utilize the suite of over forty patents on tables and other games in any form including live tables, electronic single and multi-player units, and wireless wagering devices. Under the agreement, we also acquired the right to sub-license use of the technology. PGIC has further agreed that it will not grant or permit any additional licenses to other manufacturers or suppliers to the technology in the future. In exchange for a fully-paid, royalty-free, fully-transferable world-wide license to the complete patent suite, we paid $3,500 to PGIC during the three months ended October 31, 2006.

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

As a part of the Stargames acquisition, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our Entertainment Products and Utility Products segments. Accordingly, we entered into an agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. The estimated liabilities exceeded assets in the amount of approximately $654. The fair value of PVS’ working capital has been valued at zero in our preliminary purchase price allocation. The results of operations for PVS were included in Discontinued Operations until the disposition was completed in September 2006.

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2006		2005		2004
Revenue
Utility products	$87,095	53.3%	$67,029	59.4%	$45,947	54.2%
Entertainment products	76,135	46.6%	45,539	40.3%	38,705	45.7%
Other	238	0.1%	292	0.3%	131	0.1%
Total revenue	163,468	100.0%	112,860	100.0%	84,783	100.0%
Cost of revenue	54,656	33.4%	29,260	25.9%	19,403	22.9%
Gross margin	108,812	66.6%	83,600	74.1%	65,380	77.1%
Selling, general and administrative	51,099	31.3%	30,559	27.0%	22,953	27.1%
Research and development	13,340	8.2%	7,784	6.9%	6,185	7.3%
Gain on sale of patent	(4,566)	-2.8%	—	0.0%	—	0.0%
In-process research and development	19,145	11.7%	—	0.0%	—	0.0%
Income from operations	29,794	18.2%	45,257	40.2%	36,242	42.7%
Other expense	(6,699)	(4.1%)	(657)	(0.6%)	(1,600)	(1.9%)
Equity method investment loss	(416)	(0.3%)	—	0.0%	—	0.0%
Impairment of investments	(1,655)	(1.0%)	(1,000)	(0.9%)	—	0.0%
Income from continuing operations before tax	21,024	12.8%	43,600	38.7%	34,642	40.8%
Provision for income taxes	13,976	8.5%	14,496	12.8%	12,125	14.3%
Income from continuing operations	7,048	4.3%	29,104	25.9%	22,517	26.5%
Discontinued operations, net of tax	(246)	(0.2%)	76	0.1%	1,627	1.9%
Net income	$6,802	4.1%	$29,180	26.0%	$24,144	28.4%

Our revenue and results of operations are most affected by unit or seat placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. Our results for the year ended October 31, 2006, also include a one-time charge recorded in the three months ended April 30, 2006 related to the acquisition of Stargames of $19,145 for in-process research and development (“IPR&D”). Our margins are also negatively impacted by the amortization of product related intangibles through our acquisition of CARD and Stargames.

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Revenue:
Leases and royalties	$49,551	$48,571	$43,115	2.0%	12.7%
Sales and service	113,679	63,997	41,537	77.6%	54.1%
Other	238	292	131	(18.5%)	122.9%
Total	$163,468	$112,860	$84,783	44.8%	33.1%
Cost of revenue:
Leases and royalties	$11,531	$9,692	$8,206	19.0%	18.1%
Sales and service	43,125	19,568	11,197	120.4%	74.8%
Total	$54,656	$29,260	$19,403	86.8%	50.8%
Gross margin:
Leases and royalties	$38,020	$38,879	$34,909	(2.2%)	11.4%
Sales and service	70,554	44,429	30,340	58.8%	46.4%
Other	238	292	131	(18.5%)	122.9%
Total	$108,812	$83,600	$65,380	30.2%	27.9%
Gross margin percentage:
Leases and royalties	76.7%	80.0%	81.0%
Sales and service	62.1%	69.4%	73.0%
Total	66.6%	74.1%	77.1%

We earn our revenue in several ways, including leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts. Product lease contracts typically include parts and service. We also offer a majority of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading “Critical Accounting Policies.”

Our overall revenue growth was due to increases in both leased and sold units installed base in both our product segments. The increase in the number of units leased and sold resulted from the introduction of new products, greater placements of existing products, acquisitions of products, and the expansion of legal gaming into new jurisdictions. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Fiscal 2006 compared to Fiscal 2005

Overall, total revenue increased for the year ended October 31, 2006 as compared to the prior year period. Consolidated revenue for the year was $163,468 as compared to $112,860 in the prior year. The increase was a result of strong performance in both operating segments as well as our lease and royalties and sales and service business models. We experienced strong results in our sold units installed base within our Utility segment. Our Entertainment segment was favorably impacted by organic growth as well as our acquisition of Stargames effective February 1, 2006. The increase in the number of units sold resulted from greater placements of our products, acquisitions of products, market growth and the expansion of operations both domestically and internationally. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the year ended October 31, 2006. However, as a percentage of revenue, our gross margin percentage decreased 7.5% for the year ended October 31, 2006 as compared to the same prior year period. The decline in our gross margin percentages are attributed to a shift in product mix year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our Entertainment Products segment. Additionally, amortization of Stargames product related intangibles of $1,545 is included in cost of sales and service in our consolidated statements of income for the year ended October 31, 2006 compared to $0 for the same prior year period. Our sales of Easy Chipper® and Table Master, which are higher cost products, have also increased year-over-year and have unfavorably impacted our overall margin. Additionally, we had fewer lifetime license sales than in the prior period which resulted in an unfavorable impact on gross margin dollars.

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

Overall gross margin dollars increased for the year ended October 31, 2005. However, as a percentage of revenue, our gross margin percentage decreased 3.0% for the year ended October 31, 2005 compared to the same prior year period. The decrease in gross margin percentage year over year is primarily attributed to increased sales of our Table Master and Easy Chipper products which carry slightly lower margins. Additionally, intellectual property amortization expense associated with products related to our CARD and other acquisitions is recorded as cost of sales which reduces our gross margin percentage. Amortization expense related to these products was $4,090 and $1,832 for the years ended October 31, 2005 and 2004, respectively, which resulted in a 3.6% and 2.2% decrease in gross margin percentage for the years ended October 31, 2005 and 2004, respectively.

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Selling, general and administrative	$51,099	$30,559	$22,953	67.2%	33.1%
Percentage of revenue	31.3%	27.0%	27.1%
Research and development	$13,340	$7,784	$6,185	71.4%	25.9%
Percentage of revenue	8.2%	6.9%	7.3%
In-process research and development	19,145	—	—	100.0%	0.0%
Percentage of revenue	11.7%	0.0%	0.0%
Total operating expenses	$83,584	$38,343	$29,138	118.0%	31.6%
Percentage of revenue	51.2%	33.9%	34.4%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased at a higher rate than our revenues during the year ended October 31, 2006. For fiscal 2006 compared to fiscal 2005, the dollar increase primarily reflects the following factors:

•       The acquisition of Stargames as of February 1, 2006. SG&A related to Stargames was $10,520 for the year ended October 31, 2006 compared to $0 in the same prior year period. Included in SG&A for the year ended October 31, 2006 is $743 of intangible amortization related to customer relationships.

•       SG&A was also negatively impacted for the year ended October 31, 2006 by additional professional fees related to the delayed filing of our Form 10-K for fiscal year 2005 of approximately $800.

•       Corporate legal fees were $4,746 and $3,825 for the years ended October 31, 2006 and 2005, respectively. The legal fees in the prior year were favorably impacted by the $800 legal settlement related to the VendingData I litigation and a $1,471 reimbursement of certain legal fees pursuant to the terms of the patent purchase agreement with IGT. Current period legal fees relate predominately to the MP Games I and II litigation (See Note 15 to our consolidated financial statements). We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•       Share-based compensation expense under SFAS 123R allocated to SG&A was $5,108, including $1,997 of amortization of restricted stock compensation, for the year ended October 31, 2006, compared to $759, in the same prior year period.

•       Payroll and related expenses, excluding Stargames, increased approximately $3,300, or 14.5%, from fiscal 2005, primarily due to an increase in the number of employees in order to support the growth of our business.

•  Favorable collections efforts, primarily at Stargames, resulted in a credit of ($537) in the provision for bad debts for the year ended October 31, 2006 compared to $229 for the same prior year period.

Excluding the impact of the costs associated with the expensing of share-based compensation and our additional professional fees related to the delayed filing of our Form 10-K for fiscal 2005, SG&A as a percentage of revenue for the year ended October 31, 2006 and 2005 was 27.6% and 26.4%, respectively.

On April 28, 2006, we entered into the April Agreement with IGT whereby we assigned, transferred, and conveyed to IGT, our 50% share of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The total royalties to be received by IGT is limited to an amount equal to a net present value of $3,000 utilizing a discount factor of 12% (the “Royalty Amount”). Upon the receipt by IGT of the Royalty Amount, all royalty payments with respect to our 50% share of the ENPAT patents shall resume and be paid to us. The total non-refundable consideration paid to us was $3,000.

On July 31, 2006, we entered into a second agreement with IGT whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 ½% of any gross royalties. The transaction has been reflected in the accompanying consolidated statements of income by recording a gain on sale of patent of $4,566.

Research and Development Expenses (“R&D”).   Our R&D in all periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For fiscal 2006, R&D increased primarily due to the acquisition of Stargames. R&D expense related to Stargames for the year ended October 31, 2006 was $5,359 compared to $0 for the same prior year period. Additionally, share-based compensation expense allocated to R&D under SFAS 123R was $302 for the year ended October 31, 2006 compared to $0 for the same prior year period.

R&D includes amortization of our patents for products still under development. Amortization for the year ended October 31, 2006 included amortization of our 50% ownership interest in the ENPAT patents. Our R&D costs will be favorably impacted in the future by the sale of our remaining 50% ownership interest in the ENPAT patents to IGT on July 31, 2006. See Note 2 to our consolidated financial statements.

As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”), the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed during the three months ended April 30, 2006.

A project-by-project valuation using the guidance in FASB Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”) and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by us with the assistance of a valuation specialist to determine the fair value of research and development projects of Stargames.

IPR&D is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product and has no alternative future uses. The fair value was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project’s stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition. The expensing of IPR&D through purchase accounting allows for the expensing of certain R&D efforts at the acquisition date consistent with the expensing of R&D efforts as they are incurred for in-house development efforts. This charge is preliminary pending completion of our final purchase price allocation which will be finalized within one year from the date of acquisition. Any adjustments to this charge will be adjusted to the income statement caption IPR&D when finalized.

OTHER EXPENSE

Other income (expense) is comprised of the following for the years ended October 31:

	2006	2005	2004
Interest income	$1,998	$2,336	$888
Interest expense	(8,374)	(3,263)	(1,497)
Foreign currency gain (loss)	(414)	215	(992)
Other	91	55	1
	$(6,699)	$(657)	$(1,600)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the temporary bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of October 31, 2006. For the year ended October 31, 2006, interest income related to our investment in sales type leases and notes receivable was $1,229 as compared to $948 for the same prior year period.

Interest expense is primarily related to the $150,000 of contingent convertible senior notes due in April 2024 and the temporary bridge financing which matured in November 2006. A more detailed discussion is included below under the heading “Liquidity and Capital Resources.”

Prior to the completion of our CARD acquisition in fiscal 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703.

Such contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the year ended October 31, 2004. As of October 31, 2006 and 2005, we had no outstanding foreign exchange contracts.

INCOME TAXES

Our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2006	2005	2004
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
In-process research and development	31.9%	0.0%	0.0%
Foreign dividend inclusion	8.8%	0.0%	0.0%
Other permanent differences	(5.3%)	(1.9%)	(1.4%)
State income taxes, net of federal benefit	2.3%	2.1%	2.0%
Tax credits	(7.5%)	(1.8%)	(1.4%)
Effect from foreign tax rate differences	0.4%	0.7%	0.9%
Other	0.9%	(0.8%)	(0.1%)
Effective tax rate	66.5%	33.3%	35.0%

Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the year ended October 31, 2006 would have been 34.8%.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions. We estimate that our fiscal 2007 annual effective tax rate will be approximately 35.0%.

We have not provided U.S. Federal income tax on $4,258 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

In October 2006, our wholly-owned subsidiary, Shuffle Master Management - Service GmbH, the  parent entity to CARD, transferred $8,000 to Shuffle Master, Inc. in the form of a dividend. This dividend is subject to United States tax based upon earnings and profits of Shuffle Master Management - Service GMBH. This dividend resulted in $733 of net additional income taxes which is comprised of additional United States tax of approximately $1,855 and a corresponding foreign tax credit benefit of $1,122.

During each of the years ended October 31, 2006, 2005 and 2004, we recorded income tax benefits of $3,908, $5,287 and $5,388, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes. Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year. Additional information regarding income taxes is included in Note 13 to our consolidated financial statements.

EARNINGS PER SHARE

	Year Ended October 31,
	2006	2005	2004
Income from continuing operations	$7,048	$29,104	$22,517
Basic earnings per share, continuing operations	$0.20	$0.83	$0.63
Diluted earnings per share, continuing operations	$0.20	$0.80	$0.60
Weighted average shares data:
Basic	34,585	34,924	35,955
Dilutive impact of stock options and restricted stock	1,176	1,343	1,353
Dilutive effect of contingent convertible notes	291	111	—
Diluted	36,052	36,378	37,308
Outstanding shares data:
Shares outstanding, beginning of year	34,527	34,958	37,072
Options exercised	697	851	1,445
Shares repurchased	(317)	(1,473)	(4,797)
CARD acquisition	—	—	1,151
Other	(12)	191	87
Shares outstanding, end of year	34,895	34,527	34,958

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

We account for the $150,000 of contingent convertible senior notes due 2024 (the “Notes”) in accordance with FASB Emerging Issues Task Force No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-8 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the year ended October 31, 2005, no restatement of prior periods was required. For certain quarters during the years ended October 31, 2006 and 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except per unit amounts)

SEGMENT OVERVIEW

We have two reportable segments which are classified as continuing operations, Utility Products and Entertainment Products. Utility Products include our shufflers, chip sorting machines and ITS™ product lines. Entertainment Products include our Proprietary Table Games, electronic multi-terminal gaming products, electronic gaming machines, and Shuffle Up Productions. Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of October 31, 2006, our shuffler installed base totaled 22,357 units, a 20.3% increase from 18,589 as of October 31, 2005. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette. During May 2005, we announced our first Easy Chipper orders, the first release of a new product developed by CARD since the acquisition. During the year ended October 31, 2006, we sold 233 Easy Chipper units, and placed 5 Easy Chipper units on lease. For fiscal 2006, total revenue contribution from the Easy Chipper was approximately $4,859 as compared to $2,600 for the same prior year period.

Our Table iD product remains in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. As of October 31, 2006, our proprietary table game installed base totaled 4,219 games, a 14.6% increase from 3,681 games as of October 31, 2005. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

As discussed above, our multi-terminal gaming products consist of Table Master, and the Vegas Star and Rapid Table Games products which we acquired through our acquisition of Stargames effective February 1, 2006. These multi-terminal gaming products allow us to expand the distribution of our proprietary table game portfolio. Some of our multi-terminal gaming products enable us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets. Our growth strategy for the multi-terminal gaming products is to position these products as a more cost-effective way to offer lower stakes table games to our casino customers.

Table Master is a fixed five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, the initial placement consists of 54 units or 270 seats of our Table Master electronic table game platform. The Table Master units will feature a diverse mix of blackjack and poker-based proprietary table game content, including Royal Match 21 Blackjack, Three Card Poker, Let It Ride Bonus with 3 Card Bonus and Dragon Bonus Baccarat.

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

The Rapid Table Games product line combines a live dealer with multi-terminal electronic wagering for popular games like Roulette and Sic-Bo. With over 85% of its installed base currently installed in Australia and Asia, the Rapid Table Games product line focuses on combining popular high-volume gaming content with unparalleled game play, operator usability, systems integration and technical support. Rapid Roulette, the product line’s signature offering, currently has the leading Australian market share and accounts for over 90% of the automated Roulette multi-player products currently in use.

Through the acquisition of Stargames, we also acquired a broad line of traditional video slot machines designed more specifically for the Australian and Asian gaming markets where over 90% of the installed base is located. The Electronic Gaming Machines (“EGMs”) feature a variety of game selections including licensed content provided by WMS Industries. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and Installed Unit Base. Installed Unit Base is the sum of product units or seats under lease or license agreements and inception-to-date sold units or seats. As discussed above, we have combined the presentation of our Table Master, Rapid Table Games and Vegas Star products as multi-terminal gaming seats. Due to their modular design, both the Rapid Table Games and Vegas Star products are best analyzed based upon number of seats sold or leased. As our Table Master is a fixed five seat station, we have converted units into five seats rather than one unit. We believe that Installed Base is an important gauge of segment performance because it measures historical market placements of leased and sold seats and it provides insight into potential markets for service and next-generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units or seats currently in active use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$24,048	$23,721	$327	1.4%
Sales — Shuffler	50,474	34,868	15,606	44.8%
Sales — Chipper	5,559	2,930	2,629	89.7%
Service and other	7,014	5,510	1,504	27.3%
Total sales and service	63,047	43,308	19,739	45.6%
Total Utility Products segment revenue	$87,095	$67,029	$20,066	29.9%
Utility Products segment operating income	$44,449	$32,595	$11,854	36.4%
Utility Products segment operating margin	51.0%	48.6%
Shufflers installed base (end of year)
Lease units	4,717	4,809	(92)	(1.9%)
Sold units, inception-to-date
Beginning of year	13,780	11,151	2,629	23.6%
Sold during year	4,307	3,062	1,245	40.7%
Less trade-ins and exchanges	(447)	(433)	(14)	3.2%
Subtotal	17,640	13,780	3,860	28.0%
Total installed base	22,357	18,589	3,768	20.3%
Chipper installed base (end of year)
Lease units	15	10	5	50.0%
Sold units, inception-to-date
Beginning of year	122	—	122	100.0%
Sold during year	233	122	111	91.0%
Subtotal	355	122	233	191.0%
Total installed base	370	132	238	180.3%

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper product line.

For the year ended October 31, 2006, Utility Products segment revenue increased 29.9%, compared to the prior year, primarily due to a 45.6% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased by 1.4% as compared to the prior year.

The slight increase in Utility Products lease revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•       A net decrease of 92 shuffler units on lease from 4,809 to 4,717, a 1.9% decrease.

•       A shift in product mix from lower average lease price models to higher average lease price models. Placements in the current period were predominately our third generation shuffler products, including the Deck Mate®, one2six™ and MD2® shufflers. Net shuffler lease additions include the conversion of 1,122 leased units to sold units in the current period and 1,105 leased units to sold units in the prior year period. Shuffler conversions for the current and prior year periods were comprised primarily of second generation ACE® shufflers, in anticipation of introducing the next generation specialty table game shuffler, the iDeal™, and Deck Mate.

•       The decrease in leased units was partially offset by a slight increase in average monthly lease price from $419 to $422. The increase was predominately attributable to increased lease pricing for the MD2, DeckMate and one2six.

The increase in Utility Products sales and service revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•       An increase of 1,245 shuffler units sold from 3,062 to 4,307, a 40.7% increase.

•       The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 1,188, 1,154 and 1,097, respectively, in the current period compared to 784, 775 and 423, respectively, in the prior year.

•       Fiscal 2006 included a greater percentage of sales of our higher-priced models, including the one2six and MD2 shufflers, resulting in a 3.0% increase in the average shuffler sales price per unit from approximately $11,380 to approximately $11,720.

•       An increase in Easy Chipper units sold, from 122 to 233. Chipper sale revenue of $5,559 includes $784 attributable to our legacy chipper product acquired from CARD. The 27 sold units from this product are excluded from the chipper units sold table above. For the year ended October 31, 2006, Easy Chipper sales revenue was approximately $4,775 as compared to $2,600 in the same prior year period.

Utility Products segment operating income for the year ended October 31, 2006, increased 36.4%, compared to the same prior year period, and operating segment margin increased from 48.6% to 51.0%, primarily due to greater sales volume of our shuffler business and increased sales of the Easy Chipper product. Gross margin includes amortization expense associated with the one2six shuffler and Easy Chipper of $3,534 for the year ended October 31, 2006, compared to $2,799 for the same prior year period.

Fiscal 2005 compared to Fiscal 2004

	Year Ended October 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Utility Products segment revenue
Lease	$23,721	$19,415	$4,306	22.2%
Sales — Shuffler	34,868	22,860	12,008	52.5%
Sales — Chipper	2,930	260	2,670	1,026.9%
Service and other	5,510	3,412	2,098	61.5%
Total sales and service	43,308	26,532	16,776	63.2%
Total Utility Products segment revenue	$67,029	$45,947	$21,082	45.9%
Utility Products segment operating income	$32,595	$21,361	$11,234	52.6%
Utility Products segment operating margin	48.6%	46.5%
Shufflers installed base (end of year)
Lease units	4,809	4,138	671	16.2%
Sold units, inception-to-date
Beginning of year	11,151	9,108	2,043	22.4%
Sold during year	3,062	2,165	897	41.4%
Less trade-ins and exchanges	(433)	(122)	(311)	254.9%
Subtotal	13,780	11,151	2,629	23.6%
Total installed base	18,589	15,289	3,300	21.6%
Chipper installed base (end of year)
Lease units	10	—	10	100.0%
Sold units, inception-to-date
Beginning of year	—	—	—	100.0%
Sold during year	122	—	122	100.0%
Subtotal	122	—	122	100.0%
Total installed base	132	—	132	100.0%

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

•       Contributing to the increases during fiscal 2005 is the sale of 122 units of our Easy Chipper, which contributed approximately $2,600 in sales revenue.

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

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases — Table games	$23,858	$24,119	$(261)	(1.1%)
Royalties and leases — Multi-Terminal Gaming Products	1,616	650	966	148.6%
Royalties and leases — Electronic Gaming Machines	—	—	—	0.0%
Other	29	81	(52)	(64.2%)
Total royalties and leases	25,503	24,850	653	2.6%
Sales — Table games	14,083	15,503	(1,420)	(9.2%)
Sales — Multi-Terminal Gaming Products	14,791	4,990	9,801	196.4%
Sales — Electronic Gaming Machines	13,687	—	13,687	100.0%
Service and other	8,071	196	7,875	4,017.9%
Total sales and service revenue	50,632	20,689	29,943	144.7%
Total Entertainment Products segment revenue	$76,135	$45,539	$30,596	67.2%
Entertainment Products segment operating income	$17,648	$33,529	$(15,881)	(47.4%)
Entertainment Products segment operating margin	23.2%	73.6%
Table games installed base (end of year)
Royalty units	2,986	2,913	73	2.5%
Sold units, inception-to-date
Beginning of year	768	365	403	110.4%
Sold during year	465	403	62	15.4%
Subtotal	1,233	768	465	60.5%
Total installed base	4,219	3,681	538	14.6%
Multi-Terminal Gaming Products installed base (end of year)
Lease seats	424	200	224	112.0%
Sold seats, inception-to-date
Beginning of year	310	75	235	313.3%
Sold during year	811	235	576	245.1%
Stargames acquired base	3,031	—	3,031	100.0%
Subtotal	4,152	310	3,842	1,239.4%
Total installed base	4,576	510	4,066	797.3%
Electronic Gaming Machines installed base (end of year)
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of year	—	—	—	0.0%
Sold during year	1,607	—	1,607	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
Subtotal	16,279	—	16,279	100.0%
Total installed base	16,279	—	16,279	100.0%

For the year ended October 31, 2006, Entertainment Products segment revenue increased 67.2%, compared to the same prior year period primarily due to a $33,162 contribution from the Stargames product line. These increases were partially offset by decreases in lifetime license sale revenue.

The increase in Entertainment Products royalty and lease revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•       A net increase of 73 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Royal Match 21, Bet the Set “21” ™, Dragon Bonus® and Ultimate Texas Hold’em™. These side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price from $951 to $669. The table game royalty unit increases were offset by the conversion of 434 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Fortune Pai Gow Poker which currently yields higher average monthly lease prices than our more recent game introductions. These conversions are consistent with our replacement sales strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 393 royalty units and consisted primarily of Three Card Poker and Let It Ride.

•       A net increase in multi-terminal gaming products of 224 seats on lease.

As discussed above, the increase in Entertainment Products sales and service revenue for the year ended October 31, 2006, compared to the same prior year period is primarily attributed to the Stargames product line contribution. Other contributions include:

•       Additions of Table Master, Rapid Table Games and Vegas Star seats of 576.

•       Additions of EGM seats of 1,607.

•       An increase in lifetime license sales of 62 units. Offsetting this increase in units is a reduction in the average sales price per unit. The average sales price per unit decreased from approximately $38,500 to approximately $30,300 as we sold more side bet lifetime licenses than premium game lifetime licenses.

•       An increase in service and other revenue which predominately relates to EGM conversion kits and other EGM parts of $7,875.

Entertainment Products segment operating income for the year ended October 31, 2006 decreased $15,881 or 47.4% and operating margin for the year ended October 31, 2006 decreased to 23.2% from 73.6% for the same prior year period. The decrease in segment operating income as well as segment operating margin was predominantly caused by the one-time IPR&D charge recognized during the three months ended April 30, 2006 related to the acquisition of Stargames. Entertainment Products segment operating margin, excluding IPR&D, for the year ended October 31, 2006, decreased to 48.3% from 73.6%. Entertainment Product margins were negatively impacted by amortization expense of $1,545 and a book to physical inventory adjustment of $1,300 related to Stargames for the year ended October 31, 2006. No comparable expenses were incurred for the year ended October 31, 2005. Additionally, the products contributed by Stargames have a lower operating margin than our traditional Entertainment Products. Shuffle Up’s operating results were not material to fiscal 2006.

Fiscal 2005 compared to Fiscal 2004

	Year Ended October 31,		Increase	Percentage
	2005	2004	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases — Table games	$24,119	$23,531	$588	2.5%
Royalties and leases — Multi-Terminal Gaming Products	650	123	527	428.5%
Royalties and leases — Electronic Gaming Machines	—	—	—	100.0%
Other	81	46	35	76.1%
Total royalties and leases	24,850	23,700	1,150	4.9%
Sales — Table games	15,503	14,103	1,400	9.9%
Sales — Multi-Terminal Gaming Products	4,990	647	4,343	671.3%
Sales — Electronic Gaming Machines	—	—	—	100.0%
Service and other	196	255	(59)	(23.1%)
Total sales and service revenue	20,689	15,005	5,684	37.9%
Total Entertainment Products segment revenue	$45,539	$38,705	$6,834	17.7%
Entertainment Products segment operating income	$33,529	$29,586	$3,943	13.3%
Entertainment Products segment operating margin	73.6%	76.4%
Table games installed base (end of year)
Royalty units	2,913	2,868	45	1.6%
Sold units, inception-to-date
Beginning of year	365	72	293	406.9%
Sold during year	403	293	110	37.5%
Subtotal	768	365	403	110.4%
Total installed base	3,681	3,233	448	13.9%
Multi-Terminal Gaming Products installed base (end of year)
Lease seats	200	25	175	700.0%
Sold seats, inception-to-date
Beginning of year	75	30	45	150.0%
Sold during year	235	45	190	422.2%
Subtotal	310	75	235	313.3%
Total installed base	510	100	410	410.0%

Entertainment Products segment revenue was derived substantially from our proprietary table game products, including Table Master. Total revenue contribution from Table Master was approximately $4,900. During fiscal year 2005, we launched Shuffle Up and held our first Three Card Poker National Championship® tournament. Shuffle Up’s operating results were not material to fiscal 2005. Effective June 29, 2005, we acquired Bet the Set “21” side bet table game from Magnum Gaming, Inc. The acquired installed base of the Bet the Set “21” side bet table game was 205 units as of the acquisition date and was 184 units as of October 31, 2005. Effective August 1, 2005, we purchased certain assets from Spur Gaming Systems and as a result we own the underlying patents and trademarks for five additional proprietary games including Jackpot Pai Gow Poker® and Progressive Jackpot Pai Gow Poker. The acquired installed base of games was 53 units as of the acquisition date and 51 units as of October 31, 2005.

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

•       The increase in net table game lease additions comprised primarily of unit increases in Four Card Poker, Dragon Bonus, Fortune Pai Gow Poker, and our recently acquired games, including Bet the Set “21”, Jackpot Pai Gow Poker and Progressive Jackpot Pai Gow Poker. The table game royalty unit increases were offset by the conversion of 393 royalty units to lifetime license sales, consisting primarily of Let It Ride and Three Card Poker which both currently yield higher average monthly royalty rates than our more recent game introductions. Prior year conversions totaled 212 royalty units and consisted primarily of Let It Ride and Three Card Poker.

•       Net lease additions of our Table Master products of 175 seats for fiscal 2005, compared to 15 seats in fiscal 2004.

The increase in Entertainment Products sales and service revenue for the year ended October 31, 2005, compared to the prior year is primarily attributed to:

•       403 lifetime license sales during fiscal 2005, compared to 293 lifetime license sales in fiscal 2004.

•       Additional sales of our Table Master products which totaled 235 seats in fiscal 2005 compared to 45 seats in fiscal 2004.

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

LIQUIDITY

Working Capital.   The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Cash, cash equivalents, and investments	$8,917	$34,088	$(25,171)	(73.8%)
Working capital	$(17,054)	$57,634	$(74,688)	(129.6%)
Current ratio	(0.8)	4.4	(3.6)	(81.8%)

As of October 31, 2006, the Bridge Loan was due to mature November 30, 2006; accordingly it has been classified in current liabilities. This current maturity results in negative working capital. On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility. We drew $71,180 on the facility, which was used to repay in its entirety the existing Credit Agreement, dated as of January 25, 2006.

Excluding the short-term bridge financing of $70,000, the current ratio was approximately 2.4 as of October 31, 2006.

Cash Flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income from continuing operations	$7,048	$29,104	$(22,056)	(75.8%	)
Non-cash items	38,488	13,028	25,460	195.4%
Income tax related items	(2,615)	9,614	(12,229)	(127.2%	)
Loss on investments and disposal of assets	1,655	1,066	589	55.3%
Investment in sales-type leases & notes receivable	(2,459)	(7,942)	5,483	(69.0%	)
Other changes in operating assets and liabilities	(6,100)	(10,438)	4,338	(41.6%	)
Discontinued operations, net of tax	(246)	76	(322)	(423.7%	)
Cash flow provided by operating activities	$35,771	$34,508	$1,263	3.7%

•       Net income for the year ended October 31, 2006, includes the before-tax impairment write-down of $1,655 related to an equity method investment.

•       Non-cash items are comprised of IPR&D, gain on sale of patent, depreciation and amortization, share-based compensation expense, provision for bad debts, equity method investment loss, and provision for inventory obsolescence. The increase in non-cash items for the year ended October 31, 2006, is substantially due to a charge for IPR&D related to the Stargames acquisition of $19,145 and share-based compensation of $5,512 for the year ended October 31, 2006, compared to $759 in the same prior year period. Additionally, amortization of intangible assets was $9,045 and $5,954 for the years ended October 31, 2006 and 2005, respectively.

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

•       Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities including the impact of changes related to the acquisition of Stargames.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net maturities of investments	$16,797	$5,483	$11,314	206.3%
Capital expenditures	(15,676)	(18,969)	3,293	(17.4%	)
Business acquisitions, net of cash acquired	(116,358)	(228)	(116,130)	50,934.2%
Proceeds from sale of leased assets	1,845	1,632	213	13.1%
Net proceeds from sale of intangibles	7,500	9,039	(1,539)	(17.0%	)
Other	—	(3,483)	3,483	(100.0%	)
Cash flow used by investing activities	$(105,892)	$(6,526)	$(99,366)	1,522.6%

•       Net maturities of investments consist primarily of a $4,000 equity method investment related to Sona and the net proceeds from the sale and maturities of investments of $20,798.

•       Purchase price and direct acquisition costs associated with the acquisition of Stargames in February 2006.

•       Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

•       During the year ended October 31, 2005, we posted a security deposit of $3,000 related to a preliminary injunction that we were granted by a judicial court.

•       Proceeds from the sale of the ENPAT Patents of $7,500.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$(8,665)	$(38,643)	$29,978	(77.6%	)
Proceeds from stock option exercises, net	7,874	6,512	1,362	20.9%
Proceeds from bridge financing, net of issue costs	114,446	—	114,446	100.0%
Proceeds from other borrowings	4,153	—	4,153	100.0%
Excess tax benefit from stock option exercises	3,682	—	3,682	100.0%
Payments on bridge financing	(45,000)	—	(45,000)	100.0%
Payment of notes payable and other liabilities	(10,567)	(2,896)	(7,671)	264.9%
Cash flow provided (used) by financing activities	$65,923	$(35,027)	$100,950	(288.2%	)

•       During the year ended October 31, 2006, we repurchased 317 shares of our common stock at an average cost of $27.39 per share, compared to 1,473 shares of our common stock at an average cost of $26.24 per share for the same prior year period.

•       Our employees and directors exercised 697 options during fiscal 2006, at an average exercise price of $11.30 per share, compared to 851 options during the comparable prior year period at an average exercise price of $7.28 per share.

•       We received $114,446 proceeds, net of debt issuance costs, from the Bridge Loan used for the Stargames acquisition.

•       With the adoption of SFAS 123R the benefit of tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows rather than operating cash inflows.

•       During the year ended October 31, 2006, we paid $45,000 on the Bridge Loan and made installment payments of $2,609 for the ENPAT note payable and $1,726 for BTI liabilities.

See discussion under “Item 7. Long-Term Liabilities” for information related to our Bridge Loan and our $100,000 senior secured revolving credit facility.

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

Bridge loan.   On January 25, 2006, we entered into a credit agreement (the “Old Credit Agreement”), which has now been paid off, with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager, pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Old Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use our commercially reasonable efforts to secure the loan extended under the Old Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Old Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent. On September 29, 2006, we entered into Amendment No. 3 (“Amendment No. 3”) to the Old Credit Agreement. Amendment No. 3 extended the maturity date for the Bridge Loan to October 31, 2006. On October 31, 2006, we entered into Amendment No. 4 (“Amendment No. 4”) to the Old Credit Agreement. Amendment No. 4 extended the maturity date for the Bridge Loan to November 30, 2006.

As of October 31, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Old Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Old Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006. The principal balance on the Bridge Loan as of October 31, 2006 was $70,000.

On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the Old Credit Agreement. Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

The interest rate under the New Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The obligations under the revolving credit facility are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after November 30, 2006, if any. The New Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Permitted acquisitions;

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers;

•       Total Leverage Ratio

•       Interest Expense Coverage ratio; and

•       Agreements to restrict dividends and other payments from subsidiaries.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $1,511 and $961 for the year ended October 31, 2006 and 2005, respectively. Unamortized debt issuance costs of $2,369 and $3,328 as of October 31, 2006 and 2005, respectively, are included in Other long term assets on the consolidated balance sheets.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of October 31, 2006 were AU $5,000 or US $3,872 at a weighted average interest rate of 6.45%. The banking facilities are comprised of two main components: a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

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

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2006 and 2005 was $4,441 and $6,167, respectively.

ENPAT note payable.   In December 2004, we purchased two Radio Frequency Identification (“RFID”) technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007.  The balance as of October 31, 2006 and 2005, of $5,823 and $8,518, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $265 and $352, respectively. Principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2006 and 2005, was $526 and $549, respectively.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of October 31, 2006 and 2005, was $329 and $318, respectively.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, and considering the $100,000 senior secured revolving credit facility entered into on November 30, 2006, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for the foreseeable future. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

We have not provided U.S. Federal income tax on $4,258 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States.  Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

InMarch 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the “April 2004 Split”). In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

Share and per share amounts have been adjusted for all periods presented herein to reflect both the January 2005 Split and the April 2004 Split.

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the year ended October 31, 2006, we repurchased 317 shares of our common stock for a total cost of $8,665 at an average price of $27.39 per share. Under our board authorizations, during the years ended October 31, 2005 and 2004, we repurchased 1,473 and 1,991 shares of our outstanding stock at total costs of $38,643 and $42,524, respectively. We cancel shares that we repurchase. In addition, in April 2004, our board of directors authorized and we repurchased, in private transactions, an additional 2,806 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes.

On September 5, 2006, our board of directors voted a new authorization to repurchase shares of our common stock by an additional $30,000. As of October 31, 2006, $30,166 remained outstanding under our board authorizations.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principal payments on our long term obligations, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations.   The following table summarizes our material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term obligations:
Contingent convertible notes	$150,000	$—	$150,000	$—	$—
Interest on convertible notes	4,688	1,875	2,813	—	—
Bridge Loan	70,000	70,000	—	—	—
BTI acquisition contingent consideration	4,441	—	—	—	4,441
Stargames credit facility	3,872	3,872	—	—	—
VIP note payable	329	132	132	65	—
ENPAT note payable, including imputed interest	6,000	3,000	3,000	—	—
Magnum Gaming	526	—	—	—	526
Other	1,057	119	363	303	272
Purchase commitments	14,703	14,703	—	—	—
Operating leases	3,914	1,360	1,726	589	239
Total	$259,530	$95,061	$158,034	$957	$5,478

Our contingent convertible notes may be called on April 15, 2009 as discussed in Note 7 to our consolidated financial statements. As such, the table above does not reflect interest related to the Notes of $28,047 which amount would be paid if the Notes are outstanding to the maturity in April 2024.

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2006, our significant inventory purchase commitments totaled $14,703.

Operating leases.   Amounts payable under operating lease agreements relate primarily to our Las Vegas headquarters, Stargames facilities and other field service facilities.

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use our commercially reasonable efforts to secure the loan extended under the Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent. On September 29, 2006, we entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement. Amendment No. 3 extended the maturity date for the Bridge Loan to October 31, 2006. On October 31, 2006, we entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement. Amendment No. 4 extended the maturity date for the Bridge Loan to November 30, 2006. The balance of the liability as of October 31, 2006, was $70,000. See Note 7 to our consolidated financial statements for more information.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of October 31, 2006 were AU $5,000 or US $3,872 at a weighted average interest rate of 6.45%.

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2006 and 2005 was $4,441 and $6,167, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and a non-interest bearing note with annual installments due through December 2007.  The balance as of October 31, 2006 and 2005, of $5,823 and $8,518, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $265 and $352, respectively. Principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2006 and 2005, was $526 and $549, respectively.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of the liability as of October 31, 2006 was $329 and $318, respectively.

Employment agreements.   We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2006, minimum aggregate severance benefits totaled $5,123.

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

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”,, as modified by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

•       Whether the software is a significant focus of the marketing effort or is sold separately.

•       Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

•       Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in FASB Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”).

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Deliverables are divided into separate units of accounting if:

•  Each item has value to the customer on a stand alone basis

•       We have objective and reliable evidence of the fair value of the undelivered items

•       Delivery of any undelivered item is considered probable and substantially in our control

If these criteria are not met, we do not recognize revenue until all essential elements have been delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

Business combinations.   We account for business combinations in accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS 141”) and SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

In determining the fair value of acquired assets and assumed liabilities in the Stargames acquisition, we used valuation specialists to assist us with certain fair value estimates, primarily related to intangible assets, including IPR&D, developed technology, tradename and customer relationships, as well as inventory and land, property and equipment. We and the valuation specialists applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

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

We review our intangible assets for impairment when circumstances indicate that the carrying amount of an asset may not be fully recoverable from undiscounted estimated future cash flows. We would record an impairment loss if the carrying amount of the intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

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

Share-Based Compensation.   Beginning November 1, 2006, we account for share-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

The application of this policy affects the level of our cost of sales, research and development expenses, selling and administrative expenses, and additional paid-in capital. During fiscal 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in November 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), requiring retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in November 2006. Although we have no current application for this statement, the adoption of this statement may affect our future results of operations, financial position or cash flows.

In March 2005, the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”), providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006. See Note 8 for additional information.

SUBSEQUENT EVENTS

$100,000 Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the Old Credit Agreement, dated as of January 25, 2006. Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Contingent Convertible Senior Notes.   We estimate that the fair value of our Notes, as of October 31, 2006, is $172,313. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $9,878. Assuming our stock price is held constant; we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $848.

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

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Payment, on November 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Las Vegas, Nevada
January 16, 2007

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
Revenue:
Utility products leases	$24,048	$23,721	$19,415
Utility products sales and service	63,047	43,308	26,532
Entertainment products leases and royalties	25,503	24,850	23,700
Entertainment products sales and service	50,632	20,689	15,005
Other	238	292	131
Total revenue	163,468	112,860	84,783
Costs and expenses:
Cost of leases and royalties	11,531	9,692	8,206
Cost of sales and service	43,125	19,568	11,197
Selling, general and administrative	51,099	30,559	22,953
Research and development	13,340	7,784	6,185
Gain on sale of patent	(4,566)	—	—
In-process research and development	19,145	—	—
Total costs and expenses	133,674	67,603	48,541
Income from operations	29,794	45,257	36,242
Other expense	(6,699)	(657)	(1,600)
Equity method investment loss	(416)	—	—
Impairment of investments	(1,655)	(1,000)	—
Income from continuing operations before tax	21,024	43,600	34,642
Provision for income taxes	13,976	14,496	12,125
Income from continuing operations	7,048	29,104	22,517
Discontinued operations, net of tax	(246)	76	1,627
Net income	$6,802	$29,180	$24,144
Basic earnings per share:
Continuing operations	$0.20	$0.83	$0.63
Discontinued operations	—	0.01	0.04
Net income	$0.20	$0.84	$0.67
Diluted earnings per share:
Continuing operations	$0.20	$0.80	$0.60
Discontinued operations	(0.01)	—	0.04
Net income	$0.19	$0.80	$0.64
Weighted average shares outstanding (adjusted for any stock splits):
Basic	34,585	34,924	35,955
Diluted	36,052	36,378	37,308

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,906	$13,279
Investments	11	20,809
Accounts receivable, net of allowance for bad debts of $1,422 and $283	32,662	17,865
Investment in sales-type leases and notes receivable, net	10,064	8,219
Inventories	26,073	9,428
Prepaid income taxes	1,052	—
Deferred income taxes	6,149	1,837
Other current assets	5,591	3,255
Total current assets	90,508	74,692
Investment in sales-type leases and notes receivable, net	11,510	11,136
Products leased and held for lease, net	11,282	9,163
Property and equipment, net	8,841	4,144
Intangible assets, net	77,904	48,477
Goodwill	92,447	36,017
Deferred income taxes	4,294	2,400
Other assets	9,342	7,088
Total assets	$306,128	$193,117
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,166	$3,540
Accrued liabilities	11,326	6,547
Customer deposits	5,378	2,023
Deferred revenue	1,657	1,495
Income taxes payable	938	371
Note payable and current portion of long-term liabilities	77,097	3,082
Total current liabilities	107,562	17,058
Long-term liabilities, net of current portion	158,951	162,659
Deferred income taxes	5,357	—
Total liabilities	271,870	179,717
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding		—
Common stock, $0.01 par value; 151,875 shares authorized; 34,895 and 34,527 shares issued and outstanding	349	345
Additional paid-in capital	717	—
Deferred compensation	—	(5,788)
Retained earnings	24,100	17,298
Accumulated other comprehensive income	9,092	1,545
Total shareholders’ equity	34,258	13,400
Total liabilities and shareholders’ equity	$306,128	$193,117

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated	Total
			Additional	Deferred	Retained	Other	Share-
	Common Stock		Paid-in	Compen-	Earnings	Comprehensive	holders’
	Shares	Amount	Capital	sation	(Deficit)	Income	Equity
Balance, October 31, 2003	37,072	165	—	—	47,558	—	47,723
Comprehensive Income:
Net Income	—	—	—	—	24,144	—	24,144
Currency translation adjustment	—	—	—	—	—	5,970	5,970
Total comprehensive income							30,114
Stock repurchased	(4,797)	(32)	(21,357)	—	(78,635)	—	(100,024)
Options exercised	1,445	9	2,339	—	4,570	—	6,918
Tax benefit from stock options	—	—	2,107	—	3,281	—	5,388
Issuance of restricted stock	90	1	1,955	(1,765)	—	—	191
April 2004 stock split	(3)	82	—	—	(220)	—	(138)
CARD acquisition	1,151	8	24,549	—	—	—	24,557
Balance, October 31, 2004	34,958	233	9,593	(1,765)	698	5,970	14,729
Comprehensive Income:
Net Income	—	—	—	—	29,180	—	29,180
Currency translation adjustment	—	—	—	—	—	(4,260)	(4,260)
Unrealized loss on investments	—	—	—	—	—	(165)	(165)
Total comprehensive income							24,755
Stock repurchased	(1,473)	(15)	(26,048)	—	(12,580)	—	(38,643)
Options exercised	851	9	6,283	—	—	—	6,292
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	5,287	—	—	—	5,287
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	193	2	4,781	(4,297)	—	—	486
Amortization of deferred compensation	—	—	—	274	—	—	274
January 2005 stock split	(2)	116	(185)	—	—	—	(69)
Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400
Comprehensive Income:
Net Income	—	—	—	—	6,802	—	6,802
Currency translation	—	—	—	—	—	7,382	7,382
Unrealized loss on investments	—	—	—	—	—	165	165
Total comprehensive income							14,349
Reclass deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Stock repurchased	(317)	(3)	(8,662)	—	—	—	(8,665)
Options exercised	697	7	7,867	—	—	—	7,874
Shares surrendered for stock option exercises	(76)	(1)	(2,119)	—	—	—	(2,120)
Share-based compensation expense	—	—	3,515	—	—	—	3,515
Tax benefit from stock option exercises	—	—	3,908	—	—	—	3,908
Issuance of restricted stock	64	1	(1)	—	—	—	—
Amortization of deferred compensation	—	—	1,997	—	—	—	1,997
Balance, October 31, 2006	34,895	$349	$717	$—	$24,100	$9,092	$34,258

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$6,802	$29,180	$24,144
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,173	12,179	8,042
Share-based compensation	5,512	760	—
In-process research and development	19,145
Gain on patent sale	(4,566)
Equity method investment loss	416	—	—
Provision for bad debts	(537)	229	503
Provision for inventory obsolescence	345	(140)	1,230
Excess tax benefit from stock option exercises	(3,682)	5,287	5,388
Tax benefit from stock option exercises	226	—	—
Loss on disposal of property	—	66	—
Impairment of investments	1,655	1,000	—
Gain before tax on slot disposition	—	—	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	(6,526)	(722)
Investment in sales-type leases and notes receivable	(2,459)	(7,942)	(6,071)
Inventories	(5,448)	(3,483)	(1,168)
Accounts payable and accrued liabilities	(729)	2,318	(3,259)
Customer deposits and deferred revenue	2,901	(48)	1,009
Deferred income taxes	(2,477)	(2,403)	938
Prepaid income taxes and income taxes payable	3,318	6,730	(1,084)
Other	(417)	(2,699)	132
Net cash provided by operating activities	35,771	34,508	26,587
Cash flows from investing activities:
Purchases of investments	(32,435)	(11,847)	(32,672)
Proceeds from sale and maturities of investments	49,232	17,330	13,965
Proceeds from sale of leased assets	1,845	1,632	—
Payments for products leased and held for lease	(9,167)	(9,520)	(3,846)
Purchases of property and equipment	(2,196)	(2,210)	(2,381)
Purchases of intangible assets	(4,313)	(7,239)	(916)
Acquisition of businesses, net of cash acquired	(116,358)	(228)	(38,594)
Proceeds from disposition of slot assets	—	—	8,858
Net proceeds from patent sale	7,500	9,039
Other	—	(3,483)	(954)
Net cash used by investing activities	(105,892)	(6,526)	(56,540)
Cash flows from financing activities:
Proceeds from issuance of convertible Notes	—	—	150,000
Proceeds from acquisition financing	115,000	—	—
Payments on acquisition financing	(45,000)
Proceeds from other borrowings	4,153	—	—
Repurchases of common stock	(8,665)	(38,643)	(100,024)
Proceeds from issuances of common stock, net	7,874	6,512	6,780
Debt issuance costs	(554)	—	(4,792)
Excess tax benefit from stock option exercises	3,682
Payment on notes payable and financing liabilities	(10,567)	(2,896)	(4,105)
Net cash provided (used) by financing activities	65,923	(35,027)	47,859
Effect of exchange rate changes on cash	(175)	(256)	—
Net increase (decrease) in cash and cash equivalents	(4,373)	(7,301)	17,906
Cash and cash equivalents, beginning of year	13,279	20,580	2,674
Cash and cash equivalents, end of year	$8,906	$13,279	$20,580

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2006	2005	2004
Non-cash transactions:
Note payable for patent purchase	$—	$9,229	$—
Note payable and liabilities incurred in connection with the acquisition of a business or assets	—	880	11,616
Common stock issued for acquisition of CARD	—	—	24,557
Issuance of restricted stock	2,113	4,781	1,956
Unrealized gain on investments, net of tax	—	165	—
Cash paid for:
Income taxes, net of refunds	$11,033	$5,576	$7,370
Interest	5,559	1,919	906

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

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star™ , Rapid Table Games and wireless Casino On Demand™.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate month-to-month operating leases. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

On February 1, 2006, we substantially completed our acquisition of Australian-based Stargames Limited (“Stargames”), a gaming company that develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Accordingly, the results of Stargames have been included in our consolidated financial statements beginning February 1, 2006. Stargames product offerings are classified as Entertainment Products and include Rapid Table Games and Vegas Star multi-terminal gaming machines, and a broad line of traditional video slot machines designed for the Australian, Asian and Latin American gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette™, Rapid Sic-Bo™ and Rapid Big Wheel™. Vegas Star multi-terminal gaming machines currently feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. See Note 2 for more information related to the Stargames acquisition.

Principles of consolidation.   Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Investments in unconsolidated affiliate.   Our investment in and the operating results of our 50%-or-less-owned entity that is not required to be consolidated is included in the consolidated financial statements on the basis of the equity method of accounting.

We review our investments in unconsolidated affiliates for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of an impairment loss that is other than temporary might include, but would not necessarily be limited to, a decline in the market price of an investees common stock that is long in duration and severe in nature, the absence of an ability to recover the carrying amount of the investment, or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment.

Share-based compensation expense.   Effective November 1, 2005, we account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. We previously accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, and disclosed supplemental information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under these standards, we did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of our common stock on the date of grant. SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

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

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. We have evaluated the

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” and have elected the alternative method for establishing the APIC pool. Accordingly, the $3,682 of excess tax benefits are classified as an operating cash outflow and a financing cash inflow. See Note 8 for more information.

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

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as modified by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

•        Whether the software is a significant focus of the marketing effort or is sold separately.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

•        Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

•        Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in FASB Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”).

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Deliverables are divided into separate units of accounting if:

•        Each item has value to the customer on a stand alone basis

•        We have objective and reliable evidence of the fair value of the undelivered items

•        Delivery of any undelivered item is considered probable and substantially in our control

If these criteria are not met, we do not recognize revenue until all essential elements have been delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

Business combinations.   We account for business combinations in accordance with SFAS No. 141, “Accounting for Business Combinations” (“SFAS 141”) and SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

In determining the fair value of acquired assets and assumed liabilities in the Stargames acquisition, we used valuation specialists to assist us with certain fair value estimates, primarily related to intangible assets, including IPR&D, developed technology, tradename and customer relationships, as well as inventory and land, property and equipment. We and the specialists applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

The Stargames purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and assumed liabilities and significant changes to these balances could

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

have a material impact to our future reported results. For instance, lower or higher fair values assigned to in-process research and development and certain amortizable intangible assets could result in lower or higher amounts of income statement charges.

Advertising costs.   We expense advertising and promotional costs as incurred, which totaled approximately $2,069, $576, and $1,150 for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.

Research and development costs.   We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility when we receive gaming regulatory product approval which occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

Concentration of credit risk.   Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable, investments in sales-type leases and notes receivable. We place our cash and cash equivalents with high credit quality institutions. Accounts receivable, investments in sales-type leases and notes receivable have concentration of credit risk because they all relate to our customers in the gaming industry. From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. At October 31, 2006, one customer’s balance accounted for 12% of our trade accounts receivable, net. No single customer’s balance exceeded 10% of our investment in sales-type leases and notes receivable. For the year ended October 31, 2006, no individual customer accounted for more than 10% of consolidated revenue.

Products leased and held for lease.   Ourproducts are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over a period of two to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months’ lease payments, which are included on the consolidated balance sheets as customer deposits.

Property and equipment.   Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

Intangible assets.   Intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the trademark related to the Stargames and CARD acquisitions, which is not subject to amortization and is tested periodically for impairment, all of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 2 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. See Note 6 for more information.

Impairment of long-lived assets.   We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products’ commercial lives, the likelihood of

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with the SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,  and SFAS 142, “Goodwill and Other Intangible Assets”. We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable and the carrying amount exceeds its estimated fair value. Fair value is determined based on discounted expected future cash flows.

Goodwill.   In accordance with Statement of Financial Accounting Standards SFAS 142, goodwill is no longer amortized.

We review, with the assistance of a specialist, our goodwill for impairment annually, in October, using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments.  In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value. No goodwill impairments were recorded in any period presented.

Deferred revenue.   Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

Foreign currency translation.   Our foreign subsidiaries’ asset and liability accounts are translated into U.S. dollar amounts at the exchange rate in effect at the balance sheet date. Foreign exchange translation adjustments are recorded as a separate component of shareholders’ equity. Revenue and expense accounts are translated at the average exchange rates for the year. Transaction gains and losses, the amounts of which are not significant for all periods presented, are included in other expense on our consolidated statements of income.

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

Recently issued or adopted accounting standards.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual financial statements. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in November 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), requiring retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in November 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In March 2005, the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”), providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006. See Note 8 for additional information.

2. ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., had substantially completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares for AU $1.55 per share.

Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we incurred total direct acquisition costs, consisting primarily of legal and due diligence fees, of approximately US $4,211. See Note 7 for information regarding the financing of the Stargames acquisition. The following table sets forth the determination of the consideration paid for Stargames at the date of acquisition:

Cash	$112,147
Other direct acquisition costs	4,211
Total purchase price	$116,358

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. We are currently in the process of determining, with the assistance of an appraiser, the fair values based on discounted cash flows and estimates by us. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price:

Accounts receivable, net of allowance for bad debts of $1,907	$10,733
Inventory	11,338
Other current assets (including cash of $98)	4,240
Other long-term assets	7,134
Assumed liabilities	(19,016)
Deferred tax liabilities	(5,685)
Developed technology, average life of 4 years	8,338
Customer relationships, average life of 10 years	10,015
Tradename	17,291
Goodwill	53,479
In-process research and development	19,145
PVS disposal liability	(654)
$116,358

The acquisition of Stargames enhances the products in our Entertainment Products segment as well as providing for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. Developed technology is being amortized on a straight-line basis over its useful life and is charged to cost of sales and service, a component of gross margin. Customer relationships are being amortized on a straight-line basis over their useful life and are reflected in selling, general and administrative expenses in the consolidated statement of operations.

A project-by-project valuation using the guidance in SFAS No. 141, “Business Combinations” and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by us, with the assistance of a valuation specialist to determine the fair value of research and development projects of Stargames.

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

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

•        General and administrative expenses; and

•        Research and development expenses.

As required by FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed in the quarter ended April 30, 2006.

As a part of the Stargames acquisition, we acquired Professional Vending Services Pty Ltd (“PVS”), a wholly-owned subsidiary of Stargames. PVS designs, develops and manufactures automatic vending machines. PVS offers exclusive equipment in all main vending segments including snacks, cold drinks, food (hot and cold), coffee and cigarettes. We have determined that the operations of PVS are non-core to our Entertainment Products and Utility Products segments. Accordingly, we entered into an agreement to sell Stargames’ equity interests in PVS including settlement of all existing liabilities of PVS. The estimated liabilities exceeded assets in the amount of approximately $654. The results of operations for PVS were included in Discontinued Operations until the disposition was completed in September 2006.

The operating results for Stargames are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the Stargames acquisition had occurred on November 1, 2005 and November 1, 2004, respectively, and is as follows:

	Twelve Months Ended	Twelve Months Ended
	October 31, 2006	October 31, 2005
	(Unaudited)	(Unaudited)
Revenue	$173,111	$162,557
Operating income	34,911	38,115
Discontinued operations	(413)	(123)
Net income	22,264	25,124
Basic earnings per share:
Net income	$0.64	$0.72
Diluted earnings per share:
Net income	$0.62	$0.69

The unaudited pro forma condensed consolidated financial statements have been prepared based upon currently available information and assumptions that are deemed appropriate by management. The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated financial position or consolidated results that would have been reported had the

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

transactions occurred on the dates indicated, nor does this information represent a forecast of the consolidated financial position at any future date or the combined financial results for any future period.

Historical financial information for Stargames for the twelve months ended October 31, 2006 includes certain non-recurring expenses of approximately $2,000 included in selling, general, and administrative expenses. These expenses include a success fee related to the ultimate sale of Stargames and the expense related to a potential Australian Goods and Services Tax liability associated with export sales in the period December 2001 through November 2005. The expense for IPR&D for the year ended October 31, 2006, has not been included in the unaudited pro forma results since such expense is non-recurring in nature. Also excluded from the pro forma results is the reduction in interest expense related to the $45,000 in principal payments made on the Stargames bridge financing since the date of acquisition.

IGT Agreement.   On April 28, 2006, we entered into an agreement (“April Agreement”) with International Game Technology (“IGT”) whereby we assigned, transferred, and conveyed to IGT, our 50% share of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The total royalties to be received by IGT is limited to an amount equal to a net present value of $3,000 utilizing a discount factor of 12% (the “Royalty Amount”). Upon the receipt by IGT of the Royalty Amount, all royalty payments with respect to our 50% share of the ENPAT patents shall resume and be paid to us. The total non-refundable consideration paid to us was $3,000.

On July 31, 2006, we entered into a second agreement with IGT whereby we sold to IGT our remaining 50% ownership in the ENPAT patents. This agreement rescinded certain provisions of the April Agreement whereby we assigned, transferred, and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was the $3,000 previously received from IGT pursuant to the April Agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of the $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into on June 13, 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 ½% of any gross royalties. The transaction has been reflected in the accompanying consolidated statements of income by recording a gain on sale of patent of $4,566.

Sona Mobile.   In January 2006, we entered into a licensing and distribution agreement with Sona Mobile Holdings Corp. (“Sona”) to license, develop, distribute and market “in-casino” wireless handheld gaming content and delivery systems to casinos and through other legal gaming modes throughout the world. On January 25, 2006, we completed a private equity investment and purchased approximately 2,300 shares of Sona’s common stock at the price of $1.30 per share for approximately $3,000. This private equity investment is pursuant to a stock option agreement between us and Sona dated December 29, 2005. Additionally, as part of our investment in Sona, we received one seat on the Sona Board of Directors and 1,200 warrants to purchase shares of Sona’s common stock at a discount to the grant date fair value. On June 30, 2006, we purchased approximately 1,667 additional shares of Sona’s common stock at the price of $0.60 per share for approximately $1,000. These shares were purchased through a private equity investment along with other accredited investors. As

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

part of the second private equity investment, we also received an additional 833 warrants to purchase shares of Sona’s common stock at prices as specified in the agreement. The investment in Sona is accounted for under the equity method of accounting in accordance with Financial Accounting Standards Board (“FASB”) APB No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, and is included in Other long-term assets in our consolidated balance sheet as of October 31, 2006. Accordingly, we recognized Equity method investment losses of $416 for the twelve months ended October 31, 2006, which represents our pro rata share of Sona’s net loss for the period.

As of October 31, 2006, we determined that the decline in fair value below the carrying value of our investment in Sona was other than temporary. To evaluate the fair value of our investment in Sona, we used the market price of a share of Sona common stock as of October 31, 2006, multiplied by the number of shares owned. In making that determination, we considered forecasts about the Sona’s financial performance and near-term prospects. As a result, we recognized a pre-tax impairment charge totaling $1,655 during the quarter and year ended October 31, 2006.

Progressive Gaming Licenses.   On September 29, 2006, we entered into an agreement whereby we obtained the “last license” rights to utilize an extensive portfolio of jackpot wagering hardware and method patents held by Progressive Gaming International Corporation (“PGIC”). Under the terms of the agreement, we have the right to utilize the suite of over forty patents on tables and other games in any form including live tables, electronic single and multi-player units, and wireless wagering devices. Under the agreement, we also acquired the right to sub-license use of the technology. PGIC has further agreed that it will not grant or permit any additional licenses to other manufacturers or suppliers to the technology in the future. In exchange for a fully-paid, royalty-free, fully-transferable world-wide license to the complete patent suite, we paid $3,500 to PGIC during the three months ended October 31, 2006 and is reflected in the accompanying consolidated balance sheets in intangible assets.

3. FINANCIAL INSTRUMENTS

Cash and cash equivalents.   Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Investments.   We classify all of our securities as available-for-sale. Our investments are recorded at fair market value, which, as of October 31, 2006 and 2005, includes $0 and $165 of unrealized gains, respectively.

Investments at fair value consisted of the following as of October 31:

	2006	2005
United States government and agency obligations	$11	$20,809

Fair value disclosures of financial instruments.   We estimate that the fair values of accounts receivable, investment in sales-type leases, notes receivable and accounts payable approximate their carrying values due to the relatively short-term nature of the instruments.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

We estimate that the fair value of our Contingent Convertible Senior Notes as of October 31, 2006, is $172,313 based on quoted market prices.

4. RECEIVABLES AND INVESTMENT IN SALES-TYPE LEASES

The following provides additional disclosure for accounts receivable, notes receivable and investment in sales-type leases as of October 31:

	2006	2005
Accounts receivable, net:
Trade receivables	$34,084	$18,148
Less: allowance for bad debts	(1,422)	(283)
	$32,662	$17,865

	2006	2005
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$15,314	$13,329
Notes receivable — table game licenses	11,395	10,269
Sub-total sales-type leases and notes receivable	26,709	23,598
Less: interest on sales-type leases	(1,615)	(1,579)
Less: deferred service revenue	(2,839)	(2,033)
Less: allowance for bad debts	(681)	(631)
Investment in sales-type leases and notes receivable, net	21,574	19,355
Less: current portion sales-type leases	(4,512)	(3,929)
Less: current portion notes receivable — table game licenses	(5,552)	(4,290)
Long-term portion investment in sales-type leases and notes receivable	$11,510	$11,136

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

Year ending October 31,
2007	$10,064
2008	7,871
2009	3,522
2010	117
2011	—
$21,574

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

5.   OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2006	2005
Inventories:
Raw materials and component parts	$9,585	$4,235
Work-in-process	3,051	820
Finished goods	13,437	4,373
	$26,073	$9,428
Products leased and held for lease, net:
Utility products	$21,500	$18,091
Entertainment products	5,482	3,183
	26,982	21,274
Less: accumulated depreciation	(15,700)	(12,111)
	$11,282	$9,163
Property and equipment, net:
Office furniture and computer equipment	$6,835	$3,860
Leasehold improvements	3,735	2,629
Production equipment and other	9,672	3,923
	20,242	10,412
Less: accumulated depreciation	(11,401)	(6,268)
	$8,841	$4,144
Other long-term assets:
Debt issuance costs, net	$2,369	$3,328
Deposits	3,507	3,331
Equity method investment	1,931	—
Other	1,535	429
	$9,342	$7,088

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

6. INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.   All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $9,045, $5,954 and $3,308 for each of the years ended October 31, 2006, 2005, and 2004, respectively. Amortized intangible assets are comprised of the following as of October 31:

	Weighted Avg
	Useful Life	2006	2005
Amortized intangible assets:
Patents, games and products	10 years	$53,452	$55,552
Less: accumulated amortization		(15,159)	(9,478)
		38,293	46,074
Customer relationships	10 years	10,221	—
Less: accumulated amortization		(767)	—
		9,454	—
Licenses and other	6 years	6,313	3,053
Less: accumulated amortization		(1,661)	(1,536)
		4,652	1,517
Developed technology	4 years	8,510	—
Less: accumulated amortization		(1,596)	—
		6,914	—
Total		$59,313	$47,591

Estimated amortization expense related to recorded intangible assets, excluding the Stargames and CARD trademarks, is as follows:

Year ending October 31,
2007	$10,487
2008	11,512
2009	11,296
2010	8,232
2011	6,229
Thereafter	11,557
$59,313

Trademarks.   Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $18,591 and $886 as of October 31, 2006 and 2005, respectively.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Goodwill.   Changes in the carrying amount of goodwill for the year ended October 31, 2006, are as follows:

Balance at October 31, 2005	$36,017
Stargames goodwill	53,479
Foreign currency translation adjustment	3,294
Other	(343)
Balance at October 31, 2006	$92,447

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility and Entertainment Products segment, as defined under SFAS 131.

7. NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities consisted of the following as of October 31:

	2006	2005
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Bridge loan, due November 2006	70,000	—
Stargames credit facility	3,872	—
BTI acquisition contingent consideration	4,441	6,167
ENPAT note payable, non-interest bearing, due in installments through 2007	5,823	8,518
Bet the Set "21" contingent consideration	526	549
VIP note payable	329	318
Other	1,057	189
	236,048	165,741
Less: current portion	(77,097)	(3,082)
	$158,951	$162,659

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

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

Bridge loan.   On January 25, 2006, we entered into a credit agreement (the “Old Credit Agreement”), which has now been paid off, with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager, pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Old Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use our commercially reasonable efforts to secure the loan extended under the Old Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Old Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent. On September 29, 2006, we entered into Amendment No. 3 (“Amendment No. 3”) to the Old Credit Agreement. Amendment No. 3 extended the maturity date for the Bridge Loan to October 31, 2006. On October 31, 2006, we entered into Amendment No. 4 (“Amendment No. 4”) to the Old Credit Agreement. Amendment No. 4 extended the maturity date for the Bridge Loan to November 30, 2006.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

As of October 31, 2006, we were in compliance with all of the affirmative and negative covenants pursuant to the Old Credit Agreement. Additional information on these covenants may be found in Section 7 and Section 8 of the Old Credit Agreement included in our Current Report on Form 8-K, dated January 25, 2006. The principal balance on the Bridge Loan as of October 31, 2006 was $70,000.

On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the Old Credit Agreement. Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

The interest rate under the New Credit Agreement is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, as defined, each as in effect from time to time. The obligations under the revolving credit facility are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after November 30, 2006, if any. The New Credit Agreement contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•       Permitted acquisitions;

•       Incurrence of indebtedness;

•       Granting or incurrence of liens;

•       Pay dividends and make other distributions in respect of our equity securities;

•       Acquire assets and make investments;

•       Sales of assets;

•       Transactions with affiliates;

•       Mergers;

•       Total Leverage Ratio

•       Interest Expense Coverage ratio; and

•       Agreements to restrict dividends and other payments from subsidiaries.

Additional information on these covenants may be found in Section 7 and Section 8 of the New Credit Agreement included in our Current Report on Form 8-K, dated December 5, 2006.

Total debt issuance costs incurred with the issuance of long-term debt and the Bridge Loan are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $1,511 and $961 for the year ended October 31, 2006 and 2005, respectively.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Unamortized debt issuance costs of $2,369 and $3,328 as of October 31, 2006 and 2005, respectively, are included in Other long term assets on the consolidated balance sheets.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of October 31, 2006 were AU $5,000 or US $3,872 at a weighted average interest rate of 6.45%. The banking facilities are comprised of two main components: a flexible bank overdraft that acts as a working capital facility and a bank loan facility which is an interchangeable facility comprised of commercial bills, overdrafts and advances. Interest rates are variable and based on the bank bill swap yield, as defined, plus a margin.

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

BTI liabilities.   In connection with our acquisition of certain assets from BTI, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2006 and 2005, was $4,441 and $6,167, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of October 31, 2006 and 2005, of $5,823 and $8,518, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $265 and $352, respectively. Principal and interest payments of $3,000 each are due in December 2006 and 2007.

Bet the Set “21”™ contingent consideration.   In connection with our acquisition of Bet the Set “21”, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2006 and 2005, was $526 and $549, respectively.

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2010. The balance of this liability as of October 31, 2006 and 2005, was $329 and $318, respectively.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Maturities of long-term debt, excluding contingent consideration, for the five fiscal years ending subsequent to October 31, 2006, are as follows:

Year ending October 31,
2007	$77,097
2008	3,138
2009	150,204
2010	270
2011	98
Thereafter	5,241
Total	$236,048

8. SHARE-BASED COMPENSATION

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

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. We have evaluated the provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Payment Awards” and have elected the alternative method for establishing the APIC pool. The $3,682 of excess tax benefits are classified as an operating cash outflow and a financing cash inflow.

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

As of October 31, 2006, 1,125 and 883 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively. A summary of activity under our share-based payment plans for the year ended October 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at October 31, 2005	3,822	$17.01
Granted	142	32.96
Exercised	(697)	11.30
Forfeited or expired	(136)	13.55
Outstanding at October 31, 2006	3,131	$19.16	7.0	$59,052
Exercisable at October 31, 2006	2,114	$18.15	6.5	$38,374

The total intrinsic value of stock options exercised during the year ended October 31, 2006 and 2005 was $13,070 and $18,711, respectively. The total income tax benefits from stock option exercises during the year ended October 31, 2006 and 2005 were $3,908 and $5,287, respectively. As of October 31, 2006, there was a total of $5,674 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 2.3 years. As noted earlier, we are recognizing expense for awards granted prior to November 1, 2005 on an accelerated basis, so a disproportionate amount of unamortized expense will be recognized in the first 12 months of this weighted-average period.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

During the year ended October 31, 2006 and 2005, we issued 64 and 193 shares of restricted stock, respectively, with an aggregate fair value of $2,113 and $4,781, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. Net income, as reported, for the year ended October 31, 2006 and 2005, reflects $1,275 and $507 respectively, of amortization of restricted stock compensation.

A summary of activity related to restricted stock for the year ended October 31, 2006 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at October 31, 2005	276	$19.11
Granted	64	33.27
Exercised	—	—
Forfeited	—	—
Nonvested at October 31, 2006	340	$26.01

No shares vested during the year ended October 31, 2006. As of October 31, 2006, there was $5,904 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.4 years.

Recognition of compensation expense.   The following table shows information about compensation costs recognized for the years ended October 31:

	2006	2005	2004
Compensation costs:
Stock options	$3,515	$60	$—
Restricted stock	1,997	759	191
Total compensation cost	5,512	819	191
Less: Related tax benefit	(1,720)	(300)	(70)
Total compensation expense, net of tax benefit	$3,792	$519	$121
Reduction in basic earnings per share	$0.11	$0.01	$0.00
Reduction in diluted earnings per share	$0.11	$0.01	$0.00

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	2006	2005	2004
Gross margin	$102	$—	$—
Selling, general and administrative	5,108	819	191
Research and development	302	—	—
Total share-based compensation	$5,512	$819	$191
Tax benefit	(1,720)	(300)	(70)
Total share-based compensation, net of tax	$3,792	$519	$121
SFAS 123R Expense as a% of Revenue:
Gross margin	0.1%	0.0%	0.0%
Selling, general and administrative expenses as a% of revenue	3.1%	0.7%	0.2%
Research and development as a% of revenue	0.2%	0.0%	0.0%

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table (assumptions in 2005 and 2004 were used to compute the pro forma compensation for disclosure purposes only). Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.

	Year Ended October 31,
	2006	2005	2004
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	37.1%	49.5%	62.7%
Risk-free interest rate	4.7%	3.4%	3.1%
Expected term	4.4 years	5.3 years	4.8 years

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Pro forma disclosures.   Had we accounted for these plans during 2005 and 2004 under the fair value method allowed by SFAS 123, our net income and earnings per share would have been reduced to recognize the fair value of employee options, as follows for the years ended October 31:

	2005	2004
Net income
As reported	$29,180	$24,144
Incremental after-tax pro forma share-based compensation	(10,485)	(7,881)
Comparative net income (prior year pro forma)	$18,695	$16,263
Basic earnings per share
As reported	$0.84	$0.67
Pro forma	0.54	0.45
Diluted earnings per share
As reported	$0.80	$0.64
Pro forma	0.51	0.43

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004 and January 2005):

	2006	2005	2004
Income from continuing operations	$7,048	$29,104	$22,517
Basic:
Weighted average shares	34,585	34,924	35,955
Diluted:
Weighted average shares, basic	34,585	34,924	35,955
Dilutive impact of options and restricted stock outstanding	1,176	1,343	1,353
Dilutive effect of contingent convertible notes	291	111	—
Weighted average shares, diluted	36,052	36,378	37,308
Basic earnings per share	$0.20	$0.83	$0.63
Diluted earnings per share	$0.20	$0.80	$0.60

We account for our Notes in accordance with EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. EITF 04-08 also requires restatement of all prior periods. Because the average fair value of our common stock did not exceed the initial conversion price in any period prior to the year ended October 31, 2005, no restatement of prior periods was required. For certain quarters during the years ended October 31, 2006 and 2005, the

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

10. SHAREHOLDERS’ EQUITY

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

InMarch 2004, our board of directors had earlier approved another three-for-two common stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004 (the “April 2004 Split”). In connection with the April 2004 Split, we paid cash of $138 for fractional shares and reclassified to common stock the par value of $0.01 per newly issued share.

Share and per share amounts have been adjusted for all periods presented herein to reflect both the January 2005 Split and the April 2004 Split.

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the year ended October 31, 2006, we repurchased 317 shares of our common stock for a total cost of $8,665 at an average price of $27.39 per share. Under our board authorizations, during the years ended October 31, 2005 and 2004, we repurchased 1,473 and 1,991 shares of our outstanding stock at total costs of $38,643 and $42,524, respectively. We cancel shares that we repurchase. In addition, in April 2004, our board of directors authorized and we repurchased, in private transactions, an additional 2,806 shares of our common stock at a total cost of $57,500 with funds provided from the issuance of our contingent convertible senior notes.

On September 5, 2006, our board of directors voted a new authorization to repurchase shares of our common stock by an additional $30,000. As of October 31, 2006, $30,166 remained outstanding under our board authorizations.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principal payments on our long term obligations, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

Tax benefit from stock option exercises.   During each of the years ended October 31, 2006, 2005 and 2004, we recorded income tax benefits of $3,908, $5,287 and $5,388, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes. Additionally, as part of the fiscal 2004 income tax provision to tax return true-up, we recorded a $229 tax benefit related to employee stock option exercises which reduced income taxes payable and increased additional paid-in capital by an equal amount.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

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

The Shareholder Rights Agreement was implemented by distributing one preferred share purchase right (a “Right”) for each outstanding share of our common stock held of record as of July 10, 1998. Additionally, we further authorized and directed the issuance of one Right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire as described below. Each Right initially entitles holders of our common stock to buy one one-hundredth of a share of our Preferred Stock at a price of $5.33 (as currently adjusted), subject to adjustment. The Rights will generally become exercisable after a person or group acquires beneficial ownership of 20% or more of our common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of our common stock.

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

11.   EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.   We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers U.S. employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

employee compensation and actual contributions. In the years ended October 31, 2006, 2005 and 2004, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $248, $234, and $194, respectively.

Austrian pension commitments.   In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements in the years ended October 31, 2006, 2005 and 2004 were $53, $36 and $25, respectively.

12.   OTHER EXPENSE

Other income (expense) is comprised of the following for the years ended October 31:

	2006	2005	2004
Interest income	$1,998	$2,336	$888
Interest expense	(8,374)	(3,263)	(1,497)
Foreign currency gain (loss)	(414)	215	(992)
Other	91	55	1
	$(6,699)	$(657)	$(1,600)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of October 31, 2006. For the year ended October 31, 2006, interest income related to our investment in sales type leases and notes receivable was $1,229 as compared to $948 for the same prior year period.

Interest expense as of October 31, 2006, is primarily related to the $150,000 of Notes due in April 2024 and the Bridge Loan which matures in November 2006. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

Prior to the completion of our CARD acquisition in fiscal 2004, we entered into foreign currency exchange contracts to fix the U.S. dollars estimated to be required to fund the Euro-denominated cash component of the CARD purchase price which resulted in a foreign currency exchange loss of $703. Such contracts do not meet the accounting criteria for hedge accounting, and accordingly, the foreign currency exchange loss is included in our operating results for the year ended October 31, 2004. As of October 31, 2006 and 2005, we had no outstanding foreign exchange contracts.

13. INCOME TAXES

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year.

The income tax provision (benefit) attributable to our continuing and discontinued operations is as follows for the years ended October 31:

	2006	2005	2004
Continuing operations	$13,976	$14,496	$12,125
Discontinued operations	(90)	44	876
Total	$13,886	$14,540	$13,001

The components of the provision for income taxes from continuing operations are as follows for the years ended October 31:

	2006	2005	2004
Current:
Federal	$13,675	$16,364	$9,447
State	664	1,210	1,082
Foreign	1,290	(526)	526
	15,629	17,048	11,055
Deferred:
Federal	(1,276)	(2,980)	718
State	(57)	(312)	—
Foreign	(320)	740	352
	(1,653)	(2,552)	1,070
Total	$13,976	$14,496	$12,125

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Deferred tax assets and liabilities consisted of the following as of October 31:

	2006	2005
Deferred tax assets:
Inventories	$3,866	$976
Accounts receivable	684	368
Employee benefits	768	234
Deferred revenue	835	44
Investment impairment reserves	1,033	376
Other reserves	242	415
Restricted stock	2,081	380
Depreciation	391	87
Foreign net operating loss carryforward	1,385	407
Contingent consideration on patent purchase	1,926	2,525
Foreign tax credits / receivables	332	—
Other	304	133
Total gross deferred tax assets	13,847	5,945
Less: valuation allowance	(880)	(363)
Deferred tax assets	12,967	5,582
Deferred tax liabilities:
Goodwill	1,608	908
Intangible amortization	5,959	273
Other	314	164
Total gross deferred tax liabilities	7,881	1,345
Net deferred tax assets	$5,086	$4,237

As of October 31, 2006, we have available $1,479 of Australian net operating losses which can be carried forward indefinitely and $1,323 of New Zealand net operating losses which can be carried forward indefinitely. We have recorded a deferred tax asset of $880 related to these operating losses and a corresponding valuation allowance of $880 to fully provide for this deferred income tax benefit that may not be realized.

We have not provided U.S. Federal income tax on $4,258 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

In October 2006, our wholly-owned subsidiary, Shuffle Master Management—Service GmbH, the parent entity to CARD, transferred $8,000 to Shuffle Master, Inc. in the form of a dividend. This dividend is subject to United States tax based upon earnings and profits of Shuffle Master Management—Service GMBH. This dividend resulted in $733 of net additional income taxes which is comprised of additional United States tax of approximately $1,855 and a corresponding foreign tax credit benefit of $1,122.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2006	2005	2004
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
In-process research and development	31.9%	0.0%	0.0%
Foreign dividend inclusion	8.8%	0.0%	0.0%
Other permanent differences	(5.3%)	(1.9%)	(1.4%)
State income taxes, net of federal benefit	2.3%	2.1%	2.0%
Tax credits	(7.5%)	(1.8%)	(1.4%)
Effect from foreign tax rate differences	0.4%	0.7%	0.9%
Other	0.9%	(0.8%)	(0.1%)
Effective tax rate	66.5%	33.3%	35.0%

Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the year ended October 31, 2006 would have been 34.8%.

14. OPERATING SEGMENTS

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Segment revenues include sale, lease or licensing of products within each reportable segment. Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock option expense, and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

As discussed in Note 2, we recognized a one-time charge for IPR&D of $19,145 related to the acquisition of Stargames. All of the products acquired from Stargames have been classified as Entertainment Products and accordingly, the Entertainment Products segment results for the year ended October 31, 2006 include the impact of the IPR&D charge of $19,145.

Goodwill of $38,345 and $36,017 as of October 31, 2006 and 2005, respectively, has been allocated to the Utility product segment. Goodwill of $54,579 and $0 as of October 31, 2006 and 2005, respectively, has been allocated to the Entertainment product segment.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	2006	2005	2004
Revenue:
Utility products	$87,095	$67,029	$45,947
Entertainment products	76,135	45,539	38,705
Corporate	238	292	131
	$163,468	$112,860	$84,783
Income (Loss) from operations:
Utility products	$44,449	$32,595	$21,362
Entertainment products	17,648	33,529	29,586
Corporate	(32,303)	(20,867)	(14,706)
	$29,794	$45,257	$36,242
Depreciation and amortization:
Utility products	$8,535	$7,186	$3,606
Entertainment products	5,111	2,364	1,767
Corporate	4,527	2,629	1,846
	$18,173	$12,179	$7,219
Capital expenditures:
Utility products	$6,139	$11,395	$3,705
Entertainment products	6,807	5,203	787
Corporate	2,730	2,371	2,628
	$15,676	$18,969	$7,120
Assets, end of year:
Utility products	$111,103	$99,265	$88,019
Entertainment products	152,803	40,979	30,868
Corporate	42,222	52,873	66,405
	$306,128	$193,117	$185,292

Revenues by geographic area are determined based on the location of our customer. For the years ended October 31, 2006, 2005 and 2004, sales to customers outside the United States accounted for 45%, 23%, and 23% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2006		2005		2004
Revenue:
United States	$90,761	55.5%	$87,250	77.3%	$65,392	77.1%
Canada	7,103	4.3%	5,303	4.7%	6,465	7.6%
Other North America	2,922	1.8%	2,214	2.0%	2,584	3.0%
Europe	9,920	6.1%	8,147	7.2%	4,176	4.9%
Australia	27,149	16.6%	2,440	2.2%	4,281	5.0%
Asia	24,113	14.8%	6,631	5.9%	1,216	1.4%
Other	1,500	0.9%	875	0.8%	669	0.8%
	$163,468	100.0%	$112,860	100%	$84,783	100%
Long-lived assets, end of year:
United States	$61,152	28.4%	$56,143	47.4%	$41,077	38.4%
Austria	53,667	24.9%	53,799	45.4%	59,755	55.8%
Australia	100,173	46.5%	6,617	5.6%	5,985	5.6%
Other	628	0.3%	1,866	1.6%	221	0.2%
	$215,620	100.0%	$118,425	100.0%	$107,038	100.0%

15. COMMITMENTS AND CONTINGENCIES

Operating leases.   We lease office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was approximately $1,560, $1,116 and $979 for the years ended October 31, 2006, 2005, and 2004, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2006, are as follows:

Year ending October 31,
2007	$1,360
2008	983
2009	743
2010	294
2011	295
Thereafter	239
$3,914

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2006, our significant inventory purchase commitments totaled $14,703 which is primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2006, minimum aggregate severance benefits totaled $5,123.

Tax contingencies.   The Company has open tax years with various significant taxing jurisdictions including the United States, Australia, Austria, and Canada. Such open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit period. As of October 31, 2006, the Company has established a liability of $120 for those matters where the amount of loss is probable and reasonably estimable. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

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

Continuing operations—

VendingData II — In October 2004, we filed a second patent infringement lawsuit (“VendingData II”) against VendingData Corporation (“VendingData”). We settled our first patent infringement lawsuit against VendingData on July 12, 2005 (“VendingData I”). This second suit alleges that the use, importation and offering for sale of VendingData’s PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case). VendingData II was filed in the U.S. District Court for the District of Nevada (the “Court”) in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData’s infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

On November 29, 2004, the Court granted our motion for a preliminary injunction (the “Injunction”). The Injunction became effective upon our posting of a $3,000 cash security with the Court on November 30, 2004. This security deposit is included in other assets on our consolidated balance sheet. On December 17, 2004, the Court denied VendingData’s two emergency motions to modify the Injunction.

In March 2005, the Court of Appeals for the Federal Circuit (the “Federal Circuit”) stayed the Injunction based on a technical defect in the Court’s process in granting the Injunction, and not on its merits. In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Judge Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

VendingData’s PokerOne™ shuffler. The Magistrate Judge’s findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. The Magistrate Judge’s Recommendation is not a determination of whether the PokerOne™infringes the asserted patent, nor does it speak to the validity of our claims. We have filed a written objection with the Court to the Magistrate Judge’s ruling. This objection is now pending.

On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that they did not believe that infringement exists under VendingData’s claim construction. We continue to believe that infringement exists under either our claim construction or VendingData’s claim construction, and we believe that our claim construction is the proper one. The Federal Circuit did not rule on which claim construction is the proper one. There can be no guarantee that the Court or, upon any further appeal, the Federal Circuit will agree with our claim construction. We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim. In June 2006, we agreed with VendingData to a standstill in the litigation in order to pursue settlement negotiations. The standstill expired on October 31, 2006.

GEI — InJuly 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patent is invalid. The case is presently in the discovery phase. In November 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending.

Awada — OnApril 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. The damages amount was paid in June 2006.

Plaintiffs have appealed the Court’s order granting the rescission of the “Game Option Agreement” to the Nevada Supreme Court.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Awada II — OnSeptember 12, 2005, we filed a new lawsuit against defendants Awada and Gaming Entertainment, Inc. The lawsuit alleges that our Four Card Poker® game is being infringed and illegally copied by the defendants’ Play Four Poker game. The lawsuit claims that the defendants are violating the federal Lanham Act by infringing the trademark/trade dress of our Four Card Poker® game layout, and that the defendants are committing acts of unfair competition, interference with prospective business advantage and conversion. Our action seeks appropriate injunctive relief against defendants’ Play Four Poker game layout, as well as unspecified monetary damages. On September 15, 2005, the U.S. District Court for the District of Nevada issued a temporary restraining order prohibiting the defendants from displaying or advertising the infringing layout.

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants’ seven counterclaims. The balance of the case is now pending.

MP Games I — InJuly 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System infringes two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and an as yet undetermined amount of damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants’ breach of contract counterclaim. In a recent Two-Party Agreement transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and IGT has been added as a named plaintiff in this lawsuit. On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in our favor on a number of disputed terms and in the defendants’ favor on others. Some or all of these rulings may be overturned on appeal. Litigation will continue on all claims in the case. In August 2006, the Court dismissed all but one of the defendants’ trade secret misappropriation claims.

MP Games II (Washington) — InJune 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint included the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

infringement. The complaint sought a permanent injunction against our MD2® shuffler with card recognition, an unspecified amount of damages and other relief. On September 29, 2006, the parties reached a settlement regarding this dispute and the Court dismissed the plaintiffs’ claims with prejudice and dismissed our patent invalidity counterclaim without prejudice.

Discontinued operations—

Fleetwood — In January 2004, we filed a complaint in District Court in Clark County, Nevada seeking a declaratory judgment that we did not commit any breach of a non-binding Memorandum of Understanding with Fleetwood Manufacturing, Inc. (“Fleetwood”) regarding our sale of our then slot operating system, and that said Memorandum of Understanding did not create a legally binding contract on the parties. Fleetwood filed a counterclaim alleging breach of the obligation to negotiate in good faith. On October 6, 2006, the District Court granted our Motion for Summary Judgment on Fleetwood’s counterclaim and entered a final judgment in our favor in the case. In December 2006, Fleetwood agreed to reimburse us $40 in attorneys’ fees and costs.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

16. SUBSEQUENT EVENTS

$100,000 Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the Old Credit Agreement. Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011. Additional information on the New Credit Agreement may be found in our Current Report on Form 8-K, dated December 5, 2006.

SHUFFLE MASTER, INC.
QUARTERLY FINANCIAL DATA
(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2006:
Revenue	$33,318	$43,303	$40,737	$46,110
Gross profit	23,396	28,849	27,388	29,179
Income from continuing operations	7,218	(12,632)	7,443	5,019
Net income	7,353	(12,720)	7,269	4,900
Earnings per share — continuing operations
Earnings per share, basic	0.21	(0.37)	0.21	0.15
Earnings per share, diluted	0.20	(0.37)	0.20	0.14
2005:
Revenue	$25,370	$27,128	$27,272	$33,090
Gross profit	19,441	20,422	20,275	23,462
Income from continuing operations	6,079	6,829	8,051	8,145
Net income	6,122	6,845	8,059	8,154
Earnings per share — continuing operations
Earnings per share, basic	0.17	0.19	0.23	0.24
Earnings per share, diluted	0.17	0.19	0.22	0.23

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

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005. Additionally, our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted to reflect these splits. See Note 10.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended October 31, 2006, 2005 and 2004

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at
	Beginning	Charged to	Stargames	Deductions/	Balance at
	of Period	Expense(a)	Acquisition	Other	End of Period
Allowance for bad debts (Accounts receivable):
2006	$283	$(777)	$1,907	$(9)	$1,422
2005	$740	$(165)	$—	$292	$283
2004	$340	$202	$—	$(198)	$740
Allowance for bad debts (Investment in sales-type leases and notes receivalbe):
2006	$631	$240	$—	$190	$681
2005	$491	$394	$—	$254	$631
2004	$225	$301	$—	$35	$491

(a)            For the year ended October 31, 2006, favorable collections efforts, primarily at Stargames, resulted in a credit of ($777) in the provision for bad debts related to accounts receivable.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, as of October 31, 2006 our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2006 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects. As a result of the deficiency described above, we have performed additional analysis and post closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

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

We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2006. This evaluation was performed using the Internal Control - Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Stargames Limited acquired in February 2006 whose financial statements reflect approximately 24.8% of our total revenue for the year ended October 31, 2006 and approximately 41.8% of our total assets at October 31, 2006. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of October 31, 2006.

The specific material weakness identified by management is described as follows:

The Company did not have adequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in the operating effectiveness of internal controls resulted in adjustments to revenue recognized and the impairment write-down of an equity method investment. While such adjustments were not deemed to be individually material to the financial statements as of and for the year ended October 31, 2006 they were deemed to be material in the aggregate.

Deloitte & Touche LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report follows this Item 9A.

Changes in Internal Control Over Financial Reporting

Except for the remediation initiatives with respect to the prior year material weakness described below, there have been no changes in our internal control over financial reporting that occurred during our fiscal year ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Initiatives - Prior Year Material Weakness

As reported in Item 9A of our Annual Report on Form 10-K dated February 27, 2006, management previously concluded that its internal control over financial reporting was not effective as of October 31, 2005. Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness. Specifically, we did not have appropriate internal controls specific to the recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions, and identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over revenue recognition to the preparation of reliable financial statements.

Throughout the fiscal year ended October 31, 2006, the Company implemented certain control improvements to address the prior year material weakness described above. These included, but were not limited to, the following remediation initiatives:

•       Improvement and enhancement of the contract administration process, including review of distributor agreements, to ensure the circulation and review of non-standard contracts, arrangements or transactions by the accounting department;

•       Provided additional training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements in the area of revenue recognition. Additionally, provided training to our sales organization to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

•       Employed additional finance and accounting staff as well as added qualified personnel and consultants, as necessary, to further assist in the remediation and monitoring of internal control deficiencies.

However, notwithstanding such remediation initiatives, as a result of the above material weakness identified at October 31, 2006 over the application of generally accepted accounting principles to non-routine transactions, the Chief Executive Officer and Chief Financial Officer have concluded that the material weakness related to inadequate controls in place to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms still existed at October 31, 2006.

Remediation Plan

Subsequent to October 31, 2006, the Company will identify and adopt measures to remedy the material weakness described above. Such remedial measures include, but are not limited to, the following actions:

•       Improving the process related to non-routine events and transactions to ensure appropriate communication and evaluation of such events and transactions;

•       Management will review all current policies, practices, and controls related to revenue recognition, and provide additional education and training to our organization to heighten the awareness of revenue recognition concepts, with emphasis on non-standard contracts; and

•       Management will review all current policies, practices, and controls related to evaluating impairment considerations in connection with its equity investments and other non-routine transactions and provide additional education and training as necessary.

The implementation of these initiatives and additional procedures being developed is a priority for us in fiscal year 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Shuffle Master, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of October 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Stargames Limited, which was acquired in February 2006 and whose financial statements reflect total assets and revenues constituting 41.8 and 24.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2006. Accordingly, our audit did not include the internal control over financial reporting for this acquired business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not have adequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in the operating effectiveness of internal controls resulted in adjustments to revenue recognized and the impairment write-down of an equity method investment. While such adjustments were not deemed to be individually material to the financial statements as of and for the year ended October 31, 2006 they were deemed to be material in the aggregate.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2006, of the Company and our report dated January 16, 2007, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment,on November 1, 2005.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 16, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

•       Information regarding our directors, including the audit committee financial expert, appears under the caption “Election of Directors” in our Fiscal 2006 Proxy Statement and is incorporated herein by reference.

•       Executive Officers of the Registrant. The information under the caption “Executive Officers” in our Fiscal 2006 Proxy Statement is incorporated herein by reference.

•       Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2006 Proxy Statement is incorporated herein by reference.

•       Information regarding our Code of Conduct appears in our Fiscal 2006 Proxy Statement, under the caption “Proposal 1—Election of Directors—Corporate Governance—Compliance Committee,” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” “Compensation of Directors,” “Report of Compensation Committee on Executive Compensation,” and “Stock Performance Graph” in our Fiscal 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Party Transactions” in our Fiscal 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2006 Proxy Statement under the captions “Independent Auditor” and “Report of the Audit Committee” and is incorporated herein by reference.

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
3.5

Amendment to Shuffle Master’s Corporate Bylaws, as adopted by our board of directors on January 11, 2005 (incorporated by reference to exhibit 3.4 to our Annual Report on Form 10-K, filed January 13, 2005).

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

10.8

Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated January 9, 2006 (Incorporated by reference to exhibit 10.5 in our Annual Report on Form 10-K for the year ended October 31, 2005).

10.9

Employment Agreement, by and between Shuffle Master, Inc. and Richard L. Baldwin, dated November 30, 2006 (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K dated December 5, 2006).

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

10.17

Shuffle Master Australasia Pty Ltd’s Bidder Statement, along with Stargames’ Target Statement, each dated November 15, 2005 (Incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K filed November 15, 2005).

10.18

Asia Representative Agreement among Shuffle Master, Inc., Stargames Limited, Melco International Development Limited and Elixir Group Limited, dated April 13, 2006 (Request for Confidential Treatment filed with SEC).

10.19	Patent Licensing Agreement between Shuffle Master, Inc. and Progressive Gaming International Corporation dated September 29, 2006 (Request for Confidential Treatment filed with SEC).
10.20

Credit Agreement, dated November 30, 2006, among Shuffle Master, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank, Deutsche Bank Securities, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed December 6, 2006).

10.21

Security Agreement, dated November 30, 2006, between Shuffle Master, Inc. and the guarantors party thereto in favor of Deutche Bank Trust Company Americas (Incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K filed December 6, 2006).

21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC.
Dated:	January 16, 2007	By:	/s/ MARK L. YOSELOFF
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK L. YOSELOFF	Chairman and Chief Executive Officer	January 16, 2007
Mark L. Yoseloff	(Principal Executive Officer)
/s/ PAUL C. MEYER	President and Chief Operating Officer	January 16, 2007
Paul Meyer
/s/ RICHARD L. BALDWIN	Chief Financial Officer and Chief	January 16, 2007
Richard Baldwin	Accounting Officer
(Principal Accounting Officer)
/s/ LOUIS CASTLE	Director	January 16, 2007
Louis Castle
/s/ TODD D. JORDAN	Director	January 16, 2007
Todd D. Jordan
/s/ GARRY W. SAUNDERS	Director	January 16, 2007
Garry W. Saunders