Form 10-K/A
period 2006-10-31
SHUFFLE MASTER INC
filed 2007-01-17
CIK 718789

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

EXPLANATORY NOTE

Shuffle Master, Inc. amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2006 that we filed yesterday on January 16, 2007 in order to add certain language to the Report of Independent Registered Public Accounting Firm regarding the nature, timing and extent of audit tests applied and reference to the financial statement schedule. This was the only change to our previously filed Form 10-K.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not have adequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in the operating effectiveness of internal controls resulted in adjustments to revenue recognized and the impairment write-down of an equity method investment. While such adjustments were not deemed to be individually material to the financial statements as of and for the year ended October 31, 2006 they were deemed to be material in the aggregate. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006, of the Company and our report dated January 16, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment,on November 1, 2005.

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