Form 10-K/A
period 2006-10-31
SHUFFLE MASTER INC
filed 2007-04-23
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to effect a restatement of the previously issued consolidated financial statements of Shuffle Master, Inc. (either the “Company,” “we” or “our”), as of October 31, 2006 and for the year ended October 31, 2006 and the unaudited selected quarterly financial information for the three months ended October 31, 2006 included in our Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2007 (the “Original Filing”). The Company is restating its previously issued consolidated financial statements to correct an error which resulted from the inadvertent failure to eliminate inter-company profit on inventory that we purchased from our wholly-owned subsidiary Casinos Austria Research & Development GmbH & Co KG (“CARD”), resulting in a $1,616 overstatement of inventory as of October 31, 2006, a $1,616 understatement of cost of sales and service and a $1,211 overstatement of our net income from continuing operations for the three-month and twelve-month periods ended October 31, 2006. In conjunction therewith, the Company has made certain other miscellaneous adjustments. For further discussion regarding the restatement, see Note 2 to the consolidated financial statements, Restatement of Consolidated Financial Statements, included in Item 8 of this Amendment No. 2.

All information in this Amendment No. 2 is as of January 17, 2007 and does not reflect any subsequent information or events other than the restatement discussed in Note 2 to the consolidated financial statements. For the convenience of the reader, this Amendment No. 2 sets forth the originally filed Form 10-K/A in its entirety, and amended solely as the result of, and to reflect the restatement.

This Amendment No. 2 amends and restates Item 1 of Part I and Items 6,7,8, and 9A of Part II of the Original Filing to reflect the effects of the restatement. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 2 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED OCTOBER 31, 2006

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

We maintain an Internet website at www.shufflemaster.com and we make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with the Securities and Exchange Commission. We also provide a variety of other information including all of our press releases. We have included our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

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

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line	2006	2005	2004
Utility Products:
Shufflers	49.0%	55.6%	52.9%
Chippers	3.6%	2.6%	*
Table iD and Bloodhound	*	*	*
Entertainment Products:
Proprietary Table Games	23.4%	35.4%	44.4%
Multi-Terminal Gaming Machines	10.2%	4.3%	1.2%
Electronic Gaming Machines	12.9%	1.0%	*
Other Entertainment	*	*	*
Other revenue	*	*	*
	100.0%	100.0%	100.0%

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

In 2006, we purchased Stargames Limited of Sydney, Australia. Stargames has a broad range of intellectual property that complements our existing portfolio. In particular, the intellectual property relating to multi-player gaming platforms significantly expands the types of proprietary game systems that are now available to our customers.

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

Research and Development Costs.   Because we believe that one of our strengths is identifying new product opportunities and developing new products, we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses for continuing operations were $12,910, $7,784, and $6,185 in fiscal 2006, 2005, and 2004, respectively.

Significant Customer Sales, Foreign Sales and Foreign Assets.   For the years ended October 31, 2006, 2005 and 2004, sales to customers outside the United States accounted for 44%, 23%, and 23%, respectively, of consolidated revenue. At October 31, 2006, one customer’s balance accounted for 12% of our trade accounts receivable, net. No single customer’s balance exceeded 10% of our investment in sales-type leases and notes receivable. At October 31, 2006, no individual customer accounted for more than 10% of consolidated revenue. As of October 31, 2006, approximately 72% of our long-lived assets, primarily acquired intangible assets, were outside the United States. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 15 to our consolidated financial statements.

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

Stargames.   As discussed in Note 3 to our consolidated financial statements, on February 1, 2006, our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. We began consolidating Stargames’ operating results as of February 1, 2006. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. The shares purchase was funded by temporary bridge financing and we secured permanent financing in November 2006. For additional information on the financing related to the Stargames acquisition, see Note 8 and Note 17 to our consolidated financial statements.

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

Additional information regarding our acquisition of Stargames is included in Note 3 to our consolidated financial statements.

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

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making, and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making, and may in the future make, claims of infringement against us or against our licensees or manufacturers in connection with their use of our technology. For information on Legal Proceedings, see Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A for the year ended October 31, 2006. As discussed in Note 16 to our consolidated financial statements for the fiscal year ended October 31, 2006, we are currently in litigation over various intellectual property matters. Any claims, even those which are without merit, could:

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

Our products are subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which they are used. We will also become subject to regulation in any other jurisdiction where our customers operate in the future. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in gaming operations, including makers of gaming equipment such as ourselves. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a summary of gaming regulations that affect our business, see “Gaming Regulation” in Item 1 of this Annual Report on Form 10-K/A for the year ended October 31, 2006.

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

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights. For information on our current material litigation and our current assessments, see Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A for the year ended October 31, 2006. As discussed in Note 16 to our consolidated financial statements for the fiscal year ended October 31, 2006, we are currently in litigation over various intellectual property matters. Our current assessment of each matter may change based on future unknown or unexpected events. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an unanticipated adverse result, there could be a material impact on our results of operations or financial position.

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

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe and Australasia, accounted for approximately 44% of our consolidated revenue in fiscal 2006. We expect the percentage of our international sales to increase in fiscal 2007 and thereafter due to our acquisition of Stargames in February 2006. Accordingly, our future results could be harmed by a variety of factors, including:

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

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share, ratios, and unit amounts)
Operating Results:
Total revenue	$162,991	$112,860	$84,783	$58,351	$48,677
Cost of revenue	56,721	29,260	19,403	11,599	11,092
Gross profit	106,270	83,600	65,380	46,752	37,585
Selling, general and administrative	51,299	30,559	22,953	15,788	12,890
Research and development	12,910	7,784	6,185	4,183	2,667
Gain on sale of patent	(4,566)	—	—	—	—
In-process research and development	19,145	—	—	—	—
Income from operations	27,482	45,257	36,242	26,781	22,028
Other (expense) income	(6,699)	(657)	(1,600)	256	650
Equity method investment loss	(416)	—	—	—	—
Impairment of investments	(1,655)	(1,000)	—	—	—
Income from continuing operations before tax	18,712	43,600	34,642	27,037	22,678
Provision for income taxes	13,373	14,496	12,125	9,458	7,937
Income from continuing operations	$5,339	$29,104	$22,517	$17,579	$14,741
Earnings per share — continuing operations:
Basic	$0.15	$0.83	$0.63	$0.47	$0.37
Diluted	$0.15	$0.80	$0.60	$0.45	$0.36
Weighted average shares, basic	34,585	34,924	35,955	37,626	39,821
Weighted average shares, diluted	36,052	36,378	37,308	38,661	41,211
Dividends declared	$—	$—	$—	$—	$—
Balance Sheet as of October 31:
Cash, cash equivalents, and investments	$8,917	$34,088	$47,038	$10,425	$19,422
Working capital	$(18,895)	$57,634	$65,671	$25,809	$31,775
Total assets	$305,207	$193,117	$185,292	$59,418	$60,603
Long-term obligations	$164,367	$162,659	$157,648	$250	$1,518
Shareholders’ equity	$32,549	$13,400	$14,729	$47,723	$50,267
Common shares outstanding	34,895	34,527	34,958	37,072	38,871
Current ratio	0.8	4.4	6.2	3.3	4.6
Book value per share as of October 31	$0.93	$0.39	$0.42	$1.29	$1.29
Cash Flow Data:
Cash provided by operating activities	$34,021	$34,508	$26,587	$20,630	$18,957
Cash (used) provided by investing activities	$(104,142)	$(6,526)	$(56,540)	$754	$(6,006)
Cash (used) provided by financing activities	$65,923	$(35,027)	$47,859	$(22,314)	$(12,429)
Depreciation and amortization	$18,173	$12,179	$8,042	$8,126	$7,406
Capital expenditures	$(15,676)	$(18,969)	$(7,143)	$(5,584)	$(5,976)
Installed Unit Base by Product:
Shufflers	22,347	18,589	15,289	11,090	9,475
Proprietary Table Games	4,219	3,681	3,233	1,732	1,527
Multi-Terminal Gaming Seats	4,576	510	100	—	—
Electronic Gaming Machine Seats	16,279	—	—	—	—

See Note 2 to the Consolidated Financial Statements, Restatement of Consolidated Financial Statements, for a description of the restatement of our previously filed consolidated financial statements as of October 31, 2006 and for the year then ended.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 2 to the consolidated financial statements, our financial statements as of and for the year ended October 31, 2006 have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

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

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended October 31,
	2006		2005		2004
Revenue
Utility products	$86,792	53.2%	$67,029	59.4%	$45,947	54.2%
Entertainment products	75,961	46.7%	45,539	40.3%	38,705	45.7%
Other	238	0.1%	292	0.3%	131	0.1%
Total revenue	162,991	100.0%	112,860	100.0%	84,783	100.0%
Cost of revenue	56,721	34.8%	29,260	25.9%	19,403	22.9%
Gross profit	106,270	65.2%	83,600	74.1%	65,380	77.1%
Selling, general and administrative	51,299	31.5%	30,559	27.0%	22,953	27.1%
Research and development	12,910	7.9%	7,784	6.9%	6,185	7.3%
Gain on sale of patent	(4,566)	-2.8%	—	0.0%	—	0.0%
In-process research and development	19,145	11.7%	—	0.0%	—	0.0%
Income from operations	27,482	16.9%	45,257	40.2%	36,242	42.7%
Other expense	(6,699)	(4.1%)	(657)	(0.6%)	(1,600)	(1.9%)
Equity method investment loss	(416)	(0.3%)	—	0.0%	—	0.0%
Impairment of investments	(1,655)	(1.0%)	(1,000)	(0.9%)	—	0.0%
Income from continuing operations before tax	18,712	11.5%	43,600	38.7%	34,642	40.8%
Provision for income taxes	13,373	8.2%	14,496	12.8%	12,125	14.3%
Income from continuing operations	5,339	3.3%	29,104	25.9%	22,517	26.5%
Discontinued operations, net of tax	(246)	(0.2%)	76	0.1%	1,627	1.9%
Net income	$5,093	3.1%	$29,180	26.0%	$24,144	28.4%

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

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Revenue:
Leases and royalties	$49,551	$48,571	$43,115	2.0%	12.7%
Sales and service	113,202	63,997	41,537	76.9%	54.1%
Other	238	292	131	(18.5%)	122.9%
Total	$162,991	$112,860	$84,783	44.4%	33.1%
Cost of revenue:
Leases and royalties	$11,794	$9,692	$8,206	21.7%	18.1%
Sales and service	44,927	19,568	11,197	129.6%	74.8%
Total	$56,721	$29,260	$19,403	93.9%	50.8%
Gross profit:
Leases and royalties	$37,757	$38,879	$34,909	(2.9%)	11.4%
Sales and service	68,275	44,429	30,340	53.7%	46.4%
Other	238	292	131	(18.5%)	122.9%
Total	$106,270	$83,600	$65,380	27.1%	27.9%
Gross margin:
Leases and royalties	76.2%	80.0%	81.0%
Sales and service	60.3%	69.4%	73.0%
Total	65.2%	74.1%	77.1%

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

Fiscal 2006 compared to Fiscal 2005

Overall, total revenue increased for the year ended October 31, 2006 as compared to the prior year period. Consolidated revenue for the year was $162,991 as compared to $112,860 in the prior year. The increase was a result of strong performance in both operating segments as well as our lease and royalties and sales and service business models. We experienced strong results in our sold units installed base within our Utility segment. Our Entertainment segment was favorably impacted by organic growth as well as our acquisition of Stargames effective February 1, 2006. The increase in the number of units sold resulted from greater placements of our products, acquisitions of products, market growth and the expansion of operations both domestically and internationally. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars increased for the year ended October 31, 2006. However, as a percentage of revenue, our gross margin percentage decreased 8.9% for the year ended October 31, 2006 as compared to the same prior year period. The decline in our gross margin percentages are attributed to a shift in product mix year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our

Entertainment Products segment. Additionally, amortization of Stargames product related intangibles of $1,545 is included in cost of sales and service in our consolidated statements of income for the year ended October 31, 2006 compared to $0 for the same prior year period. Our sales of Easy Chipper® and Table Master, which are higher cost products, have also increased year-over-year and have unfavorably impacted our overall margin. Additionally, we had fewer lifetime license sales than in the prior period which resulted in an unfavorable impact on gross margin dollars.

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

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2006	2005	2004	06 vs. 05	05 vs. 04
Selling, general and administrative	$51,299	$30,559	$22,953	67.9%	33.1%
Percentage of revenue	31.5%	27.0%	27.1%
Research and development	$12,910	$7,784	$6,185	65.9%	25.9%
Percentage of revenue	7.9%	6.9%	7.3%
In-process research and development	19,145	—	—	100.0%	0.0%
Percentage of revenue	11.7%	0.0%	0.0%
Total operating expenses	$83,354	$38,343	$29,138	117.4%	31.6%
Percentage of revenue	51.1%	33.9%	34.4%

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

•       Corporate legal fees were $4,946 and $3,825 for the years ended October 31, 2006 and 2005, respectively. The legal fees in the prior year were favorably impacted by the $800 legal settlement related to the VendingData I litigation and a $1,471 reimbursement of certain legal fees pursuant to the terms of the patent purchase agreement with IGT. Current period legal fees relate predominately to the MP Games I and II litigation (See Note 16 to our consolidated financial statements). We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

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

Excluding the impact of the costs associated with the expensing of share-based compensation and our additional professional fees related to the delayed filing of our Form 10-K for fiscal 2005, SG&A as a percentage of revenue for the year ended October 31, 2006 and 2005 was 27.8% and 26.4%, respectively.

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

R&D includes amortization of our patents for products still under development. Amortization for the year ended October 31, 2006 included amortization of our 50% ownership interest in the ENPAT patents. Our R&D costs will be favorably impacted in the future by the sale of our remaining 50% ownership interest in the ENPAT patents to IGT on July 31, 2006. See Note 3 to our consolidated financial statements.

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

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of October 31, 2006. For the years ended October 31, 2006, 2005 and 2004, respectively, interest income related to our investment in sales type leases and notes receivable was $1,229 ,$948 and $480.

Interest expense for the periods ended October 31, 2006, 2005 and 2004 is primarily related to the $150,000 of Notes due in April 2024. Interest Expense in 2006 also includes interest expense on the Bridge Loan which matures in November 2006. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

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

INCOME TAXES

Our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2006	2005	2004
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
In-process research and development	35.8%	0.0%	0.0%
Foreign dividend inclusion	9.9%	0.0%	0.0%
Other permanent differences	(6.0%)	(1.9%)	(1.4%)
State income taxes, net of federal benefit	2.5%	2.1%	2.0%
Tax credits	(8.4%)	(1.8%)	(1.4%)
Effect from foreign tax rate differences	1.4%	0.7%	0.9%
Other	1.3%	(0.8%)	(0.1%)
Effective tax rate	71.5%	33.3%	35.0%

Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the year ended October 31, 2006 would have been 35.3%.

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

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carryforwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year. Additional information regarding income taxes is included in Note 14 to our consolidated financial statements.

EARNINGS PER SHARE

	Year Ended October 31,
	2006	2005	2004
Income from continuing operations	$5,339	$29,104	$22,517
Basic earnings per share, continuing operations	$0.15	$0.83	$0.63
Diluted earnings per share, continuing operations	$0.15	$0.80	$0.60
Weighted average shares data:
Basic	34,585	34,924	35,955
Dilutive impact of stock options and restricted stock	1,176	1,343	1,353
Dilutive effect of contingent convertible notes	291	111	—
Diluted	36,052	36,378	37,308
Outstanding shares data:
Shares outstanding, beginning of year	34,527	34,958	37,072
Options exercised	697	851	1,445
Shares repurchased	(317)	(1,473)	(4,797)
CARD acquisition	—	—	1,151
Other	(12)	191	87
Shares outstanding, end of year	34,895	34,527	34,958

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

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of October 31, 2006, our shuffler installed base totaled 22,347 units, a 20.2% increase from 18,589 as of October 31, 2005. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

As part of the CARD acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper. The Easy Chipper simplifies the handling of gaming chips and accurately tracks chip volume and value, which increases the productivity and security on high volume chip tables such as Roulette. During May 2005, we announced our first Easy Chipper orders, the first release of a new product developed by CARD since the acquisition. During the year ended October 31, 2006, we sold 225 Easy Chipper units, and placed 5 Easy Chipper units on lease. For fiscal 2006, total revenue contribution from the Easy Chipper was approximately $4,667 as compared to $2,600 for the same prior year period.

Our Table iD product remains in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. Currently, Entertainment Products segment revenue is derived substantially from our live proprietary table game content. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker® , Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. As of October 31, 2006, our proprietary table game installed base totaled 4,219 games, a 14.6% increase from 3,681 games as of October 31, 2005. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Utility Products segment revenue
Lease	$24,048	$23,721	$327	1.4%
Sales — Shuffler	50,363	34,868	15,495	44.4%
Sales — Chipper	5,367	2,930	2,437	83.2%
Service and other	7,014	5,510	1,504	27.3%
Total sales and service	62,744	43,308	19,436	44.9%
Total Utility Products segment revenue	$86,792	$67,029	$19,763	29.5%
Utility Products segment operating income	$42,445	$32,595	$9,850	30.2%
Utility Products segment operating margin	48.9%	48.6%
Shufflers installed base (end of year)
Lease units	4,717	4,809	(92)	(1.9%)
Sold units, inception-to-date
Beginning of year	13,780	11,151	2,629	23.6%
Sold during year	4,297	3,062	1,235	40.3%
Less trade-ins and exchanges	(447)	(433)	(14)	3.2%
End of year	17,630	13,780	3,850	27.9%
Total installed base	22,347	18,589	3,758	20.2%
Chipper installed base (end of year)
Lease units	15	10	5	50.0%
Sold units, inception-to-date
Beginning of year	122	—	122	100.0%
Sold during year	225	122	103	84.4%
Subtotal	347	122	225	184.4%
Total installed base	362	132	230	174.2%

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper product line.

For the year ended October 31, 2006, Utility Products segment revenue increased 29.5%, compared to the prior year, primarily due to a 44.9% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased by 1.4% as compared to the prior year.

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

The increase in Utility Products sales and service revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•       An increase of 1,235 shuffler units sold from 3,062 to 4,297, a 40.3% increase.

•       The increase in sold shuffler units was comprised primarily of additional sales of Deck Mate, one2six and MD2 shufflers of 1,187, 1,155 and 1,087, respectively, in the current period compared to 784, 775 and 423, respectively, in the prior year.

•       Fiscal 2006 included a greater percentage of sales of our higher-priced models, including the one2six and MD2 shufflers, resulting in a 3.0% increase in the average shuffler sales price per unit from approximately $11,380 to approximately $11,720.

•       An increase in Easy Chipper units sold, from 122 to 225. Chipper sale revenue of $5,367 includes $784 attributable to our legacy chipper product acquired from CARD. The 27 sold units from this product are excluded from the chipper units sold table above. For the year ended October 31, 2006, Easy Chipper sales revenue was approximately $4,583 as compared to $2,600 in the same prior year period.

Utility Products segment operating income for the year ended October 31, 2006, increased 30.2%, compared to the same prior year period, and operating segment margin increased from 48.6% to 48.9%, primarily due to greater sales volume of our shuffler business and increased sales of the Easy Chipper product. Gross margin includes amortization expense associated with the one2six shuffler and Easy Chipper of $3,534 for the year ended October 31, 2006, compared to $2,799 for the same prior year period.

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

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases — Table games	$23,858	$24,119	$(261)	(1.1%)
Royalties and leases — Multi-Terminal Gaming Products	1,616	650	966	148.6%
Royalties and leases — Electronic Gaming Machines	—	—	—	0.0%
Other	29	81	(52)	(64.2%)
Total royalties and leases	25,503	24,850	653	2.6%
Sales — Table games	14,083	15,503	(1,420)	(9.2%)
Sales — Multi-Terminal Gaming Products	14,617	4,990	9,627	192.9%
Sales — Electronic Gaming Machines	13,687	—	13,687	100.0%
Service and other	8,071	196	7,875	4,017.9%
Total sales and service revenue	50,458	20,689	29,769	143.9%
Total Entertainment Products segment revenue	$75,961	$45,539	$30,422	66.8%
Entertainment Products segment operating income	$17,341	$33,529	$(16,188)	(48.3%)
Entertainment Products segment operating margin	22.8%	73.6%
Table games installed base (end of year)
Royalty units	2,986	2,913	73	2.5%
Sold units, inception-to-date
Beginning of year	768	365	403	110.4%
Sold during year	465	403	62	15.4%
Subtotal	1,233	768	465	60.5%
Total installed base	4,219	3,681	538	14.6%
Multi-Terminal Gaming Products installed base (end of year)
Lease seats	424	200	224	112.0%
Sold seats, inception-to-date
Beginning of year	310	75	235	313.3%
Sold during year	811	235	576	245.1%
Stargames acquired base	3,031	—	3,031	100.0%
Subtotal	4,152	310	3,842	1,239.4%
Total installed base	4,576	510	4,066	797.3%
Electronic Gaming Machines installed base (end of year)
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of year	—	—	—	0.0%
Sold during year	1,607	—	1,607	100.0%
Stargames acquired base	14,672	—	14,672	100.0%
Subtotal	16,279	—	16,279	100.0%
Total installed base	16,279	—	16,279	100.0%

For the year ended October 31, 2006, Entertainment Products segment revenue increased 66.8%, compared to the same prior year period primarily due to a $33,162 contribution from the Stargames product line. These increases were partially offset by decreases in lifetime license sale revenue.

The increase in Entertainment Products royalty and lease revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•       A net increase of 73 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Royal Match 21, Bet the Set “21”™, Dragon Bonus® and Ultimate Texas Hold’em™. These side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price from $951 to $669. The table game royalty unit increases were offset by the conversion of 434 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Fortune Pai Gow Poker which currently yields higher average monthly lease prices than our more recent game introductions. These conversions are consistent with our replacement sales strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 393 royalty units and consisted primarily of Three Card Poker and Let It Ride.

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

Entertainment Products segment operating income for the year ended October 31, 2006 decreased $16,188 or 48.3% and operating margin for the year ended October 31, 2006 decreased to 22.8% from 73.6% for the same prior year period. The decrease in segment operating income as well as segment operating margin was predominantly caused by the one-time IPR&D charge recognized during the three months ended April 30, 2006 related to the acquisition of Stargames. Entertainment Products segment operating margin, excluding IPR&D, for the year ended October 31, 2006, decreased to 48.0% from 73.6%. Entertainment Product margins were negatively impacted by amortization expense of $1,545 and a book to physical inventory adjustment of $1,300 related to Stargames for the year ended October 31, 2006. No comparable expenses were incurred for the year ended October 31, 2005. Additionally, the products contributed by Stargames have a lower operating margin than our traditional Entertainment Products. Shuffle Up’s operating results were not material to fiscal 2006.

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

LIQUIDITY

Working Capital.   The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Cash, cash equivalents, and investments	$8,917	$34,088	$(25,171)	(73.8%)
Working capital	$(18,895)	$57,634	$(76,529)	(132.8%)
Current ratio	0.8	4.4	(3.6)	(81.8%)

As of October 31, 2006, the Bridge Loan was due to mature November 30, 2006; accordingly it has been classified in current liabilities. This current maturity results in negative working capital. On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility. We drew $71,180 on the facility, which was used to repay in its entirety the existing Credit Agreement, dated as of January 25, 2006. See Note 17 to our consolidated financial statements.

Excluding the short-term bridge financing of $70,000, the current ratio was approximately 2.3 as of October 31, 2006.

Cash Flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Income from continuing operations	$5,339	$29,104	$(23,765)	(81.7%)
Non-cash items	38,488	13,028	25,460	195.4%
Income tax related items	(3,266)	9,614	(12,880)	(134.0%)
Loss on investments and disposal of assets	1,655	1,066	589	55.3%
Investment in sales-type leases & notes receivable	(2,459)	(7,942)	5,483	(69.0%)
Other changes in operating assets and liabilities	(5,490)	(10,438)	4,948	(47.4%)
Discontinued operations, net of tax	(246)	76	(322)	(423.7%)
Cash flow provided by operating activities	$34,021	$34,508	$(487)	(1.4%)

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

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Net maturities of investments	$16,797	$5,483	$11,314	206.3%
Capital expenditures	(15,676)	(18,969)	3,293	(17.4%)
Business acquisitions, net of cash acquired	(114,608)	(228)	(114,380)	50,166.7%
Proceeds from sale of leased assets	1,845	1,632	213	13.1%
Net proceeds from sale of intangibles	7,500	9,039	(1,539)	(17.0%)
Other	—	(3,483)	3,483	(100.0%)
Cash flow used by investing activities	$(104,142)	$(6,526)	$(97,616)	1,495.8%

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

•       Proceeds from the sale of the ENPAT Patents of $7,500.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
Repurchases of common stock	$(8,665)	$(38,643)	$29,978	(77.6%)
Proceeds from stock option exercises, net	7,874	6,512	1,362	20.9%
Proceeds from bridge financing, net of issue costs	114,446	—	114,446	100.0%
Proceeds from other borrowings	4,153	—	4,153	100.0%
Excess tax benefit from stock option exercises	3,682	—	3,682	100.0%
Payments on bridge financing	(45,000)	—	(45,000)	100.0%
Payment of notes payable and other liabilities	(10,567)	(2,896)	(7,671)	264.9%
Cash flow provided (used) by financing activities	$65,923	$(35,027)	$100,950	(288.2%)

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

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2007. The balance of the liability as of October 31, 2006 and 2005 was $329 and $318, respectively.

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

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term obligations:
Contingent convertible notes	$150,000	$—	$150,000	$—	$—
Interest on convertible notes	4,688	1,875	2,813	—	—
Bridge Loan	70,000	70,000	—	—	—
BTI acquisition contingent consideration	4,441	—	—	—	4,441
Stargames credit facility	3,872	3,872	—	—	—
ENPAT note payable, including imputed interest	6,000	3,000	3,000	—	—
Magnum Gaming	526	—	—	—	526
VIP Note Payable	329	329	—	—	—
Other	1,057	119	363	303	272
Purchase commitments	14,703	14,703	—	—	—
Operating leases	3,914	1,360	1,726	589	239
Total	$259,530	$95,258	$157,902	$892	$5,478

Our contingent convertible notes may be called on April 15, 2009 as discussed in Note 8 to our consolidated financial statements. As such, the table above does not reflect interest related to the Notes of $28,047 which amount would be paid if the Notes are outstanding to the maturity in April 2024.

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

Bridge loan.   On January 25, 2006, we entered into a Credit Agreement with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Securities Inc., as Sole Arranger and Book Manager (the “Credit Agreement”), pursuant to which we obtained a bridge loan (the “Bridge Loan”) in the amount of $115,000, in order to finance the acquisition of Stargames. On April 24, 2006, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date for the Bridge Loan to July 24, 2006 and we agreed to use our commercially reasonable efforts to secure the loan extended under the Credit Agreement. On July 24, 2006, we entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extended the maturity date for the Bridge Loan to September 30, 2006. On July 31, 2006, we entered into a security agreement, as required by Amendment No. 2, with Deutsche Bank AG New York Branch, as collateral agent. On September 29, 2006, we entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement. Amendment No. 3 extended the maturity date for the Bridge Loan to October 31, 2006. On October 31, 2006, we entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement. Amendment No. 4 extended the maturity date for the Bridge Loan to November 30, 2006. The balance of the liability as of October 31, 2006, was $70,000. See Note 8 to our consolidated financial statements for more information.

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

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2007. The balance of the liability as of October 31, 2006 and 2005 was $329 and $318, respectively.

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” Deliverables are divided into separate units of accounting if:

•       The delivered items have value to the customer on a stand alone basis

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), requiring retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in November 2006. We applied the provisions of SFAS 154 in these financial statements presented as we are revising previously issued financial statements to reflect the correction of an error. See Note 2 for further discussion of the restatement.

In March 2005, the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”), providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006. See Note 9 for additional information.

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

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Payment, on November 1, 2005.

As discussed in Note 2, the accompanying 2006 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 16, 2007 (April 23, 2007 as to the effect of the second material weakness identified and described in Management’s Report on Internal Control over Financial Reporting), expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 16, 2007 (April 23, 2007 as to the effect of the restatement discussed in Note 2)

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended October 31,
	2006	2005	2004
	(As restated,
	see Note 2)
Revenue:
Utility products leases	$24,048	$23,721	$19,415
Utility products sales and service	62,744	43,308	26,532
Entertainment products leases and royalties	25,503	24,850	23,700
Entertainment products sales and service	50,458	20,689	15,005
Other	238	292	131
Total revenue	162,991	112,860	84,783
Costs and expenses:
Cost of leases and royalties	11,794	9,692	8,206
Cost of sales and service	44,927	19,568	11,197
Selling, general and administrative	51,299	30,559	22,953
Research and development	12,910	7,784	6,185
Gain on sale of patent	(4,566)	—	—
In-process research and development	19,145	—	—
Total costs and expenses	135,509	67,603	48,541
Income from operations	27,482	45,257	36,242
Other expense	(6,699)	(657)	(1,600)
Equity method investment loss	(416)	—	—
Impairment of investments	(1,655)	(1,000)	—
Income from continuing operations before tax	18,712	43,600	34,642
Provision for income taxes	13,373	14,496	12,125
Income from continuing operations	5,339	29,104	22,517
Discontinued operations, net of tax	(246)	76	1,627
Net income	$5,093	$29,180	$24,144
Basic earnings per share:
Continuing operations	$0.15	$0.83	$0.63
Discontinued operations	—	0.01	0.04
Net income	$0.15	$0.84	$0.67
Diluted earnings per share:
Continuing operations	$0.15	$0.80	$0.60
Discontinued operations	(0.01)	—	0.04
Net income	$0.14	$0.80	$0.64
Weighted average shares outstanding (adjusted for any stock splits):
Basic	34,585	34,924	35,955
Diluted	36,052	36,378	37,308

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31,
	2006	2005
	(As restated,
	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,906	$13,279
Investments	11	20,809
Accounts receivable, net of allowance for bad debts of $1,422 and $283	32,662	17,865
Investment in sales-type leases and notes receivable, net	10,064	8,219
Inventories	24,658	9,428
Prepaid income taxes	1,138	—
Deferred income taxes	6,785	1,837
Other current assets	5,172	3,255
Total current assets	89,396	74,692
Investment in sales-type leases and notes receivable, net	11,510	11,136
Products leased and held for lease, net	11,282	9,163
Property and equipment, net	9,779	4,144
Intangible assets, net	77,904	48,477
Goodwill	91,700	36,017
Deferred income taxes	4,294	2,400
Other assets	9,342	7,088
Total assets	$305,207	$193,117
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,217	$3,540
Accrued liabilities	11,326	6,547
Customer deposits	2,017	2,023
Deferred revenue	5,499	1,495
Income taxes payable	938	371
Note payable and current portion of long-term liabilities	77,294	3,082
Total current liabilities	108,291	17,058
Long-term liabilities, net of current portion	158,753	162,659
Deferred income taxes	5,614	—
Total liabilities	272,658	179,717
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding		—
Common stock, $0.01 par value; 151,875 shares authorized; 34,895 and 34,527 shares issued and outstanding	349	345
Additional paid-in capital	717	—
Deferred compensation	—	(5,788)
Retained earnings	22,391	17,298
Accumulated other comprehensive income	9,092	1,545
Total shareholders’ equity	32,549	13,400
Total liabilities and shareholders’ equity	$305,207	$193,117

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated	Total
			Additional	Deferred		Other	Share-
	Common Stock		Paid-in	Compen-	Retained	Comprehensive	holders’
	Shares	Amount	Capital	sation	Earnings	Income	Equity
Balance, November 1, 2003	37,072	165	—	—	47,558	—	47,723
Comprehensive Income:
Net Income	—	—	—	—	24,144	—	24,144
Currency translation adjustment	—	—	—	—	—	5,970	5,970
Total comprehensive income							30,114
Stock repurchased	(4,797)	(32)	(21,357)	—	(78,635)	—	(100,024)
Options exercised	1,445	9	2,339	—	4,570	—	6,918
Tax benefit from stock options	—	—	2,107	—	3,281	—	5,388
Issuance of restricted stock	90	1	1,955	(1,765)	—	—	191
April 2004 stock split	(3)	82	—	—	(220)	—	(138)
CARD acquisition	1,151	8	24,549	—	—	—	24,557
Balance, October 31, 2004	34,958	233	9,593	(1,765)	698	5,970	14,729
Comprehensive Income:
Net Income	—	—	—	—	29,180	—	29,180
Currency translation adjustment	—	—	—	—	—	(4,260)	(4,260)
Unrealized loss on investments	—	—	—	—	—	(165)	(165)
Total comprehensive income							24,755
Stock repurchased	(1,473)	(15)	(26,048)	—	(12,580)	—	(38,643)
Options exercised	851	9	6,283	—	—	—	6,292
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	5,287	—	—	—	5,287
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	193	2	4,781	(4,297)	—	—	486
Amortization of deferred compensation	—	—	—	274	—	—	274
January 2005 stock split	(2)	116	(185)	—	—	—	(69)
Balance, October 31, 2005	34,527	$345	$—	$(5,788)	$17,298	$1,545	$13,400
Comprehensive Income:
Net Income (As restated, see Note 2)	—	—	—	—	5,093	—	5,093
Currency translation	—	—	—	—	—	7,382	7,382
Reclassification of loss on investments	—	—	—	—	—	165	165
Total comprehensive income							12,640
Reclass deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Stock repurchased	(317)	(3)	(8,662)	—	—	—	(8,665)
Options exercised	697	7	7,867	—	—	—	7,874
Shares surrendered for stock option exercises	(76)	(1)	(2,119)	—	—	—	(2,120)
Share-based compensation expense	—	—	3,515	—	—	—	3,515
Tax benefit from stock option exercises	—	—	3,908	—	—	—	3,908
Issuance of restricted stock	64	1	(1)	—	—	—	—
Amortization of deferred compensation	—	—	1,997	—	—	—	1,997
Balance, October 31, 2006 (As restated, see Note 2)	34,895	$349	$717	$—	$22,391	$9,092	$32,549

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2006	2005	2004
	(As restated,
	see Note 2)
Cash flows from operating activities:
Net income	$5,093	$29,180	$24,144
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,173	12,179	8,042
Share-based compensation	5,512	760	—
In-process research and development	19,145
Gain on patent sale	(4,566)
Equity method investment loss	416	—	—
Provision for bad debts	(537)	229	503
Provision for inventory obsolescence	345	(140)	1,230
Excess tax benefit from stock option exercises	(3,682)	5,287	5,388
Tax benefit from stock option exercises	226	—	—
Loss on disposal of property	—	66	—
Impairment of investments	1,655	1,000	—
Gain before tax on slot disposition	—	—	(2,495)
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	(6,526)	(722)
Investment in sales-type leases and notes receivable	(2,459)	(7,942)	(6,071)
Inventories	(4,033)	(3,483)	(1,168)
Accounts payable and accrued liabilities	(2,434)	2,318	(3,259)
Customer deposits and deferred revenue	3,382	(48)	1,009
Deferred income taxes	(3,042)	(2,403)	938
Prepaid income taxes and income taxes payable	3,232	6,730	(1,084)
Other	2	(2,699)	132
Net cash provided by operating activities	34,021	34,508	26,587
Cash flows from investing activities:
Purchases of investments	(32,435)	(11,847)	(32,672)
Proceeds from sale and maturities of investments	49,232	17,330	13,965
Proceeds from sale of leased assets	1,845	1,632	—
Payments for products leased and held for lease	(9,167)	(9,520)	(3,846)
Purchases of property and equipment	(2,196)	(2,210)	(2,381)
Purchases of intangible assets	(4,313)	(7,239)	(916)
Acquisition of businesses	(114,608)	(228)	(38,594)
Proceeds from disposition of slot assets	—	—	8,858
Net proceeds from patent sale	7,500	9,039
Other	—	(3,483)	(954)
Net cash used by investing activities	(104,142)	(6,526)	(56,540)
Cash flows from financing activities:
Proceeds from issuance of convertible Notes	—	—	150,000
Proceeds from acquisition financing	115,000	—	—
Payments on acquisition financing	(45,000)
Proceeds from other borrowings	4,153	—	—
Repurchases of common stock	(8,665)	(38,643)	(100,024)
Proceeds from issuances of common stock, net	7,874	6,512	6,780
Debt issuance costs	(554)	—	(4,792)
Excess tax benefit from stock option exercises	3,682
Payment on notes payable and other liabilities	(10,567)	(2,896)	(4,105)
Net cash provided (used) by financing activities	65,923	(35,027)	47,859
Effect of exchange rate changes on cash	(175)	(256)	—
Net increase (decrease) in cash and cash equivalents	(4,373)	(7,301)	17,906
Cash and cash equivalents, beginning of year	13,279	20,580	2,674
Cash and cash equivalents, end of year	$8,906	$13,279	$20,580

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2006	2005	2004
Non-cash Investing and Financing transactions:
Note payable for patent purchase	$—	$9,229	$—
Accrued direct acquisition costs related to Stargames acquisition	1,750	—	—
Note payable and contingent consideration issued in connection with the acquisition of a business or assets	—	880	11,616
Common stock issued for acquisition of CARD	—	—	24,557
Issuance of restricted stock	2,113	4,781	1,956
Cash paid for:
Income taxes, net of refunds	$11,033	$5,576	$7,370
Interest	5,559	1,919	906

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

On February 1, 2006, we substantially completed our acquisition of Australian-based Stargames Limited (“Stargames”), a gaming company that develops, manufactures and distributes a wide range of innovative electronic entertainment gaming products to worldwide markets. Accordingly, the results of Stargames have been included in our consolidated financial statements beginning February 1, 2006. Stargames product offerings are classified as Entertainment Products and include Rapid Table Games and Vegas Star multi-terminal gaming machines, and a broad line of traditional video slot machines designed for the Australian, Asian and Latin American gaming markets. The Rapid series of games, which we previously distributed in the Americas and the Caribbean, combines a live dealer with multi-terminal electronic wagering. Current offerings include Rapid Roulette™, Rapid Sic-Bo™ and Rapid Big Wheel™. Vegas Star multi-terminal gaming machines currently feature animated dealers and a selection of public domain table games. The Vegas Star Nova line utilizes Stargames’ existing slot cabinet to extend the number of wagering terminals for a Vegas Star game, while minimizing the footprint required on the gaming floor. See Note 3 for more information related to the Stargames acquisition.

Principles of consolidation.   Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America and include all adjustments necessary to fairly present our consolidated results of operations, financial position, and cash flows for each period presented.

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

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

benefits from stock option exercises were classified as operating activities. We have evaluated the provisions of SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” and have elected the alternative method for establishing the APIC pool. Accordingly, the $3,682 of excess tax benefits are classified as an operating cash outflow and a financing cash inflow. See Note 9 for more information.

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. Deliverables are divided into separate units of accounting if:

•        The delivered items have value to the customer on a stand alone basis

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

Intangible assets.   Intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the trademark related to the Stargames and CARD acquisitions, which is not subject to amortization and is tested periodically for impairment, all of

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 2 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. See Note 7 for more information.

Impairment of long-lived assets.   We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with the SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS 142, “Goodwill and Other Intangible Assets”. We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value. Fair value is determined based on discounted expected future cash flows.

Goodwill.   In accordance with SFAS 142, goodwill is no longer amortized.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), requiring retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of errors. This statement is effective for us beginning in November 2006. We applied the provisions of SFAS 154 in these financial statements presented as we are revising previously issued financial statements to reflect the correction of an error. See Note 2 for further discussion of the restatement.

In March 2005, the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”), providing interpretive guidance on SFAS 123R valuation methods, assumptions used in valuation models, and the interaction of SFAS 123R with existing SEC guidance. The additional SAB 107 requirement for the classification of stock compensation expense to the same financial statement line as cash compensation affected our cost of product sales and gaming operations, related gross profits and margins, R&D, and SG&A expenses. We adopted the provisions of SFAS 123R and SAB 107 in the first quarter of fiscal 2006. See Note 9 for additional informati

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement of previously issued financial statements.   On March 9, 2007, and subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2006, the audit committee in consultation with management determined that those financial statements contained the following errors.

Intercompany profit eliminations.   In conjunction with the preparation of our quarterly financial statements for the three-month period ended January 31, 2007, we discovered that an error existed in our previously issued financial statements as of and for the twelve-month period ended October 31, 2006. The error resulted from the inadvertent failure to eliminate intercompany profit on inventory that we purchased from our wholly-owned subsidiary Casinos Austria Research & Development GmbH & Co KG (“CARD”), resulting in a $1,616 overstatement of inventory as of October 31, 2006, a $1,616 understatement of cost of sales and service and a $1,211 overstatement of our net income from continuing operations for the three-month and twelve-month periods ended October 31, 2006.

On October 31, 2006, CARD shipped shufflers to us and correctly recorded the intercompany sale pursuant to our transfer pricing policy. As the shufflers were en route from Vienna on October 31, 2006 and had not yet been received in Las Vegas, the inventory was accrued at the appropriate cost as defined in our transfer pricing policy; however, the remaining inter-company inventory profit was inadvertently not eliminated.

As a part of restating the twelve month period ended October 31, 2006 and the unaudited selected quarterly financial information for the three-month period ended October 31, 2006 our review of intercompany inventory profit elimination resulted in certain other corrections being recorded primarily related to accrued in-transit inventory. The net effect of these corrections was an overstatement of net income for the three and twelve month periods ended October 31, 2006 of $169.

Deferred income taxes and the income tax provision have been adjusted for the impact of this correction to eliminate intercompany profit.

Other miscellaneous adjustments.   As part of restating the twelve month period ended October 31, 2006 and the unaudited selected quarterly financial information for the three-month period ended October 31, 2006, we also recorded certain other errors which previously had been considered immaterial. The following briefly describes the nature and amount of the errors.

We identified a particular non-trade receivable as of October 31, 2006 which should have been reserved for due to our assessment of collectibility on the balance of $200. The restated consolidated financial statements were corrected to fully reserve for this amount as of October 31, 2006.

We identified an instance in which revenue was recognized upfront on the sale of a Table Master under the terms of a financed sale. In accordance with SOP 97-2, any extended payment terms may indicate that the price is not fixed or determinable and revenue should be recognized as payments from the customer become due. As of October 31, 2006, we do not have sufficient history to overcome the presumption that the price is not fixed or determinable. As a result, $174 of revenue and $81 of net income was deferred until the payments from the customer become due. We will continue to analyze our ability to collect under the original terms without making concessions for products that are subject to the provisions of SOP 97-2 in order to substantiate upfront revenue recognition treatment.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

We identified two transactions in which revenue was recognized on a bill and hold basis, at the customer’s request to hold the shipment of goods, resulting in revenue recognition prior to the physical delivery of goods to the customer. We determined that revenue should not be recognized until the goods have been physically shipped. As a result, the $303 of revenue and $105 of net income on these transactions was deferred until the physical delivery of the goods has occurred.

We identified an accrual related to direct acquisition costs associated with the acquisition of Stargames for $1,750 as of October 31, 2006, that should have been presented as a non-cash activity in the consolidated statements of cash flows for the twelve month period ended October 31, 2006. The restated consolidated statement of cash flows for the twelve month period ended October 31, 2006 has been corrected by reducing net cash provided by operating activities by $1,750 and reducing net cash used by investing activities by $1,750.

We corrected the classification of $430 of amortization related to certain intangibles from Research and Development to Cost of Goods Sold.

Subsequent to year-end, we received an interest penalty notification related to our IRS exam for 2003 and 2004 in the amount of $51. This penalty has been recorded as of October 31, 2006.

As part of our restatement procedures, we identified the following additional adjustments which have been recorded. We identified $3,361 of deferred revenue that was previously classified as customer deposits as of October 31, 2006. The restated consolidated balance sheet as of October 31, 2006 has been corrected to reclass $3,361 from customer deposits to deferred revenue.

As part of our final analysis of the fair market value of the assets and liabilities acquired from Stargames, with the assistance of an appraiser, we determined that the value of the acquired building should be increased by $938. The restated consolidated balance sheets as of October 31, 2006 has been adjusted to increase property and equipment and reduce goodwill.

As a result of the errors described above, the accompanying consolidated financial statements for the twelve month period ended October 31, 2006 and the unaudited selected quarterly financial information for the three-month period ended October 31, 2006 have been restated from the amounts previously reported.

Deferred taxes and the income tax provision have been adjusted for the impact of these other miscellaneous corrections.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The following is a summary of the effects of the restatements on the accompanying consolidated financial statements.

Consolidated Statement of Income

	Year Ended October 31, 2006
	As Previously Reported	Adjustments	Restated
Revenue:
Utility products sales and service	$63,047	$(303)	$62,744
Entertainment products sales and service	50,632	(174)	50,458
Total revenue	163,468	(477)	162,991
Costs and expenses:
Cost of leases and royalties	11,531	263	11,794
Cost of sales and service	43,125	1,802	44,927
Selling, general and administrative	51,099	200	51,299
Research and development	13,340	(430)	12,910
Total costs and expenses	133,674	1,835	135,509
Income from operations	29,794	(2,312)	27,482
Income from continuing operations before tax	21,024	(2,312)	18,712
Provision for income taxes	13,976	(603)	13,373
Income from continuing operations	7,048	(1,709)	5,339
Net income	6,802	(1,709)	5,093
Basic earnings per share:
Continuing operations	$0.20	$(0.05)	$0.15
Net income	$0.20	$(0.05)	$0.15
Diluted earnings per share:
Continuing operations	$0.20	$(0.05)	$0.15
Net income	$0.19	$(0.05)	$0.14

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Consolidated Balance Sheet

	As of October 31, 2006
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Inventories, net	$26,073	$(1,415)	$24,658
Prepaid income taxes	1,052	86	1,138
Deferred income taxes	6,149	636	6,785
Other current assets	5,591	(419)	5,172
Total current assets	90,508	(1,112)	89,396
Property and equipment, net	8,841	938	9,779
Goodwill	92,447	(747)	91,700
Total assets	306,128	(921)	305,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,166	$51	$11,217
Customer deposits	5,378	(3,361)	2,017
Deferred revenue	1,657	3,842	5,499
Note payable and current portion of long-term liabilities	77,097	197	77,294
Total current liabilities	107,562	729	108,291
Long-term liabilities, net of current portion	158,951	(198)	158,753
Deferred income taxes	5,357	257	5,614
Shareholders’ equity:
Retained earnings	24,100	(1,709)	22,391
Total shareholders’ equity	34,258	(1,709)	32,549
Total liabilities and shareholders’ equity	306,128	(921)	305,207

	Year Ended October 31, 2006
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$6,802	$(1,709)	$5,093
Inventories	(5,448)	1,415	(4,033)
Accounts payable and accrued liabilities	(729)	(1,705)	(2,434)
Customer deposits and deferred revenue	2,901	481	3,382
Deferred income taxes	(2,477)	(565)	(3,042)
Prepaid income taxes and income taxes payable	3,318	(86)	3,232
Other	(417)	419	2
Net cash provided by operating activities	35,771	(1,750)	34,021
Cash flows from investing activities:
Acquisition of Stargames	(116,358)	1,750	(114,608)
Net cash used by investing activities	(105,892)	1,750	(104,142)

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

3. ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

Stargames.   On February 1, 2006, we announced that our wholly owned indirect subsidiary, Shuffle Master Australasia Pty. Ltd., had substantially completed its acquisition of Stargames by purchasing 95% of the outstanding Stargames shares. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares for AU $1.55 per share.

Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we incurred total direct acquisition costs, consisting primarily of legal and due diligence fees, of approximately US $4,211. See Note 8 for information regarding the financing of the Stargames acquisition. The following table sets forth the determination of the consideration paid for Stargames at the date of acquisition:

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

Accounts receivable, net of $1,907 allowance for bad debts	$10,733
Inventory	11,338
Other current assets (including cash of $98)	4,240
Other long-term assets	8,053
Assumed liabilities	(18,566)
Deferred tax liabilities	(5,872)
Developed technology, average life of 4 years	8,338
Customer relationships, average life of 10 years	10,015
Tradename	17,291
Goodwill	52,297
In-process research and development	19,145
PVS disposal liability	(654)
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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The operating results for Stargames are included in the accompanying consolidated statements of income from the date of the acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the Stargames acquisition had occurred on November 1, 2005 and November 1, 2004, respectively, and is as follows:

	Twelve Months Ended	Twelve Months Ended
	October 31, 2006	October 31, 2005
	(Unaudited)	(Unaudited)
Revenue	$172,633	$162,557
Operating income	32,599	38,115
Discontinued operations	(413)	(123)
Net income	20,555	25,124
Basic earnings per share:
Net income	$0.59	$0.72
Diluted earnings per share:
Net income	$0.57	$0.69

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

Fair value disclosures of financial instruments.   We estimate that the fair values of accounts receivable, investment in sales-type leases, notes receivable, accounts payable and short term borrowings approximate their carrying values due to the relatively short-term nature of the instruments.

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
$21,574

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

6. OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2006	2005
Inventories:
Raw materials and component parts	$9,585	$4,235
Work-in-process	3,051	820
Finished goods	12,022	4,373
	$24,658	$9,428
Products leased and held for lease, net:
Utility products	$21,500	$18,091
Entertainment products	5,482	3,183
	26,982	21,274
Less: accumulated depreciation	(15,700)	(12,111)
	$11,282	$9,163
Property and equipment, net:
Office furniture and computer equipment	$6,835	$3,860
Leasehold improvements	4,673	2,629
Production equipment and other	9,672	3,923
	21,180	10,412
Less: accumulated depreciation	(11,401)	(6,268)
	$9,779	$4,144
Other long-term assets:
Debt issuance costs, net	$2,369	$3,328
Deposits	3,507	3,331
Equity method investment	1,931	—
Other	1,535	429
	$9,342	$7,088

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

7. INTANGIBLE ASSETS AND GOODWILL

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Goodwill.   Changes in the carrying amount of goodwill for the year ended October 31, 2006, are as follows:

Balance at October 31, 2005	$36,017
Stargames goodwill	52,297
Foreign currency translation adjustment	3,729
Other	(343)
Balance at October 31, 2006	$91,700

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility and Entertainment Products segment, as defined under SFAS 131.

8. NOTE PAYABLE AND LONG-TERM LIABILITIES

Note payable and long-term liabilities consisted of the following as of October 31:

	2006	2005
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Bridge loan, due November 2006	70,000	—
Stargames credit facility	3,872	—
BTI acquisition contingent consideration	4,441	6,167
ENPAT note payable, non-interest bearing, due in installments through 2007	5,823	8,518
Bet the Set “21” contingent consideration	526	549
VIP note payable	329	318
Other	1,056	189
	236,047	165,741
Less: current portion	(77,294)	(3,082)
	$158,753	$162,659

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

VIP note payable.   In connection with our acquisition of VIP in August 2005, we recorded a note payable with annual installments due each July through 2007. The balance of the liability as of October 31, 2006 and 2005 was $329 and $318, respectively.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Maturities of long-term debt, excluding contingent consideration, for the five fiscal years ending subsequent to October 31, 2006, are as follows:

Year ending October 31,
2007	$77,294
2008	3,007
2009	150,204
2010	204
2011	98
Thereafter	5,240
Total	$236,047

9. SHARE-BASED COMPENSATION

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	2006	2005	2004
Gross margin	$102	$—	$—
Selling, general and administrative	5,108	819	191
Research and development	302	—	—
Total share-based compensation	$5,512	$819	$191
Tax benefit	(1,720)	(300)	(70)
Total share-based compensation, net of tax	$3,792	$519	$121
SFAS 123R Expense as a% of Revenue:
Gross margin	0.1%	0.0%	0.0%
Selling, general and administrative expenses as a % of revenue	3.1%	0.7%	0.2%
Research and development as a % of revenue	0.2%	0.0%	0.0%

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
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

10. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows (all share and per share amounts have been restated to reflect our three-for-two stock split in April 2004 and January 2005):

	2006	2005	2004
Income from continuing operations	$5,339	$29,104	$22,517
Basic:
Weighted average shares	34,585	34,924	35,955
Diluted:
Weighted average shares, basic	34,585	34,924	35,955
Dilutive impact of options and restricted stock outstanding	1,176	1,343	1,353
Dilutive effect of contingent convertible notes	291	111	—
Weighted average shares, diluted	36,052	36,378	37,308
Basic earnings per share	$0.15	$0.83	$0.63
Diluted earnings per share	$0.15	$0.80	$0.60

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

11. SHAREHOLDERS’ EQUITY

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

13.         OTHER EXPENSE

Other income (expense) is comprised of the following for the years ended October 31:

	2006	2005	2004
Interest income	$1,998	$2,336	$888
Interest expense	(8,374)	(3,263)	(1,497)
Foreign currency gain (loss)	(414)	215	(992)
Other	91	55	1
	$(6,699)	$(657)	$(1,600)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of October 31, 2006. For the years ended October 31, 2006, 2005 and 2004, respectively, interest income related to our investment in sales type leases and notes receivable was $1,229 ,$948 and $480.

Interest expense for the periods ended October 31, 2006, 2005 and 2004 is primarily related to the $150,000 of Notes due in April 2024. Interest Expense in 2006 also includes interest expense on the Bridge Loan which matures in November 2006. A more detailed discussion of the Notes and the Bridge Loan are included below under the heading “Liquidity and Capital Resources.”

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The income tax provision (benefit) attributable to our continuing and discontinued operations is as follows for the years ended October 31:

	2006	2005	2004
Continuing operations	$13,373	$14,496	$12,125
Discontinued operations	(90)	44	876
Total	$13,283	$14,540	$13,001

The components of the provision for income taxes from continuing operations are as follows for the years ended October 31:

	2006	2005	2004
Current:
Federal	$13,647	$16,364	$9,447
State	658	1,210	1,082
Foreign	1,290	(526)	526
	15,595	17,048	11,055
Deferred:
Federal	(1,343)	(2,980)	718
State	(60)	(312)	—
Foreign	(819)	740	352
	(2,222)	(2,552)	1,070
Total	$13,373	$14,496	$12,125

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Deferred tax assets and liabilities consisted of the following as of October 31:

	2006	2005
Deferred tax assets:
Inventories	$4,429	$976
Accounts receivable	684	368
Employee benefits	768	234
Deferred revenue	835	44
Investment impairment reserves	1,033	376
Other reserves	317	415
Restricted stock	2,081	380
Depreciation	391	87
Foreign net operating loss carryforward	1,410	407
Contingent consideration on patent purchase	1,926	2,525
Foreign tax credits / receivables	331	—
Other	304	133
Total gross deferred tax assets	14,509	5,945
Less: valuation allowance	(880)	(363)
Deferred tax assets	13,629	5,582
Deferred tax liabilities:
Goodwill	1,608	908
Intangible amortization	5,959	273
Other	597	164
Total gross deferred tax liabilities	8,164	1,345
Net deferred tax assets	$5,465	$4,237

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

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	2006	2005	2004
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
In-process research and development	35.8%	0.0%	0.0%
Foreign dividend inclusion	9.9%	0.0%	0.0%
Other permanent differences	(6.0%)	(1.9%)	(1.4%)
State income taxes, net of federal benefit	2.5%	2.1%	2.0%
Tax credits	(8.4%)	(1.8%)	(1.4%)
Effect from foreign tax rate differences	1.4%	0.7%	0.9%
Other	1.3%	(0.8%)	(0.1%)
Effective tax rate	71.5%	33.3%	35.0%

15.         OPERATING SEGMENTS

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

As discussed in Note 3, we recognized a one-time charge for IPR&D of $19,145 related to the acquisition of Stargames. All of the products acquired from Stargames have been classified as Entertainment Products and accordingly, the Entertainment Products segment results for the year ended October 31, 2006 include the impact of the IPR&D charge of $19,145.

Goodwill of $38,345 and $36,017 as of October 31, 2006 and 2005, respectively, has been allocated to the Utility product segment. Goodwill of $53,355 and $0 as of October 31, 2006 and 2005, respectively, has been allocated to the Entertainment product segment.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	2006	2005	2004
Revenue:
Utility products	$86,792	$67,029	$45,947
Entertainment products	75,961	45,539	38,705
Corporate	238	292	131
	$162,991	$112,860	$84,783
Income (Loss) from operations:
Utility products	$42,445	$32,595	$21,362
Entertainment products	17,341	33,529	29,586
Corporate	(32,304)	(20,867)	(14,706)
	$27,482	$45,257	$36,242
Depreciation and amortization:
Utility products	$8,535	$7,186	$3,606
Entertainment products	5,111	2,364	1,767
Corporate	4,527	2,629	1,846
	$18,173	$12,179	$7,219
Capital expenditures:
Utility products	$6,139	$11,395	$3,705
Entertainment products	6,807	5,203	787
Corporate	2,730	2,371	2,628
	$15,676	$18,969	$7,120
Assets, end of year:
Utility products	$109,689	$99,265	$88,019
Entertainment products	151,636	40,979	30,868
Corporate	43,882	52,873	66,405
	$305,207	$193,117	$185,292

Revenues by geographic area are determined based on the location of our customer. For the years ended October 31, 2006, 2005 and 2004, sales to customers outside the United States accounted for 44%, 23%, and 23% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2006		2005		2004
Revenue:
United States	$90,569	55.6%	$87,250	77.3%	$65,392	77.1%
Canada	7,103	4.4%	5,303	4.7%	6,465	7.6%
Other North America	2,747	1.7%	2,214	2.0%	2,584	3.0%
Europe	9,920	6.1%	8,147	7.2%	4,176	4.9%
Australia	27,149	16.7%	2,440	2.2%	4,281	5.0%
Asia	24,003	14.7%	6,631	5.9%	1,216	1.5%
Other	1,500	0.8%	875	0.7%	669	0.9%
	$162,991	100.0%	$112,860	100.0%	$84,783	100.0%
Long-lived assets, end of year:
United States	$61,152	28.3%	$56,143	47.4%	$41,077	38.4%
Austria	53,667	24.9%	53,799	45.4%	59,755	55.8%
Australia	100,364	46.5%	6,617	5.6%	5,985	5.6%
Other	628	0.3%	1,866	1.6%	221	0.2%
	$215,811	100.0%	$118,425	100.0%	$107,038	100.0%

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

Awada — On April 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The

SHUFFLE MASTER, INC.
Notes to Consolidated Financial Statements (Continued)
(In thousands, except per share amounts)

Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. The damages amount was paid in June 2006.

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

MP Games II (Washington) — In June 2005, MP Games LLC, Alliance Gaming and Bally Gaming, which are among the defendants in MP Games I, filed a complaint against us in the U.S. District Court for the Western District of Washington, in Seattle, Washington. The complaint included the breach of contract claim which had been dismissed from the MP Games Nevada litigation, discussed above, as well as related claims of misappropriation of trade secrets and patent infringement. The complaint sought a permanent injunction against our MD2® shuffler with card recognition, an unspecified amount of damages and other relief. On September 29, 2006, the parties reached a settlement regarding this dispute and the Court dismissed the plaintiffs’ claims with prejudice and dismissed our patent invalidity counterclaim without prejudice.

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

17.         SUBSEQUENT EVENTS

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

SHUFFLE MASTER, INC.
QUARTERLY FINANCIAL DATA
(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31
2006:
Revenue	$33,318	$43,303	$40,737
Gross profit	23,396	28,849	27,388
Income from continuing operations	7,218	(12,632)	7,443
Net income	7,353	(12,720)	7,269
Earnings per share — continuing operations:
Earnings per share, basic	0.21	(0.37)	0.21
Earnings per share, diluted	0.20	(0.37)	0.20

			October 31	October 31*
			(As Previously Reported)	(* As Restated)
Revenue			$46,110	$45,633
Gross profit			29,179	26,673
Income from continuing operations			5,019	3,310
Net income			4,900	3,191
Earnings per share — continuing operations:
Earnings per share, basic			0.15	0.09
Earnings per share, diluted			0.14	0.09
2005:
Revenue	$25,370	$27,128	$27,272	$33,090
Gross profit	19,441	20,422	20,275	23,462
Income from continuing operations	6,079	6,829	8,051	8,145
Net income	6,122	6,845	8,059	8,154
Earnings per share — continuing operations:
Earnings per share, basic	0.17	0.19	0.23	0.24
Earnings per share, diluted	0.17	0.19	0.22	0.23

*                    See Note 2

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

In December 2004, our board of directors approved a three-for-two common stock split, with new shares distributed in the form of a dividend on January 14, 2005, to shareholders of record on January 3, 2005. Additionally, our board of directors approved a three-for-two stock split, with new shares distributed in the form of a dividend on April 16, 2004, to shareholders of record on April 5, 2004. Share and per share amounts have been adjusted to reflect these splits. See Note 11.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2006 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of October 31, 2006 our disclosure controls and procedures were not effective.

At the time that our Annual Report on Form 10-K for the year ended October 31, 2006 was filed on January 16, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2006, because of a material weakness in internal control over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles, as described below. Subsequent to such evaluation, in connection with the restatement and filing of this Annual Report on Form 10-K/A, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures and concluded again that our disclosure controls and procedures were not effective as of October 31, 2006, and identified an additional material weakness in our internal control over financial reporting relating to the identification and elimination of inter-company inventory transactions as described below.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2006 due to the material weaknesses described below under Management’s Report on Internal Control Over Financial Reporting (as revised), we believe that the restated consolidated financial statements included in this Annual Report on Form 10-K/A correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects. As a result of the deficiencies described below, we have performed additional analysis and procedures in order to prepare the restated consolidated financial statements in accordance with generally accepted accounting principles.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2006. This evaluation was performed using the Internal Control - Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes Stargames Limited acquired in February 2006 whose financial statements reflect approximately 24.8% of our total revenue for the year ended October 31, 2006 and approximately 42.0% of our total assets at October 31, 2006. In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended October 31, 2006 filed on January 16, 2007, management identified deficiencies that were determined to be a material weakness and concluded that our internal control over financial reporting was not effective as of October 31, 2006.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in connection with its original assessment:

The Company did not have adequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in the operating effectiveness of internal controls resulted in adjustments to revenue recognized, and the impairment write-down of an equity method investment. While such adjustments were not deemed to be individually material to the financial statements as of and for the year ended October 31, 2006 they were deemed to be material in the aggregate.

We have restated our consolidated financial statements as of October 31, 2006 to correct an overstatement of inventory and an overstatement of our net income from continuing operations as described in Note 2 to our consolidated financial statements. In connection with the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that an additional material weakness in our internal control over financial reporting existed as of October 31, 2006, which is described as follows:

We do not have adequate resources in our accounting and finance departments which we deemed to be a material weakness. This condition led to inadequate internal controls over the reconciliation and analysis of the intercompany inventory accounts. The control over the elimination of intercompany profit was not designed to provide reasonable assurance of the completeness of the inventory subject to elimination. Additionally, analytical review procedures did not operate effectively in identifying the error in a timely manner. Certain checklists to ensure the completeness and accuracy of the intercompany elimination process did not exist. This weakness in the design and operating effectiveness of internal controls resulted in a restatement of the consolidated financial statements.

Deloitte & Touche, LLP has issued an attestation report on management’s revised assessment of our internal control over financial reporting. This report follows this Item 9A.

As a result of the additional material weakness identified in connection with the restatement of our consolidated financial statements as of and for the year ended October 31, 2006 management has revised its assessment to include such material weakness. Additionally, because of these material weaknesses, our management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2006, based on the criteria described in the COSO Internal Control—Integrated Framework.

Remediation of Material Weaknesses

Remediation of Material Weakness Relating to Evaluation and Review of Non-routine Transactions involving Judgments and Estimates

Subsequent to October 31, 2006, the Company has, and will continue to, identify and adopt measures to remedy the material weakness relating to evaluation and review of non-routine transactions described above. Such remedial measures include, but are not limited to, the following actions:

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

Remediation of Material Weakness Relating to Identification and Proper Elimination of Inter-company Inventory Transactions

Subsequent to October 31, 2006, we have undertaken, and will continue to undertake, extensive work to remedy the material weakness relating to the identification and elimination of inter-company inventory transactions, including identifying specific remediation initiatives. As of March 31, 2007, we have identified and begun to implement the following actions:

•       Improving our transfer pricing process to ensure identification and appropriate elimination of inter-company inventory transactions;

•       Providing additional and on-going training to finance and accounting staff (including our foreign subsidiaries) on the application of accounting pronouncements and policies and procedures, especially in the area of transfer pricing and inter-company inventory transactions; and

•       Employing additional finance and accounting staff as well as adding additional qualified personnel and consultants to assist in implementing and operating controls designed to remediate internal control deficiencies.

The implementation of the above remedial measures and initiatives, and additional procedures being developed, is a priority for us in fiscal year 2007 and we anticipate remediation as of October 31, 2007.

Changes in Internal Control Over Financial Reporting

The remediation initiatives with respect to the prior year material weakness described below have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The changes described above under Remediation of Material Weaknesses are in the process of being implemented subsequent to the end of the fiscal period covered by this Amendment No. 2 to our Annual Report on Form 10-K, and will have a material affect on our internal control over financial reporting.

Remediation Initiatives—Prior Year Material Weakness

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Shuffle Master, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of October 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from their assessment the internal control over financial reporting of Stargames Limited, which was acquired in February 2006 and whose financial statements reflect total assets and revenues constituting 42 and 24.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended October 31, 2006. Accordingly, our audit did not include the internal control over financial reporting for this acquired business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.         The Company did not have adequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in the operating effectiveness of internal controls resulted in adjustments to revenue recognized, the impairment write-down of an equity method investment and adjustments to the presentation of the statement of cash flows. While such adjustments were not deemed to be individually material to the financial statements as of and for the year ended October 31, 2006 they were deemed to be material in the aggregate.

2.         The Company does not have adequate resources in their accounting and finance departments, which constitutes a material weakness. This condition led to inadequate internal controls over the reconciliation and analysis of the intercompany inventory accounts. The control over the elimination of intercompany profit was not designed to provide reasonable assurance of the inventory subject to elimination. Additionally, analytical review procedures did not operate effectively in identifying the error in a timely manner. This weakness in the design and operating effectiveness of internal controls resulted in a restatement of the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2006, of the Company and our report dated January 16, 2007 (April 23, 2007 as to the effect of the restatement discussed in Note 2), expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the restatement described in Note 2 to the consolidated financial statements and an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on November 1, 2005.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada January 16, 2007 (April 23, 2007 as to the effect of the second material weakness described above and discussed in Management’s Report on Internal Control over Financial Reporting)

ITEM 9B. OTHER INFORMATION

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

*                         Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-K/A but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUFFLE MASTER, INC.
Dated: April 23, 2007	By:	/s/ MARK L. YOSELOFF
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK L. YOSELOFF	Chairman and Chief Executive Officer	April 23, 2007
Mark L. Yoseloff	(Principal Executive Officer)
/s/ PAUL C. MEYER	President and Chief Operating Officer	April 23, 2007
Paul Meyer
/s/ RICHARD L. BALDWIN	Chief Financial Officer and Chief	April 23, 2007
Richard Baldwin	Accounting Officer
(Principal Accounting Officer)
/s/ LOUIS CASTLE	Director	April 23, 2007
Louis Castle
/s/ TODD D. JORDAN	Director	April 23, 2007
Todd D. Jordan
/s/ GARRY W. SAUNDERS	Director	April 23, 2007
Garry W. Saunders