Form 10-Q
period 2007-01-31
SHUFFLE MASTER INC
filed 2007-04-23
CIK 718789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of April 18, 2007, there were 35,221,606 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2007

PART I

ITEM 1.   FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,
	2007	2006
Revenue:
Utility products leases	$5,996	$6,010
Utility products sales and service	11,789	15,875
Entertainment products leases and royalties	7,002	6,255
Entertainment products sales and service	12,520	5,168
Other	34	10
Total revenue	37,341	33,318
Costs and expenses:
Cost of leases and royalties	3,663	2,827
Cost of sales and service	10,505	7,095
Selling, general and administrative	14,570	9,997
Research and development	3,897	1,961
Total costs and expenses	32,635	21,880
Income from operations	4,706	11,438
Other expense	(1,991)	(490)
Equity method investment loss	(141)	—
Income from continuing operations before tax	2,574	10,948
Provision for income taxes	623	3,730
Income from continuing operations	1,951	7,218
Discontinued operations, net of tax	74	135
Net income	$2,025	$7,353
Basic earnings per share:
Continuing operations	$0.06	$0.21
Discontinued operations	—	—
Net income	$0.06	$0.21
Diluted earnings per share:
Continuing operations	$0.05	$0.20
Discontinued operations	0.01	0.01
Net income	$0.06	$0.21
Weighted average shares outstanding:
Basic	34,629	34,487
Diluted	35,594	35,692

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	January 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,042	$8,906
Investments	22	11
Accounts receivable, net of allowance for bad debts of $687 and $1,422	29,252	32,662
Investment in sales-type leases and notes receivable, net	10,028	10,064
Inventories	28,627	24,658
Prepaid income taxes	2,173	1,138
Deferred income taxes	7,370	6,785
Other current assets	5,114	5,172
Total current assets	85,628	89,396
Investment in sales-type leases and notes receivable, net	10,921	11,510
Products leased and held for lease, net	12,299	11,282
Property and equipment, net	9,529	9,779
Intangible assets, net	75,889	77,904
Goodwill	91,309	91,700
Deferred income taxes	4,305	4,294
Other assets	11,430	9,342
Total assets	$301,310	$305,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,441	$11,217
Accrued liabilities	10,319	11,326
Customer deposits	2,061	2,017
Deferred revenue	7,059	5,499
Income taxes payable	1,237	938
Note payable and current portion of long-term liabilities	4,167	77,294
Total current liabilities	31,284	108,291
Long-term liabilities, net of current portion	226,608	158,753
Deferred income taxes	5,148	5,614
Total liabilities	263,040	272,658
Commitments and Contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none issued or outstanding
Common stock, $0.01 par value; 151,875 shares authorized; 35,171 and 34,895 shares issued and outstanding	352	349
Additional paid-in capital	3,122	717
Retained earnings	24,416	22,391
Accumulated other comprehensive income	10,380	9,092
Total shareholders’ equity	38,270	32,549
Total liabilities and shareholders’ equity	$301,310	$305,207

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,025	$7,353
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,908	1,690
Amortization	3,012	1,897
Share-based compensation	1,441	1,311
Equity method investment loss	141	—
Provision for bad debts	115	210
Write-down for inventory obsolescence	521	88
Tax benefit from stock option exercises	280	—
Excess tax benefit from stock option exercises	(1,284)	(618)
Changes in operating assets and liabilities:
Accounts receivable	3,552	(1,403)
Investment in sales-type leases and notes receivable	462	(1,208)
Inventories	(4,439)	1,065
Other assets	(777)	(4,748)
Accounts payable and accrued liabilities	(4,128)	(935)
Customer deposits	61	835
Deferred revenue	1,560	1,052
Prepaid income taxes	(1,082)	—
Income taxes, net of stock option exercises	1,583	3,084
Deferred income taxes	(1,032)	75
Net cash provided by operating activities	3,919	9,748
Cash flows from investing activities:
Purchases of investments	—	(5,245)
Cost method investment	—	(20,856)
Restricted cash—business acquisition	—	(91,291)
Proceeds from sale and maturities of investments	—	9,900
Proceeds from sale of leased assets	537	458
Payments for products leased and held for lease	(2,759)	(2,066)
Purchases of property and equipment	(407)	(205)
Purchases of intangible assets	(213)	(19)
Acquisition of businesses, net of cash acquired	(1,750)	—
Net cash used by investing activities	(4,592)	(109,324)
Cash flows from financing activities:
Proceeds from acquisition financing	—	115,000
Proceeds from senior secured revolving credit facility	71,180	—
Proceeds from other borrowings	1,685	—
Repurchases of common stock	(1,933)	—
Debt issuance costs	(1,722)	(281)
Proceeds from issuances of common stock, net	2,088	1,767
Excess tax benefit from stock option exercises	1,284	618
Payments on acquisition financing	(70,000)	—
Payments on notes payable and financing liabilities	(7,746)	(2,868)
Net cash provided (used) by financing activities	(5,164)	114,236
Effect of exchange rate changes on cash	(27)	(119)
Net increase in cash and cash equivalents	(5,864)	14,541
Cash and cash equivalents, beginning of period	8,906	13,279
Cash and cash equivalents, end of period	$3,042	$27,820
Cash paid for:
Income taxes, net of refunds	$665	$899
Interest	1,215	391
Non-cash transactions:
Unrealized gain on investments, net of tax	$—	$105

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except unit and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.   Shuffle Master, Inc. (either “we”, “us” or the “Company”) develops, manufactures and markets technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. We view our business in two operating segments, the Utility Products segment and the Entertainment Products segment.

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

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star® , Rapid Table Games™, wireless Casino On Demand™ and Shuffle Master Live!, a Malta-based internet gaming site offering our proprietary content and selected public domain content.

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

Basis of presentation.   The unaudited condensed consolidated financial statements as of January 31, 2007, and for the three month period ended January 31, 2007, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the three months ended January 31, 2007, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 31, 2006, is derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2006, included in Item 8 in our Annual Report on Form 10-K/A (“10-K/A”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K/A.

The results of operations for the three months ended January 31, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2007.

Investments in Unconsolidated Affiliate.   Our investment in and the operating results of our 50%-or-less-owned entity that is not required to be consolidated is included in the consolidated financial statements on the basis of the equity method of accounting.

We review our investments in unconsolidated affiliates for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of an impairment loss that is other than temporary might include, but would not necessarily be limited to, a decline in the market price of an investee’s common stock that is long in duration and severe in nature, the absence of an ability to recover the carrying amount of the investment, or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. There were no such impairment losses recorded during the three months ended January 31, 2007 and 2006.

Deferred revenue.   Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

Recently Issued Accounting Standards.   In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We have not yet determined the impact, if any, that SFAS 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We are evaluating the impact of adopting this statement as a result of any changes to our fair value measurements.

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

Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we incurred total direct acquisition costs, consisting primarily of legal and due diligence fees, of approximately US $4,228. See Note 5 for information regarding the financing of the Stargames acquisition. The following table sets forth the determination of the consideration paid for Stargames at the date of acquisition:

Cash	$112,147
Other direct acquisition costs	4,228
Total purchase price	$116,375

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. We are currently in the process of determining, with the assistance of an independent appraiser, the fair values based on discounted cash flows and estimates by us. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price as of Janaury 31, 2007:

Accounts receivable, net of $1,907 allowance for bad debts	$10,733
Inventory	11,338
Other current assets (including cash of $98)	4,240
Other long-term assets	8,052
Assumed liabilities	(18,566)
Deferred tax liabilities	(5,872)
Developed technology, average life of 4 years	8,338
Customer relationships, average life of 10 years	10,015
Tradename	17,291
Goodwill	52,315
In-process research and development	19,145
PVS disposal liability	(654)
$116,375

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

A project-by-project valuation using the guidance in SFAS No. 141, “Business Combinations” and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” is in the process of being performed by us, with the assistance of a valuation specialist, to determine the fair value of research and development projects of Stargames.

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

The operating results for Stargames are included in the accompanying condensed consolidated statements of operations from the date of the acquisition. The following unaudited pro forma condensed consolidated financial information has been prepared assuming the Stargames acquisition had occurred on November 1, 2005, and is as follows:

Three Months Ended
January 31, 2006
Revenue	$42,961
Operating income	5,690
Discontinued operations	57
Net income	3,119
Basic earnings per share:
Net income	$0.09
Diluted earnings per share:
Net income	$0.09

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

Historical financial information for Stargames for the three months ended January 31, 2007 includes certain non-recurring expenses of approximately $2,000 included in selling, general, and administrative expenses. These expenses include a success fee related to the ultimate sale of Stargames and accrued expense related to a potential Australian Goods and Services Tax liability associated with export sales in the period December 2001 through November 2005.

3. CURRENT AND LONG-TERM ASSETS

	January 31,	October 31,
	2007	2006
Accounts receivable, net:
Trade receivables	$29,939	$34,084
Less: allowance for bad debts	(687)	(1,422)
Total accounts receivable, net	$29,252	$32,662

	January 31,	October 31,
	2007	2006
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$15,621	$15,314
Notes receivable-table game licenses	10,736	11,395
Sub-total sales-type leases and notes receivable	26,357	26,709
Less: interest on sales-type leases and notes receivable	(1,632)	(1,615)
Less: deferred service revenue	(2,932)	(2,839)
Less: allowance for bad debts	(844)	(681)
Investment in sales-type leases and notes receivable, net	20,949	21,574
Less: current portion sales-type leases, net	(5,360)	(4,512)
Less: current portion notes receivable-table games licenses, net	(4,668)	(5,552)
Long-term portion investment in sales-type leases and notes receivable, net	$10,921	$11,510

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

Quarter ending January 31,
2008	$10,028
2009	7,805
2010	2,953
2011	163
$20,949

	January 31,	October 31,
	2007	2006
Inventories:
Raw materials and component parts	$12,340	$9,585
Work-in-process	6,353	3,051
Finished goods	9,934	12,022
	$28,627	$24,658

	January 31,	October 31,
	2007	2006
Products leased and held for lease, net:
Utility products	$21,957	$21,500
Entertainment products	7,177	5,482
	29,134	26,982
Less: accumulated depreciation	(16,835)	(15,700)
	$12,299	$11,282

	January 31,	October 31,
	2007	2006
Other long-term assets:
Debt issuance costs, net	$3,793	$2,369
Deposits	4,007	3,507
Equity method investment	1,790	1,931
Other	1,840	1,535
	$11,430	$9,342

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $348 and $258 for the three months ended January 31, 2007 and 2006, respectively.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against VendingData Corporation and deposits associated with equipment purchases. See Note 12 for more information related to the VendingData litigation.

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.   All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $2,664 and

$1,639 for three months ended January 31, 2007 and 2006, respectively. Amortized intangible assets are comprised of the following as of January 31, 2007:

	Weighted Avg	January 31,	October 31,
	Useful Life	2007	2006
Amortizable intangible assets:
Patents, games and products	10 years	$53,858	$53,452
Less: accumulated amortization		(17,036)	(15,159)
		36,822	38,293
Customer relationships	10 years	10,255	10,221
Less: accumulated amortization		(1,025)	(767)
		9,230	9,454
Licenses and other	6 years	6,537	6,313
Less: accumulated amortization		(1,767)	(1,661)
		4,770	4,652
Developed technology	4 years	8,538	8,510
Less: accumulated amortization		(2,135)	(1,596)
		6,403	6,914
Total		$57,225	$59,313

Trademark.   Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $18,664 and $18,591 as of January 31, 2007 and October 31, 2006, respectively.

Goodwill.   Changes in the carrying amount of goodwill for the three months ended January 31, 2007, are as follows:

Balance at October 31, 2006	$91,700
Foreign currency translation adjustment	684
Adjustments to purchase price allocation	(1,075)
Balance at January 31, 2007	$91,309

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility and Entertainment Products segments, as defined under SFAS 142.

5. NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

Notes payable and other long-term liabilities are summarized as follows:

	January 31,	October 31,
	2007	2006
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility	71,180	—
Bridge loan	—	70,000
Stargames credit facility	1,165	3,872
BTI acquisition contingent consideration	3,877	4,441
ENPAT note payable, non-interest bearing, due in installments through 2007	2,873	5,823
Bet the Set “21” contingent consideration	516	526
Other	1,164	1,056
	230,775	235,718
Less: current portion	(4,167)	(76,965)
	$226,608	$158,753

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

$100,000 Senior Secured Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

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

Additional information on these covenants may be found in Section 7 and Section 8 of the New Credit Agreement included in our Current Report on Form 8-K, dated December 5, 2006. As of January 31, 2007, $71,180 remained outstanding under the New Credit Agreement.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of January 31, 2007 were AU $1,500 or US $1,165 at a weighted average interest rate of 6.8%. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.   In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2007, was $3,877.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of January 31, 2007, of $2,873 represents the discounted present value of the future payments, including imputed interest of approximately $34. The remaining principal and interest payment of $3,000 is due in December 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of  January 31, 2007, was $516.

6.   SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the three months ended January 31, 2007:

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, October 31, 2006	34,895	$349	$717	$22,391	$9,092	$32,549
Comprehensive Income:
Net income	—	—	—	2,025	—	2,025
Currency translation	—	—	—	—	1,288	1,288
Unrealized gain on investments	—	—	—	—	—	—
Total comprehensive income						3,313
Stock repurchased	(75)	(1)	(1,932)	—	—	(1,933)
Options exercised	203	2	2,085	—	—	2,087
Shares surrendered for stock option exercises	(26)	—	(751)	—	—	(751)
Share-based compensation expense	—	—	1,441	—	—	1,441
Tax benefit from stock option exercises	—	—	1,564	—	—	1,564
Issuance of restricted stock	174	2	(2)	—	—	—
Balance, January 31, 2007	35,171	$352	$3,122	$24,416	$10,380	$38,270

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended January 31, 2007, we repurchased 75 shares of our common stock for a total cost of $1,933 at an average price of $25.77. During the three months ended January 31, 2006, no shares of our common stock were repurchased. As of January 31, 2007, $28,233 remained outstanding under our board authorizations. We cancel shares that we repurchase.

Tax benefit from stock option exercises.   During the three months ended January 31, 2007 and 2006, we realized income tax benefits of $1,564 and $618, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

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

7.   SHARE-BASED COMPENSATION

Share-based award plans.   In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock, individually or in any combination (collectively referred to as “Awards”). On January 18, 2007, we amended our 2004 Equity Incentive Plan (the “2004 Plan”) to authorize the grant of restricted stock units. The 2004 Plan now provides for the grant of stock options, stock appreciation rights, restricted stock units and restricted stock as the basis of our long-term incentive program for executive officers and other key employees. Section 12.1 of the 2004 Plan allows the board of directors to amend the 2004 Plan in certain respects at any time or from time to time. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Options granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Options granted under the 2004 Directors’ Plan generally vest immediately and expire in ten years.

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

Recognition of compensation expense.   The following table shows information about compensation costs recognized:

	Three Months Ended January 31,
	2007	2006
Compensation costs:
Stock options	$614	$995
Restricted stock	827	316
Total compensation cost	1,441	1,311
Less: Related tax benefit	(425)	(383)
Total compensation expense, net of tax benefit	$1,016	$928
Reduction in basic earnings per share	$0.03	$0.03
Reduction in diluted earnings per share	$0.03	$0.03

Reported share-based compensation expense was classified as follows:

	Three Months Ended January 31,
	2007	2006
Gross margin	$5	$29
Selling, general and administrative	1,372	1,203
Research and development	64	79
Total share-based compensation	$1,441	$1,311
Tax benefit	(425)	(383)
Total share-based compensation, net of tax	$1,016	$928
SFAS 123R Expense as a % of Revenue:
Gross margin	0.0%	0.1%
Selling, general and administrative expenses as a % of revenue	3.7%	3.6%
Research and development as a % of revenue	0.2%	0.2%

8.   INCOME TAXES

Our effective income tax rate for continuing operations for the three months ended January 31, 2007 and 2006 was 24.2% and 34.1%, respectively. The decrease in our effective income tax rate is primarily due to a one time tax benefit recorded in the three month period ended January 31, 2007 related to research and development tax credits.

9.   EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended January 31,
	2007	2006
Income from continuing operations	$1,951	$7,218
Basic:
Weighted average shares	34,629	34,487
Diluted:
Weighted average shares, basic	34,629	34,487
Dilutive effect of options and restricted stock	953	1,205
Dilutive effect of contingent convertible notes	12	—
Weighted average shares, diluted	35,594	35,692
Basic earnings per share	$0.06	$0.21
Diluted earnings per share	$0.05	$0.20

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three months ended January 31, 2007, the average fair value of our common stock did exceed $28.07, resulting in additional dilutive shares of 12.

10.   OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended January 31,
	2007	2006
Interest income	$392	$509
Interest expense	(1,891)	(664)
Amortization of debt issue costs	(348)	(258)
Foreign currency (loss) gain	(140)	(124)
Other	(4)	47
Total Other expense	$(1,991)	$(490)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of January 31, 2007. For the three months ended January 31, 2007, interest income related to our investment in sales type leases and notes receivable was $344 as compared to $291 for the same prior year period.

Interest expense for the three months ended January 31, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement. A more detailed discussion of the Notes and the New Credit Agreement are included below under the heading “Liquidity and Capital Resources.”

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

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended January 31,
	2007	2006
Revenue:
Utility Products	$17,785	$21,885
Entertainment Products	19,522	11,423
Corporate	34	10
	$37,341	$33,318
Operating Income (Loss):
Utility Products	$8,245	$10,715
Entertainment Products	6,632	7,988
Corporate	(10,171)	(7,265)
	$4,706	$11,438
Depreciation and Amortization:
Utility Products	$2,607	$2,095
Entertainment Products	1,125	766
Corporate	1,188	726
	$4,920	$3,587
Capital Expenditures:
Utility Products	$724	$1,555
Entertainment Products	2,419	511
Corporate	236	224
	$3,379	$2,290

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of January 31, 2007, our significant inventory purchase commitments totaled $13,345 which are primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2007, minimum aggregate severance benefits totaled $5,179 for employment agreements expiring through 2009.

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

In March 2005, the Court of Appeals for the Federal Circuit (the “Federal Circuit”) stayed the Injunction based on a technical defect in the Court’s process in granting the Injunction, and not on its merits. On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that under VendingData’s claim construction the PokerOne likely did not literally infringe. We continue to believe that infringement exists under either our claim construction or VendingData’s claim construction. The Federal Circuit did not rule on which claim construction is the proper one.

In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Judge Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData’s PokerOne™ shuffler. The Magistrate Judge’s findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. On February 26, 2007, the Court adopted and accepted without modification the Magistrate Judge’s Recommendation. The Magistrate Judge’s Recommendation, as adopted by the Court, is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. There can be no guarantee that, upon any further appeal of the Court’s adoption of the Magistrate Judge’s Recommendation, the Federal Circuit will agree with our claim construction.

We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim.

GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patents are invalid. The case is presently in the discovery phase. In November 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending. In March 2006, GEI filed and, we opposed, several summary judgment motions challenging the validity of the Three Card Poker patent involved in this litigation. GEI filed its reply briefs in April 2006, and the summary judgment motions are pending.

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

Plaintiffs have appealed the Court’s order granting the rescission of the “Game Option Agreement” to the Nevada Supreme Court. The appeal is pending.

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

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants’ seven counterclaims. On April 19, 2007, the Court granted our summary judgment motions on trade dress infringement and defendants’ counterclaims, and all of those counterclaims were dismissed with prejudice. All other claims were dismissed with prejudice, except our trademark infringement claim was dismissed without prejudice.

MP Games I—In July 2004, we filed a complaint against MP Games LLC and certain other defendants in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The complaint alleges that the defendants’ MP21 System infringes two patents owned by us. The complaint also alleges misappropriation of trade secrets against certain, but not all, of the defendants, and also includes claims for correction of named inventor on certain related patents held in the name of certain of the defendants. We are seeking a permanent injunction and damages against all of the defendants. The defendants have answered our complaint denying infringement and also claiming that the two patents are invalid. The defendants have also counterclaimed against us, claiming that we infringe several of their patents, and that we misappropriated certain of their trade secrets, and are seeking damages against us. We deny any infringement, misappropriation or wrongdoing. In May 2005, the Court dismissed defendants’ breach of contract counterclaim.

In a Two-Party Agreement transaction with IGT, IGT purchased a 50% ownership interest in the two patents which are the subject of this lawsuit, and IGT has been added as a named plaintiff in this lawsuit.

On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in our favor on a number of disputed terms and in the defendants’ favor on others. Some or all of these rulings may be overturned on appeal.

In August 2006, the Court dismissed all but one of the defendants’ trade secret misappropriation claims. Subsequently, pursuant to a partial settlement agreement, the parties dismissed all of their trade secret claims.

Recently, the defendants filed seven summary judgment motions dealing with various non-infringement and invalidity arguments. We also filed a summary judgment motion seeking to invalidate two of the four patents asserted by the defendants. No dates have been set at this time for the hearings on these motions.

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

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star™, Rapid Table Games, wireless Casino On Demand™ and Shuffle Master Live!, a Malta-based internet gaming site offering our proprietary content and selected public domain content.

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

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU$1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we estimate that our total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately US $4,228. See Note 5 to our unaudited condensed consolidated financial statements for information related to the financing of the Stargames acquisition.

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

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended January 31,
	2007	2006
Revenue
Utility products	47.6%	65.7%
Entertainment products	52.3%	34.3%
Other	0.1%	0.0%
Total revenue	100.0%	100.0%
Cost of revenue	37.9%	29.8%
Gross margin	62.1%	70.2%
Selling, general and administrative	39.0%	30.0%
Research and development	10.4%	5.9%
Income from operations	12.7%	34.3%
Other expense, net	(5.3)%	(1.5)%
Equity method investment loss	(0.4)%	0.0%
Income from continuing operations before tax	7.0%	32.8%
Provision for income taxes	1.7%	11.2%
Income from continuing operations	5.3%	21.6%
Discontinued operations, net of tax	0.2%	0.4%
Net income	5.5%	22.0%

Our revenue and results of operations are most affected by unit or seat placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. Our margins are also negatively impacted by the amortization of intangibles through our acquisition of CARD and Stargames.

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,		%
	2007	2006	Change
Revenue:
Leases and royalties	$12,998	$12,265	6.0%
Sales and service	24,309	21,043	15.5%
Other	34	10	240.0%
Total	$37,341	$33,318	12.1%
Cost of revenue:
Leases and royalties	$3,663	$2,827	29.6%
Sales and service	10,505	7,095	48.1%
Other	—	—	—
Total	$14,168	$9,922	42.8%
Gross margin:
Leases and royalties	$9,335	$9,438	(1.1)%
Sales and service	13,804	13,948	(1.0)%
Other	34	10	240.0%
Total	$23,173	$23,396	(1.0)%
Gross margin percentage:
Leases and royalties	71.8%	77.0%
Sales and service	56.8%	66.3%
Total	62.1%	70.2%

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

Our overall revenue growth for the three months ended January 31, 2007, was primarily the result of stronger sales in our Entertainment segment. Our Entertainment segment was favorably impacted by our acquisition of Stargames effective February 1, 2006 and the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis with the Delaware State Lottery System. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars as well as gross margin as a percentage of revenue decreased for the three months ended January 31, 2007. Our gross margin decreased to 62.1% from 70.2% for the three months ended January 31, 2007 and 2006, respectively. The decline in our gross margin percentages are attributed to the product shift year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our Entertainment Products segment. Additional amortization of product related intangibles is included in cost of sales and service in our condensed consolidated statements of income. Additionally, on a year to-date basis, we had fewer lifetime license sales of our proprietary table games than in the prior period, which sales represent our highest margin products and thus have a favorable impact on gross margin dollars. For the three months ended January 31, 2007, leases and royalties margin decreased by 5.2%, to 71.8% from 77.0% for the same prior year period. The decrease was primarily related to an increase in installation costs associated with our Table Master and Rapid Table Games products. To a lesser extent, the decrease was also attributable to a shift in our leased based product mix to slightly lower margin products.

OPERATING EXPENSES

	Three Months Ended January 31,		%
	2007	2006	Change
Selling, general and administrative	$14,570	$9,997	45.7%
Percentage of revenue	39.0%	30.0%
Research and development	$3,897	$1,961	98.7%
Percentage of revenue	10.4%	5.9%
Total operating expenses	$18,467	$11,958	54.4%
Percentage of revenue	49.5%	35.9%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased at a higher rate than our revenues during the three months ended January 31, 2007. Accordingly, SG&A as a percentage of revenue increased. The fluctuation in SG&A expenses primarily reflects the following:

•       The acquisition of Stargames as of February 1, 2006. SG&A related to Stargames was $3,906, inclusive of $1,951 of payroll and related expenses, for the three months ended January 31, 2007, compared to $0 in the same prior year period.

•       Corporate legal fees were $949 and $1,489 for the three months ended January 31, 2007 and 2006, respectively. Current period legal fees relate predominately to the MP Games I and II litigation. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity required to protect our intellectual property.

•       Share-based compensation expense under SFAS 123R was $1,372, including $827 of amortization of restricted stock compensation, for the three months ended January 31, 2007, compared to $1,203, including $316 of restricted stock compensation,  in the same prior year period.

•       Payroll and related expenses, excluding Stargames, CARD and VIP, increased by $449, to $5,833 from $5,384 for the three months ended January 31, 2007, respectively, primarily due to an increase in the number of employees in order to support the growth of our business.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three months ended January 31, 2007, R&D expense increased to $3,897 from $1,961 for the same prior year period. R&D increased primarily due to the acquisition of Stargames on February 1, 2006. R&D expenses at Stargames for the three months ended January 31, 2007 and 2006 were $2,157 and $0, respectively.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with the acquisition of products, acquired developed technology, customer relationships, and debt issuance costs. The following table provides a breakdown of depreciation and amortization expense for the three months ended January 31, 2007 and 2006, as well as the geography on the Condensed Consolidated Statements of Income.

	Three Months Ended January 31,
	2007	2006
Gross Margin
Amortization	$2,368	$1,499
Depreciation	1,256	1,250
Total	3,624	2,749
Operating Expenses
Amortization	$296	$140
Depreciation	652	440
Total	948	580
Other Income (Expense)
Amortization	$348	$258
Depreciation	—	—
Total	348	258
Total
Amortization	$3,012	$1,897
Depreciation	1,908	1,690
Total	$4,920	$3,587

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended January 31,
	2007	2006
Interest income	$392	$509
Interest expense	(1,891)	(664)
Amortization of debt issue costs	(348)	(258)
Foreign currency (loss) gain	(140)	(124)
Other	(4)	47
Total Other expense	$(1,991)	$(490)

Interest income decreased primarily as a result of a reduction in our investment portfolio. Proceeds of matured investments were not re-invested, but were used to pay down the bridge financing associated with the acquisition of Stargames and stock repurchases. This decrease was partially offset by an increase in interest income attributable to increased interest bearing sales-type leases and notes receivable as of January 31, 2007. For the three months ended January 31, 2007, interest income related to our investment in sales type leases and notes receivable was $344 as compared to $291 for the same prior year period.

Interest expense for the three months ended January 31, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement. A more detailed discussion of the Notes and the New Credit Agreement are included below under the heading “Liquidity and Capital Resources.”

INCOME TAXES

Our effective income tax rate for continuing operations for the three months ended January 31, 2007 and 2006 was 24.2% and 34.1%, respectively. The decrease in our effective income tax rate is primarily due to a one time tax benefit recorded in the three month period ended January 31, 2007 related to research and development tax credits.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the three months January 31, 2007 and 2006, we realized income tax benefits of $1,564 and $618, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended January 31,
	2007	2006
Income from continuing operations	$1,951	$7,218
Basic:
Weighted average shares	34,629	34,487
Diluted:
Weighted average shares, basic	34,629	34,487
Dilutive effect of options and restricted stock	953	1,205
Dilutive effect of contingent convertible notes	12	—
Weighted average shares, diluted	35,594	35,692
Basic earnings per share	$0.06	$0.21
Diluted earnings per share	$0.05	$0.20
Outstanding shares data:
Shares outstanding, beginning of year	34,895	34,527
Options exercised	203	167
Shares repurchased	(75)	—
Restricted stock issued	174	—
Other	(26)	—
Shares outstanding, end of period	35,171	34,694

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

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of January 31, 2007, our shuffler installed base totaled 22,815 units, an 18.4% increase from 19,264 units as of January 31, 2006. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

Our Table iD product remains in the development stage, including our Intelligent Shoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. As of January 31, 2007, our proprietary table game installed base totaled 4,387 games, a 15.9% increase from 3,786 games as of January 31, 2006. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

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

Table Master is a fixed five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis. The Table Master units will feature a diverse mix of blackjack and poker-based proprietary table game content, including Royal Match 21 Blackjack, Three Card Poker, Let It Ride Bonus with 3 Card Bonus and Dragon Bonus Baccarat.

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

The Rapid Table Games product line combines a live dealer with multi-terminal electronic wagering for popular games like Roulette, Baccarat and Craps. With over 85% of its installed base currently in Australia and Asia, the Rapid Table Games product line focuses on combining popular high-volume gaming content with unparalleled game play, operator usability, systems integration and technical support.

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

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and installed unit / seat base. Installed unit / seat base is the sum of product units or seats under lease or license agreements and inception-to-date sold units or seats. As discussed above, we have combined the presentation of our Table Master, Rapid Table Games and Vegas Star products as multi-terminal gaming seats. Due to their modular design, both the Rapid Table Games and Vegas Star products are best analyzed based upon number of seats sold or leased. Our Table Master is a fixed five seat station and accordingly is analyzed as five seats. We believe that Installed Base is an important gauge of segment performance because it measures historical market placements of leased and sold seats and it provides insight into potential markets for service and next-generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units or seats currently in active use.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Utility Products segment revenue
Lease	$5,996	$6,010	$(14)	(0.2)%
Sales—Shuffler	9,456	11,621	(2,165)	(18.6)%
Sales—Chipper	597	2,882	(2,285)	(79.3)%
Service and other	1,736	1,372	364	26.5%
Total sales and service	11,789	15,875	(4,086)	(25.7)%
Total Utility Products segment revenue	$17,785	$21,885	$(4,100)	(18.7)%
Utility Products segment operating income	$8,245	$10,715	$(2,470)	(23.1)%
Utility Products segment operating margin	46.4%	49.0%
Shufflers installed base (end of quarter)
Lease units	4,570	4,684	(114)	(2.4)%
Sold units, inception-to-date
Beginning of quarter	17,630	13,780	3,850	27.9%
Sold during quarter	751	957	(206)	(21.5)%
Less trade-ins and exchanges	(136)	(157)	21	(13.4)%
End of quarter	18,245	14,580	3,665	25.1%
Total installed base	22,815	19,264	3,551	18.4%
Chipper installed base (end of quarter)
Lease units	11	6	5	83.3%
Sold units, inception-to-date
Beginning of quarter	347	122	225	184.4%
Sold during quarter	24	151	(127)	(84.1)%
Subtotal	371	273	98	35.9%
Total installed base	382	279	103	36.9%

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper products.

For the three months ended January 31, 2007, Utility Products segment revenue decreased 18.7%, compared to the same prior year period, primarily due to a decrease in Utility Products sales and service revenue. Our Utility Products lease revenue remained relatively flat compared to the same prior year period.

The slight decrease in Utility Products lease revenue for the three months ended January 31, 2007, compared to the same prior year period primarily reflects:

•       A net decrease of 114 shuffler units leased from 4,684 to 4,570; a 2.4% decrease.

•       The decrease in leased units was partially offset by an increase in our average monthly lease price. The increase was predominately attributable to increased lease pricing for the DeckMate®, Ace® and MD2® shufflers.

The decrease in Utility Products sales and service revenue for the three months ended January 31, 2007, compared to the same prior year period primarily reflects:

•       The decrease in sold shuffler units was comprised primarily of decreases in the sales of Ace, DeckMate, and one2six shufflers of 89, 290 and 113, respectively, in the current quarter compared to 150, 374, and 220, respectively, in the prior year quarter.

•       A decrease in Easy Chipper unit sales to 24 units from 151 units sold for the same prior year period. The decrease was primarily caused by a large order from a customer during the three months ended January 31, 2006.

•       An increase in the average sales price for our shufflers. The increase was caused by a shift in product mix from lower average sales price models to higher average sales price models. Placements in the current quarter were predominately our third generation shuffler products, including the one2six and MD2 shufflers.

Utility Products segment operating income and operating margin for the three months ended January 31, 2007, decreased 23.1% and 2.6%, respectively, compared to the same prior year period, primarily due to the decrease in revenue. The decrease in operating income and margin was also caused by an increase in amortization expense associated with the one2six shuffler and Easy Chipper of $1,130 for the three months ended January 31, 2007, compared to $849 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended January 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$5,801	$5,928	$(127)	(2.1)%
Royalties and leases—Multi-Terminal Gaming	1,179	321	858	267.3%
Other	22	6	16	266.7%
Total royalties and leases	7,002	6,255	747	11.9%
Sales—Table games	2,753	3,018	(265)	(8.8)%
Sales—Multi-Terminal Gaming	4,109	1,967	2,142	108.9%
Sales—Electronic Gaming Machines	3,525	—	3,525	100.0%
Service and other	2,133	183	1,950	1,065.6%
Total sales and service revenue	12,520	5,168	7,352	142.3%
Total Entertainment Products segment revenue	$19,522	$11,423	$8,099	70.9%
Entertainment Products segment operating income	$6,632	$7,988	$(1,356)	(17.0)%
Entertainment Products segment operating margin	34.0%	69.9%
Table games installed base (end of quarter)
Royalty units	3,075	2,953	122	4.1%
Sold units, inception-to-date
Beginning of quarter	1,233	768	465	60.5%
Sold during quarter	79	65	14	21.5%
Subtotal	1,312	833	479	57.5%
Total installed base	4,387	3,786	601	15.9%
Multi-Terminal Gaming Products installed base (end of quarter)
Lease seats	601	185	416	224.9%
Sold seats, inception-to-date
Beginning of quarter	4,152	310	3,842	1,239.4%
Sold during quarter	203	130	73	56.2%
Subtotal	4,355	440	3,915	889.8%
Total installed base	4,956	625	4,331	693.0%
Electronic Gaming Machines installed based (end of quarter)
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of quarter	16,279	—	16,279	100.0%
Sold during quarter	441	—	441	100.0%
Subtotal	16,720	—	16,720	100.0%
Total installed base	16,720	—	16,720	100.0%

For the three months ended January 31, 2007, Entertainment Products segment revenue increased 70.9%, compared to the same prior year period. The increase was primarily due to the $10,120 contribution from the Stargames product line.

The 11.9% increase in Entertainment Products royalty and lease revenue for the three months ended January 31, 2007, compared to the same prior year period, primarily reflects:

•       A net increase of 416 multi-terminal gaming product seats on lease from 185 to 601 seats. The increase in multi-terminal gaming seats were predominantly caused by an increase in Table Master seats on lease. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 270 seats of our Table Master electronic table game platform on a participation basis.

•       A net increase of 122 table game royalty units on lease.

•       The increase in net table game lease additions comprised primarily of unit increases in Bet the Set “21”™, Dragon Bonus® and Ultimate Texas Hold’em™. The side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price. The table game royalty unit increases were offset by the conversion of 65 royalty units to lifetime license sales, consisting primarily of Three Card Poker, Four Card Poker® and Fortune Pai Gow Poker which currently yields higher average monthly lease prices than our more recent game introductions. These conversions are consistent with our replacement sales strategy of selling certain proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 60 royalty units and consisted primarily of Three Card Poker.

As discussed above, the increase in Entertainment Products sales and service revenue for the three months January 31, 2007, compared to the same prior year period is primarily attributed to the Stargames product line contribution. Other contributions include:

•       Additions of EGM seats of 441 as compared to none in the same prior year period.

•       An increase in service and other revenue which predominately relates to EGM conversion kits and other EGM parts of $1,950.

Entertainment Products segment operating income and margin for the three months ended January 31, 2007 decreased $1,356 and 35.9%, respectively, from the same prior year period. Entertainment Products operating income and margins were negatively impacted by amortization expense associated with Stargames of $539 for the three months ended January 31, 2007 compared to $0 for the same prior year period. Additionally, the products contributed by Stargames have a significantly lower operating margin than our traditional Entertainment Products.  The decrease was also caused by a decrease in lifetime license sales of our premium live proprietary table games.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three months ended January 31, 2007:

	Three Months Ended
	January 31, 2007		January 31, 2006
Revenue:
United States	$22,057	59.1%	$23,881	71.7%
Canada	1,669	4.5%	1,202	3.6%
Other North America	514	1.4%	877	2.6%
Europe	1,780	4.8%	2,495	7.5%
Australia	9,284	24.9%	372	1.1%
Asia	1,433	3.8%	4,301	12.9%
Other	604	1.5%	190	0.6%
	$37,341	100.0%	$33,318	100.0%

Revenues by geographic area are determined based on the location of our customer. For the three months ended January 31, 2007, sales to customers outside the United States accounted for 40.9%, of consolidated revenue, compared to 28.3%, for the same prior year period. The period-over-period increase in sales to customers outside the United States is primarily attributed to contributions from our recent acquisition of Stargames in Australia. Going forward, including the Stargames acquisition, we expect our international revenues to continue to grow, particularly in the Australasia region.

LIQUIDITY AND CAPITAL RESOURCES
 (In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash flow generated by our profitable operations. We use cash to fund growth in our operating assets, including accounts receivable, inventory, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisition of businesses and intellectual property. In April 2004, we obtained additional capital resources, through the issuance of $150,000 of Notes. Additionally, on November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (“Old Credit Agreement”).

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	January 31, 2007	October 31, 2006	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$3,064	$8,917	$(5,853)	(65.6)%
Working capital	54,344	(18,895)	73,239	(387.6)%
Current ratio	2.7	0.8	1.9	237.5%

As of October 31, 2006, we had $70,000 outstanding under our Old Credit Agreement which was due to mature on November 30, 2006, and accordingly it was classified as a current liability. This current maturity resulted in negative working capital.

Excluding the short-term bridge financing of $70,000, working capital was $51,105 and the current ratio was approximately 2.3 as of October 31, 2006.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Three Months Ended January 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Income from continuing operations	$1,951	$7,218	$(5,267)	(73.0)%
Non-cash items	7,138	5,196	1,942	37.4%
Income tax related items	(1,535)	2,541	(4,076)	(160.4)%
Investment in sales-type leases & notes receivable	462	(1,208)	1,670	(138.2)%
Other changes in operating assets and liabilities	(4,171)	(4,134)	(37)	0.9%
Discontinued operations, net of tax	74	135	(61)	(45.2)%
Cash flow provided by operating activities	$3,919	$9,748	$(5,829)	(59.8)%

•       Non-cash items are comprised of depreciation and amortization, share-based compensation expense, provision for bad debts, provision for inventory obsolescence and equity method investment loss. The increase in non-cash items for the three months ended January 31, 2007, is substantially due to an increase in depreciation and amortization expense for the three months ended January 31, 2007. Depreciation and amortization expense related to Stargames was $1,022 for the three months ended January 31, 2007 compared to $0 for the same prior year period.

•       Income tax related items include prepaid income taxes, deferred income taxes, tax benefit from stock option exercises, prepaid income taxes and is net of excess tax benefit from stock option exercises.

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

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Three Months Ended January 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Net maturities (purchases) of investments	$—	$(16,201)	$16,201	(100.0)%
Cash restricted for acquisition	—	(91,291)	91,291	(100.0)%
Capital expenditures	(3,379)	(2,290)	(1,089)	47.6%
Proceeds from sale of leased assets	537	458	79	17.2%
Cost associated with the acquisition of Stargames	(1,750)	—	(1,750)	100.0%
Cash flow used by investing activities	$(4,592)	$(109,324)	$104,732	(95.8)%

•       Net maturities (purchases) of investments in the three month period ended January 31, 2006 consist primarily of the cost method investment of $20,856 related to the acquisition of Stargames, a $3,000 equity method investment related to Sona Mobile Holdings Corp. and the net proceeds from the sale and maturities of investments of $9,900.

•       Capital expenditures include purchases of product for lease, property and equipment, and intangible assets.

•       Direct acquisition cost associated with the acquisition of Stargames of $1,750 in the three month period ended January 31, 2007 compared to $0 in the same prior year period.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Three Months Ended January 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Repurchases of common stock	$(1,933)	$—	$(1,933)	100.0%
Proceeds from stock option exercises, net	2,088	1,767	321	18.2%
Proceeds from bridge financing, net of issue costs	—	114,719	(114,719)	(100.0)%
Proceeds from senior secured revolving credit
facility, net of issue costs	69,458	—	69,458	100.0%
Proceeds from other borrowings	1,685	—	1,685	100.0%
Excess tax benefit from stock option exercises	1,284	618	666	107.8%
Payments on acquisition financing	(70,000)	—	(70,000)	100.0%
Payments of notes payable and financing liabilities	(7,746)	(2,868)	(4,878)	170.1%
Cash flow provided (used) by financing activities	$(5,164)	$114,236	$(119,400)	(104.5)%

•       During the three months ended January 31, 2007, 75 shares of our common stock were repurchased at an average price of $25.77, compared to no shares for the same prior year period.

•       Our employees and directors exercised 203 options during the three months ended January 31, 2007, at an average exercise price of $10.29 per share, compared to 167 options at an average exercise price of $10.61 per share during the same prior year period.

•       We received $69,458 proceeds, net of debt issuance costs, from our senior secured revolving credit facility. Proceeds were used to pay off the Old Credit Agreement associated with the acquisition of Stargames.

•       With the adoption of SFAS 123R the benefit of tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows rather than operating cash inflows.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for the foreseeable future. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended January 31, 2007, 75 shares of our common stock were repurchased for a total cost of $1,933 at an average price of $25.77 compared to no shares of our common stock in the same prior year period. As of January 31, 2007, $28,233 remained outstanding under our board authorizations.

The timing of our repurchases of our common stock pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principle payments on the New Credit Agreement, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Except for the $100,000 senior secured revolving credit facility discussed elsewhere, our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K/A for the year ended October 31, 2006. We do not have material off-balance sheet arrangements.

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

$100,000 Senior Secured Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank AG Cayman Islands Branch, as a Lender, Deutsche Bank Trust Company Americas, as Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We drew $71,180 on the facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

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

Additional information on these covenants may be found in Section 7 and Section 8 of the New Credit Agreement included in our Current Report on Form 8-K, dated December 5, 2006. As of January 31, 2007, $71,180 remained outstanding under the New Credit Agreement.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of January 31, 2007 were AU $1,500 or US $1,165 at a weighted average interest rate of 6.8%. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

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

Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2007, was $3,877.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of January 31, 2007, of $2,873 represents the discounted present value of the future payments, including imputed interest of approximately $34. The remaining principal and interest payment of $3,000 is due in December 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of  January 31, 2007, was $516.

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

Sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is generally recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as modified by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under this guidance when selling or leasing software we consider whether the software component is incidental to the product as a whole based on the following criteria:

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

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of January 31, 2007 is $163,875. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $8,790. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $675.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of January 31, 2007, we have not entered into any foreign currency exchange contracts.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2007. Such conclusions resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K/A dated April 23, 2007 (and date of revised filing in 2007), and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of January 31, 2007, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K/A dated April 23, 2007, management concluded that its internal control over financial reporting was not effective as of October 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal controls in the following areas:

•       The recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions, identification and communication, of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over revenue recognition to the preparation of reliable financial statements.

•       Inadequate resources in our accounting and finance departments. This condition led to inadequate internal controls over the reconciliation and analysis of the intercompany inventory accounts. The control over the elimination of intercompany profit was not designed to provide reasonable assurance of the completeness of the inventory subject to elimination. Additionally, analytical review procedures did not operate effectively in identifying the error in a timely manner. Certain checklists to ensure the completeness and accuracy of the inter-company elimination process did not exist. This weakness in the design and operating effectiveness of internal controls resulted in a restatement of the consolidated financial statements.

During our first quarter ended January 31, 2007, and subsequent thereto, we have completed certain remediation initiatives, and will continue to undertake, extensive work to remedy the material weakness described above. This includes, but is not limited to, the following remediation initiatives:

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

Remediation of Material Weakness Relating to Identification and Proper Elimination of Inter-company Inventory Transactions

•       The improvement of the transfer pricing process to ensure identification and appropriate elimination of inter-company inventory transactions;

•       Providing additional and on-going training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, policies and procedures, especially in the are of transfer pricing and inter-company inventory transactions; and

•       Employing additional finance and accounting staff as well as adding additional qualified personnel and consultants to assist in implementing and operating controls designed to remediate internal control deficiencies.

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at October 31, 2006, remains a priority for us during fiscal 2007 and we anticipate remediation as of October 31, 2007.

Except for the remediation initiatives with respect to the material weaknesses described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable

(b)   Not applicable

(c)   The following table provides monthly detail regarding our share repurchases during the three months ended January 31, 2007 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov 1 - Nov 30	—	$—	—	$30,166
Dec 1 - Dec 31	—	$—	—	$30,166
Jan 1 - Jan 31	75	$25.77	75	$28,233
Total	75	$—	75

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: April 23, 2007
/s/ Mark L. Yoseloff
Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Richard L. Baldwin
Richard L. Baldwin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)