Form 10-Q
period 2007-04-30
SHUFFLE MASTER INC
filed 2007-06-11
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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

As of June 7, 2007, there were 35,218,606 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2007

PART I

ITEM 1.   FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenue:
Utility products leases	$5,889	$6,084	$11,885	$12,094
Utility products sales and service	16,211	17,531	28,000	33,406
Entertainment products leases and royalties	7,177	6,475	14,179	12,730
Entertainment products sales and service	15,310	13,177	27,830	18,345
Other	57	36	91	45
Total revenue	44,644	43,303	81,985	76,620
Costs and expenses:
Cost of leases and royalties	3,904	2,742	7,567	5,559
Cost of sales and service	14,065	11,712	24,570	18,816
Selling, general and administrative	14,308	13,363	28,878	23,360
Research and development	4,503	3,239	8,400	5,200
In-process research and development	—	19,145	—	19,145
Total costs and expenses	36,780	50,201	69,415	72,080
Income (loss) from operations	7,864	(6,898)	12,570	4,540
Other income (expense)	(2,757)	(2,337)	(4,748)	(2,827)
Equity method investment loss	(120)	(156)	(261)	(156)
Income (loss) from continuing operations before tax	4,987	(9,391)	7,561	1,557
Provision for income taxes	1,560	3,241	2,183	6,971
Income (loss) from continuing operations	3,427	(12,632)	5,378	(5,414)
Discontinued operations, net of tax	13	(88)	87	47
Net income (loss)	$3,440	$(12,720)	$5,465	$(5,367)
Basic earnings (loss) per share:
Continuing operations	$0.10	$(0.37)	$0.16	$(0.16)
Discontinued operations	—	—	—	—
Net income (loss)	$0.10	$(0.37)	$0.16	$(0.16)
Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.37)	$0.15	$(0.16)
Discontinued operations	—	—	—	—
Net income (loss)	$0.10	$(0.37)	$0.15	$(0.16)
Weighted average shares outstanding:
Basic	34,696	34,555	34,663	34,522
Diluted	35,336	34,555	35,465	34,522

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	April 30,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,135	$8,906
Investments	13	11
Accounts receivable, net of allowance for bad debts of $778 and $1,422	31,667	32,662
Investment in sales-type leases and notes receivable, net	9,806	10,064
Inventories	33,015	24,658
Prepaid income taxes	3,224	1,138
Deferred income taxes	7,487	6,785
Other current assets	5,679	5,172
Total current assets	98,026	89,396
Investment in sales-type leases and notes receivable, net	9,297	11,510
Products leased and held for lease, net	11,879	11,282
Property and equipment, net	10,488	9,779
Intangible assets, net	78,617	77,904
Goodwill	96,991	91,700
Deferred income taxes	5,202	4,294
Other assets	10,362	9,342
Total assets	$320,862	$305,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,574	$11,217
Accrued liabilities	11,757	11,326
Customer deposits	2,379	2,017
Deferred revenue	7,954	5,499
Income taxes payable	1,239	938
Notes payable and current portion of long-term liabilities	3,911	77,294
Total current liabilities	36,814	108,291
Long-term liabilities, net of current portion	223,157	158,753
Deferred income taxes	6,533	5,614
Total liabilities	266,504	272,658
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,219 and 34,895 shares issued and outstanding	352	349
Additional paid-in capital	4,989	717
Retained earnings	27,856	22,391
Accumulated other comprehensive income	21,161	9,092
Total shareholders’ equity	54,358	32,549
Total liabilities and shareholders’ equity	$320,862	$305,207

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,465	$(5,367)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,808	3,564
Amortization	5,357	4,044
Amortization of debt issuance costs	673	892
In-process research and development	—	19,145
Share-based compensation	2,729	2,546
Equity method investment loss	261	—
Provision for bad debts	61	39
Write-down for inventory obsolescence	596	181
Tax benefit from stock option exercises	290	116
Excess tax benefit from stock option exercises	(1,458)	(2,371)
Changes in operating assets and liabilities:
Accounts receivable	2,080	(2,751)
Investment in sales-type leases and notes receivable	2,308	(181)
Inventories	(7,442)	(124)
Accounts payable and accrued liabilities	(127)	(3,738)
Customer deposits	379	476
Deferred revenue	2,166	1,396
Prepaid income taxes	(2,046)	(3,062)
Income taxes payable, net of stock option exercises	1,759	(344)
Deferred income taxes	(849)	1,834
Other	(597)	(3,857)
Net cash provided by operating activities	15,413	12,438
Cash flows from investing activities:
Purchases of investments	—	(12,022)
Proceeds from sale and maturities of investments	—	18,050
Proceeds from sale of leased assets	818	628
Payments for products leased and held for lease	(3,745)	(3,884)
Purchases of property and equipment	(1,582)	(1,008)
Purchases of intangible assets	(1,618)	—
Acquisition of Stargames	(1,750)	(114,337)
Other	—	—
Net cash used by investing activities	(7,877)	(112,573)
Cash flows from financing activities:
Proceeds from acquisition financing	—	115,000
Payments on acquisition financing	(70,000)	(15,000)
Proceeds from senior secured revolving credit facility	72,680	—
Payments on senior secured revolving credity facility	(4,500)	—
Proceeds from other borrowings	1,685	5,085
Payments on notes payable and financing liabilities	(9,380)	(3,402)
Repurchases of common stock	(1,933)	—
Debt issuance costs	(1,722)	(281)
Proceeds from issuances of common stock, net	2,493	5,710
Excess tax benefit from stock option exercises	1,458	2,371
Net cash provided (used) by financing activities	(9,219)	109,483
Effect of exchange rate changes on cash	(87)	(480)
Net increase (decrease) in cash and cash equivalents	(1,771)	8,868
Cash and cash equivalents, beginning of period	8,906	13,279
Cash and cash equivalents, end of period	$7,135	$22,147
Cash paid for:
Income taxes, net of refunds	$2,719	$6,489
Interest	2,262	2,541

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

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star®, Rapid Table Games™, wireless Casino On Demand™ and Shuffle Master Live!, a Malta-based internet gaming site offering our proprietary content and selected public domain content.

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

Basis of presentation.   The unaudited condensed consolidated financial statements as of April 30, 2007, and for the three and six months period ended April 30, 2007, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the three and six months ended April 30, 2007, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The financial information as of October 31, 2006, is derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2006, included in Item 8 in our Annual Report on Form 10-K/A Amendment No. 2 (“10-K/A”). The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and notes to the financial statements in the 10-K/A.

The results of operations for the six months ended April 30, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2007.

Investments in Unconsolidated Affiliate.   Our investment in and the operating results of our 50%-or-less-owned entity that is not required to be consolidated is included in the condensed financial statements on the basis of the equity method of accounting.

We review our investments in unconsolidated affiliates for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of an impairment loss that is other than temporary might include, but would not necessarily be limited to, a decline in the market price of an investee’s common stock that is long in duration and severe in nature, the absence of an ability to recover the carrying amount of the investment, or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. There were no such impairment losses recorded during the three and six months ended April 30, 2007 and 2006.

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

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

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

The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The following table sets forth the final allocation of the purchase price:

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
$116,375

The acquisition of Stargames enhances the products in our Entertainment Products segment as well as providing for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets, discussed below, and significant goodwill. Developed technology is being amortized on a straight-line basis over its useful life and is charged to cost of sales and service, a component of gross margin. Customer relationships are being amortized on a straight-line basis over their useful life and are reflected in selling, general and administrative expenses in the condensed consolidated statements of income.

A project-by-project valuation using the guidance in SFAS No. 141, “Business Combinations” and the American Institute of Certified Public Accountants (“AICPA”) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” has been performed to determine the fair value of research and development projects of Stargames.

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

3.   CURRENT AND LONG-TERM ASSETS

	April 30, 2007	October 31, 2006
Accounts receivable, net:
Trade receivables	$32,445	$34,084
Less: allowance for bad debts	(778)	(1,422)
Total accounts receivable, net	$31,667	$32,662

	April 30, 2007	October 31, 2006
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$13,970	$15,314
Notes receivable-table game licenses	9,921	11,395
Sub-total sales-type leases and notes receivable	23,891	26,709
Less: interest on sales-type leases and notes receivable	(1,474)	(1,615)
Less: deferred service revenue	(2,588)	(2,839)
Less: allowance for bad debts	(726)	(681)
Investment in sales-type leases and notes receivable, net	19,103	21,574
Less: current portion sales-type leases, net	(5,119)	(4,512)
Less: current portion notes receivable-table games licenses, net	(4,687)	(5,552)
Long-term portion investment in sales-type leases and notes receivable, net	$9,297	$11,510

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases and other notes receivables related to our financing for sales of our intellectual property products are interest-bearing at market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and contain bargain purchase options. Future minimum lease payments (principal only) to be received for both sales-type leases and notes receivable are as follows:

Quarter ending April 30,
2008	$9,806
2009	7,063
2010	2,142
2011	92
$19,103

	April 30, 2007	October 31, 2006
Inventories:
Raw materials and component parts	$15,169	$9,585
Work-in-process	3,473	3,051
Finished goods	14,373	12,022
	$33,015	$24,658

	April 30, 2007	October 31, 2006
Products leased and held for lease, net:
Utility products	$21,927	$21,500
Entertainment products	7,900	5,482
	29,827	26,982
Less: accumulated depreciation	(17,948)	(15,700)
	$11,879	$11,282

	April 30, 2007	October 31, 2006
Other long-term assets:
Debt issuance costs, net	$3,488	$2,369
Deposits	3,642	3,507
Equity method investment	1,669	1,931
Other	1,563	1,535
	$10,362	$9,342

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $325 and $634 for the three months ended April 30, 2007 and 2006, respectively, and $673 and $892 for the six months ended April 30, 2007 and 2006, respectively. Capitalized debt issuance costs related to the senior secured revolving credit facility obtained in November 2006 were $1,742.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against VendingData Corporation and deposits associated with equipment purchases. See Note 12 for more information related to the VendingData litigation.

4.   INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.   All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $2,693 and $2,405 for the three months ended April 30, 2007 and 2006, respectively, and $5,357 and $4,044 for the six months ended April 30, 2007 and 2006, respectively.

Amortizable intangible assets are comprised of the following as of April 30, 2007:

	Weighted Avg Useful Life	April 30, 2007	October 31, 2006
Amortizable intangible assets:
Patents, games and products	10 years	$57,486	$53,452
Less: accumulated amortization		(19,324)	(15,159)
		38,162	38,293
Customer relationships	10 years	10,909	10,221
Less: accumulated amortization		(1,356)	(767)
		9,553	9,454
Licenses and other	6 years	6,565	6,313
Less: accumulated amortization		(1,865)	(1,661)
		4,700	4,652
Developed technology	4 years	9,115	8,510
Less: accumulated amortization		(2,822)	(1,596)
		6,293	6,914
Total		$58,708	$59,313

Trademark.   Intangibles with an indefinite life, consisting of the Stargames and CARD, trademarks are not amortized and were $19,909 and $18,591 as of April 30, 2007 and October 31, 2006, respectively.

Goodwill.   Changes in the carrying amount of goodwill for the six months ended April 30, 2007, are as follows:

Balance at October 31, 2006	$91,700
Foreign currency translation adjustment	6,366
Final adjustments to purchase price allocation	(1,075)
Balance at April 30, 2007	$96,991

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility and Entertainment Products reporting units, as defined under SFAS 142.

5.   NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

Notes payable and other long-term liabilities are summarized as follows:

	April 30, 2007	October 31, 2006
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility	68,180	—
Bridge loan	—	70,000
Stargames credit facility	—	3,872
BTI acquisition contingent consideration	3,420	4,441
ENPAT note payable, non-interest bearing, due in installments through 2007	2,910	5,823
Bet the Set “21” contingent consideration	505	526
VIP note payable	—	329
Other	2,053	1,056
	227,068	236,047
Less: current portion	(3,911)	(77,294)
	$223,157	$158,753

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

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under any of the following circumstances:

•       during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over 20 trading days, during the previous quarter, is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

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

As of April 30, 2007 and October 31, 2006, $68,180 and $0, respectively, remained outstanding under the New Credit Agreement. At April 30, 2007, we had approximately $31,820 of available borrowings under the senior secured credit facility. As of April 30, 2007, we were in compliance with all financial covenants.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of April 30, 2007 and October 31, 2006, were $0 and $3,872, respectively. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.   In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of April 30, 2007 and October 31, 2006, was $3,420 and $4,441, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of April 30, 2007 and October 31, 2006, of $2,910 and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $70 and $265, respectively. The remaining principal and interest payment of $3,000 is due in December 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of  April 30, 2007 and October 31, 2006, was $505 and $526, respectively.

6.   SHAREHOLDERS’ EQUITY

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations which totaled $28,233, during the three months ended April 30, 2007 and 2006, respectively, no shares of our common stock were repurchased. During the six months ended April 30, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to zero shares in the same prior year period. As of April 30, 2007, $28,233 remained outstanding under our board authorizations. We cancel shares that we repurchase.

Tax benefit from stock option exercises.   During the six months ended April 30, 2007 and 2006, we realized income tax benefits of $1,748 and $2,487, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

Accumulated other comprehensive income.   The balance of accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized losses on investments. The following table provides information related to comprehensive income for the for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net income	$3,440	$(12,720)	$5,465	$(5,367)
Currency translation adjustments	10,781	2,951	12,069	4,495
Unrealized loss on investments	—	21	—	126
Total comprehensive income (loss)	$14,221	$(9,748)	$17,534	$(746)

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

Recognition of compensation expense.   The following table shows information about compensation costs recognized:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Compensation costs:
Stock options	$526	$816	$1,140	$1,811
Restricted stock	762	419	1,589	735
Total compensation cost	1,288	1,235	2,729	2,546
Less: Related tax benefit	(368)	(362)	(793)	(745)
Total compensation expense, net of tax benefit	$920	$873	$1,936	$1,801

Reported share-based compensation expense was classified as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Gross margin	$16	$16	$21	$46
Selling, general and administrative	1,185	1,145	2,557	2,348
Research and development	87	74	151	152
Total share-based compensation	$1,288	$1,235	$2,729	$2,546
Tax benefit	(368)	(362)	(793)	(745)
Total share-based compensation, net of tax	$920	$873	$1,936	$1,801
SFAS 123R Expense as a % of Revenue:
Gross margin	0.0%	0.0%	0.0%	0.1%
Selling, general and administrative expenses as a% of revenue	2.7%	2.6%	3.1%	3.1%
Research and development expenses as a% of revenue	0.2%	0.2%	0.2%	0.2%

8.   INCOME TAXES

Our effective income tax rate for continuing operations for the three and six months ended April 30, 2007, was 31.3% and 28.9%, respectively.  Our effective tax rate for the three and six months ended April 30, 2006, was (34.5%) and 447.7%, respectively.

9.   EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$3,427	$(12,632)	$5,378	$(5,414)
Basic:
Weighted average shares	34,696	34,555	34,663	34,522
Diluted:
Weighted average shares, basic	34,696	34,555	34,663	34,522
Dilutive effect of options and restricted stock	640	—	797	—
Dilutive effect of contingent convertible notes	—	—	5	—
Weighted average shares, diluted	35,336	34,555	35,465	34,522
Basic earnings (loss) per share	$0.10	$(0.37)	$0.16	$(0.16)
Diluted earnings (loss) per share	$0.10	$(0.37)	$0.15	$(0.16)

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. During the six months ended April 30, 2007, the average fair value of our common stock did exceed $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

10.   OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Interest income	$392	$561	$784	$1,070
Interest expense	(1,831)	(2,287)	(3,722)	(2,950)
Amortization of debt issue costs	(325)	(634)	(673)	(892)
Foreign currency (loss) gain	(990)	22	(1,130)	(103)
Other	(3)	1	(7)	48
Total Other expense	$(2,757)	$(2,337)	$(4,748)	$(2,827)

Interest income is primarily related to our interest bearing sales-type leases and notes receivable for the three and six months ended April 30, 2007. During the three and six months ended April 30, 2006, interest income also included interest from our investment portfolio which has since matured.

Interest expense for the six months ended April 30, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement.  Interest expense for the six months ended April 30, 2006 was primarily related to the $150,000 of Notes due in April 2024 and the Old Credit Agreement.

The foreign currency loss for the three and six months ended April 30, 2007 is primarily caused by the weakening of the US dollar versus the Australian dollar and the Euro. Our foreign subsidiaries engage in activities with us and certain customers in US dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation” for the three months ended April 30, 2007.

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

Segment revenues include sale, lease or licensing of products within each reportable segment. Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock option expense, and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments. Capital expenditures include amounts reported in our condensed consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed  portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenue:
Utility Products	$22,100	$23,615	$39,885	$45,500
Entertainment Products	22,487	19,652	42,009	31,075
Corporate	57	36	91	45
	$44,644	$43,303	$81,985	$76,620
Operating Income (Loss):
Utility Products	$10,602	$12,756	$18,847	$23,471
Entertainment Products	8,298	(9,489)	14,930	(1,501)
Corporate	(11,036)	(10,165)	(21,207)	(17,430)
	$7,864	$(6,898)	$12,570	$4,540
Depreciation and Amortization:
Utility Products	$2,157	$2,179	$4,764	$4,274
Entertainment Products	1,707	1,659	2,832	2,425
Corporate	729	441	1,569	909
	$4,593	$4,279	$9,165	$7,608
Capital Expenditures:
Utility Products	$2,112	$1,428	$2,836	$2,983
Entertainment Products	527	469	2,946	980
Corporate	927	705	1,163	929
	$3,566	$2,602	$6,945	$4,892

12.   COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of April 30, 2007, our significant inventory purchase commitments totaled $13,688 which are primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper roulette chip sorter machine.

Employment agreements.   We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2007, minimum aggregate severance benefits totaled $5,179 for employment agreements expiring through 2009.

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

On April 27, 2007, VendingData filed a motion for summary judgment that the PokerOne™ does not infringe. See updated discussion in FN 13.

GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patents are invalid. Fact and expert discovery is complete. In November 2005, the Court held a Markman hearing for construction of the claims. The Markman decision is now pending. In March 2006, GEI filed and, we opposed, several summary judgment motions challenging the validity of the Three Card Poker patent involved in this litigation. GEI filed its reply briefs in April 2006, and the summary judgment motions are pending. The case is stayed pending resolution of the summary judgment motions.

Awada—On April 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the Awada and Gaming Entertainment, Inc. case against us and our CEO, Mark Yoseloff. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the “Game Option Agreement”, be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court’s rescission ruling. Among the findings, the Court found that the actions of plaintiffs Yehia Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties’ damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. The damages amount was paid in June 2006. See updated discussion in FN 13.

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

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants’ seven counterclaims. On April 19, 2007, the Court granted our summary judgment motions on trade dress infringement and defendants’ counterclaims, and all of those counterclaims were dismissed with prejudice. All other claims were dismissed with prejudice, except our trademark infringement claim was dismissed without prejudice. A permanent injunction was also entered. See updated discussion in FN 13.

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

Recently, the defendants filed seven summary judgment motions dealing with various non-infringement and invalidity arguments. We also filed a summary judgment motion seeking to invalidate two of the four patents asserted by the defendants. These motions have been set for a hearing on July 5, 2007.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

13.   SUBSEQUENT EVENTS

Class Action Lawsuit.   On June 1, 2007, a putative class action complaint for violation of the federal securities laws against us and our CEO and CFO was filed in the United States District Court for the District of Nevada on behalf of persons who purchased our stock between December 22, 2006, and March 12, 2007. The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. We, as well as, Dr. Yoseloff and Mr. Baldwin, were served with the complaint on June 6, 2007. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. These claims relate to our March 12, 2007, announcement that we would restate our Fiscal Fourth Quarter and full year financial results. The complaint seeks compensatory damages in an unstated amount. Potential plaintiffs have until August 4, 2007, to move the court for appointment as lead plaintiff. At this time, we have not responded to the complaint.

VendingData II Update.   On May 23, 2007, the Court entered an order granting VendingData’s motion for a protective order staying all further discovery in the case pending resolution of VendingData’s motion for summary judgment, other than further discovery granted Shuffle Master pursuant to an emergency motion heard on May 10, 2007. On May 31, 2007, Shuffle Master opposed VendingData’s motion for summary judgment of non-infringement, and brought a cross-motion for summary judgment that the PokerOne™ does infringe. No hearing on the summary judgment motions has yet been scheduled.

We intend to continue to enforce our intellectual property rights by moving the litigation forward to resolve our patent infringement claim.

We very strongly believe that there is no factual or legal merit to the allegations in the complaint and that neither the Company nor any members of management have committed any wrongful acts or omissions. We intend to vigorously defend ourself and the individuals and oppose the complaint.

Awada Update.   Plaintiffs have appealed the Court’s order granting the rescission of the “Game Option Agreement” to the Nevada Supreme Court. The appeal is pending and oral arguments were heard on June 5, 2007. We cannot predict the date of any decision.

Awada II Update.   On May 17, 2007 Awada filed an appeal to the Ninth Circuit Court of Appeals on all issues.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units / seats and per share amounts)

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

ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Stargames.   On February 1, 2006, we had substantially completed our acquisition of Stargames by purchasing 95% of the outstanding Stargames shares for AU $1.55 per share. Effective March 8, 2006, we had acquired 100% of the outstanding Stargames shares. Consideration to Stargames consisted of an Australian-denominated cash payment of AU $148,441 or US $112,147. In addition, we estimate that our total direct acquisition costs, consisting primarily of legal and due diligence fees, to be approximately US $4,228. See Note 2 to our unaudited condensed consolidated financial statements for information related to the Stargames acquisition and our final purchase price allocation.

The acquisition enhances the products in our Entertainment Products segment as well as provides for additional electronic platforms for our branded content. Additionally, we acquired a strong brand name as well as an experienced and talented management team. These factors result in the recognition of certain intangible assets and significant goodwill.

The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.

The following table presents our various revenues and expenses as a percentage of total revenue:

CONSOLIDATED RESULTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenue
Utility products	49.5%	54.5%	48.7%	59.4%
Entertainment products	50.4%	45.4%	51.2%	40.5%
Other	0.1%	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.2%	33.4%	39.2%	31.8%
Gross margin	59.8%	66.6%	60.8%	68.2%
Selling, general and administrative	32.0%	30.9%	35.2%	30.5%
Research and development	10.1%	7.5%	10.2%	6.8%
In-process research and development	0.0%	44.2%	0.0%	25.0%
Income from operations	17.7%	(16.0)%	15.4%	5.9%
Other income (expense), net	(6.2)%	(5.4)%	(5.8)%	(3.7)%
Equity method investment loss	(0.3)%	(0.4)%	(0.3)%	(0.2)%
Income (loss) from continuing operations before tax	11.2%	(21.8)%	9.3%	2.0%
Provision for income taxes	3.5%	7.5%	2.7%	9.1%
Income (loss) from continuing operations	7.7%	(29.3)%	6.6%	(7.1)%
Discontinued operations, net of tax	0.1%	(0.2)%	0.1%	0.1%
Net income (loss)	7.8%	(29.5)%	6.7%	(7.0)%

Our revenue and results of operations are most affected by unit or seat placements, through sale or lease, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. During the three and six months ended April 30, 2007, one-time charges for the installation of multi-terminal gaming products on operating leases have also negatively impacted margins. Our margins have also been negatively impacted by the amortization of intangibles through our acquisitions of CARD and Stargames.

The following table provides information regarding our revenues, gross profit, and gross margin percentage by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,			Six Months Ended April 30,
	2007	2006	% Change	2007	2006	% Change
Revenue:
Leases and royalties	$13,066	$12,559	4.0%	$26,064	$24,824	5.0%
Sales and service	31,521	30,708	2.6%	55,830	51,751	7.9%
Other	57	36	58.3%	91	45	102.2%
Total	$44,644	$43,303	3.1%	$81,985	$76,620	7.0%
Cost of revenue:
Leases and royalties	$3,904	$2,742	42.4%	$7,567	$5,559	36.1%
Sales and service	14,065	11,712	20.1%	24,570	18,816	30.6%
Other	—	—	—	—	—	—
Total	$17,969	$14,454	24.3%	$32,137	$24,375	31.8%
Gross profit:
Leases and royalties	$9,162	$9,817	(6.7)%	$18,497	$19,265	(4.0)%
Sales and service	17,456	18,996	(8.1)%	31,260	32,935	(5.1)%
Other	57	36	58.3%	91	45	102.2%
Total	$26,675	$28,849	(7.5)%	$49,848	$52,245	(4.6)%
Gross margin percentage:
Leases and royalties	70.1%	78.2%		71.0%	77.6%
Sales and service	55.4%	61.9%		56.0%	63.6%
Total	59.8%	66.6%		60.8%	68.2%

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

Our overall revenue growth for the three and six months ended April 30, 2007 was primarily the result of stronger sales in our Entertainment segment. Our Entertainment segment was favorably impacted by our acquisition of Stargames effective February 1, 2006 and the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis with the Delaware State Lottery System. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars as well as gross margin as a percentage of revenue decreased for the three and six months ended April 30, 2007. Our gross margin decreased to 59.8% from 66.6% and to 60.8% from 68.2% for the three and six months ended April 30, 2007 and 2006, respectively. The decline in our gross margin percentages are being caused by several factors. First, the margin decline is can be attributed to the product shift year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products are lower than those traditionally experienced in our Entertainment Products segment. Second, impacting margins are additional amortization of product related intangibles included in cost of sales and service in our condensed consolidated statements of income.  Third, on a year to-date basis, we had fewer lifetime license sales of our proprietary table games than in the prior period, which sales represent our highest margin products and thus have a favorable impact on gross margin and gross profit. Finally, impacting margins for the three and six months ended April 30, 2007 are two non recurring charges to cost of sales and service. The first charge related to a minimum royalty shortfall of $950 related to the EGM business. The second charge was for a customer credit memo of $400 related to a Stargames sale in August 2005, prior to our acquisition of Stargames.

Our leases and royalties margins have also been negatively impacted by one-time installation charges for newly placed electronic table games that are on a month-to-month operating lease.  These costs are incurred at the time of initial installation. For the three months ended April 30, 2007, leases and royalties margin decreased by 8.1% to 70.1% from 78.2% for the same prior year period. For the six months ended April 30, 2007, leases and royalties margin decreased by 6.6% to 71% from 77.6% for the same prior year period.  To a lesser extent, the decrease was also attributable to a shift in our leased based product mix to slightly lower margin products.

OPERATING EXPENSES

	Three Months Ended April 30,		%	Six Months Ended April 30,		%
	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$14,308	$13,363	7.1%	$28,878	$23,360	23.6%
Percentage of revenue	32.0%	30.9%		35.2%	30.5%
Research and development	$4,503	$3,239	39.0%	$8,400	$5,200	61.5%
Percentage of revenue	10.1%	7.5%		10.2%	6.8%
In-process research and development	$—	$19,145	(100.0)%	$—	$19,145	(100.0)%
Percentage of revenue	0.0%	44.2%		0.0%	25.0%
Total operating expenses	$18,811	$35,747	(47.4)%	$37,278	$47,705	(21.9)%
Percentage of revenue	42.1%	82.6%		45.5%	62.3%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased at a higher rate than our revenues during the three and six months ended April 30, 2007. Accordingly, SG&A as a percentage of revenue increased. The fluctuation in SG&A expenses primarily reflects the following:

•       Payroll and related expenses, not including employee bonuses and excluding Stargames and CARD, was $5,853 and $11,686 for the three and six months ended April 30, 2007 respectively, compared to $5,382 and $10,766 in the same prior year periods.  The increase in payroll and related expenses for the three and six months ended April 30, 2007 are primarily due to an increase in the number of employees in order to support the growth of our business.

•       We expensed, for the three and six months ended April 30, 2007, $225 of costs related to corporate development efforts which are no longer being pursued.

•       SG&A related to Stargames was $4,025 and $7,931, inclusive of  $1,988 and $3,939 of payroll and related expenses, for the three and six months ended April 30, 2007 respectively, compared to $3,430 of Stargames related SG&A expenses for both the three and six months ended April 30, 2006.

•       Share-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123R was $1,185 and $2,557, including $762 and $1,589 of amortization of restricted stock compensation, for the three and six months ended April 30, 2007 respectively, compared to $1,145 and $2,348, including $419 and $735 of restricted stock compensation,  respectively, in the same prior year periods.

•       Offsetting the above increases was a decline in corporate legal fees which were $1,011 and $1,960 for the three and six months ended April 30, 2007 compared to $1,024 and $2,514 in the same prior year periods. Current period legal fees relate predominately to the Play Four Poker and Mind Play Nevada litigation. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity required to protect our intellectual property.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three and six months ended April 30, 2007, R&D expense increased to $4,503 from $3,239 and increased to $8,400 from $5,200  respectively, for the same prior year periods. R&D expenses for the six months ended April 30, 2007 increased primarily due to the acquisition of Stargames on February 1, 2006. R&D expenses at Stargames for the three and six months ended April 30, 2007 were $2,416 and $4,573, respectively as compared to $1,390 in both the three and six month prior year periods. Further contributing to the increase in R&D expenses are added personnel at both our domestic operation and Stargames and increased expenditures on newer generation shuffler products over those incurred in the prior year period.

We continue to spend significant R&D efforts on the development of our new generation shuffler products, such as the iDeal, our card recognition products, as well as other table accessories, such as the iShoe. With our expansion into the multi player electronic table games and electronic gaming machines market, we continue to spend significant R&D dollars on games development related to our EGM’s and the expansion of our electronic table games portfolio related to our multi terminal electronic table games.  Finally, we also have significant R&D spend related to operating systems upgrades to our Vegas Star, Rapid Table Games, and EGM products.

During the three months ended April 30, 2006, as required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the portion of the purchase price allocated to in-process R&D of $19,145 was immediately expensed.

A project-by-project valuation using the guidance in SFAS 141 and the American Institute of Certified Public Accountants (AICPA) Practice Aid “Assets Acquired in a Business Combination to Be Used In Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries” has been performed by independent valuation specialists to determine the fair value of research and development projects of Stargames.

In-process research and development (“IPR&D”) is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product. The fair value was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project’s stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition. The expensing of IPR&D through purchase accounting allows for the expensing of certain R&D efforts at the acquisition date consistent with the expensing of R&D efforts as they are incurred for in-house development efforts.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. The following table provides a breakdown of depreciation and amortization expense for the three and six months ended April 30, 2007 and 2006, as well as the geography on the condensed consolidated statements of income.

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Gross margin:
Amortization	$2,317	$1,884	$4,685	$3,383
Depreciation	1,164	1,272	2,420	2,522
Total	3,481	3,156	7,105	5,905
Operating expenses:
Amortization	$376	$521	$672	$661
Depreciation	736	602	1,388	1,042
Total	1,112	1,123	2,060	1,703
Total:
Amortization	$2,693	$2,405	$5,357	$4,044
Depreciation	1,900	1,874	3,808	3,564
Total	$4,593	$4,279	$9,165	$7,608

The increase for the six months ended April 30, 2007, as compared to the same prior year period is attributable to the amortization of intangible assets associated with the Stargames acquisition, effective February 1, 2006.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Interest income	$392	$561	$784	$1,070
Interest expense	(1,831)	(2,287)	(3,722)	(2,950)
Amortization of debt issue costs	(325)	(634)	(673)	(892)
Foreign currency (loss) gain	(990)	22	(1,130)	(103)
Other	(3)	1	(7)	48
Total Other expense	$(2,757)	$(2,337)	$(4,748)	$(2,827)

Interest income is primarily related to our interest bearing sales-type leases and notes receivable for the three and six months ended April 30, 2007. During the three and six months ended April 30, 2006, interest income also included interest from our investment portfolio which has since matured.

Interest expense for the six months ended April 30, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement. Interest expense for the six months ended April 30, 2006, was primarily related to the $150,000 of Notes due in April 2024 and the Old Credit Agreement. A

more detailed discussion of the Notes and the New Credit Agreement are included below under the heading “Liquidity and Capital Resources.”

The increase in the foreign currency loss for the three and six months ended April 30, 2007 is primarily caused by the weakening of the U.S. dollar versus the Australian dollar and the Euro. Our foreign subsidiaries engage in activities with us and certain customers in US dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation” for the three months ended April 30, 2007.

INCOME TAXES

Our effective income tax rate for continuing operations for the three and six months ended April 30, 2007, was 31.3% and 28.9%, respectively. Our effective tax rate for the three and six months ended April 30, 2006, was (34.5%) and 447.7%, respectively. The decrease in our effective income tax rate is primarily due to a one time tax benefit recorded in the six months ended April 30, 2007 related to research and development tax credits. Our tax rate is favorably impacted by a change in the product mix in lower tax jurisdictions as well as the newly enacted manufacturing deduction.

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the six months ended April 30, 2007 and 2006, we realized income tax benefits of $1,748 and $2,487, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Income (loss) from continuing operations	$3,427	$(12,632)	$5,378	$(5,414)
Basic earnings (loss) per share	$0.10	$(0.37)	$0.16	$(0.16)
Diluted earnings (loss) per share	$0.10	$(0.37)	$0.15	$(0.16)
Weighted average shares data:
Basic	34,696	34,555	34,663	34,522
Dilutive effect of options and restricted stock	640	—	797	—
Dilutive effect of contingent convertible notes	—	—	5	—
Diluted	35,336	34,555	35,465	34,522
Outstanding shares data:
Shares outstanding, beginning of period	35,171	35,422	34,895	34,958
Options exercised	21	156	224	723
Shares repurchased	—	(407)	(75)	(558)
Restricted stock issued	31	—	205	50
Other	(4)	—	(30)	(2)
Shares outstanding, end of period	35,219	35,171	35,219	35,171

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units / seats and per unit amounts)

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

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of April 30, 2007, our shuffler installed base totaled 23,852 units, a 17.1% increase from 20,368 units as of April 30, 2006. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

Our Table iD product remains in the development stage, including our iShoe which increases table game security by reading each card as it is removed from the shoe to reduce game manipulation.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker®, Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. In fiscal 2003, we began selling lifetime licenses of certain of our proprietary table games. As of April 30, 2007, our proprietary table game installed base totaled 4,599 games, a 20.5% increase from 3,816 games as of April 30, 2006. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition. As a result, we expect to further increase the penetration of our content in the marketplace, as well as create a longer-term replacement opportunity.

As discussed above, our multi-terminal gaming products consist of Table Master, and the Vegas Star and Rapid Table Games products which we acquired through our acquisition of Stargames effective February 1, 2006. These multi-terminal gaming products allow us to expand the distribution of our proprietary table game portfolio. Some of our multi-terminal gaming products enable us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets. Our growth strategy for the multi-terminal gaming products is to position these products as a more cost-effective way to offer lower stakes table games to our casino customers. As of April 30, 2007, our multi terminal gaming products installed base totaled 5,153 seats, a 31.3% increase from 3,924 seats as of April 30, 2006.

Table Master is a fixed five station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis. The Table Master units feature a diverse mix of blackjack and poker-based proprietary table game content, including Royal Match 21 Blackjack, Three Card Poker, Let It Ride Bonus with 3 Card Bonus and Dragon Bonus Baccarat.

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

Through the acquisition of Stargames, we also acquired a broad line of traditional video slot machines designed more specifically for the Australian and Asian gaming markets. The Electronic Gaming Machines (“EGM’s”) feature a variety of game selections including licensed content provided by WMS Industries. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform. As of April 30, 2007, our EGM’s installed base totaled 17,441 seats, a 16.6% increase from 14,953 seats as of April 30, 2006.

Segment revenues include sale, lease or licensing of products within each reportable segment. We measure segment revenue performance in terms of dollars and installed unit / seat base. Installed unit / seat base is the sum of product units or seats under lease or license agreements and inception-to-date sold units or seats. As discussed above, we have combined the presentation of our Table Master, Rapid Table Games and Vegas Star products as multi-terminal gaming seats. Due to their modular design, both the Rapid Table Games and Vegas Star products are best analyzed based upon number of seats sold or leased. Our Table Master is a fixed five seat station and accordingly is analyzed as five seats. We believe that Installed Base is an important gauge of segment performance because it measures historical market placements of leased and sold units / seats and it provides insight into potential markets for service and next-generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units or seats currently in active use.

Segment operating income includes revenues and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of product related intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses and manufacturing overhead. Corporate general and administrative expenses are not allocated to segments.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	April 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Utility Products segment revenue
Lease	$5,889	$6,084	$(195)	(3.2)%
Sales—Shuffler	13,509	15,138	(1,629)	(10.8)%
Sales—Chipper	315	463	(148)	(32.0)%
Service and other	2,387	1,930	457	23.7%
Total sales and service	16,211	17,531	(1,320)	(7.5)%
Total Utility Products segment revenue	$22,100	$23,615	$(1,515)	(6.4)%
Utility Products segment operating income	$10,602	$12,756	$(2,154)	(16.9)%
Utility Products segment operating margin	48.0%	54.0%
Shufflers installed base (end of quarter)
Lease units	4,633	4,630	3	0.1%
Sold units, inception-to-date
Beginning of quarter	18,245	14,580	3,665	25.1%
Sold during quarter	1,044	1,293	(249)	(19.3)%
Less trade-ins and exchanges	(70)	(135)	65	48.1%
End of quarter	19,219	15,738	3,481	22.1%
Total installed base	23,852	20,368	3,484	17.1%
Chipper installed base (end of quarter) *
Lease units	10	10	—	0.0%
Sold units, inception-to-date
Beginning of quarter	646	519	127	24.5%
Sold during quarter	13	17	(4)	(23.5)%
End of quarter	659	536	123	22.9%
Total installed base	669	546	123	22.5%

*                    Chipper units adjusted in all periods presented to include the Chipmaster product which was previously excluded.

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper products.

For the three months ended April 30, 2007, Utility Products segment revenue decreased 6.4%, compared to the same prior year period, primarily due to a decrease in Utility Products sales and service revenue. Our Utility Products lease revenue remained relatively flat compared to the same prior year period.

The slight decrease in Utility Products lease revenue for the three months ended April 30, 2007, compared to the same prior year period primarily reflects:

•                    A net increase of 3 shuffler units leased from 4,630 to 4,633. Conversions from leased shufflers to sold shufflers were 252 in the prior year period as compared to 102 in the current year period, which is consistent with our renewed emphasis on leasing versus selling.

•                    The average shuffler lease price reflects a price increase on the older generation shufflers during the current year period. However, this price increase was offset by “introductory” lease pricing on newer generation shufflers. Additionally, the timing of conversions and new lease installs has had a negative impact on the average lease price compared to the prior year. The conversions weighting heavier at the beginning of the quarter and the new leases weighting heavier at the end of the quarter result in a net decline in the average lease price metric.

•                    The shuffler lease base continues to grow on our one2six and MD2® shufflers over the prior year period with replacements in the period predominantly of our King shuffler.

The decrease in Utility Products sales and service revenue for the three months ended April 30, 2007, compared to the same prior year period primarily reflects:

•                    A decrease in shuffler sale revenue largely attributable to the conversion activity referred to above. Conversions in the prior year period were 252 versus 102 in the current year period.

•                    Offsetting the revenue decrease was an increase in the average selling prices of our shufflers. The increase is demonstrated in the calculated average sales price, using the metrics in the above table of $12,940 in the current year period compared to $11,708 in the prior year period. Placements in the current quarter were predominately our third generation shuffler products, including the one2six and MD2 shufflers. Sales of our MD2 shufflers with card recognition, which carry a much higher average sales price, totaled 218 units, representing a new quarterly record for this product. The majority of these shufflers were sold in Macau, where the security features of the optical card recognition capability is proving to be essential to Macau casino operators.

•                    The decrease in sold shuffler units was comprised primarily of decreases in the sales of Ace and DeckMate shufflers, which totaled 41 and 120, respectively, in the current quarter compared to 183 and 251 respectively, in the prior year quarter.

•                    A decrease in chipper unit sales to 13 units from 17 units sold for the same prior year period. The decrease was primarily caused by a large order from a customer during the three months ended April 30, 2006.

Utility Products segment operating income and operating margin for the three months ended April 30, 2007, decreased 16.9% and 6.0%, respectively, compared to the same prior year period, primarily due to the decrease in utility revenue and the overall increase in SG&A and R&D expenses allocated to the Utility segment. Also contributing to the decline was an increase in amortization expense associated with the one2six shuffler and Easy Chipper of $1,118 for the three months ended April 30, 2007, compared to $863 for the same prior year period.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Six Months Ended
	April 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Utility Products segment revenue
Lease	$11,885	$12,094	$(209)	(1.7)%
Sales—Shuffler	22,965	26,759	(3,794)	(14.2)%
Sales—Chipper	912	3,345	(2,433)	(72.7)%
Service and other	4,123	3,302	821	24.9%
Total sales and service	28,000	33,406	(5,406)	(16.2)%
Total Utility Products segment revenue	$39,885	$45,500	$(5,615)	(12.3)%
Utility Products segment operating income	$18,847	$23,471	$(4,624)	(19.7)%
Utility Products segment operating margin	47.3%	51.6%
Shufflers installed base (end of period)
Lease units	4,633	4,630	3	0.1%
Sold units, inception-to-date
Beginning of period	17,630	13,780	3,850	27.9%
Sold during period	1,795	2,250	(455)	(20.2)%
Less trade-ins and exchanges	(206)	(292)	86	29.5%
End of period	19,219	15,738	3,481	22.1%
Total installed base	23,852	20,368	3,484	17.1%
Chipper installed base (end of period)*
Lease units	10	10	—	0.0%
Sold units, inception-to-date
Beginning of period	620	368	252	68.5%
Sold during period	39	168	(129)	(76.8)%
End of period	659	536	123	22.9%
Total installed base	669	546	123	22.5%

*                    Chipper units adjusted in all periods presented to include the Chipmaster product which waspreviously excluded.

For the six months ended April 30, 2007, Utility Products segment revenue decreased 12.3%, compared to the same prior year period, primarily due to a 16.2% decrease in Utility Products sales and service revenue. Additionally, Utility Products lease revenue decreased 1.7%, compared to the same prior year period.

The decrease in Utility Products lease revenue for the six months ended April 30, 2007, compared to the same prior year period, primarily reflects:

•       Conversions of 526 shufflers in the prior year period as compared to 353 in the current year period, consistent with our renewed emphasis on leasing versus selling. This has allowed the overall installed base to grow to 23,852, or an increase of 3,484 units, or 17.1% period over period.

•       “Introductory” pricing for the newer generation shuffler leases offset the price increase implemented in the current year period for older generation shuffler units. Timing of conversions and new leases also dilutes the average lease price.

•       Shuffler placements in the six month period were predominately our Deck Mate®, ACE®, MD1®, and MD2® shufflers. Shuffler conversions for the current period were comprised primarily of second generation ACE® shufflers, in anticipation of introducing our next generation specialty table game shuffler, the iDeal shuffler, in late fiscal 2007. Shuffler conversions for the same prior year period were comprised primarily of ACE, MD1, and Deck Mate shufflers.

The decrease in Utility Products sales and service revenue for the six months ended April 30, 2007, compared to the same prior year period primarily reflects:

•       The impact of the shuffler conversions referred to above.

•       Offsetting the revenue decrease was an increase in the average selling prices of our shufflers. The average sales price, as computed from the information in the table above, increased to $12,794 from $11,893 in the same prior year period. This increase reflects the higher price point on our newer shuffler models plus the impact of an increase in the older generation shuffler models.

•       The decrease in sold shuffler units was comprised primarily of sales of Deck Mate, one2six and MD2 shufflers of 410, 494, and 470, respectively, in the current period compared to 625, 604, and 580, respectively, in the prior year period.

•       We sold 39 chipper units compared to 168 units for the same prior year period, which was a decrease of 129. The decrease was due to a large Easy Chipper sale to one customer in the prior year period. For the six months ended April 30, 2007, total revenue contribution from Chipper sales was approximately $912 as compared to $3,345 in the prior year period, which was a decrease of $2,433, or 72.7%.

Utility Products segment operating income and operating margin for the six months ended April 30, 2007, decreased 19.7% and 4.3%, respectively, compared to the same prior year period. The decrease primarily relates to the increased SG&A and R&D as a percentage of revenue attributable to the Utility segment. This increase also includes a larger percentage of one2six  amortization expense than in the prior year period. Amortization expense associated with the one2six shuffler and Easy Chipper was $2,248 for the six months ended April 30, 2007, compared to $1,711 for the same prior year period.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months Ended
	April 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$6,076	$6,123	$(47)	(0.8)%
Royalties and leases—Multi-Terminal Gaming	1,080	341	739	216.7%
Other	21	11	10	90.9%
Total royalties and leases	7,177	6,475	702	10.8%
Sales—Table games	1,359	1,697	(338)	(19.9)%
Sales—Multi-Terminal Gaming	3,774	5,433	(1,659)	(30.5)%
Sales—Electronic Gaming Machines	8,836	2,879	5,957	206.9%
Service and other	1,341	3,168	(1,827)	(57.7)%
Total sales and service revenue	15,310	13,177	2,133	16.2%
Total Entertainment Products segment revenue	$22,487	$19,652	$2,835	14.4%
Entertainment Products segment operating income	$8,298	$(9,489)	$17,787	187.4%
Entertainment Products segment operating margin	36.9%	(48.3)%
Table games installed base (end of quarter)
Royalty units	3,239	2,952	287	9.7%
Sold units, inception-to-date
Beginning of quarter	1,312	833	479	57.5%
Sold during quarter	48	31	17	54.8%
End of quarter	1,360	864	496	57.4%
Total installed base	4,599	3,816	783	20.5%
Multi-Terminal Gaming Products installed base (end of quarter)
Lease seats	634	214	420	196.3%
Sold seats, inception-to-date
Beginning of quarter	4,345	430	3,915	910.5%
Sold during quarter	194	249	(55)	(22.1)%
Less trade-ins and exchanges	(20)	—	(20)	100.0%
Stargames acquired base	—	3,031	(3,031)	(100.0)%
End of quarter	4,519	3,710	809	21.8%
Total installed base	5,153	3,924	1,229	31.3%
Electronic Gaming Machines installed based (end of quarter)
Lease seats	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of quarter	16,720	—	16,720	100.0%
Sold during quarter	721	281	440	156.6%
Stargames acquired base	—	14,672	(14,672)	(100.0)%
End of quarter	17,441	14,953	2,488	16.6%
Total installed base	17,441	14,953	2,488	16.6%

For the three months ended April 30, 2007, Entertainment Products segment revenue increased 14.4%, compared to the same prior year period. The increase was primarily due to the $13,892 contribution from the Stargames product line in the current year period as compared to $10,700 in the prior year period.

The 10.8% increase in Entertainment Products royalty and lease revenue for the three months ended April 30, 2007, compared to the same prior year period, primarily reflects:

•                    A net increase of 420 multi-terminal gaming product seats on lease from 214 to 634 seats. The increase in multi-terminal gaming seats were predominantly caused by an increase in Table Master seats on lease. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 270 seats of our Table Master electronic table game platform on a participation basis.

•                    A net increase of 287 table game royalty units on lease, consistent with our renewed emphasis on leasing versus selling.

•                    The increase in net table game lease additions comprised primarily of unit increases in Bet the Set “21”™, Dragon Bonus® and Ultimate Texas Hold’em™. The side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price. The table game royalty unit increases were offset by the conversion of 41 royalty units to lifetime license sales, consisting primarily of Three Card Poker, Four Card Poker® and Fortune Pai Gow Poker which currently yields higher average monthly lease prices than our more recent game introductions. These conversions are consistent with our strategy of selling certain proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 26 royalty units and consisted primarily of Three Card Poker.

As discussed above, the increase in Entertainment Products sales and service revenue for the three months April 30, 2007, compared to the same prior year period is primarily attributed to the Stargames product line contribution. Other contributions include:

•                    A net increase of 440 EGM seats sold to 721 from 281, primarily due to timing of customer orders.

Entertainment Products segment operating income and margin for the three months ended April 30, 2007 increased $17,787 and 85.2%, respectively, from the same prior year period. As discussed earlier, the prior year period reflects a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames. Excluding the impact of the IPR&D, the prior year operating margin would have been $9,656 and 49.1%, respectively. The current period margins were negatively impacted by the minimum royalty shortfall related to EGM’s of $950 and a customer credit related to a Stargames sale in August 2005, prior to our acquisition on February 1, 2007. The decrease was also caused by a decrease in lifetime license sales of our premium live proprietary table games. Finally, installation costs related to our Table Master and other multi terminal gaming machines on lease have a negative impact on the period of the initial installation. These costs are one-time in nature.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Six Months Ended
	April 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$11,877	$12,051	$(174)	(1.4)%
Royalties and leases—Multi-Terminal Gaming	2,259	662	1,597	241.2%
Other	43	17	26	152.9%
Total royalties and leases	14,179	12,730	1,449	11.4%
Sales—Table games	4,112	4,715	(603)	(12.8)%
Sales—Multi-Terminal Gaming	7,883	7,615	268	3.5%
Sales—Electronic Gaming Machines	12,361	2,879	9,482	329.4%
Service and other	3,474	3,136	338	10.8%
Total sales and service revenue	27,830	18,345	9,485	51.7%
Total Entertainment Products segment revenue	$42,009	$31,075	$10,934	35.2%
Entertainment Products segment operating income	$14,930	$(1,501)	$16,431	1,094.7%
Entertainment Products segment operating margin	35.5%	(4.8)%
Table games installed base (end of quarter)
Royalty units	3,239	2,952	287	9.7%
Sold units, inception-to-date
Beginning of period	1,233	768	465	60.5%
Sold during period	127	96	31	32.3%
End of period	1,360	864	496	57.4%
Total installed base	4,599	3,816	783	20.5%
Multi-Terminal Gaming Products installed base (end of quarter)
Lease seats	634	214	420	196.3%
Sold seats, inception-to-date
Beginning of period	4,142	300	3,842	1,280.7%
Sold during period	397	379	18	4.7%
Less trade-ins and exchanges	(20)	—	(20)	100.0%
Stargames acquired base	—	3,031	(3,031)	(100.0)%
End of period	4,519	3,710	809	21.8%
Total installed base	5,153	3,924	1,229	31.3%
Electronic Gaming Machines installed based (end of quarter)
Lease units	—	—	—	0.0%
Sold seats, inception-to-date
Beginning of period	16,279	—	16,279	100.0%
Sold during period	1,162	281	881	313.5%
Stargames acquired base	—	14,672	(14,672)	(100.0)%
End of period	17,441	14,953	2,488	16.6%
Total installed base	17,441	14,953	2,488	16.6%

For the six months ended April 30, 2007, Entertainment Products segment revenue increased 35.2%, compared to the same prior year period primarily due to the $24,012 revenue contribution of Stargames as compared to $10,700 in the prior year period. These increases were offset by decreases in lifetime license sales, partially offset by increases in revenue related to our Table Master products.

The increase in Entertainment Products royalty and lease revenue for the six months ended April 30, 2007, compared to the same prior year period, primarily reflects:

•                    A net increase of 420 multi-terminal gaming product seats on lease from 214 to 634 seats. The increase in multi-terminal gaming seats were predominantly caused by an increase in Table Master seats on lease. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 270 seats of our Table Master electronic table game platform on a participation basis.

•       A net increase of 287 table game royalty units on lease, consistent with our renewed emphasis on leasing vs. selling.

•       The increase in net table game lease additions comprised primarily of unit increases in Ultimate Texas Hold’em, Fortune Pai Gow Poker, Dragon Bonus®, and our more recently acquired games. Additionally, effective January 1, 2007, we increased the monthly lease rate for Three Card Poker, which partially benefited the six month period. The table game royalty unit increases were offset by the conversion of  106 royalty units to lifetime license sales, consisting primarily of Three Card Poker, Four Card Poker, and Fortune Pai Gow which currently yields higher average monthly royalty rates than our more recent game introductions. These conversions are consistent with our strategy of selling our older proprietary table games to allow access to expanded casino floor space for our newer table game introductions. Prior period conversions totaled 86 royalty units and consisted primarily of Three Card Poker and Let It Ride.

As discussed above, the increase in Entertainment Products sales and service revenue for the six months ended April 30, 2007, compared to the same prior year period is primarily attributed to the Stargames contribution offset by a decrease in lifetime license sales revenue during the six months ended April 30, 2007.

Entertainment Products segment operating income for the six months ended April 30, 2007, increased compared to the same prior year period. As discussed earlier, the prior year period reflects a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames. Excluding the impact of the IPR&D, the prior year operating margin would have been $17,644 and 56.8%. The current period margins were negatively impacted by the minimum royalty shortfall related to EGM’s of $950 and a customer credit related to a Stargames sale in August 2005, prior to our acquisition on February 1, 2007. Installation costs related to our Table Master and other multi terminal gaming machines on lease have a negative impact on the period of the initial installation. These costs are one-time in nature. In general, our multi terminal gaming products have lower operating margins than our traditional table game products. The decrease was also caused by a decrease in lifetime license sales of our premium live proprietary table games. Also contributing to the margin decline is the allocation of larger SG&A and R&D expenses to the entertainment segment due to the overall increases in these amounts used to support the entertainment products segment.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three and six months ended April 30, 2007 and 2006:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	April 30,		April 30,		April 30,		April 30,
	2007		2006		2007		2006
Revenue:
United States	$17,687	39.6%	$21,493	49.6%	$39,744	48.5%	$45,374	59.2%
Canada	2,351	5.3%	2,885	6.7%	4,020	4.9%	4,087	5.3%
Other North America	443	1.0%	913	2.1%	957	1.2%	1,790	2.3%
Europe	2,386	5.3%	1,604	3.7%	4,166	5.1%	4,099	5.3%
Australia	9,215	20.6%	9,896	22.9%	18,499	22.6%	10,268	13.4%
Asia	11,598	26.0%	6,373	14.7%	13,031	15.9%	10,674	13.9%
Other	964	2.2%	139	0.3%	1,568	1.9%	328	0.4%
	$44,644	100.0%	$43,303	100.0%	$81,985	100.0%	$76,620	100.0%

Revenues by geographic area are determined based on the location of our customer. For the three and six months ended April 30, 2007, sales to customers outside the United States accounted for 60.4% and 51.5%, respectively, of consolidated revenue, compared to 50.4% and 40.8%, respectively, for the same prior year period. The period-over-period increase in sales to customers outside the United States is primarily attributed to contributions from our acquisition of Stargames in Australia and expansion into the Macau market. Going forward, we expect our international revenues to continue to grow, particularly in the Australasia region.

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

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	April 30,	October 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
Cash, cash equivalents, and investments	$7,148	$8,917	$(1,769)	(19.8)%
Working capital	$61,212	$(18,895)	$80,107	424.0%
Current ratio	2.7	0.8	1.9	237.5%

As of October 31, 2006, we had $70,000 outstanding under our Old Credit Agreement which was due to mature on November 30, 2006, and accordingly it was classified as a current liability. This current maturity resulted in negative working capital.

Excluding the short-term bridge financing of $70,000, working capital was $51,105 and the current ratio was approximately 2.3 as of October 31, 2006.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Six Months Ended
	April 30,		Increase	Percentage
	2007	2006	(Decrease)	Change
Income (loss) from continuing operations	$5,378	$(5,414)	$10,792	199.3%
Non-cash items	13,485	11,266	2,219	19.7%
IPR&D	—	19,145	(19,145)	-100.0%
Income tax related items	(2,304)	(3,827)	1,523	39.8%
Investment in sales-type leases and note receivable	2,308	(181)	2,489	1375.1%
Other changes in operating assets and liabilities	(3,541)	(8,598)	5,057	-58.8%
Discontinued operations, net of tax	87	47	40	85.1%
Cash flow provided by operating activities	$15,413	$12,438	$2,975	23.9%

•       Non-cash items are comprised of depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, provision for bad debts, provision for inventory obsolescence and equity method investment loss. The increase in non-cash items for the six months ended April 30, 2007, is substantially due to an increase in depreciation and amortization expense for the six months ended April 30, 2007. Depreciation and amortization expense related to

Stargames was $2,013 for the six months ended April 30, 2007 compared to $867 for the same prior year period.

•       Income tax related items include prepaid income taxes, deferred income taxes, tax benefit from stock option exercises, prepaid income taxes and is net of excess tax benefit from stock option exercises.

•       We utilize sales-type leases and notes receivable as a means to provide financing alternatives to our customers. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases and notes receivable, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. Effective March 1, 2007, we implemented a significant increase in the interest rate that we are charging on all new sales-type leases and notes receivables. This is in partly in response to our lease versus buy strategy discussed in the segment reporting section of Management’s Discussion and Analysis, as well as a result of the debt that the we have taken on related to the acquisition of Stargames. We expect that some of our customers will continue to choose sales-type leases and notes receivable as their preferred method of purchasing our products. The volume of sales-type leases and notes receivable in any period may fluctuate, largely due to our customers’ preferences.

•       Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities. The increase in inventories is related to the increased cost related to our EGM and multi terminal gaming machines as compared to our traditional shuffler and live proprietary table games business model.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Six Months Ended
	April 30		Increase	Percentage
	2007	2006	(Decrease)	Change
Net purchases of investments	$—	$6,028	$(6,028)	(100.0)%
Capital expenditures	(6,945)	(4,892)	(2,053)	(42.0)%
Proceeds from sale of leased assets	818	628	190	30.3%
Acquisition of Stargames, net of cash acquired	(1,750)	(114,337)	112,587	98.5%
Other	—	—	—	0.0%
Cash flow used by investing activities	$(7,877)	$(112,573)	$104,696	(93.0)%

•       Capital expenditures include purchases of products for lease, property and equipment, and intangible assets.

•       Direct acquisition cost associated with the acquisition of Stargames was $1,750 in the six months ended April 30, 2007 compared to $114,337 in the same prior year period.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Six Months Ended
	April 30.		Increase	Percentage
	2007	2006	(Decrease)	Change
Repurchases of common stock	$(1,933)	$—	$(1,933)	(100.0)%
Proceeds from stock option exercises, net	2,493	5,710	(3,217)	(56.3)%
Proceeds from bridge financing, net of issue costs	—	114,719	(114,719)	(100.0)%
Proceeds from senior secured revolving credit
facility, net of issue costs	70,958	—	70,958	100.0%
Proceeds from other borrowings	1,685	5,085	(3,400)	(66.9)%
Excess tax benefit from stock option exercises	1,458	2,371	(913)	(38.5)%
Payments on acquisition financing	(70,000)	—	(70,000)	(100.0)%
Payments on senior secured revolving credit facility	(4,500)	—	(4,500)	(100.0)%
Payments of notes payable and financing liabilities	(9,380)	(18,402)	9,022	49.0%
Cash flow provided (used) by financing activities	$(9,219)	$109,483	$(118,702)	(108.4)%

•       During the six months ended April 30, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to zero shares in the same prior year period.

•       Our employees and directors exercised 224 options during the six months ended April 30, 2007, at an average exercise price of $18.94 per share, compared to 490 options at an average exercise price of $11.65 per share during the same prior year period.

•       We received $70,958 proceeds, net of debt issuance costs, from our senior secured revolving credit facility. Proceeds were used to pay off the Old Credit Agreement associated with the acquisition of Stargames.

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

STOCK REPURCHASE AUTHORIZATIONS

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations which totaled $28,233, during the three months ended April 30, 2007 and 2006, respectively, no shares of our common stock were repurchased. During the six months ended April 30, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to zero shares in the same prior year period. As of April 30, 2007, $28,233 remained outstanding under our board authorizations. We cancel shares that we repurchase.

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

The Notes are convertible, at the holders’ option, into cash and shares of our common stock, under any of the following circumstances:

•                    during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over 20 trading days, during the previous quarter, is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

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

•                    Total Leverage Ratio;

•                    Interest Expense Coverage ratio; and

•                    Agreements to restrict dividends and other payments from subsidiaries.

As of April 30, 2007, $68,180 remained outstanding under the New Credit Agreement. At April 30, 2007, we had approximately $31,820 of available borrowings under the senior secured credit facility. As of April 30, 2007, we were in compliance with all financial covenants.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of April 30, 2007 and October 31, 2006, were $0 and $3,872, respectively. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

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

Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of April 30, 2007 and October 31, 2006, was $3,420 and $4,441, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of April 30, 2007 and October 31, 2006, of $2,910 and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $70 and $265, respectively. The remaining principal and interest payment of $3,000 is due in December 2007.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of  April 30, 2007 and October 31, 2006, was $505 and $526, respectively.

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

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of April 30, 2007 is $141,690. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $2,550. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $1,110.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of April 30, 2007, we have not entered into any foreign currency exchange contracts.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2007. Such conclusions resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K/A dated April 23, 2007 (date of revised filing in 2007), and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of April 30, 2007, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

•       Inadequate resources in our accounting and finance departments. This condition led to inadequate internal controls over the reconciliation and analysis of the inter-company inventory accounts. The control over the elimination of inter-company profit was not designed to provide reasonable assurance of the completeness of the inventory subject to elimination. Additionally, analytical review procedures did not operate effectively in identifying the error in a timely manner. Certain checklists to ensure the completeness and accuracy of the inter-company elimination process did not exist. This weakness in the design and operating effectiveness of internal controls resulted in a restatement of our consolidated financial statements for the fiscal year ended October 31, 2006.  This material weakness was identified in conjunction with the preparation of our quarterly financial statements for the quarter ended January 31, 2007.  The identification of this material weakness and related inadvertent error resulted in a restatement and amendment of our annual report on Form 10-K/A for the fiscal year ended October 31, 2006, which was filed on April 23, 2007.

During the quarter ended April 30, 2007 we have completed certain remediation initiatives including:

Remediation of Material Weakness Relating to Evaluation and Review of Non-routine Transactions involving Judgments and Estimates

•       Recurring training sessions, consistent with training that has occurred in prior quarters and prior years and which will focus on awareness of revenue recognition concepts with emphasis on non-standard contracts, is scheduled at the corporate office and foreign subsidiaries for the remainder of fiscal year 2007.

•       We provided additional and ongoing training for all sales and accounting staff, including foreign subsidiaries, related to revenue recognition principles and non-routine transactions.

•       Increased the depth and breadth of sub-certification requirements throughout the organization, including foreign subsidiaries, particularly relating to the disclosure of non-standard contracts.

Remediation of Material Weakness Relating to Identification and Proper Elimination of Inter-company Inventory Transactions

•       The improvement of the transfer pricing process to ensure identification and appropriate elimination of inter-company inventory transactions;

•       Providing additional and on-going training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, policies and procedures, especially in the area of transfer pricing and inter-company inventory transactions; and

•       Employed a qualified consultant to assist in the design and implementation of additional controls designed to remediate internal control deficiencies.

Management has scheduled additional remediation initiatives to be completed in the remainder of fiscal year 2007. These include, but are not limited to:

Remediation of Material Weakness Relating to Evaluation and Review of Non-routine Transactions involving Judgments and Estimates

•       Training consistent to that which has occurred in prior quarters and prior years at the corporate office and foreign subsidiaries has recurring sessions scheduled in the remainder of fiscal year 2007 which focus awareness of revenue recognition concepts, with an emphasis on non-standard contracts; and

•       Employing additional finance and accounting staff as well as adding additional qualified personnel, as necessary, to further assist in the remediation and monitoring of internal control deficiencies.

Remediation of Material Weakness Relating to Identification and Proper Elimination of Inter-company Inventory Transactions

•       Employing additional finance and accounting staff as well as adding additional qualified personnel and consultants to assist in implementing and operating controls designed to remediate internal control deficiencies.

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified at October 31, 2006, remains a priority for us during fiscal year 2007 and we anticipate remediation as of October 31, 2007.

Except for the remediation initiatives with respect to the material weaknesses described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable

(b)   Not applicable

(c)          The following table provides monthly detail regarding our share repurchases during the three months ended April 30, 2007 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Feb 1 - Feb 28	—	$—	—	$28,233
Mar 1 - Mar 31	—	$—	—	$28,233
Apr 1 - Apr 30	—	$—	—	$28,233
Total	—	$—	—

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:   June 11, 2007

/s/ MARK L. YOSELOFF
Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ RICHARD L. BALDWIN
Richard L. Baldwin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)