Form 10-Q
period 2007-07-31
SHUFFLE MASTER INC
filed 2007-09-10
CIK 718789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

As of September 5, 2007, there were 35,235,825 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2007
TABLE OF CONTENTS

PART I

ITEM 1.                FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenue:
Utility products leases	$6,254	$5,936	$18,139	$18,029
Utility products sales and service	12,607	12,689	40,607	46,095
Entertainment products leases and royalties	8,585	6,532	22,764	19,262
Entertainment products sales and service	17,661	15,568	45,491	33,914
Other	28	12	119	58
Total revenue	45,135	40,737	127,120	117,358
Costs and expenses:
Cost of leases and royalties	4,598	2,858	12,165	8,417
Cost of sales and service	14,624	10,491	39,194	29,308
Selling, general and administrative	15,469	14,851	44,347	38,211
Research and development	4,302	3,763	12,702	8,963
Gain on sale of patent	—	(4,566)	—	(4,566)
In-process research and development	—	—	—	19,145
Total costs and expenses	38,993	27,397	108,408	99,478
Income from operations	6,142	13,340	18,712	17,880
Other expense	(1,829)	(1,873)	(6,577)	(4,699)
Equity method investment loss	(77)	(119)	(338)	(275)
Income from continuing operations before tax	4,236	11,348	11,797	12,906
Provision for income taxes	1,500	3,905	3,683	10,876
Income from continuing operations	2,736	7,443	8,114	2,030
Discontinued operations, net of tax	(1)	(174)	86	(127)
Net income	$2,735	$7,269	$8,200	$1,903
Basic earnings per share:
Continuing operations	$0.08	$0.21	$0.23	$0.06
Discontinued operations	—	—	0.01	—
Net income	$0.08	$0.21	$0.24	$0.06
Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.20	$0.23	$0.06
Discontinued operations	—	—	—	(0.01)
Net income	$0.08	$0.20	$0.23	$0.05
Weighted average shares outstanding:
Basic	34,696	34,746	34,674	34,596
Diluted	35,155	36,907	35,362	36,206

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except per share amounts)

	July 31,	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,144	$8,906
Investments	13	11
Accounts receivable, net of allowance for bad debts of $375 and $1,422	23,787	32,662
Investment in sales-type leases and notes receivable, net	9,331	10,064
Inventories	36,271	24,658
Prepaid income taxes	4,540	1,138
Deferred income taxes	7,702	6,785
Other current assets	5,953	5,172
Total current assets	103,741	89,396
Investment in sales-type leases and notes receivable, net	7,744	11,510
Products leased and held for lease, net	14,431	11,282
Property and equipment, net	10,573	9,779
Intangible assets, net	77,315	77,904
Goodwill	97,885	91,700
Deferred income taxes	4,728	4,294
Other assets	11,339	9,342
Total assets	$327,756	$305,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,156	$11,217
Accrued liabilities	12,935	11,326
Customer deposits	2,206	2,017
Deferred revenue	6,384	5,499
Income taxes payable	1,369	938
Notes payable and current portion of long-term liabilities	3,129	77,294
Total current liabilities	36,179	108,291
Long-term liabilities, net of current portion	223,199	158,753
Deferred income taxes	6,407	5,614
Total liabilities	265,785	272,658
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 151,875 shares authorized; 35,227 and 34,895 shares issued and outstanding	352	349
Additional paid-in capital	5,753	717
Retained earnings	30,591	22,391
Accumulated other comprehensive income	25,275	9,092
Total shareholders’ equity	61,971	32,549
Total liabilities and shareholders’ equity	$327,756	$305,207

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,200	$1,903
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,840	5,604
Amortization	8,268	6,515
Amortization of debt issuance costs	1,000	1,132
In-process research and development	—	19,145
Share-based compensation	3,978	4,036
Gain on sale of patent	—	(4,566)
Equity method investment loss	338	—
Provision for bad debts	110	(360)
Write-down for inventory obsolescence	837	391
Tax benefit from stock option exercises	299	125
Excess tax benefit from stock option exercises	(969)	(2,650)
Changes in operating assets and liabilities:
Accounts receivable	10,487	3,640
Investment in sales-type leases and notes receivable	4,381	(2,511)
Inventories	(10,308)	(3,024)
Accounts payable and accrued liabilities	2,853	(1,620)
Customer deposits	206	62
Deferred revenue	535	862
Prepaid income taxes	(3,345)	213
Income taxes, net of stock option exercises	1,391	1,283
Deferred income taxes	(1,260)	918
Other	(1,989)	(2,444)
Net cash provided by operating activities	30,852	28,654
Cash flows from investing activities:
Purchases of investments	—	(15,523)
Proceeds from sale and maturities of investments	—	32,288
Proceeds from sale of leased assets	1,119	1,320
Additions to products leased and held for lease	(7,919)	(6,099)
Purchases of property and equipment	(2,201)	(1,359)
Purchases of intangible assets	(2,397)	—
Acquisition of Stargames, net of cash acquired	(1,750)	(114,337)
Net proceeds from patent sale	—	3,000
Net cash used by investing activities	(13,148)	(100,710)
Cash flows from financing activities:
Proceeds from acquisition financing	—	115,000
Payments on acquisition financing	(70,000)	(30,000)
Proceeds from senior secured revolving credit facility	72,680	—
Payments on senior secured revolving credity facility	(4,500)	—
Proceeds from other borrowings	1,834	2,385
Payments on notes payable and financing liabilities	(9,979)	(9,011)
Repurchases of common stock	(1,933)	(3,532)
Debt issuance costs	(1,722)	(281)
Proceeds from issuances of common stock, net	2,497	6,065
Excess tax benefit from stock option exercises	969	2,650
Net cash provided (used) by financing activities	(10,154)	83,276
Effect of exchange rate changes on cash	(312)	(1,138)
Net increase in cash and cash equivalents	7,238	10,082
Cash and cash equivalents, beginning of period	8,906	13,279
Cash and cash equivalents, end of period	$16,144	$23,361
Cash paid for:
Income taxes, net of refunds	$6,477	$7,406
Interest	4,788	4,347

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except unit and per share amounts)

1.                 DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.   Shuffle Master, Inc. and subsidiaries (either “we,” “us,” or the “Company”) develops, manufactures and markets technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. We view our business in two operating segments, the Utility Products segment and the Entertainment Products segment.

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

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star® , Rapid Table Games™, wireless Casino On Demand™ and Shuffle Master Live!, a Malta-based internet gaming site, owned and operated by our partner, Delta Rangers, Inc. and their subsidiary, Guardian Gaming LLC, offering our proprietary content and selected public domain content. The Shuffle Master Live! site will not be operational any earlier than October 2007.

We sell, lease or license our products. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. When we lease or license our products, we generally negotiate month-to-month operating leases. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific. Each of our subsidiaries purchases products from other subsidiaries for sale, lease or license in each subsidiaries respective territories. These intercompany purchases are made in accordance with our transfer pricing policy.

Basis of presentation.   The unaudited condensed consolidated financial statements as of July 31, 2007, and for the three and nine month periods ended July 31, 2007, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial information for the three and nine months ended July 31, 2007, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

The results of operations for the three and nine months ended July 31, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2007.

Investment in Sona.   Our investment in and the operating results of Sona Mobile Holdings Corp. (“Sona”) which is not required to be consolidated in our unaudited condensed consolidated financial statements, was previously accounted for in accordance with Financial Accounting Standards Board (“FASB”) APB No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our President having a seat on the Sona Board of Directors. Due to the resignation of our President from the Sona Board of Directors, on June 12, 2007, using the guidance of APB 18, we have now concluded that we no longer have the ability to exercise significant influence over Sona and that the equity method of accounting is no longer appropriate for our investment. As of June 12, 2007, we will account for our investment under the cost method of accounting on a prospective basis and as an available for sale marketable security using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We recognized Equity method losses of $77 for the period from May 1, 2007 through June 11, 2007, and $119 for the three month period ending July 31, 2006.

We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. There were no such impairment losses recorded during the three and nine months ended July 31, 2007 and 2006. During the twelve months ended October 31, 2006, we recognized a pre-tax impairment charge totaling $1,655.

Recently Issued Accounting Standards.   In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We have not yet determined the impact, if any, that SFAS 159 will have on our Consolidated Financial Statements.

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

2.                 CURRENT AND LONG-TERM ASSETS

	July 31,	October 31,
	2007	2006
Accounts receivable, net:
Trade receivables	$24,162	$34,084
Less: allowance for bad debts	(375)	(1,422)
Total accounts receivable, net	$23,787	$32,662

	July 31,	October 31,
	2007	2006
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$12,304	$15,314
Notes receivable-table game licenses	9,014	11,395
Sub-total sales-type leases and notes receivable	21,318	26,709
Less: interest on sales-type leases and notes receivable	(1,288)	(1,615)
Less: deferred service revenue	(2,273)	(2,839)
Less: allowance for bad debts	(682)	(681)
Investment in sales-type leases and notes receivable, net	17,075	21,574
Less: current portion sales-type leases, net	(4,710)	(4,512)
Less: current portion notes receivable-table games licenses, net	(4,621)	(5,552)
Long-term portion investment in sales-type leases and notes receivable, net	$7,744	$11,510

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

Quarter ending July 31,
2008	$9,331
2009	6,351
2010	1,363
2011	30
$17,075

	July 31,	October 31,
	2007	2006
Inventories:
Raw materials and component parts	$18,833	$9,585
Work-in-process	2,201	3,051
Finished goods	15,237	12,022
	$36,271	$24,658

	July 31,	October 31,
	2007	2006
Products leased and held for lease, net:
Utility products	$23,635	$21,500
Less: accumulated depreciation	(16,775)	(13,864)
	6,860	7,636
Entertainment products	$10,395	$5,482
Less: accumulated depreciation	(2,824)	(1,836)
	7,571	3,646
Total	14,431	11,282

	July 31,	October 31,
	2007	2006
Other long-term assets:
Debt issuance costs, net	$3,161	$2,369
Deposits	3,834	3,507
Equity method investment in Sona	—	1,931
Investment in Sona	1,788	—
Other	2,556	1,535
	$11,339	$9,342

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $327 and $240 for the three months ended July 31, 2007 and 2006, respectively, and $1,000 and $1,132 for the nine months ended July 31, 2007 and 2006, respectively. Capitalized debt issuance costs related to the senior secured revolving credit facility obtained in November 2006 were $1,742.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against VendingData Corporation (“VendingData”) and deposits associated with equipment purchases. See Note 11 for more information related to the VendingData litigation.

The Other component of Other long term assets includes $500 of restricted cash related to the King Gaming Inc. contingent consideration related to the purchase of the Play Four Poker patent and trademark. See FN4 for more information.

We classify our investment in Sona as available-for-sale. Our investment is recorded at fair market value, which, as of July 31, 2007 and October 31, 2006, was $1,788 and $1,931, respectively, and approximated cost.

3.                 INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.   All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $2,911 and $2,471 for the three months ended July 31, 2007 and 2006, respectively, and $8,268 and $6,515 for the nine months ended July 31, 2007 and 2006, respectively.

Amortizable intangible assets are comprised of the following as of July 31, 2007:

	Weighted Avg	July 31,	October 31,
	Useful Life	2007	2006
Amortizable intangible assets:
Patents, games and products	10 years	$57,794	$53,452
Less: accumulated amortization		(21,277)	(15,159)
		36,517	38,293
Customer relationships	10 years	11,249	10,221
Less: accumulated amortization		(1,687)	(767)
		9,562	9,454
Licenses and other	6 years	6,725	6,313
Less: accumulated amortization		(1,778)	(1,661)
		4,947	4,652
Developed technology	4 years	9,365	8,510
Less: accumulated amortization		(3,512)	(1,596)
		5,853	6,914
Total		$56,879	$59,313

Changes in gross balances of customer relationships, licenses and other and developed technology relate primarily to foreign currency translation adjustments.

Trademark.   Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $20,436 and $18,591 as of July 31, 2007 and October 31, 2006, respectively.

Goodwill.   Changes in the carrying amount of goodwill for the nine months ended July 31, 2007, are as follows:

Balance at October 31, 2006	$91,700
Foreign currency translation adjustment	8,346
Adjustments to purchase price allocation	(2,161)
Balance at July 31, 2007	$97,885

All of our goodwill originated from the acquisitions of foreign subsidiaries. For foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility Products and Entertainment Products reporting units, as defined under SFAS 142, “Goodwill and Other Intangible Assets”.

Adjustments to goodwill for the nine months ended July 31, 2007, related to the final purchase price allocation for the Stargames acquisition as well as an adjustment at Stargames related to the reversal of an approximately $1,550 pre-acquisition liability, included in accrued liabilities, for a potential Australian Goods and Services Tax (“GST”) liability associated with export of sales in the period December 2001 through November 2006. During the three months ended July 31, 2007, a legal review of a preaquisition contingency was completed and the resulting reversal of the associated liability was recorded against goodwill, in accordance with SFAS No. 141, “Business Combinations”.

4.                 NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

Notes payable and other long-term liabilities are summarized as follows:

	July 31,	October 31,
	2007	2006
Contingent convertible senior notes, fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (New Credit Agreement)	68,180	—
Bridge loan (Old Credit Agreement)	—	70,000
Stargames credit facility	—	3,872
BTI acquisition contingent consideration	2,894	4,441
ENPAT note payable, non-interest bearing, due in installments through 2007	2,947	5,823
Kings Gaming Inc. contingent consideration	506	—
Bet the Set “21” contingent consideration	492	526
VIP note payable	—	329
Other	1,309	1,056
	226,328	236,047
Less: current portion	(3,129)	(77,294)
	$223,199	$158,753

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

$100,000 Senior Secured Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank Trust Company Americas, as a Lender, and as the Administrative Agent Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. We drew $71,180 on the bank facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures, permitted asset acquisitions, and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

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

As of July 31, 2007 and October 31, 2006, $68,180 and $0, respectively, remained outstanding under the New Credit Agreement. At July 31, 2007, we had approximately $31,820 of available borrowings under the New Credit Agreement. As of July 31, 2007, we were in compliance with all financial covenants.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of July 31, 2007 and October 31, 2006, were $0 and $3,872, respectively. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.   In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of July 31, 2007 and October 31, 2006, was $2,894 and $4,441, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of July 31, 2007 and October 31, 2006, of $2,947 and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $108 and $265, respectively. The remaining principal and interest payment of $3,000 is due in December 2007.

Kings Gaming Inc. contingent consideration.   In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (“Maturity Date”), consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount contingent upon criteria outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (“Effective Date”). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of July 31, 2007 and October 31, 2006, was $492 and $526, respectively.

5.                 SHAREHOLDERS’ EQUITY

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended July 31, 2007 and 2006, respectively, no shares of our common stock were repurchased. During the nine months ended July 31, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to 125 shares of our common stock at an average price of $28.22 in the same prior year period. As of July 31, 2007, $28,233 remained outstanding under our board authorizations. We cancel shares that we repurchase.

Tax benefit from stock option exercises.   During the nine months ended July 31, 2007 and 2006, we realized income tax benefits of $1,268 and $2,775, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

Accumulated other comprehensive income.   The balance of accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized losses on investments. The following table provides information related to comprehensive income for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net income	$2,735	$7,269	$8,200	$1,903
Currency translation adjustments	3,919	1,133	15,988	5,628
Unrealized gain (loss) on investments	195	39	195	165
Total comprehensive income (loss)	$6,849	$8,441	$24,383	$7,696

6.                 SHARE-BASED COMPENSATION

Share-based award plans.   In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock, individually or in any combination (collectively referred to as “Awards”). On January 18, 2007, we amended our 2004 Equity Incentive Plan (the “2004 Plan”) to authorize the grant of restricted stock units. The 2004 Plan now provides for the grant of stock options, stock appreciation rights, restricted stock units and restricted stock as the basis of our long-term incentive program for executive officers and other key employees. Section 12.1 of the 2004 Plan allows the board of directors to amend the 2004 Plan in certain respects at any time or from time to time. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Options granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Options granted under the 2004 Directors’ Plan generally vest immediately or for a period not to exceed two years, and expire in ten years.

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

Recognition of compensation expense.   The following table shows information about compensation costs recognized:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Compensation costs:
Stock options	$443	$864	$1,583	$2,675
Restricted stock	806	626	2,395	1,361
Total compensation cost	1,249	1,490	3,978	4,036
Related tax benefit	(345)	(456)	(1,138)	(1,201)

Reported share-based compensation expense was classified as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Gross margin	$11	$29	$32	$74
Selling, general and administrative	1,098	1,392	3,655	3,740
Research and development	140	69	291	222
Total share-based compensation	$1,249	$1,490	$3,978	$4,036
SFAS 123R expense as a % of Revenue:
Gross margin	0.0%	0.1%	0.0%	0.1%
Selling, general and administrative expenses	2.4%	3.4%	2.9%	3.2%
Research and development expenses	0.3%	0.2%	0.2%	0.2%

7.                 INCOME TAXES

Our effective income tax rate for continuing operations for the three and nine months ended July 31, 2007, was 35.4% and 31.2%, respectively. Our effective tax rate for the three and nine months ended July 31, 2006, was 34.4% and 84.3%, respectively. Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the nine months ended July 31, 2006 would have been 33.9%.

The increase in our effective income tax rate for the three months ended July 31, 2007 is primarily due to a shift in the product mix to a higher tax jurisdiction as compared to the same prior year period.  The decrease in the effective income tax rate for the nine months ended July 31, 2007 was primarily due to a one time tax benefit recorded in the three months ended April 30, 2007 related to research and development tax credits. Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

8.                 EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Income (loss) from continuing operations	$2,736	$7,443	$8,114	$2,030
Basic:
Weighted average shares	34,696	34,746	34,674	34,596
Diluted:
Weighted average shares, basic	34,696	34,746	34,674	34,596
Dilutive effect of options and restricted stock	459	1,270	684	1,223
Dilutive effect of contingent convertible notes	—	891	4	387
Weighted average shares, diluted	35,155	36,907	35,362	36,206
Basic earnings per share	$0.08	$0.21	$0.23	$0.06
Diluted earnings per share	$0.08	$0.20	$0.23	$0.06

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 (“EITF 04-8”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. During the nine months ended July 31, 2007, the average fair value of our common stock did exceed $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

9.                 OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Interest income	$409	$463	$1,193	$1,533
Interest expense	(1,801)	(2,075)	(5,523)	(5,025)
Amortization of debt issue costs	(327)	(240)	(1,000)	(1,132)
Foreign currency loss	(179)	(34)	(1,309)	(136)
Other	69	13	62	61
Total Other expense	$(1,829)	$(1,873)	$(6,577)	$(4,699)

Interest income is primarily related to our interest bearing sales-type leases and notes receivable for the three and nine months ended July 31, 2007. During the three and nine months ended July 31, 2006, interest income also included interest from our investment portfolio which has since matured.

Interest expense for the nine months ended July 31, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement. Interest expense for the nine months ended July 31, 2006 was primarily related to the $150,000 of Notes due in April 2024 and the Old Credit Agreement.

The foreign currency loss for the three and nine months ended July 31, 2007 is primarily caused by the weakening of the United States dollar versus the Australian dollar and the Euro. Our foreign subsidiaries engage in activities with us and certain customers in United States dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation” for the three and nine months ended July 31, 2007.

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

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenue:
Utility Products	$18,861	$18,625	$58,746	$64,124
Entertainment Products	26,246	22,100	68,255	53,176
Corporate	28	12	119	58
	$45,135	$40,737	$127,120	$117,358
Operating Income (Loss):
Utility Products	$7,129	$8,165	$25,976	$31,636
Entertainment Products	9,611	10,835	24,541	9,334
Corporate	(10,598)	(5,660)	(31,805)	(23,090)
	$6,142	$13,340	$18,712	$17,880
Depreciation and Amortization:
Utility Products	$2,268	$2,132	$7,032	$6,406
Entertainment Products	1,975	1,338	4,807	3,763
Corporate	700	1,041	2,269	1,950
	$4,943	$4,511	$14,108	$12,119
Capital Expenditures:
Utility Products	$1,236	$1,205	$4,072	$4,188
Entertainment Products	3,963	1,150	6,909	2,130
Corporate	373	211	1,536	1,140
	$5,572	$2,566	$12,517	$7,458

11.          COMMITMENTS AND CONTINGENCIES

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of July 31, 2007, our significant inventory purchase commitments totaled $13,134 which are primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper

Minimum royalty payments.   We have entered into two agreements related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $24,500 covering a period up until 2019. The annual mimimum royalty payments under one of these agreements is only required for us to preserve our exclusivity rights. These agreements are to continue to develop additional revenue streams for us and to enhance existing or expand our product offerings.

Employment agreements.   We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2007, minimum aggregate severance benefits totaled $5,626 for employment agreements expiring through 2009.

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

Plaintiffs have appealed the Court’s order granting the rescission of the “Game Option Agreement” to the Nevada Supreme Court. The appeal is pending and oral arguments were heard on June 5, 2007. We cannot predict the date or results of any decision.

Awada II—On September 12, 2005, we filed a new lawsuit against defendants Awada and Gaming Entertainment, Inc. The lawsuit alleges that our Four Card Poker game is being infringed and illegally copied by the defendants’ Play Four Poker game. The lawsuit claims that the defendants are violating the federal Lanham Act by infringing the trademark/trade dress of our Four Card Poker game layout, and that the defendants are committing acts of unfair competition, interference with prospective business advantage and conversion. Our action seeks appropriate injunctive relief against defendants’ Play Four Poker game layout, as well as unspecified monetary damages. On September 15, 2005, the U.S. District Court for the District of Nevada issued a temporary restraining order prohibiting the defendants from displaying or advertising the infringing layout.

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

On May 17, 2007 Awada filed an appeal to the Ninth Circuit Court of Appeals on all issues. The appeal is pending. We cannot predict the date or results of any decision.

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

Recently, the defendants filed seven summary judgment motions dealing with various non-infringement and invalidity arguments. We also filed a summary judgment motion seeking to invalidate two of the four patents asserted by the defendants. These motions have been fully briefed.

In light of the Supreme Court’s decision in KSR v. Teleflex, the Court has permitted the parties to submit supplemental expert reports on the issue of obviousness, take supplemental depositions of these experts, and submit supplemental briefing to the Court on the issue of obviousness. Given this additional briefing and expert disclosures, the Court put off the summary judgment hearing until December 12, 2007.

Class Action Lawsuits.  Stocke—On June 1, 2007, a putative class action complaint for violation of the federal securities laws against the Company and our Chief Executive Officer, Mark L. Yoseloff,

and Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006, and March 12, 2007. The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. We, as well as, Dr. Yoseloff and Mr. Baldwin, were served with the complaint on June 6, 2007. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b 5 promulgated thereunder. These claims allegedly relate to our March 12, 2007, announcement that we would restate our Fiscal Fourth Quarter and full year financial results. The complaint seeks compensatory damages in an unstated amount. On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff. No decision has yet been made. On or about September 6, 2007, one of those plaintiffs withdrew its application for appointment. For reasons discussed below, at this time, we have not responded to the complaint.

Armistead—On June 12, 2007, a second putative class action complaint for violation of the federal securities laws against the Company and Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.

The case is entitled Robert Armistead, Jr. vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. The Company, Dr. Yoseloff and Mr. Baldwin were served with the complaint on June 12, 2007. This lawsuit effectively mirrors the allegations in the Stocke lawsuit filed against these same defendants on June 1, 2007, except that the Armistead complaint was filed on behalf of persons who purchased our stock between March 20, 2006, and March 12, 2007.

Tempel—On June 25, 2007, a third putative class action complaint for violation of the federal securities laws against the Company, Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.

The case is entitled Andrew J. Tempel vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. This lawsuit is a “copycat” lawsuit of the Stocke lawsuit filed against these same defendants on June 1, 2007.

On June 22, 2007, a Joint Stipulation was filed in the U.S. District Court for the District of Nevada providing that all presently filed and any subsequently filed related class actions shall be consolidated and captioned In Re Shuffle Master, Inc. Securities Litigation. We are not required to answer, move against or otherwise respond to any class action complaints until a consolidated complaint is filed. The Company believes that all of the above purported class actions are without merit and intends to vigorously defend each of these cases. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. We believe that the final disposition of any of these or other matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.   SUBSEQUENT EVENTS

WMS Gaming Inc. (U.S.)—On August 6, 2007, WMS Gaming Inc. (“WMS”) filed a complaint against Stargames and the Company in the United States District Court for the Northern District of Illinois, Eastern Division alleging breach of contract based upon the alleged failure to make the 2007 minimum royalty payment when due. The Company intends to move to dismiss on the basis that this complaint was not ripe as it was filed before the 30-day cure period had elapsed. The Company has made the minimum royalty payment that formed the basis for WMS’s complaint.

On August 22, 2007, WMS filed an amended complaint seeking to enjoin the Stargames v. WMS case discussed below. This amended complaint also includes declaratory judgment claims seeking a declaration that WMS did not breach its contract with the Company as alleged in the Stargames v. WMS case as discussed below.

WMS (Australia)—On August 15, 2007, the Company filed suit in New South Wales, Australia alleging a breach of contract by WMS relating to its failure in 2006 to provide certain software game masters to Stargames in accordance with the terms of the contract and seeking damages related thereto.

On August 23, 2007, the Company sought and obtained an ex parte order enjoining WMS from seeking to enjoin the Australia case.

On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint against our CEO, Mark Yoseloff, our President, Paul Meyer, our CFO, Richard Baldwin, our General Counsel, Jerome Smith, and the current members of our Board of Directors. The Company was also named as a nominal defendant. The complaint was filed in the U.S. District Court for the District of Nevada. The complaint, on behalf of the Company alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company’s Fiscal 2006 annual results, and are very similar to the allegations in the three class actions suits described above. There are also allegations relating to our acquisition of Stargames. The complaint seeks an unspecified amount of damages. None of the defendants have yet been served with the complaint.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units / seats and per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q, our audited consolidated financial statements for the year ended October 31, 2006 included in Item 8 in our Annual Report on Form 10-K/A Amendment No. 2 (“10-K/A”), and Management’s Discussion and Analysis of Results of Operations and Financial Condition which is included in our Annual Report on Form 10-K/A for the year ended October 31, 2006. As used in this report, the terms “we,” “our,” “us,” and the “Company” refer to Shuffle Master Inc. and its subsidiaries, unless otherwise stated or indicated by context.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings.

We have established four key strategic initiatives. These initiatives and how we intend to execute on them are as follows:

Renewed emphasis on leasing versus selling

We intend to deploy this strategy across all of our product categories, primarily in North America. We will also look to establish leasing opportunities internationally, primarily with our shufflers and live proprietary table games.

Continue development of relevant technology to drive new products across all product lines

Examples include, but not limited to, our optical card reading shufflers and shoes, shuffler interface with table systems, progressive versions of our popular live proprietary table games, integration of the PC-4 platform for all multi-terminal gaming products on a worldwide basis.

Increase the return from existing assets already deployed in the field by upgrading or adding new value elements to the existing products

Examples include, but not limited to, the replacement cycle for our shufflers, shuffler interface with table systems, live table game progressive systems, live proprietary table game bad beat jackpots and other side bets and proprietary table content add ons to existing electronic table products.

Value engineering current designs to reduce manufacturing costs across all product lines

Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on Roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD (part of our Intelligent Table System™ or ITS™), currently in development with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”).

Our Entertainment Products include our portfolio of live proprietary poker, blackjack, baccarat, and pai gow poker-based table games and side bets as well as several electronic content delivery system platforms including Table Master™, Vegas Star® , Rapid Table Games™, wireless Casino On Demand™ and Shuffle Master Live!, a Malta-based internet gaming site, owned and operated by our partner, Delta Rangers, Inc. and their subsidiary, Guardian Gaming LLC, offering our proprietary content and selected public domain content. The Shuffle Master Live! site will not be operational any earlier than October 2007.

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

The following table presents our various revenues and expenses as a percentage of total revenue:

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenue
Utility products	41.8%	45.7%	46.2%	54.7%
Entertainment products	58.1%	54.3%	53.7%	45.3%
Other	0.1%	0.0%	0.1%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.6%	32.8%	40.4%	32.1%
Gross margin	57.4%	67.2%	59.6%	67.9%
Selling, general and administrative	34.3%	36.5%	34.9%	32.6%
Research and development	9.5%	9.2%	10.0%	7.6%
Gain on patent sale	0.0%	(11.2)%	0.0%	(3.9)%
In-process research and development	0.0%	0.0%	0.0%	16.4%
Income from operations	13.6%	32.7%	14.7%	15.2%
Other expense	(4.1)%	(4.6)%	(5.2)%	(4.0)%
Equity method investment loss	(0.2)%	(0.3)%	(0.3)%	(0.2)%
Income from continuing operations before tax	9.3%	27.8%	9.2%	11.0%
Provision for income taxes	3.3%	9.6%	2.9%	9.3%
Income from continuing operations	6.0%	18.2%	6.3%	1.7%
Discontinued operations, net of tax	0.0%	(0.4)%	0.1%	(0.1)%
Net income	6.0%	17.8%	6.4%	1.6%

Our revenue and results of operations are most affected by unit or seat placements, through sale or lease, of our products. The number and mix of products placed, timing of leased placements and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry and our customers’ assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. Our margins have also been negatively impacted by non-cash depreciation and amortization expense. Refer to Depreciation and Amortization Expenses table included in MD&A.

The following table provides information regarding our revenues, gross profit, and gross margin percentage by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN
(In thousands, except per share amounts)

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2007	2006	Change	2007	2006	Change
Revenue:
Leases and royalties	$14,839	$12,468	19.0%	$40,903	$37,291	9.7%
Sales and service	30,268	28,257	7.1%	86,098	80,009	7.6%
Other	28	12	133.3%	119	58	105.2%
Total	$45,135	$40,737	10.8%	$127,120	$117,358	8.3%
Cost of revenue:
Leases and royalties	$4,598	$2,858	60.9%	$12,165	$8,417	44.5%
Sales and service	14,624	10,491	39.4%	39,194	29,308	33.7%
Other	—	—	—	—	—	—
Total	$19,222	$13,349	44.0%	$51,359	$37,725	36.1%
Gross profit:
Leases and royalties	$10,241	$9,610	6.6%	$28,738	$28,874	(0.5)%
Sales and service	15,644	17,766	(11.9)%	46,904	50,701	(7.5)%
Other	28	12	133.3%	119	58	105.2%
Total	$25,913	$27,388	(5.4)%	$75,761	$79,633	(4.9)%
Gross margin percentage:
Leases and royalties	69.0%	77.1%		70.3%	77.4%
Sales and service	51.7%	62.9%		54.5%	63.4%
Total	57.4%	67.2%		59.6%	67.9%

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

Our overall revenue growth for the three and nine months ended July 31, 2007, was primarily the result of stronger sales and leases and royalties revenue in our Entertainment Products segment. Our Entertainment Products segment was favorably impacted by our acquisition of Stargames effective February 1, 2006 and significant placements of our Table Master electronic table game platform during the current year periods presented. A more detailed discussion of our revenue is included for each of our operating segments under the heading “Segment Operating Results.”

Overall gross margin dollars as well as gross margin as a percentage of revenue decreased for the three and nine months ended July 31, 2007.  The decline in our gross margin percentages are being caused by several factors. First, the margin decline can be attributed to the product shift year-over-year and the inclusion of the results of Stargames. The margins of the Stargames products, primarily the EGM products, are lower than those traditionally experienced in our Entertainment Products segment. Second, impacting margins is additional depreciation and amortization expense of product related intangibles included in cost of sales and service. Third, on a year to date basis, we had fewer lifetime license sales of our proprietary table games than in the prior period, which sales represent our highest margin products and thus have a favorable impact on gross margin and gross profit. Finally, our leases and royalties margins have also been impacted by the timing of lease installations as well introductory pricing. Secondarily, these margins have been negatively impacted by upfront installation charges for newly placed multi-terminal gaming products that are on a month-to-month operating lease or participation arrangements. These costs are incurred at the time of initial installation. Offsetting the decrease in the leases and royalties margin is approximately $650 of royalty revenue from our Delta Rangers license agreement, which is discussed in our segment overview, specifically the Entertainment Products section.

Our revenue and margins will continue to be impacted by the mix of products, timing of lease installations, and upfront installation costs related to leases of multi-terminal gaming products.

OPERATING EXPENSES

	Three Months Ended July 31,		%	Nine Months Ended July 31,		%
	2007	2006	Change	2007	2006	Change
Selling, general and administrative	$15,469	$14,851	4.2%	$44,347	$38,211	16.1%
Percentage of revenue	34.3%	36.5%		34.9%	32.6%
Research and development	$4,302	$3,763	14.3%	$12,702	$8,963	41.7%
Percentage of revenue	9.5%	9.2%		10.0%	7.6%
In-process research and development	$—	$—	0.0%	$—	$19,145	(100.0)%
Percentage of revenue	0.0%	0.0%		0.0%	16.3%
Total operating expenses	$19,771	$18,614	6.2%	$57,049	$66,319	(14.0)%
Percentage of revenue	43.8%	45.7%		44.9%	56.5%

Selling, General and Administrative Expenses (“SG&A”).   SG&A increased during the three and nine months ended July 31, 2007 from the same prior year periods. The fluctuation in SG&A expenses primarily reflects the following:

•       Payroll and related expenses, excluding Stargames, increased for both the three and nine months ended July 31, 2007. These expenses were $6,828 and $20,164 for the three and nine months ended July 31, 2007, respectively, compared to $6,245 and $18,161 in the same prior year periods. The increase in payroll and related expenses for the three and nine months ended July 31, 2007 are primarily due to an increase in the number of employees in order to support the growth of our business.

•       SG&A related to Stargames, which was acquired on February 1, 2006, was $4,321 and $12,253, inclusive of $2,394 and $6,333 of payroll and related expenses, for the three and nine months ended July 31, 2007, respectively, compared to $3,915 and $7,346 of Stargames related SG&A expenses for three and nine months ended July 31, 2006.

•       Share-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) No. 123R decreased by $294 and $85 for the three and nine months ended July 31, 2007, respectively. SFAS 123R expense was $1,098 and $3,655 for the three and nine months ended

July 31, 2007 respectively, compared to $1,392 and $3,740 respectively, in the same prior year periods.

•       Corporate legal fees increased $794 and $180 for the three and nine months ended July 31, 2007, respectively. Corporate legal fees were $2,011 and $3,971 for the three and nine months ended July 31, 2007, as compared to $1,217 and $3,731 in the same prior year periods. The increase in legal fees relate primarily to the attorneys’ fees incurred related to the allegations in our class action lawsuits and secondarily to the VendingData II and MP Games I litigation. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity required to protect our intellectual property. See FN 11 to our unaudited condensed consolidated financial statements for more information.

Not included in the above table is $4,566 related to a gain on patent sale of our ENPAT patent to IGT during the three months ended July 31, 2006.

Research and Development Expenses (“R&D”).   Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three and nine months ended July 31, 2007, R&D expense increased to $4,302 from $3,763 and increased to $12,702 from $8,963 respectively, over the same prior year periods. R&D expenses for the nine months ended July 31, 2007, increased primarily due to the acquisition of Stargames on February 1, 2006. R&D expenses at Stargames for the three and nine months ended July 31, 2007 were $2,370 and $6,943, respectively, as compared to $1,719 and $3,109, respectively, in the same prior year periods.

We continue to spend significant R&D efforts on the development of our new generation shuffler products, such as the iDeal™, our card recognition products, as well as other table accessories, such as the iShoe™. With our expansion into the multi- player electronic table games and electronic gaming machines market, we continue to spend significant R&D dollars on games development related to our EGMs and the expansion of our electronic table games portfolio related to our multi- terminal electronic table games. Finally, we also have significant R&D spending related to operating systems upgrades to our Vegas Star, Rapid Table Games, Table Master, and EGM products.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. The following table provides a breakdown of depreciation and amortization expense for the three and nine months ended July 31, 2007 and 2006, as well as the geography on the unaudited condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Gross margin:
Amortization	$2,546	$1,995	$7,231	$5,378
Depreciation	1,331	1,295	3,751	3,817
Total	3,877	3,290	10,982	9,195
Gross Margin % of revenue impact	8.6%	8.1%	8.6%	7.8%
Operating expenses:
Amortization	365	476	1,037	1,137
Depreciation	701	745	2,089	1,787
Total	1,066	1,221	3,126	2,924
Total:
Amortization	2,911	2,471	8,268	6,515
Depreciation	2,032	2,040	5,840	5,604
Total	$4,943	$4,511	$14,108	$12,119

The increase for the nine months ended July 31, 2007, as compared to the same prior year period is attributable to the amortization of intangible assets associated with the Stargames acquisition, effective February 1, 2006, and an increase in the amortization related to our acquired products from CARD over the prior year period.

OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Interest income	$409	$463	$1,193	$1,533
Interest expense	(1,801)	(2,075)	(5,523)	(5,025)
Amortization of debt issue costs	(327)	(240)	(1,000)	(1,132)
Foreign currency loss	(179)	(34)	(1,309)	(136)
Other	69	13	62	61
Total Other expense	$(1,829)	$(1,873)	$(6,577)	$(4,699)

Interest income is primarily related to our interest bearing sales-type leases and notes receivable for the three and nine months ended July 31, 2007. During the three and nine months ended July 31, 2006, interest income also included interest from our investment portfolio which has since matured.

Interest expense for the nine months ended July 31, 2007, is primarily related to the $150,000 of Notes due in April 2024 and the New Credit Agreement. Interest expense for the nine months ended July 31, 2006, was primarily related to the $150,000 of Notes due in April 2024 and the Old Credit Agreement. A

more detailed discussion of the Notes and the New Credit Agreement are included below under the heading “Liquidity and Capital Resources.”

The increase in the foreign currency loss for the three and nine months ended July 31, 2007, is primarily caused by the weakening of the U.S. dollar versus the Australian dollar and the Euro. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation” for the three and nine months ended July 31, 2007.

INCOME TAXES

Our effective income tax rate for continuing operations for the three and nine months ended July 31, 2007, was 35.4% and 31.2%, respectively. Our effective tax rate for the three and nine months ended July 31, 2006, was 34.4% and 84.3%, respectively. Excluding the impact of the one-time IPR&D charge in relation to the Stargames acquisition, which is non-deductible for tax purposes, the effective tax rate for the nine months ended July 31, 2006, would have been 33.9%.

The increase in our effective income tax rate for the three months ended July 31, 2007 is primarily due to a shift in the product mix to a higher tax jurisdiction as compared to the same prior year period. The decrease in the effective income tax rate for the nine months ended July 31, 2007 was primarily due to a one time tax benefit recorded in the three months ended April 30, 2007 related to research and development tax credits. Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

During the nine months ended July 31, 2007 and 2006, we realized income tax benefits of $1,268 and $2,775, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Income from continuing operations	$2,736	$7,443	$8,114	$2,030
Basic earnings per share	$0.08	$0.21	$0.23	$0.06
Diluted earnings per share	$0.08	$0.20	$0.23	$0.06
Weighted average shares data:
Basic	34,696	34,746	34,674	34,596
Dilutive effect of options and restricted stock	459	1,270	684	1,223
Dilutive effect of contingent convertible notes	—	891	4	387
Diluted	35,155	36,907	35,362	36,206
Outstanding shares data:
Shares outstanding, beginning of period	35,219	35,077	34,895	34,527
Options exercised	1	19	225	509
Shares repurchased	—	(125)	(75)	(125)
Restricted stock issued	17	4	222	64
Other	(10)	—	(40)	—
Shares outstanding, end of period	35,227	34,975	35,227	34,975

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units / seats and per unit / seat amounts)

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

Utility Products.   Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to selling and servicing, we also lease shufflers, which provides us with recurring revenue. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of July 31, 2007, our shuffler installed base totaled 24,572 units, a 16.6% increase from 21,070 units as of July 31, 2006. Our next generation shuffler the iDeal has been submitted for gaming laboratory approval and is anticipated to be rolled-out in late fiscal 2007. The iDeal  is a single deck specialty shuffler which incorporates card recognition technology and delivers a non trackable, completely random shuffle 100% of the time. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

Although our Table iD product remains in the development stage, the quarter ended July 31, 2007 included the first sale of the iShoe.

Entertainment Products.   Our strategy in the Entertainment Products segment is the development and delivery of proprietary table game content, which enhances our casino customers’ table game operations. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker® , Let It Ride®, Four Card Poker® and Fortune Pai Gow Poker®. The majority of these games are licensed to our customers, which provides us with recurring revenue. As of July 31, 2007, our proprietary table game installed base totaled 4,720 games, a 15.4% increase from 4,089 games as of July 31, 2006. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and/or acquisition.

As discussed above, our multi-terminal gaming products consist of Table Master, and the Vegas Star and Rapid Table Games products which we acquired through our acquisition of Stargames effective February 1, 2006. These multi-terminal gaming products allow us to expand the distribution of our proprietary table game portfolio. Some of our multi-terminal gaming products enable us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets. Our growth strategy for the multi-terminal gaming products is to position these products as a more cost-effective way to offer lower stakes table games to our casino customers. As of July 31, 2007, our multi-terminal gaming products installed base totaled 5,765 seats, a 39.4% increase from 4,137 seats as of July 31, 2006.

Table Master is a fixed five seat station, electronic table game featuring a video screen with a virtual dealer who interacts with players. In addition to selling and servicing, we also lease our Table Master product, which provides us with recurring revenue. In October 2006, we signed a multi-terminal video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis. The Table Master units feature a diverse mix of blackjack and poker-based proprietary table game content, including Royal Match 21 Blackjack, Three Card Poker, Let It Ride Bonus with 3 Card Bonus and Dragon Bonus Baccarat.

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

Through the acquisition of Stargames, we also acquired a broad line of traditional video slot machines designed more specifically for the Australian and Asian gaming markets. The EGMs feature a variety of game selections including licensed content provided by WMS Industries Inc. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform. As of July 31, 2007, our EGMs installed base totaled 18,113 seats, a 17.3% increase from 15,446 seats as of July 31, 2006.

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

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Three Months
	Ended
	July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Utility Products segment revenue
Lease	$6,254	$5,936	$318	5.4%
Sales—Shuffler	9,517	9,838	(321)	(3.3)%
Sales—Chipper	705	1,049	(344)	(32.8)%
Service and other	2,385	1,802	583	32.4%
Total sales and service	12,607	12,689	(82)	(0.6)%
Total Utility Products segment revenue	$18,861	$18,625	$236	1.3%
Utility Products segment operating income	$7,129	$8,165	$(1,036)	(12.7)%
Utility Products segment operating margin	37.8%	43.8%
Shufflers installed base (end of quarter)
Lease units	4,844	4,587	257	5.6%
Sold units, inception-to-date
Beginning of quarter	19,219	15,738	3,481	22.1%
Sold during quarter	596	840	(244)	(29.0)%
Less trade-ins and exchanges	(87)	(95)	8	8.4%
End of quarter	19,728	16,483	3,245	19.7%
Total installed base	24,572	21,070	3,502	16.6%
Chipper installed base (end of quarter)*
Lease units	19	11	8	72.7%
Sold units, inception-to-date
Beginning of quarter	659	536	123	22.9%
Sold during quarter	27	38	(11)	(28.9)%
End of quarter	686	574	112	19.5%
Total installed base	705	585	120	20.5%

*                    Chipper units adjusted in all periods presented to include the Chipmaster product which was previously excluded as it was an older generation product acquired from CARD. As we continue to receive orders for this product, we have decided to include the installed based in all periods presented.

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper products.

For the three months ended July 31, 2007, Utility Products segment revenue increased 1.3%, compared to the same prior year period, primarily due to an increase in our Utility Products lease revenue offset by our Utility Products sales and service revenue, which is consistent with our renewed emphasis on leasing versus selling.

The increase in Utility Products lease revenue for the three months ended July 31, 2007, compared to the same prior year period primarily reflects:

•       A net increase of 257 leased shuffler units from 4,587 units at July 31, 2006, to 4,844 units at July 31, 2007.

•       A significant decrease in conversions from leased shufflers to sold shufflers which was 332 units in the prior year period as compared to 24 units in the current year period, which substantiates our renewed emphasis on leasing versus selling.

The slight decrease in Utility Products sales and service revenue for the three months ended July 31, 2007, compared to the same prior year period primarily reflects:

•       A decrease in the number of shuffler units sold to 596 units in the current quarter from 840 units in the prior year quarter. The decline in shuffler unit sales was largely attributable to the lower conversion activity referred to above.

•       Offsetting the decrease in sold shuffler units was a significant increase in the average selling prices of our shufflers due to a greater mix of third generation shuffler sales. The average sales price in our current year quarter was $16,000 as compared to $12,000 in the prior year period. Included in shuffler sales revenue for the current quarter is $1,200 of card recognition upgrade kits. As this revenue has no corresponding unit, the average sales price is favorably impacted. Sales in the current quarter were primarily our third generation shuffler products, including the one2six and MD2 shufflers, of 223 units and 305 units placements, respectively.

•       A decrease in Easy Chipper sales from $1,049 in the prior year period to $705 in the current year period which is directly attributed to the decrease of Easy Chipper units from 38 in the prior year period to 27 in the current year period.

Utility Products segment operating income and operating margin for the three months ended July 31, 2007, decreased 12.7% and 6.0%, respectively, as compared to the same prior year period. These declines are primarily attributable to the increase in SG&A expenses allocated to the Utility Products segment. The increase in SG&A was primarily attributable to legal fees incurred defending our Utility Product intellectual property. Also contributing to the decline was an increase in amortization expense associated with the one2six shuffler and Easy Chipper of $1,208 for the three months ended July 31, 2007, compared to $911 for the same prior year period on a lower base of revenue.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

	Nine Months Ended
	July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Utility Products segment revenue
Lease	$18,139	$18,029	$110	0.6%
Sales—Shuffler	32,657	36,597	(3,940)	(10.8)%
Sales—Chipper	1,617	4,394	(2,777)	(63.2)%
Service and other	6,333	5,104	1,229	24.1%
Total sales and service	40,607	46,095	(5,488)	(11.9)%
Total Utility Products segment revenue	$58,746	$64,124	$(5,378)	(8.4)%
Utility Products segment operating income	$25,976	$31,636	$(5,660)	(17.9)%
Utility Products segment operating margin	44.2%	49.3%
Shufflers installed base (end of period)
Lease units	4,844	4,587	257	5.6%
Sold units, inception-to-date
Beginning of period	17,630	13,780	3,850	27.9%
Sold during period	2,391	3,090	(699)	(22.6)%
Less trade-ins and exchanges	(293)	(387)	94	24.3%
End of period	19,728	16,483	3,245	19.7%
Total installed base	24,572	21,070	3,502	16.6%
Chipper installed base (end of period)*
Lease units	19	11	8	72.7%
Sold units, inception-to-date
Beginning of period	620	368	252	68.5%
Sold during period	66	206	(140)	(68.0)%
End of period	686	574	112	19.5%
Total installed base	705	585	120	20.5%

*                    Chipper units adjusted in all periods presented to include the Chipmaster product which was previously excluded as it was an older generation product acquired from CARD. As we continue to receive orders for this product, we have decided to include the installed based in all periods presented.

For the nine months ended July 31, 2007, Utility Products segment revenue decreased 8.4%, compared to the same prior year period, primarily due to an 11.9% decrease in Utility Products sales and service revenue offset by a slight increase in our  Utility Products lease revenue compared to the same prior year period.

The slight increase in Utility Products lease revenue for the nine months ended July 31, 2007, compared to the same prior year period, primarily reflects:

•       An increase of 257 leased shuffler units from 4,587 units in the prior year period to 4,844 units in the current year period.

•       An slight decrease in the average monthly lease price primarily due to the timing of lease installations and to a lesser extent introductory pricing.

•       Conversions of 858 shufflers in the prior year period as compared to 377 shufflers in the current year period, which further substantiates our renewed emphasis on leasing versus selling.

The decrease in Utility Products sales and service revenue for the nine months ended July 31, 2007, compared to the same prior year period primarily reflects:

•       A decrease of 699 shuffler unit sales from 3,090 units in the prior year period to 2,391 units in the current year period.

•       As discussed above, a decrease in leased shuffler conversions.

•       Offsetting the decline in sold shuffler units was an increase in the average selling prices of our shufflers. The average sales price increased to $14,000 from $12,000 in the same prior year period. This increase reflects the higher selling price of our newer shuffler models plus the impact of an overall price increase on almost all of our shuffler models. Included in shuffler sales revenue for the current period is approximately $1,400 of card recognition upgrade kits. As this revenue has no corresponding unit, the average sales price is favorably impacted.

•       We sold 66 chipper units compared to 206 units for the same prior year period, which was a decrease of 140 units. The decrease was due to a large Easy Chipper sale to one customer in the prior year period. For the nine months ended July 31, 2007, total revenue contribution from chipper sales was approximately $1,617 as compared to $4,394 in the prior year period, which was a decrease of $2,777, or 63.2%.

Utility Products segment operating income and operating margin for the nine months ended July 31, 2007, decreased 17.9% and 5.1%, respectively, compared to the same prior year period. The decrease primarily relates to a significant decline in total utility revenue and increased SG&A allocated to our Utility Products segment. This increase relates primarily to legal fees defending our Utility Products intellectual property. This increase also includes a larger percentage of one2six amortization expense than in the prior year period. Amortization expense associated with the one2six shuffler and Easy Chipper was $3,456 for the nine months ended July 31, 2007, compared to $2,622 for the same prior year period on a lower base of revenue.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Three Months
	Ended July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$6,308	$6,145	$163	2.7%
Royalties and leases—Multi-Terminal Gaming	1,608	387	1,221	315.5%
Royalties and leases—Electronic Gaming Machines	2	—	2	100.0%
Other	667	—	667	100.0%
Total royalties and leases	8,585	6,532	2,053	31.4%
Sales—Table games	1,913	5,878	(3,965)	(67.5)%
Sales—Multi-Terminal Gaming	5,553	3,420	2,133	62.4%
Sales—Electronic Gaming Machines	6,630	4,213	2,417	57.4%
Service and other	3,565	2,057	1,508	73.3%
Total sales and service revenue	17,661	15,568	2,093	13.4%
Total Entertainment Products segment revenue	$26,246	$22,100	$4,146	18.8%
Entertainment Products segment operating income	$9,611	$10,835	$(1,224)	(11.3)%
Entertainment Products segment operating margin	36.6%	49.0%
Table games installed base (end of quarter)
Royalty units	3,308	3,023	285	9.4%
Sold units, inception-to-date
Beginning of quarter	1,360	864	496	57.4%
Sold during quarter	52	202	(150)	(74.3)%
End of quarter	1,412	1,066	346	32.5%
Total installed base	4,720	4,089	631	15.4%
Multi-Terminal Gaming Products installed base (end of quarter)
Lease seats	1,013	249	764	306.8%
Sold seats, inception-to-date
Beginning of quarter	4,519	3,710	809	21.8%
Sold during quarter	233	178	55	30.9%
Less trade-ins and exchanges	—	—	—	0.0%
Stargames acquired base	—	—	—	0.0%
End of quarter	4,752	3,888	864	22.2%
Total installed base	5,765	4,137	1,628	39.4%
Electronic Gaming Machines installed based (end of quarter)
Lease seats	2	—	2	100.0%
Sold seats, inception-to-date
Beginning of quarter	17,441	14,953	2,488	16.6%
Sold during quarter	670	493	177	35.9%
Stargames acquired base	—	—	—	0.0%
End of quarter	18,111	15,446	2,665	17.3%
Total installed base	18,113	15,446	2,667	17.3%

For the three months ended July 31, 2007, Entertainment Products segment revenue increased 18.8%, compared to the same prior year period. The increase was primarily due to the $15,725 contribution from the Stargames product line in the current year period as compared to $8,676 in the prior year period. Offsetting this increase was a significant decline in life time license sales of our proprietary table games.

The 31.4% increase in Entertainment Products royalty and lease revenue for the three months ended July 31, 2007, compared to the same prior year period, primarily reflects:

•       A net increase of 764 multi-terminal gaming product seats on lease from 249 seats to 1,013 seats. The increase in multi-terminal gaming seats were primarily caused by an increase in Table Master seats on lease.

•       Our proprietary table game content represents approximately 40% of Table Master lease installed base as of July 31, 2007..

•       A net increase of 285 table game royalty units on lease from 3,023 units to 3,308 units.

•       Royalties and leases other includes $667 related to a license fee from Delta Rangers Inc. for the use of our proprietary table game content for use on legalized internet gaming sites.

•       The increase in net table game lease additions comprised primarily of unit increases in Bet the Set “21”™, Dragon Bonus® and Ultimate Texas Hold’em™. The side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price. The table game royalty unit increases were offset by the conversion of 43 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Fortune Pai Gow Poker which currently yield higher average monthly lease prices than our more recent game introductions. Prior period conversions totaled 192 royalty units and consisted primarily of Fortune Pai Gow and Three Card Poker. The decrease in conversions again substantiates our strategy on leasing vs. selling.

The 13.4% increase in Entertainment Products sales and service revenue for the three months July 31, 2007, compared to the same prior year period primarily reflects:

•       A significant decline in lifetime license sales of our proprietary table games due to the renewed emphasis on leasing. This is shown by a decrease in conversions from 192 units to 43 units and a significant increase in average sales price of table games from $30,000 in the prior year quarter to $37,000 in the current year quarter.

•       An increase in multi terminal gaming product sales revenue of $2,133 which sales are primarily outside of the United States.

•       A net increase of 177 EGM seats sold to 670 seats from 493 seats, primarily due to timing of customer orders.

Entertainment Products segment operating income and margin for the three months ended July 31, 2007, decreased $1,224 and 12.4%, respectively, from the same prior year period. Operating income and margin was negatively impacted by a significant decrease in lifetime license sales of our proprietary table games and replaced by revenue of our EGMs and multi terminal gaming products, which carry a lower margin. R&D costs incurred at Stargames are fully allocated to the Entertainment Products segment; these costs increased $650 between the same prior year periods. Finally, installation costs related to our Table Master and other multi terminal gaming machines on lease have a negative impact in the period of the initial installation.

ENTERTAINMENT PRODUCTS SEGMENT OPERATING RESULTS

	Nine Months Ended July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Entertainment Products segment revenue
Royalties and leases—Table games	$18,200	$18,207	$(7)	(0.0)%
Royalties and leases—Multi-Terminal Gaming	3,866	1,055	2,811	266.4%
Royalties and leases—Electronic Gaming Machines	31	—	31	100.0%
Other	667	—	667	100.0%
Total royalties and leases	22,764	19,262	3,502	18.2%
Sales—Table games	6,026	10,593	(4,567)	(43.1)%
Sales—Multi-Terminal Gaming	13,436	11,035	2,401	21.8%
Sales—Electronic Gaming Machines	18,992	7,092	11,900	167.8%
Service and other	7,037	5,194	1,843	35.5%
Total sales and service revenue	45,491	33,914	11,577	34.1%
Total Entertainment Products segment revenue	$68,255	$53,176	$15,079	28.4%
Entertainment Products segment operating income	$24,541	$9,334	$15,207	162.9%
Entertainment Products segment operating margin	36.0%	17.6%
Table games installed base (end of period)
Royalty units	3,308	3,023	285	9.4%
Sold units, inception-to-date
Beginning of period	1,233	768	465	60.5%
Sold during period	179	298	(119)	(39.9)%
End of period	1,412	1,066	346	32.5%
Total installed base	4,720	4,089	631	15.4%
Multi-Terminal Gaming Products installed base (end of period)
Lease seats	1,013	249	764	306.8%
Sold seats, inception-to-date
Beginning of period	4,142	300	3,842	1,280.7%
Sold during period	630	557	73	13.1%
Less trade-ins and exchanges	(20)	—	(20)	(100.0)%
Stargames acquired base	—	3,031	(3,031)	(100.0)%
End of period	4,752	3,888	864	22.2%
Total installed base	5,765	4,137	1,628	39.4%
Electronic Gaming Machines installed based (end of period)
Lease units	2	—	2	100.0%
Sold seats, inception-to-date
Beginning of period	16,279	—	16,279	100.0%
Sold during period	1,832	774	1,058	136.7%
Stargames acquired base	—	14,672	(14,672)	(100.0)%
End of period	18,111	15,446	2,665	17.3%
Total installed base	18,113	15,446	2,667	17.3%

For the nine months ended July 31, 2007, Entertainment Products segment revenue increased 28.4%, compared to the same prior year period primarily due to the $39,736 revenue contribution of Stargames as compared to $19,800 in the prior year period. Offsetting this increase was a significant decline in life time license sales of our proprietary table games, which is consistent with our renewed emphasis on leasing versus selling.

The increase in Entertainment Products royalty and lease revenue for the nine months ended July 31, 2007, compared to the same prior year period, primarily reflects:

•       A net increase of 764 multi-terminal gaming product seats on lease from 249 seats to 1,013 seats. The increase in multi terminal gaming seats were primarily caused by an increase in Table Master seats on lease.

•       A net increase of 285 table game royalty units on lease from 3,023 units to 3,308 units, consistent with our renewed emphasis on leasing versus selling.

•       A decrease in proprietary table game conversions from 278 to 149.

•       Royalties and leases other includes $667 related to a license fee from Delta Rangers Inc. for the use of our proprietary table game content for use on legalized internet gaming sites.

The increase in Entertainment Products sales and service revenue for the nine months ended July 31, 2007, compared to the same prior year period primarily reflects:

•       A significant decline in lifetime license sales of our proprietary table games due to the renewed emphasis on leasing. This is shown by a decrease in conversions from 278 units to 149 units.

•       An increase of 1,058 EGM sold seats from 774 to 1,832.

•       A $2,400 increase in multi terminal gaming product sales revenue which revenue is primarily outside of the United States.

Entertainment Products segment operating income for the nine months ended July 31, 2007, increased compared to the same prior year period. The prior year period reflects a one-time charge related to IPR&D of $19,145 related to the acquisition of Stargames. Excluding the impact of the IPR&D, the prior year operating margin would have been $28,479 and 53.6%  Operating income and margin was negatively impacted by a significant decrease in lifetime license sales of our proprietary table games and replaced by revenue of our EGMs and multi terminal gaming products, which carry a lower margin.Installation costs related to our Table Master and other multi-terminal gaming machines on lease have a negative impact on the period of the initial installation.. Also contributing to the margin decline is the allocation of larger SG&A and R&D expenses to the entertainment segment due to the overall increases in these amounts used to support the Entertainment Products segment. R&D expenses specific to Stargames increased $3,800 between comparable periods.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three and nine months ended July 31, 2007 and 2006:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	July 31,		July 31,		July 31,		July 31,
	2007		2006		2007		2006
Revenue:
United States	$20,523	45.5%	$24,493	60.1%	$60,267	47.4%	$69,867	59.5%
Canada	1,479	3.3%	1,659	4.1%	5,499	4.3%	5,746	4.9%
Other North America	439	1.0%	652	1.6%	1,396	1.1%	2,442	2.1%
Europe	2,506	5.5%	2,974	7.3%	6,672	5.3%	7,073	6.0%
Australia	13,835	30.6%	6,631	16.3%	32,334	25.4%	16,899	14.4%
Asia	3,881	8.6%	3,645	8.9%	16,912	13.3%	14,319	12.2%
Other	2,472	5.5%	683	1.7%	4,040	3.2%	1,012	0.9%
	$45,135	100.0%	$40,737	100.0%	$127,120	100.0%	$117,358	100.0%

Revenues by geographic area are determined based on the location of our customer. For the three and nine months ended July 31, 2007, sales to customers outside the United States accounted for 54.5% and 52.6%, respectively, of consolidated revenue, compared to 39.9% and 40.5%, respectively, for the same prior year period. The period-over-period increase in sales to customers outside the United States is primarily attributed to contributions from our acquisition of Stargames in Australia and expansion into the Macau market. Going forward, we expect our international revenues to continue to grow, particularly in the Australasia region.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations, and various forms of debt. We use cash to fund growth in our operating assets, including accounts receivable, inventory, products leased and held for lease, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. In April 2004, we obtained additional capital resources, through the issuance of $150,000 of Notes. Additionally, on November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank  Trust Company Americas, as a Lender, and as the Administrative Agent Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. We drew $71,180 on the bank facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”).

Although we are currently in compliance with all financial covenants under the New Credit Agreement, absent an improvement in our operating results, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at such time an amendment or refinancing were necessary, it is possible that such an amendment or refinancing could lead to a significant increase in debt service costs.

The holders of our Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. We estimate that the fair value of our Notes as of July 31, 2007 is $136,110. Accordingly, if the fair value of our Notes does not increase prior to April 15, 2009, there is a substantial likelihood that the holders of our Notes would require us to repurchase them. Such a repurchase would require us to refinance the Notes. Depending on the debt market conditions at such time a refinancing were necessary, it is possible that such refinancing could lead to a significant increase in debt service costs.

LIQUIDITY

Working capital.   The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2007	2006	(Decrease)	Change
Cash, cash equivalents, and investments	$16,157	$8,917	$7,240	81.2%
Working capital	$67,562	$(18,895)	$86,457	457.6%
Current ratio	2.9	0.8	2.1	262.5%

As of October 31, 2006, we had $70,000 outstanding under our Old Credit Agreement which was due to mature on November 30, 2006, and accordingly it was classified as a current liability. This current maturity resulted in negative working capital.

Excluding the short-term bridge financing of $70,000, working capital was $51,105 and the current ratio was approximately 2.3 as of October 31, 2006.

Our working capital requirements have increased due to our renewed emphasis on our lease versus sale strategy; the return on invested capital on leased assets is longer term in nature than on an outright sale. Additionally, the working capital requirements of our electronic table game products and EGMs are significantly higher than our shuffler and live proprietary table game products.

Cash flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Income (loss) from continuing operations	$8,114	$2,030	$6,084	299.7%
Non-cash items	20,371	31,897	(11,526)	(36.1)%
Income tax related items	(3,884)	(111)	(3,773)	(3,399.1)%
Investment in sales-type leases and note receivable	4,381	(2,511)	6,892	274.5%
Other changes in operating assets and liabilities	1,784	(2,524)	4,308	170.7%
Discontinued operations, net of tax	86	(127)	213	167.7%
Cash flow provided by operating activities	$30,852	$28,654	$2,198	7.7%

•       Non-cash items are comprised of depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, provision for bad debts, provision for inventory obsolescence and equity method investment loss. The decrease in non-cash items for the nine months ended July 31, 2007 is substantially due to the impact of the one-time IPR&D charge that occurred during the nine months ending July 31, 2006, in relation to the Stargames acquisition.

•       Income tax related items include prepaid income taxes, deferred income taxes, tax benefit from stock option exercises, prepaid income taxes and is net of excess tax benefit from stock option exercises.

•       We utilize sales-type leases and notes receivable as a means to provide financing alternatives to our customers for certain of our products. It is our intent to continue offering a variety of financing alternatives, including sales, sales-type leases and notes receivable, and operating leases, to meet our customers’ product financing needs, which may vary from quarter to quarter. Effective June 1, 2007, we implemented another significant increase in the interest rate that we are charging on all new sales-type leases and notes receivables. This is partly in response to our lease versus buy strategy discussed in the segment reporting section of Management’s Discussion and Analysis, as well as a result of the debt that we have taken on related to the acquisition of Stargames and our increased working capital requirements. We expect that some of our customers will continue to choose sales-type leases and notes receivable as their preferred method of purchasing our products. The volume of sales-type leases and notes receivable in any period may fluctuate, largely due to our customers’ preferences.

•       Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, and accounts payable and accrued liabilities. The increase in inventories is related to our EGM and electronic table game products compared to our traditional shuffler and live proprietary table games. The increase in raw materials inventory is primarily related to the anticipated rollout of our iDeal shuffler and component parts related to our next generation PC-4 platform and component parts for our electronic table game products.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
Net purchases of investments	$—	$16,765	$(16,765)	(100.0)%
Capital expenditures	(12,517)	(7,458)	(5,059)	(67.8)%
Proceeds from sale of leased assets	1,119	1,320	(201)	(15.2)%
Net proceeds from patent sale	—	3,000	(3,000)	(100.0)%
Acquisition of Stargames, net of cash acquired	(1,750)	(114,337)	112,587	98.5%
Cash flow used by investing activities	$(13,148)	$(100,710)	$87,562	86.9%

•       Capital expenditures include purchases of products for lease, property and equipment, and intangible assets.

•       Direct acquisition cost associated with the acquisition of Stargames was $1,750 in the nine months ended July 31, 2007 compared to $114,337 in the same prior year period.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Nine Months Ended
	July 31.		Increase	Percentage
	2007	2006	(Decrease)	Change
Repurchases of common stock	$(1,933)	$(3,532)	$1,599	45.3%
Proceeds from issuance of common stock, net	2,497	6,065	(3,568)	(58.8)%
Proceeds from acquisition financing, net of issue costs	—	114,719	(114,719)	(100.0)%
Proceeds from senior secured revolving credit facility, net of issue costs	70,958	—	70,958	100.0%
Proceeds from other borrowings	1,834	2,385	(551)	(23.1)%
Excess tax benefit from stock option exercises	969	2,650	(1,681)	(63.4)%
Payments on acquisition financing	(70,000)	(30,000)	(40,000)	(133.3)%
Payments on senior secured revolving credit facility	(4,500)	—	(4,500)	(100.0)%
Payments of notes payable and financing liabilities	(9,979)	(9,011)	(968)	(10.7)%
Cash flow provided (used) by financing activities	$(10,154)	$83,276	$(93,430)	(112.2)%

•       During the nine months ended July 31, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to 125 shares of our common stock at an average price of $28.22 in the same prior year period.

•       Our employees and directors exercised 225 options during the nine months ended July 31, 2007, at an average exercise price of $8.30 per share, compared to 509 options at an average exercise price of $11.89 per share during the same prior year period.

•       We received $70,958 proceeds, net of debt issuance costs, from our New Credit Agreement. Proceeds were used to pay off the Old Credit Agreement associated with the acquisition of Stargames.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for at least the next twelve months.

Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

Common stock repurchases.   Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorizations, during the three months ended July 31, 2007 and 2006, respectively, no shares of our common stock were repurchased. During the nine months ended July 31, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.77, as compared to 125 shares of our common stock at an average price of $28.22 in the same prior year period. As of July 31, 2007, $28,233 remained outstanding under our board authorizations. We cancel shares that we repurchase.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Except for the New Credit Agreements discussed elsewhere, our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K/A for the year ended October 31, 2006. We do not have material off-balance sheet arrangements.

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

$100,000 Senior Secured Revolving Credit Facility.   On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the “New Credit Agreement”) with Deutsche Bank  Trust Company Americas, as a Lender, and as the Administrative Agent Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. We drew $71,180 on the bank facility, which was used to repay in its entirety the bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Any remaining amount available under the revolving credit facility will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The revolving credit facility under the New Credit Agreement will mature on November 30, 2011.

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

As of July 31, 2007 and October 31, 2006, $68,180 and $0, respectively, remained outstanding under the New Credit Agreement. At July 31, 2007, we had approximately $31,820 of available borrowings under the senior secured credit facility. As of July 31, 2007, we were in compliance with all financial covenants.

Stargames credit facility.   Stargames has banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities have a borrowing capacity of AU $12,700; amounts outstanding as of July 31, 2007 and October 31, 2006, were $0 and $3,872, respectively. Interest rates are based on the bank bill swap yield, as defined, plus a margin.

The facilities are secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provide for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.   In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of July 31, 2007 and October 31, 2006, was $2,894 and $4,441, respectively.

ENPAT note payable.   In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of July 31, 2007 and October 31, 2006, of $2,947and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $108 and $265, respectively. The remaining principal and interest payment of $3,000 is due in December 2007.

Kings Gaming Inc. contingent consideration.   In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (“Maturity Date”), consequently the $500 is also carried as an asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount contingent upon criteria outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (“Effective Date”). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account.

Bet the Set “21” contingent consideration.   In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of  July 31, 2007 and October 31, 2006, was $492 and $526, respectively.

Minimum royalty payments.   We have entered into two agreements related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $24,500 covering a period up until 2019. The annual mimimum royalty payments under one of these agreements is only required for us to preserve our exclusivity rights. These agreements are to continue to develop additional revenue streams for us and to enhance existing or expand our product offerings.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the audited consolidated financial statements for the year ended October 31, 2006 included in Item 8 in our Annual Report on form 10-K/A Amendment No. 2 (“10-K/A”) .. Our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2006 Form 10-K/A. Since the filing of our 2006 Form 10-K/A, there have been no material changes to our critical accounting policies.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Contingent convertible senior notes.   We estimate that the fair value of our Notes as of July 31, 2007 is $136,110. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, a 10% decrease in our stock price would decrease the fair value of our Notes by $1,080. Assuming our stock price remains constant, a 10% increase in interest rates would decrease the fair value of our Notes by $1,620.

Foreign currency risk.   We operate in numerous countries around the world. Historically, our business has been denominated in U.S. currency, and accordingly, our exposure to foreign currency risk has been immaterial. With our acquisition of CARD in May 2004 and Stargames in February 2006, our volume of business that is denominated in foreign currency will increase. As such, we expect an increase in the exposure to our cash flows and earnings that could result from fluctuations in foreign currency exchange rates. When appropriate, we may attempt to limit our exposure to changing foreign exchange rates by entering into foreign currency exchange contracts. However, as of July 31, 2007, we have not entered into any foreign currency exchange contracts.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2007. Such conclusions resulted from the identification of deficiencies that were determined to be material weaknesses as reported in Item 9A of our Annual Report on Form 10-K/A dated April 23, 2007 (date of revised filing in 2007), and described under “Changes in Internal Control Over Financial Reporting”.

Notwithstanding management’s evaluation that our disclosure controls and procedures were not effective as of July 31, 2007, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K/A dated April 23, 2007, management concluded that its internal control over financial reporting was not effective as of October 31, 2006. Such conclusion resulted from the identification of deficiencies that were determined to be material weaknesses. Specifically, we did not have appropriate internal controls in the following areas:

•       The recognition of revenue related to the identification and communication of non-standard transactions. This included the lack of a comprehensive process to address the sales, legal and financial functions, identification and communication of such non-standard transactions. The controls in place were not adequate to identify and evaluate the appropriate accounting treatment for revenue transactions with non-standard terms, including extended payment terms, future commitments and establishment of reasonable assurance of collectibility that affected the timing and amount of revenue recognized. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over revenue recognition to the preparation of reliable financial statements.

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

During the quarter ended July 31, 2007 we have completed certain remediation initiatives including:

Remediation of Material Weakness Relating to Evaluation and Review of Non-routine Transactions involving Judgments and Estimates

•       Recurring training sessions, consistent with training that has occurred in prior quarters and prior years and focused on awareness of revenue recognition concepts with emphasis on non-standard contracts, have been performed at the corporate office and foreign subsidiaries during July 2007.

•       We have increased the depth and breadth of sub-certification requirements throughout the organization, including foreign subsidiaries, particularly relating to the disclosure of non-standard contracts.

•       We have reorganized the Las Vegas based Shuffle Master accounting and finance departments into two distinct departments as part of some broader organizational changes of our global headquarters in Las Vegas. Additional positions and/or changes in responsibilities were created within the newly defined accounting and finance departments that provide additional levels of analysis and review of non-routine activities, appropriate GAAP application and proper calculation of significant estimates and judgments. Active recruitment efforts are underway for the additional positions and some have been filled permanently and others have been filled with qualified temporary consultants.

Remediation of Material Weakness Relating to Identification and Proper Elimination of Inter-company Inventory Transactions

•       We are providing additional and on-going training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, policies and procedures, especially in the area of transfer pricing and inter-company inventory transactions.

•       We have reorganized the Las Vegas based Shuffle Master accounting and finance departments into two distinct departments as part of some broader organizational changes of our global headquarters in Las Vegas. Additional positions and/or changes in responsibilities were created within the newly defined accounting and finance departments that provide additional levels of analysis and review of non-routine activities, appropriate GAAP application and proper calculation of significant estimates and judgments. Active recruitment efforts are underway for the additional positions and some have been filled permanently and others have been filled with qualified temporary consultants.

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

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluation are on-going. Remediation of the material weaknesses identified as of April, 23, 2007, remains a priority for us during fiscal year 2007. Our objective is to remediate the material weaknesses by October 31, 2007.

Except for the remediation initiatives with respect to the material weaknesses described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July, 31 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•       our ability to meet debt service obligations and to refinance our indebtedness, including our senior convertible notes and our $100,000 Senior Secured Revolving Credit Facility, which will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control;

•       various risks related to our customers’ operations in countries outside the United States, including currency fluctuation risk, which could increase the volatility of our results from such operations; and

•       our ability to successfully and economically integrate the operations of any acquired companies, such as Stargames.

Our continued compliance with our financial covenants in our Senior Secured Revolving Credit Facility is subject to many factors, some of which are beyond our control.

Although we are currently in compliance with all financial covenants under our Senior Secured Revolving Credit facility, absent an improvement in our operating results, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at such time an amendment or refinancing were necessary, it is possible that such an amendment or refinancing could lead to a significant increase in debt service costs.

Additional information on these and other risk factors that could potentially affect our financial results may be found in other documents filed by us with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Not applicable

(b)          Not applicable

(c)           The following table provides monthly detail regarding our share repurchases during the three months ended July 31, 2007 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	—	$—	—	$28,233
June 1 - June 30	—	$—	—	$28,233
July 1 - July 31	—	$—	—	$28,233
Total	—	$—	—

ITEM 6.                EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:   September 10, 2007

/s/ Mark L. Yoseloff
Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ Richard L. Baldwin
Richard L. Baldwin Senior Vice President and Chief Financial Officer (Principal Accounting Officer)