Form 10-K
period 2007-10-31
SHUFFLE MASTER INC
filed 2008-01-18
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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

If this report is annual or transition, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes ☐  No ☒

As of January 11, 2008, 35,247,755 shares of Common Stock of the Registrant were outstanding. The aggregate market value of Common Stock beneficially owned by non-affiliates on that date was $302,073,260 based upon the last reported sale price of the Common Stock on that date by The NASDAQ National Market.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on March 26, 2008 ("Fiscal 2007 Proxy Statement") to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2007

PART I
(Dollars in thousands, except per share amounts)

ITEM 1. BUSINESS

OUR IDENTITY

Unless the context indicates otherwise, references to "Shuffle Master, Inc.", "we", "us", "our", or the "Company", includes Shuffle Master, Inc. and its consolidated subsidiaries.

We are a gaming supply company that specializes in providing our casino customers Utility Products, including automatic card shufflers, Intelligent Table Systems components ("ITS"), which include Table iD™, and roulette chip sorters; Proprietary Table Games, including live proprietary table games, progressive table games with bonusing options, side bets, and proprietary table game licensing for other gaming media; Electronic Table ("e-Table") Systems, including electronic and wireless table gaming platforms; and our Electronic Gaming Machines, which are traditional video slot machines for select markets. All products are developed to either expand our casino customers' gaming content or to improve our casino customers' profitability, productivity and security.

As of October 31, 2007, we had an installed unit / seat base of approximately 25,000 shufflers, approximately 5,000 live proprietary table games, approximately 6,000 electronic table systems seats, and approximately 19,000 electronic gaming machine seats. Installed unit / seat base is the sum of the product units / seats under lease or license agreements and inception-to-date sold units / seats. We believe that installed units / seats is an important gauge of segment performance because it measures historical market placements of leased and sold units / seats and it provides insight into potential markets for service and next generation products. Some sold units / seats may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units / seats currently in use.

We are a Minnesota corporation formed in 1983. We conducted our initial public offering and became a NASDAQ-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

We maintain an Internet website at www.shufflemaster.com and we make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with the Securities and Exchange Commission. We also provide a variety of other information on our website including all of our press releases. We have included our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

In August 2007, we instituted organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five point strategy (see "Our Strategy" section below for our five point strategy). Specifically, our Las Vegas-based operations were divided into two distinct entities: a corporate headquarters group and a new profit center called Shuffle Master—Americas. The organizational changes also included the formation of the Corporate Product Group ("CPG"). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

As part of our reorganization and the continued implementation of our five point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility Products,

Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

We group our product offerings into four business segments, summarized as follows:

•
Utility Products.    Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity, profitability and security. We are working on the development of next generation patent-protected shufflers and technological advancements in the areas of card recognition and remote diagnostics. Currently, Utility Products segment revenue is derived substantially from leases / sales of our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to leasing shufflers, which provides us with recurring revenue, we also sell and service them. As noted below as one of our core strategies, we have recently renewed our emphasis on leasing as opposed to selling our automatic shufflers. Automatic shufflers increase table game productivity and security, which increases profitability for the casinos and other table game operators. We also offer chip-sorting products that simplify the handling of gaming chips on high volume roulette tables. Additionally, we have acquired or are developing products, such as our ITS products, to gather data and to enable casinos to track table game players, such as our iShoe™ card reading shoe. These products, which include our Table iD, are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability. To enhance our ITS product offerings, we entered into a worldwide product integration agreement with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC") to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies (Table iD).

•
Proprietary Table Games.    Our strategy in the Proprietary Table Games ("PTG") segment is the development and delivery of proprietary table games which enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our traditional live proprietary poker based, baccarat, pai gow poker, and blackjack table games. The majority of these products are licensed to our customers, which provides us with recurring revenue. Specifically, we intend to broaden our library content through development and acquisition, increase domestic market penetrations, exploit international markets, add value to existing installed base with progressive jackpot features and proprietary side bets, fuel replacement cycle with new titles, and emphasize leasing versus selling of these products. Additionally, our strategy is to license our proprietary table game titles on other gaming platforms including, but not limited to, legalized internet gaming providers.

•
Electronic Table Systems.    Our strategy in the Electronic Table Systems ("ETS") segment is the development and delivery of various table systems including the Table Master™, Vegas Star®, and Rapid Table Games™, all of which we characterize as our e-Table game platforms. Some of our e-Table products enable us to offer table game content in markets where live table games are not permitted, such as racino (race tracks that also offer slot games), video lottery and arcade markets. We also offer our proprietary table games via wireless gaming solutions. These products are intended to cost-effectively deliver to casinos and other licensed operators popular table game content on e-Table game platforms.

•
Electronic Gaming Machines.    Our strategy in the Electronic Gaming Machines ("EGM") segment is the development and delivery of our PC-based video slot machines into select markets, namely Australia and Asia ("Australasia") and Latin America. Additionally, our strategy for these products is to consider the exploitation of them in other jurisdictions that do not require special research and development efforts. We offer an extensive selection of video slot titles, which include a range of bonus round options and can be configured as a network of machines or as stand-alone units. We are also focused on the introduction of the PC4 platform, the pursuit of platform approvals in new markets, and the enhancement of our platforms with additional features including new titles and enhanced graphics on our interactive games.

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line
	2007	2006	2005
Utility Products:
Shufflers	41.3%	49.0%	55.6%
Chippers	1.8%	3.6%	2.6%
ITS and other	*	*	*
Proprietary Table Games	18.5%	23.5%	35.0%
Electronic Table Systems	15.5%	10.2%	5.3%
Electronic Gaming Machines	22.0%	13.0%	0.0%
Other revenue	*	*	*

	100.0%	100.0%	100.0%

*
Less than 1%

For additional information about our segments, including segment revenue, operating income and assets, see "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

OUR STRATEGY

We are proud of the products that we develop and market and are pleased with our success as we continue our growth and expansion. To that end, we have devised and are implementing the following five point strategy:

•
A renewed emphasis on leasing versus selling.

•
Continuing development of relevant technology to drive new products across all product lines.

•
An effort to increase the return from existing assets already in the field by adding new value elements.

•
A value engineering program to reduce manufacturing costs across all product lines.

•
The monetization of non-core assets and the utilization of the proceeds to reduce debt.

Furthermore, this five point strategic initiative assists us in defining and implementing our specific product strategies for the future, which in no particular order are:

•
To focus our development, manufacturing, and marketing on products that increase the profitability, productivity, and security of our casino and other customers in their table game operations;

•
To develop and market our newest shufflers, including features like optical card recognition, deck validation and integration with the Table iD System, to replace older generation shufflers and to further penetrate domestic and foreign markets with these products;

•
To market our next generation chip sorting device, the Easy Chipper C™ to simplify the process of handling gaming chips for our casino and other customers in their table game operations;

•
To enhance our ITS product offerings and increase our market share through the contribution of our shuffler and intelligent shoe products pursuant to our Table iD worldwide product integration agreement with IGT and PGIC. This alliance is designed to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies;

•
To broaden our Proprietary Table Games segment by developing or acquiring additional table game content to increase our penetration of casino customers' table game operations;

•
To develop a variety of felt-based and electronic progressive table game solutions to increase revenue from existing assets in the field by adding new value elements;

•
To market our Electronic Table Systems to provide a cost-effective brand extension of our proprietary table game content to existing casino or new racino customers and to explore other venues in which the platform could be reasonably modified to fulfill market demands;

•
To further leverage our intellectual property and develop live tournament events;

•
To increase our international sales through specific product development or acquisitions and penetration of new markets;

•
To develop or acquire patents, licenses, or other intellectual property both to broaden our product offerings and to vigorously protect our patents and products from infringers;

•
To continue our strong commitment to research and development of new product technologies in our Utility Products, Proprietary Table Games, Electronic Table Systems, and Electronic Gaming Machines segments.

OUR UTILITY PRODUCTS SEGMENT

Since our founding, we have developed and marketed products that increase the productivity, security, and profitability of the table game operations of our casino and other customers. Our automatic card shufflers were the first such products. We expect to soon add additional modules to our Table iD System (described below) now under development. We believe that our casino and other customers are seeking to increase the operating returns of their table game operations. By introducing a combination of technologies our Utility Products increase the profitability, productivity and security for casino and other customers in their table game operations.

Our Shuffler Products.    We currently market a complete range of shufflers, including single deck, batch, and continuous shufflers. Single deck shufflers are generally used on proprietary table games such as our own Let It Ride® and Three Card Poker® games. Additionally, we offer a single deck/double deck shuffler, the Deck Mate®, for use on live stakes poker tables and single or double deck table games.

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

Our existing shuffler products, in no particular order, are the following:

i-Deal™	A third generation single deck shuffler that features several key enhancements including card recognition technology that reads the rank and suit of each card being dealt and a state of the art touch screen display. The i-Deal was introduced in our fourth quarter of fiscal 2007.
ACE®	A second generation single deck shuffler which features random number algorithms and movements to shuffle cards and form hands or groups of cards. The ACE was introduced in January 1999.
Deck Mate®	A single deck/double deck batch shuffler where cards are randomly shuffled and placed onto a platform according to computer-generated instructions. The unit may be flush-mounted in either a poker table or on an extension to a blackjack table. The Deck Mate was introduced in October 2002.
King®	A multi-deck continuous shuffler using technology similar to the ACE, with up to five decks of shuffled cards that are dealt continuously and directly from the machine and that are reloaded immediately after a hand is played. The King was introduced in January 2000.
one2six™	A multi-deck continuous shuffler that accommodates up to six decks of cards and is primarily used on multi-deck games like blackjack to prevent card counting and shuffle tracking. The one2six shuffler was first introduced internationally in 2002.
MD1®	A multi-deck batch shuffler that shuffles two to eight decks, used primarily for multiple deck blackjack or mini-baccarat games. The MD1 was introduced in late fiscal 1994.

MD2®	A next generation multi-deck batch shuffler that shuffles two to eight decks and features optional optical card recognition that verifies that the deck or group of decks are intact and integrates with our Table iD system (discussed below). The MD2 was introduced in September 2003.

Our Chip Sorting Machines.    As part of the Casinos Austria Research & Development GmbH & Co KG ("CARD") acquisition in May 2004, we acquired a next generation chip sorting machine, the Easy Chipper™. Our next generation chipper, the Easy Chipper C, simplifies the handling of gaming chips, which increases the productivity and security on roulette tables.

Easy Chipper C™	This chip sorting device simplifies the process of handling gaming chips on roulette tables by directly ejecting the chips from the hopper wheel into the tubes with its state-of-the-art ejection system. It also has a color reading system that quickly and accurately sorts up to ten different colored chips while separating non-programmed ones.

Intelligent Table Systems ("ITS") and other Utility Products.    We have acquired and are developing technology to enable casinos and other customers to track and analyze play on their table games.

Intelligent Table Systems and other Utility Products are the following:

Table iD™	This system is currently under joint development with IGT and PGIC and will be a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies.
Under the terms of the arrangement, we will provide automatic card shufflers, card reading intelligent shoes, card and chip sorters, and verifiers. IGT will provide back-end table gaming management systems including player tracking, patron loyalty and rewards, as well as bonusing applications. PGIC will provide Radio Frequency Identification ("RFID") bet recognition, automated gaming chip tracking and payoff recognition. Each company will cooperatively interface their respective products into a combined product offering known as Table iD (formerly known as the Intelligent Table System). Additionally, the arrangement also provides a framework for the cooperative development of new technologies and products that build on automated table management and real-time monitoring of player activity.
MD2® Workstation	The MD2 Workstation combines the MD2 batch shuffler with proprietary software to count, read, and verify each card as it is being shuffled to produce detailed reports that reveal the accuracy and composition of each deck for off-table and back-of-house verification.
iShoe™	A smart alternative to a traditional dealing shoe, the iShoe holds up to eight decks of cards and can be trained to read any card type. It features an easy-to-read display for ongoing dealer instruction as well as lights that indicate the outcome of each round. Additionally, it interfaces with an attractive LCD monitor that displays game history and trends, and the game results can be transmitted to a remote location via the casino network for review.

OUR PROPRIETARY TABLE GAMES SEGMENT

Our Proprietary Table Games and Side Bets.    Our PTG segment includes our live proprietary table games, progressive table games with bonusing options, and side bets. We are continuously developing new table games to complement our existing offerings and to extend our penetration of the proprietary table games on the casino floor. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007. Our existing proprietary table games, progressive table games with bonusing options, and side bets, in no particular order, are the following:

Let It Ride®	Players place three separate but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid according to a predetermined payout schedule.
Let It Ride Bonus®	The Let It Ride Bonus game adds a bonus bet and paytable bonuses to the basic Let It Ride table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the Bonus bet. The bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Additionally, the game offers a 3 Card Bonus™ side bet which rewards players if their first three cards are a pair or better. This wager is made at the beginning of the game when the standard and Let It Ride Bonus wagers are placed.
Three Card Poker®	Players place wagers on three-card stud hands, with options to bet against the dealer hand, bet on the value of their own hand, or both. Winning hands are paid according to a predetermined payout schedule and bonus payouts may be earned on certain high ranking hands. Three Card Poker is also available with a progressive jackpot that is triggered when players receive a three-of-a-kind or higher.
Three Card Draw Poker™	Three Card Draw Poker features head-to-head play against the dealer and the Bonus bet. Players place wagers on three-card hands plus an optional draw card, with options to bet against the dealer or against the paytable. If the player's hand contains a Three-of-a-Kind or better, his Bonus bet wins according to the paytable. Additionally, if his hand contains a Three-of-a-Kind or better, he wins Ante Bonus payouts.

Ultimate Three Card Poker™	Featuring head-to-head play against the dealer, Ultimate Three Card Poker offers two bonus bets—one mandatory and one optional. Players must make equal bets in the Ante and Blind circles and they may also make the Pair Plus bonus bet. If players make the Pair Plus side bet and have a qualifying hand they will be paid according to the Pair Plus paytable. If players choose to stay in the game, they must make a Play bet equal to their Ante. Once all player decisions have been made, the dealer reveals his three cards and sets his best hand, after which he resolves all winning wagers.
Four Card Poker®	Players receive five cards to make their best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet that pays when their final hand contains a pair of Aces or higher. Players may "triple down" against the dealer, providing high game volatility.
Four Card Draw Poker™	The game features head-to-head play against the dealer and the Straight Up bonus bet. Players place wagers on five cards plus an optional draw card. After making their best four-card hand, they win if their hand ties or beats the dealer's. Straight-up bonuses win according to the posted paytable if the player's hand contains a straight or better and are paid even if the player loses to the dealer.
Crazy 4 Poker®	Players receive five cards to make a best four-card poker hand. The game features head-to-head play versus the dealer, a Queens Up bonus bet that pays when a player's final hand contains a pair of Queens or better, and a Super Bonus that pays when a player has a straight or better. Players may "triple down" against the dealer when their hand contains a pair of Aces or higher, and receive a premium payout when they receive four Aces.
Five Card Omaha Poker™	To start play against the dealer, players make equal bets on the Ante or Blind, or make the Bonus bet if they wish to play against the bonus paytable. Players receive four cards and combine two - and only two - of them with three action cards to make a five-card poker hand. If a player's five-card hand beats the dealer's hand, his Ante and decision bets wins even money and the Blind bet pays according to the posted paytable. The Bonus bet wins if a player's cards contain two pair or better and wins even if the player folds or loses to the dealer.
Ultimate Draw Poker™	Ultimate Draw Poker features head-to-head play against the dealer and an optional bonus bet. Players make an Ante bet and/or the Bonus bet, after which both the dealer and the players receive five cards. After spreading five common draw cards face down, players either place their discards or their held cards. The dealer then reveals each of the five player draw cards as well as his own. Winning hands are determined by whether the dealer qualifies with a pair or not. When placing their bonus bet, players win if they have two pair or better.

Ultimate Texas Hold'em®	Players receive two hole cards that will be combined with five community cards to make their best five-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet that pays odds if the player's final five-card hand is a three-of-a-kind or higher. Ultimate Texas Hold'em is also available with a progressive option and a bad beat progressive.
Fire it up Stud Poker™	Players receive two cards that will be combined with three community cards to make a five-card poker hand. The players compete against a paytable rather than the dealer and win if their hand is a pair of 6s or better.
Casino War®	Players make a wager and if their card is higher than the dealer's card, they win even money. If a player's card matches the dealer's card, they are at war and can either quit play by surrendering half of their wager or can continue to play by going to war. If the player chooses to go to war, both the player and the dealer match the original wager and receive another card. The highest card wins the hand.
Bad Beat Texas Hold'em™	Players receive two hole cards that are combined with five community cards to make their best five-card hand. The game features head-to-head play against the dealer, an optional three-of-a-kind bonus bet that pays when a player receives a three-of-a-kind or higher, and a Bad Beat bonus that pays if a player loses with four-of-a-kind or higher.
Hi-Lo Stud Poker®	Players receive three cards that are combined with two community cards to make a five-card poker hand. The game is played against a paytable rather than against the dealer and pays if the player's hand is strong or weak. It also features an optional 3 Card Bonus side bet that pays if a player's first three cards contain a pair or better.
Hit and Run™	Players receive two cards dealt face up and the dealer receives two cards dealt one face up and one face down. As long as each of the player's consecutively drawn cards are higher in rank than the previous card, he may choose to receive additional cards or may stand. The game rewards the player for having a longer run of consecutively higher cards than the dealer.
Blackjack Press™	Players make equal wagers on two blackjack positions and the Press bet which enables them to play two separate blackjack hands and "press" the one that they think can beat the dealer.
Fortune Pai Gow Poker®	Fortune Pai Gow Poker is an optional bonus side bet for Pai Gow Poker that considers the best hand possible among the player's seven cards. Players may bet any amount within table limits; however, a Fortune bet of at least five dollars qualifies them for Envy Bonus payouts. Players win the Envy Bonus when someone else at the table receives a four-of-a-kind or higher. Fortune Pai Gow Poker is also available with a progressive jackpot that is triggered when a player receives five aces or a seven card straight flush.

Jackpot Baccarat™	Jackpot Baccarat is an optional side bet for baccarat that pays when three or more of the Player and Banker cards are the same rank. The more cards that are the same rank, the more the player wins! Players must make the wager before the dealer reveals any cards. The dealer will then deal the game according to house procedures and will reconcile all bets. Casinos can reconcile the Jackpot Baccarat Bonus any way they like. Jackpot Baccarat is also available as a local area progressive.
Royal Match 21®	Royal Match 21 is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the cards are the same suit or a Royal Match (a King and Queen in suit), the player wins. An optional Crown Treasure bonus wager may be made which awards the player if they and the dealer each receive a Royal Match.
Bet the Set "21"®	Bet the Set "21" is an optional bonus side bet for blackjack that considers the first two cards the player receives. If the player's first two cards are a pair or a suited pair, the player wins.
Fortune Blackjack®	Fortune Blackjack is an optional side bonus bet for blackjack that considers the first two cards the player receives. If the player's first two cards total 20 or 21, the player wins.
Dragon Bonus®	Dragon Bonus is an optional side bonus bet for baccarat where players win when their selected hand is a natural winner or wins by at least four points.
Streak Shooter™	Streak Shooter is an optional side bonus bet for Craps where players win if the shooter makes at least three points before a seven-out. The more points the shooter makes, the higher the payouts, and if the shooter makes 10 points, the Streak Shooter bet pays the top award and the sequence ends.
Texas Hold'em Bonus®	Texas Hold'em Bonus is based on live-stakes hold'em. Players are dealt two "hole' cards, and five community cards are dealt in the middle of the table. Players can make their five-card hand from both, one or none of their hole cards in combination with the community cards. Texas Hold'em Bonus also offers an optional progressive bonus bet that pays odds if the player's initial two "hole" cards are a pair of 2s or better.
Caribbean Stud®	Caribbean Stud is a five card stud poker game with a progressive jackpot. Each player receives five cards dealt face down, and the dealer receives five cards with the last card dealt face up. After examining their cards, players must either bet or fold and once all betting decisions have been made, the dealer compares his cards to each player. The dealer's hand must contain an Ace-King or better to qualify and challenge the players' hands; otherwise the Dealer folds and only the Ante wagers are paid. For the progressive wager, the top hands pay a percentage of the progressive jackpot, while other hands pay a fixed dollar amount. In the event that more than one progressive hand hits during the same round, the dealer will first pay the player farthest on his right and then move counter-clockwise to pay other players.

OUR ELECTRONIC TABLE SYSTEMS SEGMENT

Our Electronic Table Systems.    Our ETS products are e-Table platforms developed for multi-player use. We have developed or acquired other technology or platforms to deliver our or others' proprietary table game content or public domain games on multi-player terminals. Some of our e-Table products enable us to offer table game content in markets where live table games are not permitted, such as racino, video lottery, and arcade markets. We are developing these platforms to enable the marketing and deployment of our table game content into previously unpenetrated international and domestic casino, racino, and other gaming markets. All of our e-Table products will eventually incorporate the PC4 platform. These different platforms are described below:

Table Master™	The Table Master unit is a state-of-the-art e-Table which features a video screen that displays a virtual video dealer who interacts with players on each of five included betting stations. The unit also possesses a video tabletop that digitally shows player cards, game play and bets and uses a player-activated button panel that simulates the player options of a live table game. Additionally, because it is a fully-electronic platform, Table Master can be utilized in markets like racinos where live table games are not permitted.
Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content. We acquired this platform as part of our acquisition of certain assets and intellectual property from Sega Gaming Technology, Inc. ("Sega") in April 2003.
Vegas Star®	Vegas Star is a state-of-the-art e-Table that combines an animated virtual dealer with up to 32 individual touch screen betting terminals per server on the PC3 platform and up to an infinite number of betting terminals on the PC4 platform. During game play, players sit at individual stations that are linked together giving them the feel of a live table game, and an animated representation of table activity is shown on a 50" video screen. The Vegas Star platform is also available in a three-station Nova configuration and in the single-station satellite configuration. Additionally, because it is a fully-electronic platform, Vegas Star can be utilized in markets like racinos where live table games are not permitted.
Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content.
Rapid Table Games™	Rapid Table Games combine a dealer and a live game with electronic touch screen betting stations to dramatically increase game frequency and security by automating all aspects of the wagering process on high volume games like roulette, baccarat, and craps. Rapid Table Games offer a variety of installation configurations that can accommodate additional player positions as traffic increases including Rapid Satellite™ terminals that enable remote play from other areas of the casino.
Important features of this platform include its ability to offer increased game speed and a higher average bet per player.
Casino On Demand™	Casino On Demand is a wireless and mobile gaming solution that enables table gaming content including several of our proprietary titles to be offered on handheld wireless devices. Built on the Sona Wireless Platform developed by Sona Mobile, Inc., Casino On Demand can accommodate virtually an unlimited number of players.

OUR ELECTRONIC GAMING MACHINES SEGMENT

Our Electronic Gaming Machines.    Developed by our Australian subsidiary Stargames Limited ("Stargames"), we offer an extensive selection of video slot titles developed for select markets including Australasia and Latin America. Featuring a wide variety of denominations and configurations, EGMs can be configured as a network of machines or as stand-alone units. EGM titles are offered in the ergonomic eStar cabinet and are available on both the dependable Stargames PC3 operating platform and more recently the new PC4 operating platform. The PC4 operating platform features improved sound and graphical capabilities as well as greater capacity to integrate with technical advancements expected in the coming years.

At Stargames' Australian headquarters, the slot cabinets are designed and assembled and the gaming content is developed for the various Australian and international jurisdictions where these machines are sold. These games are developed to function on a multitude of operating protocols including SAS, X Series, QCOM, VLC and ASP. Some popular game titles which have been marketed across these jurisdictions include: Drifting Sands 3™, Ninja 3™, and The Pink Panther series of link games (Kelly Country™, Deep Sea Dollars Cuba™, Galapagos Wild™ and Tango Passion™).

Stargames also licenses content from the well known U.S. slot manufacturer WMS Industries Inc. ("WMS"). This agreement is limited to the Australia and New Zealand markets and will terminate effective January 31, 2008.

OTHER SEGMENT INFORMATION

Customers and Marketing.    We market our products to casinos and other legal gaming establishments around the world with our direct domestic and international sales force and several domestic and international distributors. We also market several of our products to a variety of gaming venues not permitted to offer live table games such as racinos and other legal gaming establishments around the world.

Our products and the locations in which we may sell are subject to the licensing and product approval requirements of various national, state, provincial, or tribal jurisdictional agencies that regulate gaming around the world (see additional discussion under "Gaming Regulation"). We both lease and sell our products, although we recently implemented a strategy to renew our emphasis on leasing versus selling. When we lease our products, we generally negotiate a month-to-month operating lease or license our games for a monthly fixed fee, both domestically and internationally. When we sell our products, we offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer.

Competition.    We compete with other gaming products and supply companies for space on the casino customer's floor, as well as for our customer's capital spending. With respect to our Utility Products, namely shufflers, in addition to hand shuffling and other gaming equipment, we compete with Elixir Gaming Technologies, Inc., (formerly "VendingData"), a company with a U.S. presence that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™, their single deck shuffler, the Shuffler Pro™, the Poker One™, and their Deck Checker™ card verification device on a domestic and international basis. Historically, Elixir Gaming Technologies, Inc., (formerly "VendingData") has attempted to compete with our shuffler products on the basis of price. We compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurances that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future. We also compete against hand shuffling. As it relates to our Easy Chipper C roulette chip sorting product, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ Plus™ and the most current is the Chipper Champ 2™, both sold by TCS John Huxley. Competition with our iShoe Card Reading Shoe is predominately limited to Angel Co. Ltd.'s Angel Eye® card reading shoe.

With respect to our PTG segment, in addition to companies such as IGT, Bally Technologies, Inc. ("Bally"), Aristocrat Leisure Limited ("Aristocrat") and WMS that primarily market slot machines, we also compete with both non-proprietary table games such as blackjack, and several companies which primarily develop and license proprietary table games. Some of those competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™ and Masque Publishing's Spanish 21®. Competition in this segment is particularly based on price, brand recognition, player appeal, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products. In the future, table game competitors as well as slot machine companies could market table games that might displace our products.

There are numerous other companies that manufacture and / or sell e-Tables, which are similar to the games in our ETS segment. These companies include, but are not limited to, Elektroncek (also known as Interblock), Aruze Corporation ("Aruze"), Novomatic Industries ("Novomatic"), IGT, PacificNet Inc., PokerTek, Inc. and TableMAX Holdings.

Our EGM segment is part of a highly competitive international slot market. The Australasia market reflects other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors to Stargames in these markets are IGT, Bally, Aristocrat, Konami Co. Ltd ("Konami"), Aruze and Ainsworth Game Technology. In Asia, these competitors are also active along with further competition from myriad European slot manufacturers.

Product Supply.    We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping ourselves from our facilities in both Las Vegas and Sydney, Australia, although small inventories are maintained and repairs are performed by our field service employees.

Additionally, some of our products are manufactured by subcontract manufacturers, located in both Desplaines, Illinois and Salzburg, Austria, both whom also inventory and ship these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and Development.    We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and game content for our Proprietary Table Games, e-Table platforms and EGM products and to develop and explore other potential table-related Utility products including those associated with the Table iD system. We perform the majority of our domestic research and development ourselves. We also use a foreign, third party developer for certain of our international product offerings.

For our Utility products, the main focus of our research and development efforts were on finalizing the mechanical, hardware and software development of the i-Deal shuffler, developing camera-based card recognition systems for the i-Deal and MD2 shufflers and developing and improving other Utility products, including mechanical improvements to the iShoe.

Proprietary Table Games expenses related to development focused on implementing progressives onto existing Proprietary Games as well as developing or licensing a large variety of new games including Three Card Draw Poker, Four Card Draw Poker, Ultimate Three Card Poker, Five Card Omaha, Bad Beat Side Bets, Blackjack Press, Hi Lo Stud Poker, High Five Poker, and Jumpstart Hold'em Poker.

For both our e-Table and EGM product lines, a majority of our research and development efforts have involved creating and implementing new game content and implementing the new PC4 gaming platform in our Vegas Star, Rapid Table Game and EGM products. With respect to our Table Master product, we implemented several new games including Four Card Poker and Bet the Set "21" and focused our efforts on new features such as SAS 6.0 AFT support. Development in the Vegas Star line included a new, lower cost cabinet design as well as improvements in the existing cabinet design through value engineering. In addition, new titles were implemented including Ultimate Baccarat, Slingshot Roulette, and Craps. The Rapid Table Game product line research and development expenses were also attributable to value engineering in its cabinet design and implementation of improved titles, including Baccarat and Craps.

Development efforts in the EGM line included a variety of new game titles and themes, including the new Pink Panther linked jackpot product that took advantage of the improved graphics and sound capabilities of the PC4 gaming platform. The cabinets and platform technology for Table Master, Vegas Star, Rapid Table Games and Electronic Gaming Machines have undergone a program of continuous improvement to reduce cost and increase the capabilities of the technology.

We believe that one of our strengths is identifying new product opportunities and developing new products, therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties. Our total research and development expenses for continuing operations were $17,337, $12,910, and $7,784, in fiscal 2007, 2006, and 2005, respectively.

INTELLECTUAL PROPERTY

We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent and trademark protection for our technologies. We also acquire and license patents and other intellectual property from third parties. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, delays in using our intellectual property to develop products or the costs of protecting our intellectual property could adversely affect our future results of operations and our financial position.

In September 2007, we purchased PGIC's worldwide Table Game Division ("TGD") including certain worldwide live table rights and lease contracts for all of PGIC's table game titles including Caribbean Stud and Texas Hold'em Bonus. We did not acquire any electronic or video rights in the games in the TGD. The TGD business includes a broad range of intellectual property that complements our existing table game portfolio. In particular, some of the purchased intellectual property relates to progressive table game software and hardware, Caribbean Stud, and Texas Hold'em Bonus.

Patents.    We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, potential product modifications and improvements and to products we do not currently sell. A majority of these technologies are internally developed. Some of our technology has been purchased and is licensed.

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents. None of our material owned patents covering current material products will expire before 2009. A majority of our owned patents expire on 2011 or beyond. The patents we own which expire in 2009 are no longer important to our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued or that the patents we currently hold or have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

Trademarks.    We own numerous United States and international trademark registrations and common law trademarks. Some of the more important marks include: Shuffle Master, Incorporated®, the Shuffle Master 4-square logo™, Shuffle Master Gaming®, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament®, Three Card Poker and design®, Four Card Poker and design®, Crazy 4 Poker®, Fortune Pai Gow Poker®, Royal Match 21®, Casino War®, 6 1/2 Card Poker™, Bad Beat Texas Hold' Em™, Bringing More to the Table™, Casino On Demand™, Free Roll™, Big Raise Hold' Em®, Ultimate Texas Hold' Em®, 6 Card Poker®, Dakota Stud®, Dragon Bonus®, Jack Magic®, Caribbean Stud®, Texas Hold'em Bonus®, Single 21 and design®, Blackjack Press™, Table Master™, ACE®, King®, Deck Mate®, MD1®, MD2®, Bloodhound®, iShoe™, and mCasino™. We also license trademarks from others.

Intellectual Property Licenses.    We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or unit basis. We acquired a paid-up license in the PGIC Progressive Side Bet patents in 2006 with the grant of certain expanded rights in September 2007. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

In addition, when we license our products to our customers, we also license the right to use our intellectual property to casino customers. We typically earn license royalties on a periodic basis or on a paid-up lifetime basis. We do not license our intellectual property to other gaming equipment suppliers, except occasionally as part of a cross-license arrangement.

We granted a multiple game license to Delta Rangers, Inc. for the play of a number of our proprietary table games on legalized internet gaming sites outside of the United States.

Other Intellectual Property.    In addition to patents, we also own intellectual property in the form of copyrights (registered and unregistered), trademarks (registered and unregistered) and as trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information. Costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid and enforceable patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Product-Related Agreements.    We are party to certain cross-licensing agreements. Under these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we receive from these agreements are material to our results of operations.

Infringement and Litigation.    We do not believe that any of our products, methods or technologies infringes the valid and enforceable patents and other valid and enforceable intellectual property rights of others. However, we have been and are subject to litigation claiming that we have infringed the rights of others. We have also brought actions against others to protect our rights. For a discussion of these cases see "Item 3. Legal Proceedings," included elsewhere in this Annual Report on Form 10-K.

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

On December 20, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Federal Registration.    As a manufacturer and distributor of gaming devices, we are registered pursuant to and have complied with the Federal Gambling Devices Act of 1962 (the "Federal Act"). In order to manufacture, sell, deliver, or operate our gaming devices, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming Regulation.    Gaming on Native American lands is governed by the Federal Indian Gaming Regulatory Act of 1988 ("IGRA") and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission ("NIGC") has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards. Each Tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC, and its Tribal-State Compact. We have complied with each of the numerous vendors licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

Other Jurisdictions.    We have obtained or are in the process of obtaining all licenses/permits required by jurisdictions having legalized gaming. In general, such requirements are similar to Nevada in that there are company approvals as well as individual and product approvals.

Product Approvals.    Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products. We believe the laboratories responsible for testing are handling a great number of product submissions and are under the pressure of limited funding and resources. Such limitations could cause our product approvals to be delayed for unknown periods of time. A description of regulatory status and issues related to each of our product segments is discussed below.

We have obtained approvals for our shuffler products, excluding developmental models, in all gaming markets in North America where casino and poker gaming is legalized. We have also received or filed (directly or through our international distributors) for approval of our shuffler products in additional international jurisdictions where required. Our shufflers are typically classified and approved as associated equipment or as gaming equipment, depending on the particular jurisdiction and their regulations. Associated equipment is equipment that is not classified as a gaming device or gaming equipment but, which due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of such equipment in the respective jurisdiction. Although the classifications of shufflers vary among jurisdictions, most, if not all, jurisdictions require specific approvals and certain licenses or permits to be held by companies, their key personnel, and service technicians in connection with the manufacture, distribution, service, and repair of such equipment. We have received product approvals for our iShoe in Nevada and Indiana, as well as California and Connecticut Tribal jurisdictions. Our iShoe is typically classified and approved as associated equipment. In addition, our Easy Chipper C is approved in all major casino gaming jurisdictions in North America and various international jurisdictions. We anticipate additional approvals of the iShoe and Easy Chipper C throughout fiscal 2008.

Our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker, Caribbean Stud, Ultimate Texas Hold'em, Texas Hold'em Bonus, Fortune Pai Gow Poker, and Royal Match 21 are approved in most jurisdictions in North America, with additional approvals expected throughout fiscal 2008. We submitted BlackJack Press, Streak Shooter, and progressive versions of Three Card Poker and Fortune Pai Gow Poker to regulatory laboratories for approvals in fiscal 2007. Similar approvals will be required for any future table games and related equipment.

Our Table Master e-Table video table game with blackjack was first submitted for regulatory testing in the third quarter of fiscal 2004 and is currently approved in multiple jurisdictions. Additionally, our Table Master unit with Three Card Poker and Let It Ride Bonus was approved in certain jurisdictions in fiscal 2005. We will continue to submit Table Master with other proprietary games to various regulatory laboratories for testing during fiscal 2008.

Our Vegas Star e-Table video table game with Roulette was first submitted for regulatory testing in the fourth quarter of fiscal 2003 and is currently approved in key Australian jurisdictions, tribal North American jurisdictions and Macau. Additional games have included Sic Bo, Dragon Bonus, Blackjack, Bet the Set "21" and a blackjack game utilizing a wide area progressive. Vegas Star is currently submitted for approval for Gaming Laboratories International, Inc. markets across North America and has a variety of new games under development for all markets.

Our Rapid e-Table game with Roulette was first submitted for regulatory testing approval in third quarter of fiscal 2002 and is currently approved in Nevada and key Australasia jurisdictions. Additional games in our Rapid product line include Sic Bo and Big Wheel. Newer games such as Rapid Baccarat and Rapid Craps are in development and scheduled for submission in the first quarter of fiscal 2008.

OTHER BUSINESS INFORMATION

Customer Service.    As part of our strategy to maintain and expand our market position, we have made a commitment to maintain a high level of service to our customers. We have numerous field service centers in the United States and internationally, including our operations in Macau. Within our service areas, we provide regular preventative maintenance service and on-demand repair service for our leased equipment, provide service training to our customers and provide back-up units to our lessees. For casinos that purchase our products, we offer service contracts providing service benefits similar to those of leased units or parts-only warranty contracts.

Significant Customer Sales, Foreign Sales and Foreign Assets.    For the years ended October 31, 2007, 2006 and 2005, sales to customers outside the United States accounted for 55%, 44%, and 23%, respectively, of consolidated revenue. As of October 31, 2007, no customer balances exceeded 10% of our net trade accounts receivable. No single customer's balance exceeded 10% of our investment in sales-type leases and notes receivable. For the year ended October 31, 2007, no individual customer accounted for more than 10% of consolidated revenue. As of October 31, 2007, approximately 63% of our long-lived assets, primarily including goodwill and acquired intangible assets, were outside the United States. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 14 to our consolidated financial statements.

Seasonality and Business Fluctuations.    Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approval or denial of our products and corporate licenses, the introduction of new products or the seasonality of customer capital budgets.

Employees.    As of October 31, 2007, we had approximately 570 employees. We are not subject to any collective bargaining agreement and we believe that our employee relations are good.

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

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management's current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "plan," "predict," "might," "may," "could," "will", "and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements.

Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•
our intellectual property may be infringed, misappropriated or subject to claims of infringement or invalidity;

•
the gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations;

•
the possible transition to a new chief executive officer, and any search for and transition to a new chief financial officer, could be disruptive to our business;

•
litigation may subject us to significant legal expenses and liability;

•
our products currently in development may not achieve commercial success;

•
we compete in a single industry, and our business would suffer if our products become obsolete or demand for them decreases;

•
our gaming operations, particularly our Utility Products, Electronic Table Systems and Electronic Gaming Machines may experience losses due to technical difficulties or fraudulent activities;

•
we operate in a very competitive business environment;

•
we are dependent on the success of our customers and are subject to industry fluctuations;

•
risks that impact our customers may impact us;

•
certain market risks may affect our business, results of operations and prospects;

•
if we do not retain our key personnel and attract and retain other highly skilled employees, our business may suffer;

•
a downturn in general economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations;

•
economic, political and other risks associated with our international sales and operations could adversely affect our operating results;

•
foreign currency risk;

•
we could face considerable business and financial risk in implementing acquisitions;

•
if our products contain defects, our reputation could be harmed and our results of operations adversely affected;

•
our business is subject to quarterly fluctuation;

•
our ability to meet debt service obligations is subject to many factors that are beyond our control and may affect future operations;

•
our continued compliance with our financial covenants in our Revolver is subject to many factors, some of which are beyond our control;

•
substantial leverage—our available cash and access to additional capital may be limited by our substantial leverage;

•
additional borrowings available—despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness;

•
the restrictive covenants in the agreement governing our Revolver may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest;

•
our ability to implement our Five Point Strategic Plan successfully is subject to many factors, some of which are beyond our control;

•
the success of our shift of emphasis from selling to leasing is subject to many factors, some of which are beyond our control; and

•
we may be required to repurchase our Contingent Convertible Senior Notes.

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

We endeavor to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent, trademark and other laws concerning proprietary rights, our intellectual property frequently does not receive the same degree of protection in foreign countries as it would in the United States. This risk is increased due to our expansion in Australasia through our acquisition of Stargames. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We have numerous patents and trademarks, and utilize patent protection in the United States relating to certain existing and proposed processes and products. We cannot assure you that all of our existing patents are valid or will continue to be valid, or that any pending patent applications will be approved. Our competitors have in the past challenged, are currently challenging and may in the future challenge the validity or enforceability of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. We cannot assure you that competitors will not infringe on any of our patents or that we will have adequate resources or other allocation of resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may oppose our trademark applications or challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks.

We also face the risk that we may have infringed or could in the future infringe third parties' intellectual property rights. We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products.

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making, and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making, and may in the future make, claims of infringement against us or against our licensees or manufacturers in connection with their use of our technology. For information on Legal Proceedings, see Notes 15 and 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Further, as discussed in Notes 15 and 16 to our consolidated financial statements for the fiscal year ended October 31, 2007, we are currently in litigation over various intellectual property matters. Any claims, even those which are without merit, could:

•
be expensive and time consuming to defend;

•
cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•
cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•
require us to redesign, reengineer or rebrand our products;

•
divert management's attention and resources;

•
require us to pay significant amounts in damages;

•
require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product, process or component; or

•
limit our ability to bring new products to the market in the future.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful challenge to or invalidation of one of our patents or trademarks or a successful claim of infringement against us or one of our licensees in connection with its use of our technology, could adversely affect our business.

In addition, the gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products using these technologies and innovations, as well as to expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. However, to the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our financial condition, operating results or prospects may be harmed.

The gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations.

Our products are subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which they are used. We will also become subject to regulation in any other jurisdiction where our customers operate in the future. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers and persons with financial interests in gaming operations, including makers of gaming equipment such as ourselves. Some jurisdictions, however, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a summary of gaming regulations that affect our business, see "Gaming Regulation" in Item 1 of this Annual Report on Form 10-K.

In addition, legislative and regulatory changes may affect demand for our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products, and could foster competitive games or technologies at our or our customers' expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to our products and substantial changes in those regulations may adversely affect demand for our products. Our business will also suffer if our products became obsolete due to changes in laws or regulations or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease their demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes is state, federal or foreign state tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. We cannot assure you that changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction would not have a material adverse effect on our existing and proposed foreign and domestic operations.

The possible transition to a new chief executive officer, and any search for and transition to a new chief financial officer, could be disruptive to our business.

On November 10, 2007, we announced that the Board of Directors had retained Spencer Stuart to conduct an executive search to assist in evaluating and determining the Company's long-term succession plans for its Chief Executive Officer position. Mark Yoseloff, Ph.D., our current Chairman and

Chief Executive Officer, has expressed a desire to possibly re-evaluate his role with the Company at the end of his current employment contract.

Dr. Yoseloff's employment contract expires on October 31, 2008. The Board, along with Dr. Yoseloff, is currently evaluating and considering its alternatives, including either a possible extension of Dr. Yoseloff's contract, or whether a new Chief Executive Officer should be hired and, if so, at what point.

In addition, on November 2, 2007, we announced the resignation of Richard Baldwin, formerly our Senior Vice President and Chief Financial Officer. Paul Meyer, our President and Chief Operating Officer, has been appointed Acting Chief Financial Officer, a capacity in which he has previously served at the Company. Mr. Meyer fulfills the day-to-day tasks of a Chief Financial Officer, on an interim basis, in addition to his other roles with the Company. The Company is currently determining the process by which it will search for a new Chief Financial Officer.

While Dr. Yoseloff and Mr. Meyer are fully cooperating with the search process, there can be no assurances that the transition to a new Chief Executive Officer and Chief Financial Officer will be smooth.

Our success depends, in part and to varying degrees, on having a successful Chief Executive Officer and Chief Financial Officer, yet we face significant competition for these types of senior executives. If Dr. Yoseloff leaves the Company or chooses to reduce his role, the Company may not be able to find a suitable successor. Similarly, the Company may not be able to find a suitable successor for the Chief Financial Officer position in a timely manner. There are also no assurances that a new Chief Executive Officer or Chief Financial Officer would lead the Company in a successful manner. Any failure to find successors for the Chief Executive Officer or Chief Financial Officer positions or implement a smooth transition to such successors could have a material adverse effect on our business, results of operations or financial condition.

Additionally, should Dr. Yoseloff choose to leave the Company before the search process for a new Chief Executive Officer has been completed, there can be no assurances that the Company will have successfully retained a new Chief Financial Officer by that time. The additional instability caused by having both the Chief Executive Officer and Chief Financial Officer positions filled on interim bases could have a material adverse effect on our business, results of operations or financial condition.

Litigation may subject us to significant legal expenses and liability.

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights. For information on our current material litigation and our assessments, see Notes 15 and 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our assessment of each matter may change based on future unknown or unexpected events. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. We are unable at this time to estimate the likely outcome of pending litigation. An adverse judgment in any pending litigation could cause material impact on our business operations, intellectual property, results of operations or financial position.

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

While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available. We cannot assure you that these products will prove to be commercially viable, or that we will be able to obtain the various gaming licenses necessary to distribute them to our customers. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success and our ability to satisfy our obligations with respect to our indebtedness, including the Notes and the Revolver. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot assure you that we will be able to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position.

We compete in a single industry, and our business would suffer if our products become obsolete or demand for them decreases.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. Our business would suffer if the gaming industry, in general, and table games in particular, suffered a downturn or loss in popularity, if our products became obsolete or if use of our products decreased. Our operating lease agreements with our customers are typically month-to-month leases and provide for termination upon 30 days' prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, and problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological changes and advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition or other factors, it could have a material adverse effect on our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness, including the Notes and the Revolver.

Our gaming operations, particularly our Utility Products, Electronic Table Systems and Electronic Gaming Machines may experience losses due to technical difficulties or fraudulent activities.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our systems. We incorporate security features into the design of our gaming machines designed to prevent us or our patrons from being defrauded. To the extent any of our gaming machines or software experience errors of fraudulent manipulation, our customers may replace our products and services with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming machines or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses and disciplinary action. Additionally, in the event of such issues with our gaming machines or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

We operate in a very competitive business environment.

There is intense competition in the gaming products industry, and it is characterized by dynamic customer demand and rapid technological advances. The development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have a negative impact on our business.

In general, we compete with other gaming and entertainment products for space on the casino customer's floor, as well as for our customers' capital spending. Some of the larger gaming supply companies with whom we compete are IGT, Bally, WMS and Aristocrat.

In the Utility Products segment, namely shufflers, in addition to hand shuffling and other gaming equipment, we compete with Elixir Gaming Technologies, Inc., (formerly "VendingData"), a company with a U.S. presence that markets batch and continuous versions of shufflers, with the Shuffle Pro™ being their most recent competitive shuffler in the market. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We cannot provide assurance that a competitive product will not gain substantial placements or cause price erosion of our shufflers in the future. We also compete against hand shuffling. We cannot provide assurance that better hand shuffling will not cause price erosion of our shufflers. Several companies also manufacture and sell chipper products which are competitive with our Easy Chipper C product.

With respect to our PTG segment, in addition to companies such as IGT, Bally, Aristocrat and WMS that primarily market slot machines, we also compete with both non-proprietary table games such as blackjack, and several companies which primarily develop and license proprietary table games. Some of our competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™ and Masque Publishing's Spanish 21®. Competition in the table game segment is typically on the basis of price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products. In the future, slot manufacturers, as well as table game competitors could market table games that might displace our products.

With our acquisition of Stargames, we have increased our ETS segment to expand our e-Table systems. This product line has significant competition, perhaps more than our traditional Utility and PTG segment product offerings. There are numerous other companies that manufacture and / or sell e-Table games, which are similar to our Table Master, Vegas Star and Rapid Table Games. These companies include, but are not limited to, Elektroncek (also known as Interblock), Aruze, PacificNet Inc., Novomatic, IGT, PokerTek, Inc. and TableMAX Holdings.

Our EGM's compete for casino floor space with products of other gaming suppliers. The international slot environment is competitive. The Australasia market reflects other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors in these markets are IGT, Bally, Aristocrat, Konami, Aruze and Ainsworth Game Technology. In Asia, these competitors are also active along with further competition from myriad European slot manufacturers.

We are dependent on the success of our customers and are subject to industry fluctuations.

Our success depends on our customers buying our products to expand their existing operations, replace existing gaming machines, or equip a new casino. Any slowdown in the replacement cycle or delays in expansions or new openings may negatively impact our operations.

Casino operators in the gaming industry are undergoing a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Consolidation may also give our customers additional leverage with respect to the prices of our products Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes more of one of our competitors' products and services, or that reduces spending on our products, our business could be negatively impacted. Additionally, to the extent the new owner allocates capital to expenditures other than gaming machines, such as hotel furnishings, restaurants and other improvements, or generally reduces expenditures, our business could be negatively impacted.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse affect on our business. Such risks that affect our customers include:

•
global geopolitical events such as terrorist attacks and other acts of war or hostility;

•
natural disasters such as major fires, floods, hurricanes and earthquakes;

•
adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices; and

•
concerns about SARS, Avian flu or other influenza or contagious illnesses.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, collectibility of receivables and recoverability of residual values on leased assets such as those in certain International markets. Further, some of our customers may experience financial difficulties, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

If we do not retain our key personnel and attract and retain other highly skilled employees, our business may suffer.

If we fail to retain, recruit, and motivate the necessary personnel, our business and our ability to obtain new customers, develop new products, and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel and on our key employees. Our employment contracts with our corporate officers and certain other key employees are primarily "at will" employment agreements, under which either the employee or we may terminate employment. If any of these persons were to leave our company it could be difficult to replace them, and our business could be harmed. We do not have key-man life insurance.

Our success also depends on our ability to recruit, retain, and motivate highly skilled personnel. Competition for these persons in our industry is intense and we may not be able to successfully recruit, train, or retain qualified personnel.

A downturn in general economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, could harm the health of casino operators and our other customers and consequently result in fewer customers leasing or purchasing our products, which would adversely affect our revenues.

Economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe, and Australasia accounted for approximately 55% of our consolidated revenue from continuing operations in fiscal 2007. Accordingly, our future results could be harmed by a variety of factors, including:

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

Fluctuations in the value of the Euro, the Australian dollar, or the Pataca may adversely affect our results of operations. Because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risk and could subject us to additional compliance costs.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world, of which the most significant to our operations for fiscal 2007 were the Australian dollar and the Euro. With our acquisition of CARD and Stargames, we expect that a significant portion of the volume of our business will continue to be denominated in foreign currency. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates. Although we have thus far not engaged in hedging activities, we may use forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenues and, to a lesser extent, cost of leases and sales denominated in currencies other than the U.S. dollar. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. Further, hedging or not hedging does not eliminate the foreign currency risk.

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

Our acquisitions of Stargames, PGIC's TGD business, and any other future potential acquisitions, may not produce the revenues, earnings or business synergies that we anticipate, and may not perform as expected for a variety of reasons, including:

•
difficulties in the integration of the operations, financial reporting, technologies, products and personnel, including those caused by national, geographic and cultural differences;

•
risks of entering markets in which we have no or limited prior experience;

•
difficulties in the use, development or sale of intellectual property or future or present products;

•
the potential loss of employees;

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

Historically, our operating results have been highest in our fourth fiscal quarter ending October 31 and lowest in our first fiscal quarter ending January 31, primarily due to the seasonality of customer capital budgets. Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the seasonality of customer capital budgets, the mix of domestic versus international sales and the mix of lease and royalty revenue versus sales and service revenue. As a result, our operating results and stock price could be volatile, particularly on a quarterly basis.

Our ability to meet debt service obligations is subject to many factors that are beyond our control and may affect future operations.

On November 30, 2006, we entered into a $100,000 Revolver with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo, N.A. as Syndication Agent. We initially drew $71,180 on the bank facility, which was used to repay in its entirety a previously existing credit agreement (the "Old Credit Agreement"). We drew an additional $4,500, net of payments, on the Revolver during fiscal 2007, which was used in part to fund the PGIC TGD acquisition. The outstanding balance on the Revolver was $75,680 at October 31, 2007. Any remaining amount available under the Revolver will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011. Our ability to meet debt service obligations, including our Notes and the Revolver, will depend on our future performance and other conditions or events and will be subject to many factors that are beyond our control. Our debt service obligations may:

•
increase our vulnerability to general adverse economic and industry conditions;

•
limit our flexibility in planning for, or reacting to, changes in our business and industry;

•
place us at a competitive disadvantage compared to other less leveraged competitors; and

•
limit our ability to borrow additional funds.

Our continued compliance with our financial covenants in our Revolver is subject to many factors, some of which are beyond our control.

Although we are currently in compliance with all financial covenants under our Revolver, absent an improvement in our operating results, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at such time an amendment or refinancing is necessary, it is possible that such an amendment or refinancing could lead to a significant increase in debt service costs.

Substantial Leverage—Our available cash and access to additional capital may be limited by our substantial leverage

We are highly leveraged and have significant debt service obligations. As of October 31, 2007, we had $236,630 of indebtedness outstanding and total stockholders' equity of $87,634. This high level of indebtedness could have important negative consequences to us and you, including:

•
we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions and other purposes;

•
we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•
our indebtedness under the Revolver has variable rates of interest, which exposes us to the risk of increased interest rates;

•
our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•
our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•
our substantial amount of debt and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt.

Our cash interest expense for the year ended October 31, 2007 was $5,844. As of October 31, 2007, we had approximately $75,700 of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $757 per year. Our debt service for 2008, which represents expected principal payments of our long-term debt and estimated scheduled cash interest payments, is expected to be approximately $22,300. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Liabilities, Contractual Obligations, and Off-Balance Sheet Arrangements—Long-Term Liabilities and Contractual Obligations" for years beyond 2008.

Additional Borrowings Available—Despite our substantial leverage, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreement governing our Revolver contains restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. As of October 31, 2007, our Revolver provided for additional borrowings of up to $24,320.

The restrictive covenants in the agreement governing our Revolver may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The agreement governing our Revolver imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions. See Item 7, "Managements Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity And Capital Resources" for further details.

Our ability to implement our Five Point Strategic Plan successfully is subject to many factors, some of which are beyond our control.

The success of our Five Point Strategic Plan depends, in part, on the ability of our key management to implement its initiatives. If we are unsuccessful in such implementation, we may experience organizational inefficiencies which could have negative consequences on our revenues or earnings, in which case we would be required to further re-evaluate our strategic initiatives.

The success of our shift of emphasis from selling to leasing is subject to many factors, some of which are beyond our control.

The further success of our shift of emphasis from selling to leasing our products will depend, in part, on our customers' willingness to accept this change in our business relationships. Additionally, if we are not successful in implementing such shift, or if there is any loss or delay in market acceptance of the leasing model, earnings may be impacted negatively. In the short term, the switch from sales to leasing is likely to have a negative effect on revenues and margins.

We may be required to repurchase our Contingent Convertible Senior Notes.

The holders of our Contingent Convertible Senior Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase. Prior to or at the time of such mandatory repurchase, we would have to refinance the Notes or otherwise obtain the capital to repurchase the Notes including a possible secondary equity offering. Our ability to refinance the Notes would be subject to prevailing market conditions at the time and could lead to a higher cost of capital or dilute our equity, depending on which strategy we select.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease facilities with approximately 83,000 square feet in Nevada for our corporate headquarters and Shuffle Master Americas, manufacturing, research and development and field service. In addition, we lease an approximately 15,000 square foot facility in Vienna, Austria and an approximately 37,000 square foot facility in Milperra, New South Wales, Australia.

We also own an approximately 48,000 square foot facility in Milperra, New South Wales, Australia that we use for research and development activities as well as manufacturing.

We lease an approximately 5,000 foot facility in Minnesota that we use for shuffler research and development and other administration activities.

We lease a portion of a 2,000 square foot facility in McCook, Illinois to warehouse inventory. Our rental agreement is based upon the number of pallet racks we occupy per week.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities / space are available to us to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Notes 15 and 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended October 31, 2007.

PART II
(Dollars in thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.    Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of January 11, 2008, we had approximately 285 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of January 11, 2008, we estimate that we have approximately 13,000 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2007 and 2006:

	2007		2006
	High	Low	High	Low
First Quarter	$32.82	$23.65	$28.90	$23.88
Second Quarter	27.75	16.50	38.35	22.49
Third Quarter	19.78	14.47	40.75	26.62
Fourth Quarter	17.87	13.15	30.53	24.09

The closing price of our common stock on January 11, 2008, was $8.57 per share.

Dividend Policy.    We have not paid dividends on our common stock and certain covenants in our Revolver restrict our ability to pay dividends or make other distributions with respect to our equity securities. See Note 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Transfer Agent.    Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Securities Authorized for Issuance Under Equity Compensation Plans.    The information under the caption "Equity Compensation Plan Information" in our 2007 Proxy Statement is incorporated herein by reference.

Stock Repurchases.    The following table provides monthly detail regarding our share repurchases during the three month period ended October 31, 2007 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
Aug 1—Aug 31	—	$—	—	$28,233
Sep 1—Sep 30	—	—	—	28,233
Oct 1—Oct 31	2	15.15	—	28,203

Total	2	—	—

*
In September 2006, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. As of October 31, 2007, $28,203 remained outstanding under our board authorization.

Performance Graph.

The following graph compares a shareholder's cumulative total return for the last five fiscal years, assuming $100 invested at October 31, 2002, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index: (iii) the stocks included in the NASDAQ Index Composite; (iv) the stocks included in the Dow Jones US Gambling Index; and (v) an index of selected issuers in our industry, or Peer group, composed of IGT, Aristocrat, WMS, Bally, and PGIC.

Comparison of Cumulative Five Year Total Return

Investment Value as of October 31,

Company Name / Index	2002	2003	2004	2005	2006	2007
Shuffle Master, Inc.	100	133.04	275.22	248.74	274.43	134.18
S&P SmallCap 600 Index	100	133.58	155.99	179.81	208.76	232.87
NASDAQ Index Composite	100	144.83	148.17	160.44	179.79	217.03
Peer Group	100	157.31	178.57	168.05	253.96	273.25
Dow Jones U.S. Gambling Index	100	143.51	187.20	191.72	268.33	390.95

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended October 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share, ratios, and unit / seat amounts)
Operating Results:
Total revenue	$178,851	$162,991	$112,860	$84,783	$58,351
Cost of revenue	74,985	56,721	29,260	19,403	11,599

Gross profit	103,866	106,270	83,600	65,380	46,752
Selling, general and administrative	61,947	51,299	30,559	22,953	15,788
Research and development	17,337	12,910	7,784	6,185	4,183
Gain on sale of patent	—	(4,566)	—	—	—
In-process research and development	—	19,145	—	—	—

Income from operations	24,582	27,482	45,257	36,242	26,781
Other (expense) income	(9,974)	(6,699)	(657)	(1,600)	256
Equity method investment loss	(306)	(416)	—	—	—
Impairment of investments	—	(1,655)	(1,000)	—	—

Income from continuing operations before tax	14,302	18,712	43,600	34,642	27,037
Income tax (benefit) provision	(1,999)	13,373	14,496	12,125	9,458

Income from continuing operations	$16,301	$5,339	$29,104	$22,517	$17,579

Earnings per share—continuing operations:
Basic	$0.47	$0.15	$0.83	$0.63	$0.47
Diluted	$0.46	$0.15	$0.80	$0.60	$0.45
Weighted average shares, basic	34,680	34,585	34,924	35,955	37,626
Weighted average shares, diluted	35,276	36,052	36,378	37,308	38,661
Balance Sheet as of October 31:
Cash, cash equivalents, and investments	$4,392	$8,917	$34,088	$47,038	$10,425
Working capital (deficit)	$61,768	$(18,895)	$57,634	$65,671	$25,809
Total assets	$359,767	$305,207	$193,117	$185,292	$59,418
Long-term obligations	$233,936	$164,367	$162,659	$157,648	$250
Shareholders' equity	$87,634	$32,549	$13,400	$14,729	$47,723
Common shares outstanding	35,198	34,895	34,527	34,958	37,072
Current ratio	2.6	0.8	4.4	6.2	3.3
Book value per share as of October 31	$2.49	$0.93	$0.39	$0.42	$1.29
Cash Flow Data:
Cash provided by operating activities	$33,048	$34,021	$34,508	$26,587	$20,630
Cash (used) provided by investing activities	$(33,119)	$(104,142)	$(6,526)	$(56,540)	$754
Cash (used) provided by financing activities	$(3,513)	$65,923	$(35,027)	$47,859	$(22,314)
Depreciation and amortization	$20,748	$18,173	$12,179	$8,042	$8,126
Capital expenditures	$(15,256)	$(15,676)	$(18,969)	$(7,143)	$(5,584)
Installed Unit / Seat Base by Product:
Shufflers	25,382	22,347	18,589	15,289	11,090
Proprietary Table Games	5,443	4,219	3,681	3,233	1,732
Electronic Table System Seats	6,136	4,566	500	110	—
Electronic Gaming Machine Seats	18,995	16,279	—	—	—

Earnings per share and weighted average share amounts reflect the effects of our common share stock splits in January 2005 and April 2004.

In September 2007, we purchased PGIC's TGD business. Effective February 1, 2006, we acquired Stargames. Effective May 1, 2004, we acquired CARD. Effective February 24, 2004, we acquired certain games and related assets of BET Technology, Inc. ("BTI"). These acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions. See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further detail on our acquisitions.

Installed unit / seat base is the sum of product units or seats under lease or license agreements and inception-to-date sold units or seats. We believe that installed units / seats is an important gauge of segment performance because it measures historical market placements of leased and sold units / seats and it provides insight into potential markets for service and next generation products. Some sold units or seats may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine precisely the number of units or seats currently in use.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
(In thousands, except units/seats)

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four product segments: Utility Products, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines.

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD, part of our ITS product offerings, currently in development with IGT and PGIC.

Our Proprietary Table Games include our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, progressive table games with bonusing options and side bets. To maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007.

Our Electronic Table Systems consist principally of e-Table gaming platforms including Table Master, Vegas Star, Rapid Table Games and wireless Casino On Demand.

Our Electronic Gaming Machines include our PC-based video slot machines with an extensive selection of video slot titles which include a range of bonus round options. The EGMs were developed for select markets including Australasia and Latin America.

We lease, license or sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Asia Pacific.

All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps and roulette, for space on the casino floor.

We have established five key strategic initiatives. These initiatives and our intended execution process are as follows:

Renewed emphasis on leasing versus selling

  We intend to execute this strategy primarily in North America although we will implement modest leasing programs in other parts of the world.

Continue development of relevant technology to drive new products across all product lines

  This includes our card reading shoes and shufflers, shuffler interface with table systems, table game progressive systems and integration of the PC4 platform for all e-Table gaming products on a worldwide basis.

Increase the return from existing assets already deployed in the field by upgrading or adding new value elements to the existing products

  This includes the replacement cycle for our shufflers, shuffler interface with table systems, table game progressive systems, table game bad beat jackpots and other side bets and proprietary add-ons to existing e-Table gaming products.

Value engineering current designs to reduce manufacturing costs across all product lines

  Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

The monetization of non-core assets and the utilization of the proceeds to reduce debt

  We now plan to undertake a careful review of all of our assets with an eye toward utilizing the proceeds from such dispositions, or other forms of monetization such as royalty or license arrangements, to reduce our debt.

Our future expectations are based on our ability to succeed on the above strategic initiatives. More specifically:

Revenue is expected to shift towards the leasing model from the sale model based upon this first initiative. This should provide for a stable and predictable revenue stream. However, our capital expenditures should also continue to grow, but in a proportionate and stable ratio to our revenues and/or mix of revenues, as our leasing model extends into our more capital intensive products. Our product pricing strategy also reflects our desire to shift to a lease model from a sales model.

Based upon our second initiative, we expect to continue to expend research and development efforts consistent with prior periods with a view to the development of relevant technology.

Consistent with our third strategy, our newer products, including the i-Deal and the progressive versions of our proprietary table games are expected to contribute to growth in the short and long term.

We hope to improve our gross margins through the anticipated success of our fourth initiative of value engineering to reduce manufacturing costs.

Our infrastructure to support our growing global business is expected to remain generally consistent with our existing levels. Operating cash flow and working capital are expected to remain strong as our leasing model strategy develops and our inventory levels reduce as our newer products are rolled-out. Our current intent is to utilize any excess cash to, among other things, reduce outstanding debt.

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

Management's Discussion and Analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward Looking Statements and Risk Factors" elsewhere in this Annual Report on Form 10-K.

ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

Progressive Gaming International Corporation Table Games Division.    On September 26, 2007, we entered into a purchase agreement for the acquisition of PGIC's TGD business ("Purchase Agreement"), including certain worldwide rights and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®, as well as a software distribution license agreement ("Software Distribution License Agreement"). Further, we also entered into an amended and restated license agreement with PGIC amending the current license agreement originally entered into on September 29, 2006, which granted us certain expanded rights.

The acquisition grants us all of PGIC's rights, title, and interest, on a worldwide basis (except for certain defined carved-out customers and of electronic and video rights to the acquired games), in and to all of the assets in or part of the table games division including, without limitation, all intellectual property, hardware, software, existing customer agreements, installed table game base and inventory.

Under the terms of the Purchase Agreement, we paid to PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provides for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: For each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, are $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The recurring revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base as of September 1, 2007, totaled approximately 600 tables.

Under the Software Distribution License Agreement, we acquired PGIC's Game Manager™ software and related table hardware (collectively, the "GMS"). The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC's Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and / or properties being managed. We paid PGIC a $3,000 advance of royalties due under the Software Distribution Agreement within 10 days of signing the Purchase Agreement. We plan to immediately integrate the GMS with certain versions of our proprietary table games. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC's progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element.

The following table presents our various revenues and expenses in dollars and as a percentage of total revenue:

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended October 31,
	2007		2006		2005
Revenue
Utility products	$78,457	43.9%	$86,792	53.2%	$67,029	59.4%
Proprietary Table Games	33,125	18.5%	38,316	23.5%	39,517	35.0%
Electronic Table Systems	27,890	15.5%	16,555	10.2%	6,022	5.3%
Electronic Gaming Machines	39,269	22.0%	21,090	13.0%	—	0.0%
Other	110	0.1%	238	0.1%	292	0.3%

Total revenue	178,851	100.0%	162,991	100.0%	112,860	100.0%
Cost of revenue	74,985	41.9%	56,721	34.8%	29,260	25.9%

Gross profit	103,866	58.1%	106,270	65.2%	83,600	74.1%
Selling, general and administrative	61,947	34.6%	51,299	31.5%	30,559	27.0%
Research and development	17,337	9.7%	12,910	7.9%	7,784	6.9%
Gain on sale of patent	—	0.0%	(4,566)	(2.8%)	—	0.0%
In-process research and development	—	0.0%	19,145	11.7%	—	0.0%

Income from operations	24,582	13.8%	27,482	16.9%	45,257	40.2%
Other expense	(9,974)	(5.6%)	(6,699)	(4.1%)	(657)	(0.6%)
Equity method investment loss	(306)	(0.2%)	(416)	(0.3%)	—	0.0%
Impairment of investments	—	0.0%	(1,655)	(1.0%)	(1,000)	(0.9%)

Income from continuing operations before tax	14,302	8.0%	18,712	11.5%	43,600	38.7%
Income tax (benefit) provision	(1,999)	(1.1%)	13,373	8.2%	14,496	12.8%

Income from continuing operations	16,301	9.1%	5,339	3.3%	29,104	25.9%
Discontinued operations, net of tax	78	0.0%	(246)	(0.2%)	76	0.1%

Net income	$16,379	9.1%	$5,093	3.1%	$29,180	26.0%

Our revenue and results of operations are most affected by unit/seat placements, through lease or sale, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers' assessment of our products. To a lesser extent, our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. In the current year, our margins have been negatively impacted by our renewed emphasis on leasing versus selling, continued shift in product mix, as well as increases in non-cash depreciation and amortization expenses attributable to our recent acquisitions. Please refer to the section entitled "Depreciation and Amortization Expenses" provided below for further discussion of such increases.

The following tables provide information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN
(In thousands)

	Year Ended October 31,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05
Revenue:
Leases and royalties	$56,426	$49,551	$48,571	13.9%	2.0%
Sales and service	122,315	113,202	63,997	8.1%	76.9%
Other	110	238	292	(53.8%)	(18.5%)

Total	$178,851	$162,991	$112,860	9.7%	44.4%

Cost of revenue:
Leases and royalties	$17,221	$11,794	$9,692	46.0%	21.7%
Sales and service	57,764	44,927	19,568	28.6%	129.6%

Total	$74,985	$56,721	$29,260	32.2%	93.9%

Gross profit:
Leases and royalties	$39,205	$37,757	$38,879	3.8%	(2.9%)
Sales and service	64,551	68,275	44,429	(5.5%)	53.7%
Other	110	238	292	(53.8%)	(18.5%)

Total	$103,866	$106,270	$83,600	(2.3%)	27.1%

Gross margin:
Leases and royalties	69.5%	76.2%	80.0%
Sales and service	52.8%	60.3%	69.4%
Total	58.1%	65.2%	74.1%

We earn our revenue in several ways, preferably by way of leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts. Product lease contracts typically include parts and service. We also offer a majority of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "Critical Accounting Policies and Estimates."

Our revenue growth for fiscal 2007, reflects the renewed emphasis in our leasing model. Also contributing to the revenue growth is sales of our EGM's. The Australasia market, where these EGM's are placed, is predominately a "sales-based" market. Additionally, our e-Tables have performed very well in certain markets which are also predominately sales-based markets. The revenue growth in fiscal 2006 as compared to fiscal 2005 is largely attributable to increased lifetime license sales of our proprietary table games as well as increased conversion of shufflers from lease to sale in anticipation of the roll out of our next generation shufflers.

The cost of revenue in fiscal 2007 as compared to fiscal 2006 has increased, both in dollars as well as percentage of revenue, mostly attributable to the strength of our EGM and e-Table revenues in the period. These products are much more capital intensive than our shuffler and table game products and accordingly generate lower margins than experienced in prior years.

See our detailed discussion of our year-over-year results following this discussion as well as our results of our operating segments under "Segment Operating Results."

Fiscal 2007 compared to Fiscal 2006

As discussed above, our revenues increased in fiscal 2007 to $178,851 as compared to $162,991 in fiscal 2006. The increase was primarily attributable to strong overall revenue growth in our ETS and EGM segments, owing in part to the fact that fiscal 2007 includes a full year of Stargames' revenues compared to nine months in fiscal 2006. Lease revenue also increased year-over-year consistent with our renewed emphasis on leasing as well as an increase in our monthly average lease prices and increases in leased units/seats. A more detailed discussion of our revenue is included for each of our operating segments under the heading "Segment Operating Results."

Although revenue increased in fiscal 2007 as compared to fiscal 2006, our gross profit, as well as gross margin, decreased during the current fiscal year.

The declines in our gross profit and margin were caused principally by the following factors:

•
The gross profit decline relates to our continued shift in the mix of products leased and sold and the inclusion of Stargames' results of operations for a full year in fiscal 2007, compared to nine months in fiscal 2006. The margins on Stargames products, particularly those included in the EGM segment, are lower than those traditionally experienced in our Utility Products, PTG and ETS segments;

•
Our gross profit and margin were impacted by additional depreciation and amortization expense of product related intangibles included in cost of leases and sales and service. This includes purchase related depreciation and amortization for acquired products from PGIC's TGD, Stargames and CARD;

•
Consistent with our renewed emphasis on leasing as opposed to selling our products, we had fewer sales of our Utility Products and lifetime license sales as compared to the prior year. Such sales have historically yielded the highest product gross margins. Our leases and royalty margins were also impacted by the timing of lease installations as well as introductory pricing. Additionally, these margins were negatively impacted by upfront installation charges for newly placed e-Table gaming products that are on either month-to-month operating leases or participation arrangements. Offsetting the decrease in the lease and royalties margin is approximately $663 of royalty revenue from our Delta Rangers license agreement, of which there is no corresponding cost, discussed in the PTG section included under "Segment Operating Results;" and

•
Gross profit and margin in fiscal 2007 were negatively impacted by a number of factors related to our Stargames' operations. We incurred a minimum royalty shortfall associated with our WMS agreement of approximately $2,900. Additionally, we recognized approximately $2,800 in inventory write-offs and recognized a charge in the amount of approximately $400 for the return of certain Stargames products that were sold prior to our acquisition of Stargames.

Our revenue and margins will continue to be impacted by the mix of products, timing of lease installations and upfront installation costs related to leases of e-Table products.

Fiscal 2006 compared to Fiscal 2005

Overall, total revenue increased in fiscal 2006 as compared to the prior fiscal year. Consolidated revenue for fiscal 2006 was $162,991 as compared to $112,860 in fiscal 2005. The increase was a result of strong performance in predominately all aspects of our business. We experienced strong results in our sold units installed base within our Utility Products segment. Our ETS and EGM segments were favorably impacted by organic growth as well as our acquisition of Stargames effective February 1, 2006. The increase in the number of units/seats sold resulted from greater placements of our products, acquisitions of products, market growth and the expansion of operations both domestically and internationally. A more detailed discussion of our revenue is included for each of our operating segments under the heading "Segment Operating Results."

Gross profit increased during fiscal 2006. However, our gross margin decreased 8.9% for fiscal 2006, as compared to the same prior fiscal year. The decline in our gross profit and margin were attributable to the following:

•
In fiscal 2006, we experienced a shift in product mix year-over-year and the inclusion of the results of Stargames for nine months. As discussed above, the margins of certain Stargames products are lower than those traditionally experienced in our Utility Products, ETS and PTG segments. Our EGM segment did not exist prior to the acquisition of Stargames.

•
Amortization of Stargames product related intangibles of $1,545 is included in cost of sales and service in our consolidated statements of income in fiscal 2006 compared to none for the prior fiscal year.

•
Sales of Easy Chipper C and Table Master, which are higher cost products, increased year-over-year and unfavorably impacted our overall margin.

•
Fiscal 2006 included fewer lifetime license sales than in the prior fiscal year which resulted in a negative impact both on gross profit and margin.

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2007	2006	2005	07 vs. 06	06 vs. 05
Selling, general and administrative	$61,947	$51,299	$30,559	20.8%	67.9%
Percentage of revenue	34.6%	31.5%	27.0%
Research and development	$17,337	$12,910	$7,784	34.3%	65.9%
Percentage of revenue	9.7%	7.9%	6.9%
In-process research and development	$—	$19,145	$—	(100.0%)	100.0%
Percentage of revenue	0.0%	11.7%	0.0%
Total operating expenses	$79,284	$83,354	$38,343	(4.9%)	117.4%
Percentage of revenue	44.3%	51.1%	33.9%

Selling, General and Administrative Expenses ("SG&A").    SG&A increased at a higher rate than our revenues during fiscal 2007 as compared to fiscal 2006, and during fiscal 2006 as compared to fiscal 2005. The dollar increases in SG&A in fiscal 2007 as compared to fiscal 2006 are primarily due to the following:

•
Twelve months of SG&A from Stargames in the current fiscal year as compared to nine months in the prior year period. Total Stargames related SG&A expenses were $17,728 and $10,520 during fiscal 2007 and 2006, respectively.

•
Payroll and related expenses increased for the year ended October 31, 2007. These expenses were $36,295 for the year ended October 31, 2007 compared to $33,306 in the same prior year period. The increase in payroll and related expenses year-over-year was primarily due to the acquisition of Stargames in February 2006, and an increase in the number of employees and temporary consultants in order to support the growth of our global business. We also recognized an employee severance charge of approximately $500 in the fourth quarter of fiscal 2007.

•
Corporate legal fees were $5,868 and $4,946 for the years ended October 31, 2007 and 2006, respectively. The legal fees in fiscal 2007 principally related to the Vending Data II and MP Games I litigation and secondarily to our class action lawsuits (for further information on Legal Proceedings, see Notes 15 and 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10K). We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

The dollar increases in SG&A in fiscal 2006 as compared to fiscal 2005 are primarily due to the following:

•
The acquisition of Stargames effective February 1, 2006, which resulted in the addition of $10,520 of SG&A that did not exist in the prior year period.

•
Corporate legal fees were $4,946 and $3,825 during the years ended October 31, 2006 and 2005, respectively. In fiscal 2006, legal fees related predominately to the MP Games I and II litigation. As stated above, we expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property and our involvement in non-routine transactions.

•
Share-based compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123R, allocated to SG&A, in fiscal 2006 was $5,108 as compared to $759 during the prior year period. We adopted SFAS No. 123R effective November 1, 2006.

In fiscal 2006, we entered into an agreement with IGT whereby we sold to IGT our remaining 50% ownership in certain patents (the "ENPAT patents"). This agreement rescinded certain provisions of a prior agreement whereby we assigned, transferred and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was $3,000 previously received from IGT pursuant to a prior agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of $4,875 that would have been due, at IGT's discretion, under the patent purchase agreement entered into in fiscal 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 17 1/2% of any gross royalties. This fiscal 2006 transaction has been reflected in the accompanying consolidated statements of income by recording a gain on sale of patent of $4,566.

Research and Development Expenses ("R&D").    Our R&D in all years presented is distributed among all of our product lines, as we have continued to invest in new product development. R&D expenses increased $4,427, or 34.3%, in fiscal 2007 as compared to fiscal 2006. The increase was attributable to twelve months of R&D associated with Stargames as compared to nine months in the prior year period. R&D expenses at Stargames for the years ended October 31, 2007 and 2006 were $9,397 and $5,359, respectively.

R&D expenses increased $5,126, or 65.9%, in fiscal 2006 as compared to fiscal 2005, primarily due to the acquisition of Stargames in February 2006.

We continue to spend significant R&D efforts on the development of our newer generation shuffler products, such as the i-Deal, our card recognition products, as well as other table accessories, such as the iShoe. With our expansion into the e-Tables and EGM markets, we continue to spend significant R&D dollars on developing and implementing new game content as well as improving our gaming platforms. Finally, we have incurred significant R&D spending related to operating system upgrades from the PC3 to the PC4 platforms for Vegas Star, Rapid Table Games, Table Master and EGMs.

We believe that one of our strengths is identifying new and relevant product opportunities, and refining current products. We expect to continue to spend a significant portion of our annual revenues on research and development.

In-process research and development ("IPR&D").    IPR&D is defined as a development project that has been initiated and achieved material progress but has not yet resulted in a commercially viable product and has no alternative future uses. The fair value was determined using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition. The expensing of IPR&D through purchase accounting allows for the expensing of certain R&D efforts at the acquisition date consistent with the expensing of R&D efforts as they are incurred for in-house development efforts.

OTHER EXPENSE

Other expense is comprised of the following:

	October 31,
	2007	2006	2005
Interest income	$1,644	$1,998	$2,336
Interest expense	(7,487)	(6,863)	(2,302)
Amortization of debt issue costs	(1,327)	(1,511)	(961)
Foreign currency (loss) gain	(3,109)	(414)	215
Other	305	91	55

Total Other expense	$(9,974)	$(6,699)	$(657)

Fiscal 2007 compares to fiscal 2006 as follows:

•
Interest income decreased $354 from fiscal 2006 to fiscal 2007, as a result of a $5,386 decrease in our investment in sales-type leases and notes receivable portfolio. This decrease is consistent with our renewed emphasis on leasing versus selling

•
Interest expense for the year ended October 31, 2007 was fairly consistent with that in fiscal 2006. Interest expense primarily relates to interest on our Notes and Revolver. Interest expense during fiscal 2006 primarily relates to interest on the Notes and on our Old Credit Agreement.

•
Amortization of debt issue costs for the year ended October 31, 2007 relate to our Notes and the Revolver. Amortization for fiscal 2006 relate to debt issuance costs associated with the Old Credit Agreement and the Notes. The decline from fiscal 2007 to fiscal 2006 was attributable to the refinancing of the Old Credit Agreement with the Revolver.

•
The increases in the foreign currency loss for the year ended October 31, 2007 as compared to the prior year, was primarily caused by the weakening of the U.S. dollar versus the Australian dollar and the Euro. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation" for the year ended October 31, 2007.

Fiscal 2006 compares to fiscal 2005 as follows:

•
Interest income declined from fiscal 2005 to fiscal 2006 predominately due to the reduction in our investment portfolio. These investments were used to help fund the Stargames acquisition.

•
Interest expense in fiscal 2005 was predominately associated with the Notes. In fiscal 2006, we entered into the Old Credit Agreement for the financing of the Stargames acquisition. The new financing drove a significant increase in our interest expense on a comparative basis.

•
Debt amortization costs in fiscal 2005 related to the Notes. As discussed above, the increase in fiscal 2006 related to the Old Credit Agreement financing costs.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. Depreciation and amortization expenses were $19,421, $16,662 and $11,218 during the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

The increases are attributable to the depreciation and amortization of assets associated with the Stargames acquisition, effective February 1, 2006, approximately one month of depreciation and amortization related to the PGIC TGD acquisition in fiscal 2007, and an increase in the amortization related to our acquired products from CARD over the prior year period.

INCOME TAXES

Our effective income tax rate for continuing operations for the years ended October 31 was as follows:

	2007	2006	2005
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Stargames PC4 software technology	(46.9%)	0.0%	0.0%
In-process research and development	0.0%	35.8%	0.0%
Foreign dividend inclusion	0.0%	9.9%	0.0%
Other permanent differences	(7.0%)	(6.0%)	(1.9%)
State income taxes, net of federal benefit	2.1%	2.5%	2.1%
Tax credits	(2.7%)	(8.4%)	(1.8%)
Effect from foreign tax rate differences	2.6%	1.4%	0.7%
Other	2.9%	1.3%	(0.8%)

Effective tax rate	(14.0%)	71.5%	33.3%

Looking forward, our annual effective tax rate may fluctuate due to changes in our amount and mix of U.S. and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other tax deductions.

We have not provided U.S. Federal income tax on $2,875 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year. Additional information regarding income taxes is included in Note 13 to our consolidated financial statements.

For the fiscal year ended October 31, 2007, a $6,707 decrease to income tax expense and corresponding increase to deferred tax assets was recognized. This adjustment relates to recording amortizable tax basis for the Stargames PC4 technology which had previously been written off for financial purposes as IPR&D. At the date of acquisition, the determination of the tax treatment was uncertain, pending interpretation of newly enacted Australian tax consolidation rules which were unclear in their application and for which additional guidance was anticipated. During the tax consolidation process, it was determined that the tax deduction related to IPR&D may be available in the form of software asset amortization for tax purposes. Accordingly, we performed additional research to determine whether the asset would qualify for a tax deduction and over what period of time. The research was finalized in the fourth quarter, and confirmed that tax amortization is appropriate for the PC4 technology. As such, we recorded a deferred tax asset for the tax-only amortizable asset and reduced income tax expense.

See above under the caption "In-process research and development ("IPR&D")" for a discussion of the IPR&D charge, and the impact on taxes, in fiscal 2006.

EARNINGS PER SHARE

	Year Ended October 31,
	2007	2006	2005
Income from continuing operations	$16,301	$5,339	$29,104
Basic earnings per share, continuing operations	$0.47	$0.15	$0.83
Diluted earnings per share, continuing operations	$0.46	$0.15	$0.80
Weighted average shares data:
Basic	34,680	34,585	34,924
Dilutive impact of stock options and restricted stock	593	1,176	1,343
Dilutive effect of contingent convertible notes	3	291	111

Diluted	35,276	36,052	36,378

Outstanding shares data:
Shares outstanding, beginning of year	34,895	34,527	34,958
Options exercised	229	697	851
Shares repurchased	(77)	(317)	(1,473)
Other	151	(12)	191

Shares outstanding, end of year	35,198	34,895	34,527

We account for the Notes in accordance with FASB Emerging Issues Task Force No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For certain quarters during the years ended October 31, 2007, 2006, and 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except per unit/seat amounts)

SEGMENT OVERVIEW

In August 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five point strategy. Specifically, our Las Vegas-based operations were divided into two distinct entities: a corporate headquarters group and a new profit center called Shuffle Master—Americas. The organizational changes also included the formation of the Corporate Product Group ("CPG"). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

As part of our reorganization and the continued implementation of our five point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility Products, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

We have four reportable segments which are classified as continuing operations, Utility Products, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines. Utility Products segment includes our shufflers, chip sorting machines and ITS components, which include Table iD™. Proprietary Table Games segment includes live proprietary table games, progressive table games with bonusing options, side bets and proprietary table game licensing on other gaming media. Electronic Table Systems segment includes our e-Table gaming and wireless products. Our Electronic Gaming Machines segment includes our PC-based video slot machines. Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. See Part I, Item 1., included elsewhere in this Annual Report on Form 10-K for a more detailed discussion of our strategy in each of our four segments.

Utility Products.    Our strategy in the Utility Products segment is the development of products for our casino customers that enhance table game speed, productivity, profitability and security. Currently, Utility Products segment revenue is derived substantially from our automatic card shufflers. We develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. In addition to leasing shufflers, which provides us with recurring revenue, we also sell and service them. Our current shuffler product portfolio consists of 7 distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers. As of October 31, 2007, our shuffler installed base totaled approximately 25,400 units, an approximate 13% increase from approximately 22,400 units as of October 31, 2006. Our third generation shuffler, the i-Deal, was rolled-out during our fourth quarter of fiscal 2007. Our growth strategy for our shuffler business is the development and distribution of next generation, patent protected shufflers which enhance the value proposition for our customers through technological advancements. As a result, we expect to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace.

Although our Table iD product continues to undergo development activities, the first sale of the iShoe occurred during our third quarter of 2007.

Proprietary Table Games.    Our strategy in the PTG segment is the development and delivery of live proprietary table game content, which enhances our casino customers' and other licensed operators' table game operations. We develop and market a full complement of poker, pai gow poker, baccarat and blackjack table game content. Our current table game portfolio consists of 21 revenue generating titles, including industry leading brands such as Three Card Poker, Let It Ride, Four Card Poker, Fortune Pai Gow Poker, Caribbean Stud and Texas Hold'em Bonus. The majority of these games are licensed to our customers, which provides us with recurring revenue. As of October 31, 2007, our proprietary table game installed base totaled approximately 5,400 units or tables, an approximate 29% increase, from approximately 4,200 units or tables as of October 31, 2006. The installed base includes the addition of approximately 600 tables acquired in connection with our PGIC TGD acquisition. Our growth strategy for our live proprietary table games business is to broaden our content through increased development and / or acquisition. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers is a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007.

Electronic Table Systems.    Our growth strategy in the ETS segment is to position these products as a more cost-effective way to offer lower stakes table games to our customers. Our e-Table gaming products consist of Table Master and the Vegas Star and Rapid Table Games platforms we acquired through our acquisition of Stargames effective February 1, 2006. These e-Table platforms allow us to expand the distribution of our proprietary table game portfolio through electronic formats. Some of our e-Table gaming products enable us to offer table game content into markets where live table games are not permitted, such as racino, video lottery and arcade markets. As of October 31, 2007, our Electronic Table Systems total installed base totaled approximately 6,100 seats, an approximate 33% increase from approximately 4,600 seats as of October 31, 2006. As of October 31, 2007, our Electronic Table Systems leased base totaled approximately 1,100 seats, an approximate 175% increase from approximately 400 seats as of October 31, 2006.

Table Master is a fixed five seat station e-Table featuring a video screen with a virtual dealer which interacts with players. In October 2006, we signed an exclusive, five-year e-Table video lottery machine agreement with the Delaware State Lottery System. Under the terms of the agreement, we completed the initial placement of 54 units or 270 seats of our Table Master electronic table game platform on a participation basis as of October 31, 2006. As of October 31, 2007, we had placements of 293 units or 1,465 seats of our Table Master product. The Table Master units feature a diverse mix of blackjack and poker-based proprietary table game content, including Royal Match 21 Blackjack, Three Card Poker, Let It Ride Bonus with 3 Card Bonus and Dragon Bonus Baccarat.

The Vegas Star e-Table gaming machines feature animated virtual dealers, touch screen player betting and a selection of proprietary table games and public domain table games including roulette, Baccarat and Sic-Bo. Vegas Star has a modular design which makes it easy to add additional play stations as terminal demand increases. Each Vegas Star configuration can accommodate up to 32 player stations, and will eventually offer all of our proprietary game content.

The Rapid Table Games e-Table combines a live dealer with electronic wagering for popular games like roulette, baccarat and craps. The Rapid Table Games product line focuses on combining popular high-volume gaming content with unparalleled game player, operator usability, systems integration and technical support. Rapid Table Games offer a variety of installation configurations that can accommodate additional player positions as traffic increases including Rapid Satellite™ terminals that enable remote play from other areas of the casino.

Electronic Gaming Machines.    Our strategy in the EGM segment is the development and delivery of our PC-based video slot machines into select markets, namely Australasia and Latin America. Additionally, our strategy for these products is to consider the exploitation of them in other jurisdictions that do not require special research and development efforts. This product was acquired through the acquisition of Stargames. The EGMs feature a variety of internally developed game selections. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform. Popular titles for our EGM include Drifting Sands 3, Ninja 3, and The Pink Panther series of link games (Kelly Country, Deep Sea Dollars Cuba, Galapagos Wild and Tango Passion). As of October 31, 2007, our EGMs installed base totaled approximately 19,000 seats, an approximate 17% increase from 16,300 seats as of October 31, 2006.

Stargames also licenses content from the well known U.S. slot manufacturer WMS. This agreement is limited to the Australia and New Zealand markets and will terminate effective January 31, 2008.

OTHER BUSINESS SEGMENT INFORMATION

Segment revenues include leasing, licensing, or selling of products within each reportable segment. We measure segment revenue performance in terms of dollars and installed unit/seat base. Installed unit/seat base is the sum of product units/seats under lease or license agreements and inception-to-date sold units/seats. As discussed above, we have combined the presentation of our Electronic Table Systems as e-Table gaming seats. Due to their modular design, both the Rapid Table Games and Vegas Star products are best analyzed based upon number of seats leased or sold. Our Table Master is a fixed five seat station. We believe that installed base is an important gauge of segment performance because it measures historical market placements of leased and sold units/seats and it provides insight into potential markets for service and next-generation products. Some sold units/ seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units or seats currently in active use.

We evaluate the performance of our operating segments based on net revenues, gross margin and operating income. Segment operating income includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of product related intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock-based compensation and manufacturing overhead. Operating income for each segment excludes other income and expense and certain expenses that are managed outside of the operating segments. Costs excluded from segment operating income include corporate general and administrative expenses.

UTILITY PRODUCTS SEGMENT OPERATING RESULTS

Fiscal 2007 compared to Fiscal 2006

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
Utility Products segment revenue
Lease	$24,728	$24,048	$680	2.8%
Sales—Shuffler	42,197	50,363	(8,166)	(16.2%)
Sales—Chipper	2,582	5,367	(2,785)	(51.9%)
Service and other	8,950	7,014	1,936	27.6%

Total sales and service	53,729	62,744	(9,015)	(14.4%)

Total Utility Products segment revenue	$78,457	$86,792	$(8,335)	(9.6%)

Utility Products segment gross profit	$48,086	$55,707	$(7,621)	(13.7%)
Utility Products segment gross margin	61.3%	64.2%
Utility Products segment operating income	$33,783	$42,445	$(8,662)	(20.4%)
Utility Products segment operating margin	43.1%	48.9%
Shufflers installed base (end of year)
Lease units	4,986	4,717	269	5.7%

Sold units, inception-to-date
Beginning of year	17,630	13,780	3,850	27.9%
Sold during year	3,076	4,297	(1,221)	(28.4%)
Less trade-ins and exchanges	(310)	(447)	137	30.6%

End of year	20,396	17,630	2,766	15.7%

Total installed base	25,382	22,347	3,035	13.6%

Chipper installed base (end of year)*
Lease units	17	15	2	13.3%

Sold units, inception-to-date
Beginning of year	620	368	252	68.5%
Sold during year	101	252	(151)	(59.9%)

Subtotal	721	620	101	16.3%

Total installed base	738	635	103	16.2%

*
Chipper units have been adjusted in fiscal 2006 for 273 units to include the Chipmaster product which was previously excluded as it was an older generation product acquired from CARD. As we continue to receive orders for this product, we have decided to include the installed base in all periods presented.

Utility Products segment revenue is derived substantially from our shuffler product line and secondarily from our chipper product line.

For the year ended October 31, 2007, Utility Products segment revenue decreased 9.6%, compared to the prior fiscal year, primarily due to a 14.4% decrease in Utility Products sales and service revenue. Such decrease was offset in part by a small increase in our Utility Products lease revenue.

The slight increase in Utility Products lease revenue for the year ended October 31, 2007, compared to the prior year, primarily reflects:

•
An increase of 269 shuffler units from 4,717 units at the end of fiscal 2006 to 4,986 units at the end of fiscal 2007.

•
Although leased shuffler units increased, we experienced a small decrease in the average monthly lease price primarily related to the timing of lease installations and, to a lesser extent, introductory pricing.

•
Conversions from leased shufflers to sold shufflers of 1,122 units during the prior year as compared to 418 units in fiscal 2007, reflecting principally our renewed emphasis on leasing versus selling.

The decrease in Utility Products sales and service revenue for the year ended October 31, 2007, compared to the same prior year period, primarily relates to:

•
A decrease of 1,221 shuffler units sold from 4,297 units in the prior year period to 3,076 units in the current year period.

•
As discussed above, a decrease in leased shuffler conversions.

•
Offsetting the decline in sold shuffler units was an increase in the average selling prices of our shufflers. The average sales price increased to approximately $14,000 from $12,000 in fiscal 2006. This increase reflects the higher selling price of our newer shuffler models plus the impact of an overall price increase on almost all of our shuffler models. Included in shuffler sales revenue for the current period is approximately $1,400 of card recognition upgrade kits which have no corresponding unit count.

•
We sold 101 chipper units during the current fiscal year as compared to 252 units last fiscal year. The decrease was due to a large Easy Chipper sale to one customer in the prior year. Total revenue contributed from chipper sales was approximately $2,582 during the fiscal year ended October 31, 2007, as compared to $5,367 during the same prior year period.

Utility Products gross profit and operating income decreased $7,621 and $8,662, respectively in fiscal 2007, compared to fiscal 2006. The decreases in gross profit and operating income primarily relate to the decline in total Utility Products revenue attributable to our renewed emphasis on leasing, as compared to the number of sales and conversions in the prior year period. Gross margin declined to 61.3% in fiscal 2007, compared to 64.2% in fiscal 2006. The decline was principally attributable to increased amortization expense associated with the one2six shuffler and Easy Chipper in the amount of $4,555 in fiscal 2007, compared to $3,534 in fiscal 2006. Operating margin decreased 5.8% from 48.9% in fiscal 2006, to 43.1% in fiscal 2007. The decrease in operating margin relates primarily to increased expenses allocated to our Utility Products segment. The expense allocation increase relates principally to legal fees incurred defending our Utility Products intellectual property.

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2006	2005
Utility Products segment revenue
Lease	$24,048	$23,721	$327	1.4%
Sales—Shuffler	50,363	34,868	15,495	44.4%
Sales—Chipper	5,367	2,930	2,437	83.2%
Service and other	7,014	5,510	1,504	27.3%

Total sales and service	62,744	43,308	19,436	44.9%

Total Utility Products segment revenue	$86,792	$67,029	$19,763	29.5%

Utility Products segment gross profit	$55,707	$45,496	$10,211	22.4%
Utility Products segment gross margin	64.2%	67.9%
Utility Products segment operating income	$42,445	$32,595	$9,850	30.2%
Utility Products segment operating margin	48.9%	48.6%
Shufflers installed base (end of year)
Lease units	4,717	4,809	(92)	(1.9%)

Sold units, inception-to-date
Beginning of year	13,780	11,151	2,629	23.6%
Sold during year	4,297	3,062	1,235	40.3%
Less trade-ins and exchanges	(447)	(433)	(14)	(3.2%)

End of year	17,630	13,780	3,850	27.9%

Total installed base	22,347	18,589	3,758	20.2%

Chipper installed base (end of year)*
Lease units	15	11	4	36.4%

Sold units, inception-to-date
Beginning of year	368	240	128	53.3%
Sold during year	252	128	124	96.9%

Subtotal	620	368	252	68.5%

Total installed base	635	379	256	67.5%

*
Chipper units have been adjusted in fiscal 2006 and 2005 for 273 units and 247 units, respectively, to include the Chipmaster product which was previously excluded as it was an older generation product acquired from CARD. As we continue to receive orders for this product, we have decided to include the installed base in all periods presented.

For the year ended October 31, 2006, Utility Products segment revenue increased 29.5% compared to the prior year, primarily due to a 44.9% increase in Utility Products sales and service revenue. Additionally, Utility Products lease revenue increased by 1.4% as compared to the prior year.

The slight increase in Utility Products lease revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•
A net decrease of 92 shuffler units on lease from 4,809 to 4,717, a 1.9% decrease.

•
A shift in product mix from lower average lease price models to higher average lease price models. Placements in the current period were predominately our third generation shuffler products, including the Deck Mate, one2six and MD2 shufflers. Net shuffler lease additions include the conversion of 1,122 leased units to sold units in the current period and 1,105 leased units to sold units in the prior year period. Shuffler conversions for the current and prior year periods were comprised primarily of second generation ACE shufflers, in anticipation of introducing the next generation specialty table game shuffler, the i-Deal, and Deck Mate.

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

•
Fiscal 2006 included a greater percentage of sales of our higher-priced models, including the one2six and MD2 shufflers, resulting in a 3.0% increase in the average shuffler sales price per unit.

Utility products gross profit in fiscal 2006 increased $10,211, or 22.4%, compared to the same prior year period, as a result of the revenue increases discussed above. Segment gross margin during the year ended October 31, 2006, decreased to 64.2% from 67.9% in fiscal 2005. Such decrease relates principally to increased amortization expenses in fiscal 2006 to $3,534, from $2,799 in fiscal 2005, associated with our acquired CARD products. Also contributing to the decrease was a change in the mix of products sold in fiscal 2006. Although Chipper sales were higher in fiscal 2006 compared to fiscal 2005, these products carry a lower gross margin than most other products in this segment.

Utility Products segment operating income for the year ended October 31, 2006 increased $9,850 or 30.2%, compared to the same prior year period, and operating segment margin increased from 48.6% to 48.9%, primarily due to greater sales volume and higher average sales price of our shufflers referred to above.

PROPRIETARY TABLE GAMES SEGMENT OPERATING RESULTS

Fiscal 2007 compared to Fiscal 2006

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
PTG segment revenue
Royalties and leases	$25,288	$23,858	$1,430	6.0%
Other	686	29	657	2,265.5%

Total royalties and leases	25,974	23,887	2,087	8.7%

Sales	6,980	14,083	(7,103)	(50.4%)
Service and other	171	346	(175)	(50.6%)

Total sales and service revenue	7,151	14,429	(7,278)	(50.4%)

Total PTG segment revenue	$33,125	$38,316	$(5,191)	(13.5%)

PTG segment gross profit	$28,154	$33,742	$(5,558)	(16.5%)
PTG segment gross margin	85.0%	88.1%
PTG segment operating income	$23,465	$30,451	$(6,986)	(22.9%)
PTG segment operating margin	70.8%	79.5%
PTG installed base (end of year)
Royalty units	4,006	2,986	1,020	34.2%

Sold units, inception-to-date
Beginning of year	1,233	768	465	60.5%
Sold during year	204	465	(261)	(56.1%)

Subtotal	1,437	1,233	204	16.5%

Total installed base	5,443	4,219	1,224	29.0%

For the year ended October 31, 2007, PTG segment revenue decreased 13.5%, compared to the same prior year period, primarily due to a decrease in lifetime license sales of our proprietary table games. This decrease is consistent with our strategic initiative to emphasize the licensing of our proprietary table games as opposed to selling these products. Specifically, proprietary table game conversions from royalty units to lifetime license sales decreased from 434 units during the year ended October 31, 2006, to 160 units in fiscal 2007.

The decrease in lifetime license sales was partially offset by an increase in total PTG royalty and lease revenue of $2,087 in fiscal 2007, as compared to fiscal 2006. This increase primarily reflects:

•
A net increase of 1,020 table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC's TGD business in late September 2007. Excluding units from this acquisition, our table game royalty units increased by approximately 400 units during the year ended October 31, 2007, as compared to the same prior year period.

•
The increase in units on lease was partially offset by a decrease of 20.9% in the average monthly lease price period over period. This decrease is mostly attributable to the inclusion of only one month of PGIC TGD revenues on the acquired installed base of approximately 600 tables. If the PGIC revenues and corresponding units were excluded from the calculation, the average monthly lease price would have decreased 8.4%.

•
During the fiscal year ended October 31, 2007, royalties and leases other revenue also includes $663 related to license fees received from Delta Rangers Inc. for the use of certain of our proprietary table game content on certain legalized internet gaming sites.

Gross profit in our PTG segment decreased $5,558, or 16.5%, in fiscal 2007, compared to fiscal 2006. Such decrease was primarily related to the significant decrease in lifetime license sales discussed above. Gross profit in fiscal 2007 includes amortization of approximately $40 associated with the PGIC TGD acquisition effective September 26, 2007.

PTG segment operating income for the year ended October 31, 2007, decreased $6,986 or 22.9%, and operating margin for the year ended October 31, 2007, decreased to 70.8% from 79.5% for the same prior year period. The decreases in segment operating income as well as segment operating margin were, in part, caused by the decreases in gross profit and gross margin referred to above. In addition, our operating margin in fiscal 2007 was negatively impacted by increased costs associated with the development and acquisition of new proprietary table games.

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2006	2005
PTG segment revenue
Royalties and leases	$23,858	$24,119	$(261)	(1.1%)
Other	29	81	(52)	(64.2%)

Total royalties and leases	23,887	24,200	(313)	(1.3%)

Sales	14,083	15,503	(1,420)	(9.2%)
Service and other	346	(186)	532	286.0%

Total sales and service revenue	14,429	15,317	(888)	(5.8%)

Total PTG segment revenue	$38,316	$39,517	$(1,201)	(3.0%)

PTG segment gross profit	$33,742	$36,696	$(2,954)	(8.0%)
PTG segment gross margin	88.1%	92.9%
PTG segment operating income	$30,451	$33,732	$(3,281)	(9.7%)
PTG segment operating margin	79.5%	85.4%
PTG installed base (end of year)
Royalty units	2,986	2,913	73	2.5%

Sold units, inception-to-date
Beginning of year	768	365	403	110.4%
Sold during year	465	403	62	15.4%

Subtotal	1,233	768	465	60.5%

Total installed base	4,219	3,681	538	14.6%

For the year ended October 31, 2006, PTG segment revenue decreased 3.0% compared to the same prior year period, primarily due to a decrease in lifetime license sales revenue.

The decrease in PTG revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•
A net increase of 73 table game royalty units on lease.

•
The increase in net table game lease additions consisted primarily of unit increases in Royal Match 21, Bet the Set "21", Dragon Bonus and Ultimate Texas Hold'em. The side bet table games have a lower monthly average lease price than our premium table games resulting in a decline in the average monthly lease price from $690 to $669. The table game royalty unit increases were also offset by the conversion of 434 royalty units to lifetime license sales, consisting primarily of Three Card Poker and Fortune Pai Gow Poker which currently yield higher average monthly lease prices than our more recent game introductions. Prior period conversions totaled 393 royalty units and consisted primarily of Three Card Poker and Let It Ride.

•
The decrease in proprietary table games sales revenue was primarily due to a decrease in lifetime license sales revenue. Although lifetime license sales increased by 62 units, such increase was offset by a reduction in the average sales price per unit. The average sales price per unit decreased from approximately $38,500 to approximately $30,300 as we sold more side bet lifetime licenses than premium game lifetime licenses.

PTG gross profit decreased $2,954, or 8.0%, in fiscal 2006 compared to the same prior year period. Segment gross margin declined to 88.1% in fiscal 2006 from 92.9% in fiscal 2005. The decreases in gross profit and gross margin were predominately caused by the decreases in revenue as a result of the changes in sales product mix towards side bet lifetime licenses instead of premium game lifetime licenses.

PTG segment operating income for the year ended October 31, 2006 decreased $3,281, or 9.7%, and operating margin for the year ended October 31, 2006, decreased to 79.5% from 85.4% for the same prior year period. The decreases in segment operating income as well as segment operating margin were primarily due to the factors referred to above in the discussion of gross profit and gross margin.

ELECTRONIC TABLE SYSTEMS SEGMENT OPERATING RESULTS

Fiscal 2007 compared to Fiscal 2006

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
ETS segment revenue
Royalties and leases	$5,684	$1,616	$4,068	251.7%
Other	7	—	7	100.0%

Total Royalties and leases	5,691	1,616	4,075	252.2%

Sales	19,535	14,617	4,918	33.6%
Service and other	2,664	322	2,342	727.3%

Total sales and service revenue	22,199	14,939	7,260	48.6%

Total ETS segment revenue	$27,890	$16,555	$11,335	68.5%

ETS segment gross profit	$13,891	$9,936	$3,955	39.8%
ETS segment gross margin	49.8%	60.0%
ETS segment operating income (loss)	$6,600	$(16,638)	$23,238	139.7%
ETS segment operating margin	23.7%	(100.5%)
ETS installed base (end of year)
Lease seats	1,096	424	672	158.5%

Sold seats, inception-to-date
Beginning of year	4,142	300	3,842	1,280.7%
Sold during year	918	811	107	13.2%
Less returns and exchanges	(20)	—	(20)	(100.0%)
Stargames acquired base	—	3,031	(3,031)	(100.0%)

Subtotal	5,040	4,142	898	21.7%

Total installed base	6,136	4,566	1,570	34.4%

For the year ended October 31, 2007, ETS segment revenue increased 68.5% compared to the same prior year period, primarily due to an increase in the total installed base of e-Table seats. The total installed base of e-Table seats was 6,136 as of October 31, 2007, compared to 4,566 at October 31, 2006. Additionally, fiscal 2007 includes a full year of operating results related to the e-Tables acquired from Stargames, compared to nine months of such results during the year ended October 31, 2006.

The increase in ETS royalty and lease revenue for the year ended October 31, 2007, compared to the prior year, primarily reflects:

•
A net increase of 672 e-Table seats on lease. This increase was primarily related to the five year exclusive agreement with the Delaware State Lottery System to place 54 units or 270 seats, plus an additional 195 seats leased to several properties in Pennsylvania, of which 55 were converted to sales by year end.

•
A 36.1% increase in the monthly average lease price in fiscal 2007 compared to fiscal 2006.

The increase in ETS sales and service revenue for the year ended October 31, 2007, compared to the same prior year period is primarily due to the following:

•
An increase in sales of Vegas Star from approximately $8,000 in fiscal 2006 to approximately $14,000 in fiscal 2007.

•
Service and other revenue increased during the year ended October 31, 2007 to $2,664 compared to $322 during the same prior year period. This increase is principally related to the increase in our installed base of e-Table seats.

Gross profit increased $3,955 during the year ended October 31, 2007, compared to the same prior year period. The increase in gross profit was principally due to the increase in revenue referred to above. On the other hand, gross profit and gross margin in fiscal 2007 were negatively impacted by initial installation costs related to our Table Master and other e-Tables on lease as well as an increase in the amortization expense primarily related to Stargames. ETS gross profit and gross margin were also negatively impacted in fiscal 2007 by a charge of approximately $400 associated with the return of certain Stargames' products that had been sold prior to our acquisition of Stargames.

ETS segment operating income for the year ended October 31, 2007, increased $23,238, or 139.7%, and operating margin for the year ended October 31, 2007, increased to 23.7% from a negative 100.5% for the same prior year period. The increase in segment operating income as well as segment operating margin was predominantly caused by a one-time IPR&D charge applicable to the ETS segment recognized during fiscal 2006, related to the acquisition of Stargames. ETS segment operating margin, excluding the fiscal 2006 IPR&D charge, for the year ended October 31, 2007, increased to 23.7% from 15.1%. Such increase relates to the increases in gross profit and gross margin discussed above.

Fiscal 2006 compared to Fiscal 2005

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2006	2005
ETS segment revenue
Royalties and leases	$1,616	$650	$966	148.6%

Total Royalties and Leases	1,616	650	966	148.6%

Sales	14,617	4,990	9,627	192.9%
Service and other	322	382	(60)	(15.7%)

Total sales and service revenue	14,939	5,372	9,567	178.1%

Total ETS segment revenue	$16,555	$6,022	$10,533	174.9%

ETS segment gross profit	$9,936	$2,154	$7,782	361.3%
ETS segment gross margin	60.0%	35.8%
ETS segment operating income (loss)	$(16,638)	$(203)	$(16,435)	(8,096.1%)
ETS segment operating margin	(100.5%)	(3.4%)
ETS installed base (end of year)
Lease seats	424	200	224	112.0%

Sold seats, inception-to-date
Beginning of year	300	75	225	300.0%
Sold during year	811	235	576	245.1%
Less returns and exchanges	—	(10)	10	100.0%
Stargames acquired base	3,031	—	3,031	100.0%

Subtotal	4,142	300	3,842	1,280.7%

Total installed base	4,566	500	4,066	813.2%

For the year ended October 31, 2006, ETS segment revenue increased 174.9% compared to the same prior year period, primarily due to our acquisition of Stargames in February 2006.

The increase in ETS total revenue for the year ended October 31, 2006, compared to the prior year, primarily reflects:

•
A net increase of 224 e-Table seats on lease.

•
Additions of e-Table sold seats of 576.

•
An acquired Stargames installed base of 3,031 seats.

•
Vegas Star and Rapid Table Games accounted for approximately $12,000 of total segment revenues in fiscal 2006.

Gross profit in our ETS segment increased $7,782 during the year ended October 31, 2006, compared to the same prior year period. Gross margin increased from 35.8% in fiscal 2005, to 60.0% in fiscal 2006. The increase in gross profit was primarily attributable to the increase in segment revenue. Such increase was partially offset by an increase in amortization expense associated with Stargames. The increase in gross margin was principally driven by the mix of products leased and sold, in particular, the fact that sales of Vegas Star and Rapid Table Games accounted for approximately 73.0% of segment revenues in fiscal 2006.

ETS segment operating income for the year ended October 31, 2006, decreased $16,435 and operating margin decreased from a negative 3.4% in fiscal 2005 to a negative 100.5% in fiscal 2006. Although total revenues increased significantly, the decrease in segment operating income as well as segment operating margin was predominantly caused by the one-time IPR&D charge recognized in fiscal 2006, related to the acquisition of Stargames. ETS segment operating margin, excluding this IPR&D charge, for the year ended October 31, 2006, was 15.1% compared to a negative margin in fiscal 2005 of 3.4%. This increase in operating margin was primarily attributable to the factors referred to in the discussion of gross profit and gross margin above.

ELECTRONIC GAMING MACHINES SEGMENT OPERATING RESULTS

Fiscal 2007 compared to Fiscal 2006

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
EGM segment revenue
Lease revenue	$33	$—	$33	100.0%
Sales	30,955	13,687	17,268	126.2%
Service and other	8,281	7,403	878	11.9%

Total sales and service revenue	39,236	21,090	18,146	86.0%

Total EGM segment revenue	$39,269	$21,090	$18,179	86.2%

EGM segment gross profit	$14,027	$7,225	$6,802	94.1%
EGM segment gross margin	35.7%	34.3%
EGM segment operating income	$7,390	$3,528	$3,862	109.5%
EGM segment operating margin	18.8%	16.7%
EGM installed base (end of year)
Lease seats	2	—	2	100.0%
Sold seats, inception-to-date
Beginning of year	16,279	—	16,279	100.0%
Sold during year	2,714	1,607	1,107	68.9%
Stargames acquired base	—	14,672	(14,672)	(100.0%)

Subtotal	18,993	16,279	2,714	16.7%

Total installed base	18,995	16,279	2,716	16.7%

Our EGM segment resulted from our Stargames acquisition in February 2006. Accordingly, no comparable data exists for any period prior to fiscal 2006.

For the year ended October 31, 2007, EGM segment revenue increased 86.2% compared to the same prior year period, primarily due to an increase of 1,107 in EGM seats sold from 1,607 to 2,714. In addition, fiscal 2007 includes a full year of operating results related to Stargames as compared to nine months in fiscal 2006.

EGM gross profit increased $6,802, or 94.1%, in fiscal 2007 compared to fiscal 2006. Gross margins remained fairly consistent at 35.7% in fiscal 2007, compared to 34.3% in fiscal 2006. Fiscal year 2007 showed strong improvement over fiscal 2006, considering the impact of a minimum royalty shortfall related to our arrangement with WMS in the amount of $2,900, and a total of $2,800 in inventory write-offs recognized at Stargames. These increased costs were offset by an increase in our average sales prices of approximately 35.3%. In fiscal 2006, EGM gross margins were negatively impacted by the applicable allocated portion of a book to physical inventory adjustment of $1,300 related to Stargames.

EGM segment operating income for the year ended October 31, 2007 increased $3,862, or 109.5%, compared to fiscal 2006. Operating margin during fiscal 2007 and 2006 was 18.8% and 16.7%, respectively. The increases in segment operating income as well as segment operating margin were predominantly caused by the substantial increase in revenues and the specific costs referred to in the discussion of gross profit and gross margins above.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including accounts receivable, inventory, products leased and held for lease, sales-type leases and notes receivable and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. On November 30, 2006, we entered into a $100,000 Revolver with Deutsche Bank Trust Company Americas, as a Lender, and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the bank facility, which was used to repay in its entirety the Old Credit Agreement. We drew an additional $4,500, net of payments, on the Revolver during fiscal 2007, which was used in part to fund the PGIC TGD acquisition. The outstanding balance on the Revolver was $75,680 at October 31, 2007.

Although we are currently in compliance with all financial covenants under our Revolver, absent an improvement in our operating results, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at such time an amendment or refinancing were necessary, it is possible that such an amendment or refinancing could lead to a significant increase in debt service costs.

The holders of our Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase. We estimate that the fair value of our Notes as of October 31, 2007 was $138,353. Accordingly, if the fair value of our Notes does not increase prior to April 15, 2009, there is a substantial likelihood that the holders of our Notes would require us to repurchase them. Prior to or at the time of such mandatory repurchase, we would have to refinance the Notes or otherwise obtain the capital to repurchase the Notes including a possible secondary equity offering.. Our ability to refinance the Notes would be subject to prevailing market conditions at the time and could lead to a higher cost of capital or dilute our equity, depending on which strategy we select.

LIQUIDITY

Working Capital.    The following summarizes our cash, cash equivalents and working capital:

	October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
Cash, cash equivalents, and investments	$4,392	$8,917	$(4,525)	(50.7%)
Working capital (deficit)	$61,768	$(18,895)	*	*
Current ratio	2.6	0.8	*	*

*
Not meaningful to our liquidity

Negative working capital as of October 31, 2006, resulted from the current classification of $70,000 under our Old Credit Agreement in light of the fact that it was due to mature on November 30, 2006.

Excluding the Old Credit Agreement balance, working capital was $51,105 and the current ratio was approximately 2.3 as of October 31, 2006.

As of October 31, 2007, our working capital requirements have increased and are expected to continue to increase, due to our renewed emphasis on leasing as opposed to selling certain products. Additionally, our shift in our product mix towards e-Table products and EGMs have significantly increased our inventory balances and capital expenditure requirements.

Cash Flows.

Operating Activities—Significant items included in cash flows from operating activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
Income from continuing operations	$16,301	$5,339	$10,962	205.3%
Non-cash items	26,875	38,488	(11,613)	(30.2%)
Income tax related items	(11,599)	(3,266)	(8,333)	(255.1%)
Loss on investments and disposal of assets	—	1,655	(1,655)	(100.0%)
Gain on sale of assets	(2,511)	—	(2,511)	(100.0%)
Investment in sales-type leases & notes receivable	6,801	(2,459)	9,260	376.6%
Other changes in operating assets and liabilities	(2,897)	(5,490)	2,593	47.2%
Discontinued operations, net of tax	78	(246)	324	131.7%

Cash flow provided by operating activities	$33,048	$34,021	$(973)	(2.9%)

•
Non-cash items are comprised of depreciation and amortization, amortization of debt issuance costs, share-based compensation expense, provision for bad debts, write-down for inventory obsolescence and equity method investment loss. The decrease in non-cash items for the year ended October 31, 2007, was substantially due to the impact of the one-time IPR&D charge that occurred during the year ended October 31, 2006, in relation to the Stargames acquisition.

•
Income tax related items include prepaid income taxes, deferred income taxes, tax benefit from stock option exercises, income taxes, net of stock option exercise, and are net of excess tax benefit from stock option exercises.

•
We have historically utilized sales-type leases and notes receivable as a means to provide financing alternatives to our customers for certain of our products. It is our intent to continue offering a variety of financing alternatives, predominately operating leases and secondarily sales, sales-type leases and notes receivable, to meet our customers' product financing needs, which may vary from year to year and even quarter to quarter. We implemented significant increases in the interest rate that we charge on all new sales-type leases and notes receivables. This was mostly in response to our lease versus sales strategy as previously discussed. We expect that some of our customers will continue to choose sales-type leases and notes receivable as their preferred method of purchasing our products. The volume of sales-type leases and notes receivable in any period may fluctuate, largely due to our customers' preferences.

•
Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable, inventories, accounts payable, accrued liabilities and customer deposits and deferred revenue. The increase in inventories is related to our EGMs and e-Tables as compared to our traditional shufflers and live proprietary table games. The increase in raw materials inventory is related to the rollout of our i-Deal shuffler and component parts related to our next generation PC4 platform.

Investing Activities—Significant items included in cash flows from investing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
Net maturities of investments	$13	$16,797	$(16,784)	(99.9%)
Capital expenditures	(15,256)	(15,676)	420	2.7%
Business acquisitions, net of cash acquired	(21,946)	(114,608)	92,662	80.9%
Proceeds from sale of leased assets	4,070	1,845	2,225	120.6%
Net proceeds from sale of intangibles	—	7,500	(7,500)	(100.0%)

Cash flow used by investing activities	$(33,119)	$(104,142)	$71,023	68.2%

•
Capital expenditures include purchases of products for lease, property and equipment, and intangible assets.

•
Business acquisitions for the year ended October 31, 2006 are associated with the acquisition of Stargames.

•
Business acquisitions for the year ended October 31, 2007, are associated with the acquisition of the PGIC TGD and Stargames of $20,196 and $1,750, respectively.

Financing Activities—Significant items included in cash flows from financing activities are as follows:

	Year Ended October 31,
			Increase (Decrease)	Percentage Change
	2007	2006
Repurchases of common stock	$(1,933)	$(8,665)	$6,732	77.7%
Proceeds from issuances of common stock, net	2,061	7,874	(5,813)	(73.8%)
Proceeds from Old Credit Agreement, net of issue costs	—	114,446	(114,446)	(100.0%)
Proceeds from the Revolver, net of issue costs	85,958	—	85,958	100.0%
Proceeds from other borrowings	1,926	4,153	(2,227)	(53.6%)
Excess tax benefit from stock option exercises	854	3,682	(2,828)	(76.8%)
Payments on Old Credit Agreement	(70,000)	(45,000)	(25,000)	(55.6%)
Payments on the Revolver	(12,000)	—	(12,000)	(100.0%)
Payment of notes payable and other liabilities	(10,379)	(10,567)	188	1.8%

Cash flow provided (used) by financing activities	$(3,513)	$65,923	$(69,436)	(105.3%)

•
During the year ended October 31, 2007, we repurchased 75 shares of our common stock for a total of $1,933 at an average price of $25.50, as compared to 317 shares of our common stock at an average price of $27.39 in the same prior year period.

•
Our employees and directors exercised 229 options during the year ended October 31, 2007, at an average exercise price of $11.81 per share, compared to 697 options at an average exercise price of $11.30 per share during the same prior year period.

•
In fiscal 2007, we drew $75,680, net of debt issuance costs and payments, from our Revolver. A portion of the proceeds were used to pay off the Old Credit Agreement associated with the acquisition of Stargames. A portion was also used to fund the acquisition of PGIC's TGD.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures and new product development for at least the next twelve months. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

Common stock repurchases.    Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorization, during the year ended October 31, 2007, we repurchased 77 shares of our common stock for a total of $1,963 at an average price of $25.50. As of October 31, 2007, $28,203 remained outstanding under our board authorization. Under our board authorization, during the years ended October 31, 2006 and 2005, we repurchased 317 and 1,473 shares of our outstanding stock at total costs of $8,665 and $38,643, respectively. We cancel shares that we repurchase.

The timing of our repurchases of our common stock pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principle payments on the Revolver, funding of internal growth in working capital, investments in sales-type leases and notes receivable.

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.    The following table summarizes our long-term liabilities, material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term obligations:
Contingent convertible notes	$150,000	$—	$150,000	$—	$—
Interest on convertible notes	2,891	1,875	1,016
Senior secured revolving credit facility	75,680	—	—	75,680	—
Interest on secured revolving credit facility	22,316	5,465	10,930	5,921	—
BTI acquisition contingent consideration	2,434	—	—	—	2,434
ENPAT note payable, including imputed interest	3,000	3,000	—	—	—
Kings Gaming Inc. contingent consideration, including imputed interest	621	25	50	546	—
Magnum Gaming (Bet the Set "21")	478	—	—	—	478
PGIC TGD minimum consideration, including imputed interest	3,500	750	1,812	938	—
Other	1,620	272	465	337	546
Purchase commitments	14,794	14,794	—	—	—
Operating leases	5,089	1,483	2,344	1,262	—

Total	$282,423	$27,664	$166,617	$84,684	$3,458

Contingent Convertible Senior Notes.    In April 2004, we issued $150,000 of Notes due 2024 through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

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

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

Our Notes may be called on April 15, 2009 as discussed in Note 7 to our consolidated financial statements included in Item 8 of the Annual Report on Form 10-K. As such, the table above does not reflect interest related to the Notes of $30,938 which amount would be paid if the Notes are outstanding to the maturity in April 2024.

$100,000 Senior Secured Revolving Credit Facility.    On November 30, 2006, we entered into a $100,000 Revolver with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the bank facility, which was used to repay in its entirety the Old Credit Agreement. We drew an additional $4,500, net of payments, on the Revolver during fiscal 2007, which was used in part to fund the PGIC TGD acquisition. The outstanding balance on the Revolver was $75,680 at October 31, 2007. Our effective interest rate as of October 31, 2007 was 7.5%. Any remaining amount available under the Revolver will be used for working capital, capital expenditures, permitted asset acquisitions and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

The interest rate under the Revolver is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, based on the total leverage ratio as defined, each as in effect from time to time. The obligations under the Revolver are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after November 30, 2006, if any. The Revolver contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•
Permitted acquisitions;

•
Incurrence of indebtedness;

•
Granting or incurrence of liens;

•
Payment of dividends and other distributions in respect of our equity securities;

•
Acquire assets and make investments;

•
Sales of assets;

•
Transactions with affiliates;

•
Mergers;

•
Total leverage ratio;

•
Interest expense coverage ratio; and

•
Agreements to restrict dividends and other payments from subsidiaries.

At October 31, 2007, we had approximately $24,320 of available remaining credit under the Revolver. Further, as of October 31, 2007, we were in compliance with all financial covenants.

Stargames credit facility.    Stargames had banking facilities with the Australia and New Zealand Banking Group ("ANZ"). The facilities had a borrowing capacity of AU $12,700, but we elected to pay all amounts outstanding and cancel the Stargames credit facility effective October 31, 2007. The amount outstanding as of October 31, 2006 was $3,872. Interest rates were based on the bank bill swap yield, as defined, plus a margin.

The facilities were secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provided for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.    In connection with our acquisition of Bet Technology, Inc. ("BTI") in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. The contingent consideration is non-interest bearing. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2007 and October 31, 2006, were $2,434 and $4,441, respectively.

ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of October 31, 2007 and October 31, 2006, of $2,985 and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $146 and $265, respectively. The remaining principal and interest payment of $3,000 was paid in December 2007.

Kings Gaming Inc. contingent consideration.    In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 ("Maturity Date"); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademarks as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 ("Effective Date"). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of October 31, 2007 was $512. Our effective interest rate as of October 31, 2007 was 5.8%.

Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21" in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2007 and October 31, 2006, was $478 and $526, respectively.

PGIC Table Games Division minimum consideration.    In connection with our acquisition of PGIC's worldwide TGD business on September 28, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of October 31, 2007 of $2,922 represents the discounted present value of the future payments, excluding imputed interest of approximately $578 using an effective interest rate of 7.25%.

Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2007, our significant inventory purchase commitments totaled $14,794, which are primarily related to our one2six shufflers, Table Master, Vegas Star, Rapid Table Games and the Easy Chipper C.

Operating leases.    Amounts payable under operating lease agreements relate primarily to our Las Vegas headquarters, Stargames facilities and other field service facilities.

Minimum royalty payments.    We have entered into certain agreements related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $28,081 through 2019. The annual minimum royalty payments under one of these agreements are only required in order for us to preserve our exclusivity rights.

Employment agreements.    We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2007, minimum aggregate severance benefits totaled $5,747 for employment agreements expiring through 2009.

Off-Balance Sheet Arrangements.    We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires that we adopt accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported amounts of revenue and expenses. We periodically evaluate our policies, estimates and related assumptions, including: revenue recognition; the amortization, depreciation, and valuation of long-lived tangible and intangible assets; inventory obsolescence and costing methods; provisions for bad debts; accounting for stock-based compensation; and contingencies. We base our estimates on historical experience, current trends, and expectations of the future. Actual reported and future amounts could differ from those estimates under different conditions and assumptions.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Revenue recognition.    We recognize revenue when the following criteria are met:

•
persuasive evidence of an arrangement between us and our customer exists,

•
shipment has occurred or services have been rendered,

•
the price is fixed or determinable, and

•
collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and warranty contracts for our sold equipment. Proprietary table games are licensed on a monthly or daily fee basis or sold under lifetime licensing agreements.

Product lease and royalty revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.

Product sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions". Under this guidance when leasing or selling software we consider whether the software component is incidental to the product as a whole based on the following criteria:

•
Whether the software is a significant focus of the marketing effort or is sold separately.

•
Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

•
Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force ("EITF") 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software" and FASB EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Deliverables are divided into separate units of accounting if:

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

Business combinations.    We account for business combinations in accordance with SFAS No. 141, "Accounting for Business Combinations" ("SFAS 141") and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

During fiscal 2007 and fiscal 2006, we acquired PGIC's TGD and Stargames. As a part of the valuation process, we applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

The PGIC TGD purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and assumed liabilities and significant changes to these balances could have a material impact to our future reported results. For instance, lower or higher fair values assigned to certain amortizable intangible assets could result in lower or higher amounts of income statement charges.

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

Income Taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry forwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain New Jersey state net operating losses, certain other New Jersey state deferred tax assets, a foreign tax credit carry forward and certain foreign deferred tax assets, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

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

RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

In August 2007, the Financial Accounting Standards Board ("FASB") proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of our Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for fiscal 2009 and will require retrospective application. We are currently evaluating the proposed FSP and it may result in higher interest expense related to our Notes for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R will become effective for our fiscal year beginning November 1, 2009. We are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We have not yet determined the impact, if any, that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We are evaluating the impact of adopting this statement as a result of any changes to our fair value measurements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in November 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows. Effective November 1, 2007, the Company will adopt Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current ("Other accrued liabilities") or long-term ("Other long-term liabilities") based on the time until expected payment. At this time, the

Company estimates a range of $1,000 to $3,000 of unrecognized tax liability as a result of the implementation of FIN 48.

In September 2006, the SEC issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 was effective for our fiscal year 2007. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Contingent Convertible Senior Notes.    We estimate that the fair value of our Notes, as of October 31, 2007, was $138,353. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $747. Assuming our stock price is held constant; we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $833.

Foreign Currency Risk.    We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world, of which the most significant to our operations for fiscal 2007 were the Australian dollar and the Euro. With our acquisition of CARD and Stargames, we expect that a significant portion of the volume of our business will continue to be denominated in foreign currency. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates. Although we have thus far not engaged in hedging activities, we may use forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenues and, to a lesser extent, cost of leases and sales denominated in currencies other than the U.S. dollar. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. Further, hedging or not hedging does not eliminate the foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 18, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 18, 2008

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended October 31,
	2007	2006	2005
Revenue:
Product leases and royalties	$56,426	$49,551	$48,571
Product sales and service	122,315	113,202	63,997
Other	110	238	292

Total revenue	178,851	162,991	112,860

Costs and expenses:
Cost of leases and royalties	17,221	11,794	9,692
Cost of sales and service	57,764	44,927	19,568

Gross profit	103,866	106,270	83,600

Selling, general and administrative	61,947	51,299	30,559
Research and development	17,337	12,910	7,784
Gain on sale of patent	—	(4,566)	—
In-process research and development	—	19,145	—

Total costs and expenses	154,269	135,509	67,603

Income from operations	24,582	27,482	45,257
Other expense	(9,974)	(6,699)	(657)
Equity method investment loss	(306)	(416)	—
Impairment of investments	—	(1,655)	(1,000)

Income from continuing operations before tax	14,302	18,712	43,600
Income tax (benefit) provision	(1,999)	13,373	14,496

Income from continuing operations	16,301	5,339	29,104
Discontinued operations, net of tax	78	(246)	76

Net income	$16,379	$5,093	$29,180

Basic earnings per share:
Continuing operations	$0.47	$0.15	$0.83
Discontinued operations	—	—	0.01

Net income	$0.47	$0.15	$0.84

Diluted earnings (loss) per share:
Continuing operations	$0.46	$0.15	$0.80
Discontinued operations	—	(0.01)	—

Net income	$0.46	$0.14	$0.80

Weighted average shares outstanding:
Basic	34,680	34,585	34,924
Diluted	35,276	36,052	36,378

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,392	$8,906
Investments	—	11
Accounts receivable, net of allowance for bad debts of $476 and $1,422	35,045	32,662
Investment in sales-type leases and notes receivable, net	9,092	10,064
Inventories	34,081	24,658
Prepaid income taxes	4,110	1,138
Deferred income taxes	7,959	6,785
Other current assets	5,286	5,172

Total current assets	99,965	89,396
Investment in sales-type leases and notes receivable, net	6,124	11,510
Products leased and held for lease, net of current portion	15,886	11,282
Property and equipment, net	11,242	9,779
Intangible assets, net	91,343	77,904
Goodwill	105,354	91,700
Deferred income taxes	14,476	4,294
Other assets	15,377	9,342

Total assets	$359,767	$305,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,548	$11,217
Accrued liabilities	15,015	11,326
Customer deposits	2,213	2,017
Deferred revenue	5,489	5,499
Income taxes payable	—	938
Note payable and current portion of long-term liabilities	3,932	77,294

Total current liabilities	38,197	108,291
Long-term liabilities, net of current portion	232,698	158,753
Deferred income taxes	1,238	5,614

Total liabilities	272,133	272,658

Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 507 shares authorized; none outstanding
Common stock, $0.01 par value; 151,875 shares authorized; 35,198 and 34,895 shares issued and outstanding	352	349
Additional paid-in capital	6,492	717
Retained earnings	38,770	22,391
Accumulated other comprehensive income	42,020	9,092

Total shareholders' equity	87,634	32,549

Total liabilities and shareholders' equity	$359,767	$305,207

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Deferred Compensation	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance, November 1, 2004	34,958	$233	$9,593	$(1,765)	$698	$5,970	$14,729
Comprehensive Income:
Net Income	—	—	—	—	29,180	—	29,180
Currency translation adjustment	—	—	—	—	—	(4,260)	(4,260)
Unrealized loss on investments	—	—	—	—	—	(165)	(165)

Total comprehensive income							24,755

Stock repurchased	(1,473)	(15)	(26,048)	—	(12,580)	—	(38,643)
Options exercised	851	9	6,283	—	—	—	6,292
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	5,287	—	—	—	5,287
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	193	2	4,781	(4,297)	—	—	486
Amortization of deferred compensation	—	—	—	274	—	—	274
January 2005 stock split	(2)	116	(185)	—	—	—	(69)

Balance, October 31, 2005	34,527	345	—	(5,788)	17,298	1,545	13,400
Comprehensive Income:
Net Income	—	—	—	—	5,093	—	5,093
Currency translation	—	—	—	—	—	7,382	7,382
Reclassification of loss on investments	—	—	—	—	—	165	165

Total comprehensive income							12,640

Reclass deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Stock repurchased	(317)	(3)	(8,662)	—	—	—	(8,665)
Options exercised	697	7	7,867	—	—	—	7,874
Shares surrendered and retired for stock option exercises	(76)	(1)	(2,119)	—	—	—	(2,120)
Share-based compensation expense	—	—	5,512	—	—	—	5,512
Tax benefit from stock option exercises	—	—	3,908	—	—	—	3,908
Issuance of restricted stock	64	1	(1)	—	—	—	—

Balance, October 31, 2006	34,895	349	717	—	22,391	9,092	32,549
Comprehensive Income:
Net Income	—	—	—	—	16,379	—	16,379
Currency translation	—	—	—	—	—	32,850	32,850
Reclassification of loss on investments	—	—	—	—	—	78	78

Total comprehensive income							49,307

Stock repurchased	(77)	(1)	(1,962)	—	—	—	(1,963)
Options exercised	229	3	2,544	—	—	—	2,547
Shares surrendered and retired for stock option exercises	(76)	(1)	(750)	—	—	—	(751)
Share-based compensation expense	—	—	4,812	—	—	—	4,812
Tax benefit from stock option exercises	—	—	1,133	—	—	—	1,133
Issuance of restricted stock	227	2	(2)	—	—	—	—

Balance, October 31, 2007	35,198	$352	$6,492	$—	$38,770	$42,020	$87,634

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$16,379	$5,093	$29,180
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,421	16,662	11,218
Amortization of debt issuance costs	1,327	1,511	961
Share-based compensation	4,812	5,512	760
In-process research and development	—	19,145	—
Gain on patent sale	—	(4,566)	—
Equity method investment loss	306	416	—
Provision for bad debts	(406)	(537)	229
Write-down for inventory obsolescence	1,415	345	(140)
Loss on disposal of property	—	—	66
Gain on sale of leased assets	(2,511)	—	—
Excess tax benefit from stock option exercises	(854)	(3,682)	5,287
Tax benefit from stock option exercises	279	226	—
Impairment of investments	—	1,655	1,000
Changes in operating assets and liabilities:
Accounts receivable	1,245	(2,407)	(6,526)
Investment in sales-type leases and notes receivable	6,801	(2,459)	(7,942)
Inventories	(5,803)	(4,033)	(3,483)
Accounts payable and accrued liabilities	5,505	(2,434)	2,318
Customer deposits and deferred revenue	(232)	3,382	(48)
Income taxes, net of stock option exercises	(20)	—	—
Deferred income taxes	(8,315)	(3,042)	(2,403)
Prepaid income taxes	(2,690)	3,232	6,730
Other	(3,611)	2	(2,699)

Net cash provided by operating activities	33,048	34,021	34,508

Cash flows from investing activities:
Purchases of investments	—	(32,435)	(11,847)
Proceeds from sale and maturities of investments	13	49,232	17,330
Proceeds from sale of leased assets	4,070	1,845	1,632
Payments for products leased and held for lease	(10,085)	(9,167)	(9,520)
Purchases of property and equipment	(2,774)	(2,196)	(2,210)
Purchases of intangible assets	(2,397)	(4,313)	(7,239)
Acquisition of businesses, net of cash acquired	(21,946)	(114,608)	(228)
Net proceeds from patent sale	—	7,500	9,039
Other	—	—	(3,483)

Net cash used by investing activities	(33,119)	(104,142)	(6,526)

Cash flows from financing activities:
Proceeds from acquisition financing	—	115,000	—
Payments on acquisition financing	(70,000)	(45,000)	—
Proceeds from senior secured revolving credit facility	87,680	—	—
Payments on senior secured revolving credit facility	(12,000)	—	—
Proceeds from other borrowings	1,926	4,153	—
Repurchases of common stock	(1,933)	(8,665)	(38,643)
Proceeds from issuances of common stock, net	2,061	7,874	6,512
Debt issuance costs	(1,722)	(554)	—
Excess tax benefit from stock option exercises	854	3,682	—
Payment on notes payable and other liabilities	(10,379)	(10,567)	(2,896)

Net cash provided (used) by financing activities	(3,513)	65,923	(35,027)

Effect of exchange rate changes on cash	(930)	(175)	(256)

Net increase (decrease) in cash and cash equivalents	(4,514)	(4,373)	(7,301)
Cash and cash equivalents, beginning of year	8,906	13,279	20,580

Cash and cash equivalents, end of year	$4,392	$8,906	$13,279

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2007	2006	2005
Non-cash Investing and Financing transactions:
Mimimum consideration for patent purchase	$—	$—	$9,229
Accrued direct acquisition costs related to acquisitions	792	1,750	—
Note payable and minimum consideration issued in connection with the acquisition of a business or assets	2,922	—	880
Issuance of restricted stock	5,773	2,113	4,781
Recharacterization of prepaid royalty	1,750	—	—
Cash paid for:
Income taxes, net of refunds	$8,475	$11,033	$5,576
Interest	5,844	5,559	1,919

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.    We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four product segments: Utility Products, Proprietary Table Games, Electronic Table Systems, and Electronic Gaming Machines.

Our Utility Products include a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or have developed other products that automatically gather data to enable casinos to track table game play, such as Table iD™ (part of our Intelligent Table System™), currently in development with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC").

Our Proprietary Table Games ("PTG") include our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, progressive table games with bonusing options, side bets and proprietary table game licensing for other gaming media, such as legal internet gaming licenses.

Our Electronic Table Systems ("ETS") include e-Table platforms such as Table Master™, Vegas Star®, Rapid Table Games®, as well as our wireless gaming.

Our Electronic Gaming Machines ("EGM") include our PC-based video slot machines with an extensive selection of video slot titles, which include a range of bonus round options.

We lease, license or sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales. In addition, we outsource the manufacturing of certain of our products in the United States, Europe and Asia Pacific.

All of our product lines compete or will compete with other gaming products, such as slot machines, blackjack tables, keno, craps, and roulette, for space on the casino floor.

Principles of consolidation.    Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all adjustments necessary to fairly present our consolidated results of income, financial position and cash flows for each period presented.

Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Investment in Sona and Other Investments.    Our investment in and the operating results of Sona Mobile Holdings Corp. ("Sona") which is not required to be consolidated in our consolidated financial statements, was previously accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 18 ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock",

based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our President having a seat on the Sona Board of Directors. Due to the resignation of our President from the Sona Board of Directors on June 12, 2007, using the guidance of APB 18, we have now concluded that we no longer have the ability to exercise significant influence over Sona and that the equity method of accounting is no longer appropriate for our investment. As of June 12, 2007, we have accounted for our investment under the cost method of accounting on a prospective basis and as an available for sale marketable security using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. There was no such impairment loss recorded during the year ended October 31, 2007. During fiscal 2006 we recognized pre-tax impairment charges of $1,655 related to our investment in Sona.

As of October 31, 2005, we analyzed our cost method investment using the methodology described above and determined that such investment was impaired. Accordingly, we recorded a $1,000 impairment write-down equal to the full amount of the investment. Such impairment charge is reflected in impairment of investments.

Use of Estimates and Assumptions.    The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts; (2) asset impairments, including goodwill and indefinite lived trade names; (3) depreciable lives of assets; (4) useful lives of intangible assets; (5) income tax valuation allowances; (6) fair value of stock options; and (7) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Inventories.    Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market. Inventory write-downs totaled $1,415, $345 and ($140) for fiscal years ended 2007, 2006 and 2005.

Revenue recognition.    We recognize revenue when the following criteria are met:

•
persuasive evidence of an arrangement between us and our customer exists,

•
shipment has occurred or services have been rendered,

•
the price is fixed or determinable, and

•
collectibility is reasonably assured.

We earn our revenue in a variety of ways. We offer our products for lease or sale. We also sell service and warranty contracts for our sold equipment. Proprietary table games are sold under lifetime licensing agreements or licensed on a monthly or daily fee basis. We recognize revenues net of any taxes collected from our customers that are later remitted to governmental authorities.

  Product lease and royalties revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, based on a monthly fixed fee or on participation arrangements, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.

  Product sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded upon shipment. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized over the terms of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligations, is recorded on the effective date of the license agreement.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", as modified by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions". Under this guidance when leasing or selling software, we consider whether the software component is incidental to the product as a whole based on the following criteria:

•
Whether the software is a significant focus of the marketing effort or is sold separately

•
Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided

•
Whether the development and production costs of the software as a component of the cost of the product is incidental, as defined in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed"

•
Whether an agreement includes service elements (other than PCS related services), such as training or installation, and whether such services are essential to the functionality of the software or whether such software is considered "off-the-shelf" (off-the-shelf software is software that is marketed as a stock item that can be used by customers with little or no customization). Conversely, "core software" requires significant customization of the software in order for the software to be used by the end customer

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force ("EITF") 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software and FASB Emerging Issues Task Force ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables." Deliverables are divided into separate units of accounting if:

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

Business combinations.    We account for business combinations in accordance with SFAS No. 141, "Accounting for Business Combinations" ("SFAS 141") and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), and related interpretations. SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of these acquired assets and assumed liabilities.

During fiscal 2007 and 2006, we acquired PGIC's Table Game Division ("TGD") and Stargames Limited ("Stargames"), respectively. As a part of the valuation process, we applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

The PGIC TGD purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. Changes to the assumptions we used to estimate fair value could impact the recorded amounts for acquired assets and assumed liabilities and significant changes to these balances could have a material impact to our future reported results. For instance, lower or higher fair values assigned to certain amortizable intangible assets could result in lower or higher amounts of income statement charges.

Advertising costs.    We expense advertising and promotional costs as incurred, which totaled approximately $2,353, $2,069, and $576, for the fiscal years ended October 31, 2007, 2006 and 2005, respectively.

Research and development costs.    We incur research and development costs to develop our new and next-generation products. Our products generally reach technological feasibility when we receive gaming regulatory product approval which generally occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

Concentration of credit risk.    Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable, investments in sales-type leases and notes receivable. We place our cash and cash equivalents with high credit quality institutions. Accounts receivable, investments in sales-type leases and notes receivable have concentration of credit risk because they all relate to our customers in the gaming industry. From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. As of October 31, 2007, no customer balances exceeded 10% of our net trade accounts receivable. No single customer's balance exceeded 10% of our investment in sales-type leases and notes receivable. For the year ended October 31, 2007, no individual customer accounted for more than 10% of consolidated revenue.

Installation Costs.    Installation costs for leased products are expensed as incurred.

Products leased and held for lease.    Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over the estimated customer life of one to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months' lease payments, which are included in the consolidated balance sheets as customer deposits.

Property and equipment.    Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

Goodwill and Other Intangible assets.    We account for goodwill and other intangibles under the guidance of SFAS 141 and SFAS 142.

We review our goodwill for impairment using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable net assets. We would record an impairment charge to the extent that the book value of the reporting unit's goodwill exceeds its fair value. We are required to test goodwill and other indefinite lived intangibles for impairment at least annually, or upon the occurrence of a triggering event. Absent any impairment indicators, we perform our goodwill impairment testing during October of each year. No goodwill impairments were recorded in any periods presented.

Intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the trademarks related to the Stargames and Casinos Austria Research & Development GmbH & Co KG ("CARD") acquisitions, which are not subject to amortization, all of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 1 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. See Note 6 for more information. We also review these intangible assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount (see below).

Impairment of long-lived assets.    We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and SFAS 142. We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value. Fair value is determined based on discounted expected future cash flows. As of October 31, 2007, we did not have any such impairment loss. Impairments were recognized in fiscal years 2006 and 2005 as discussed above.

Deferred revenue.    Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

Foreign currency translation.    Our foreign subsidiaries' asset and liability accounts are translated into U.S. dollar amounts at the exchange rate in effect at the balance sheet date. Foreign exchange translation adjustments are recorded as a separate component of shareholders' equity. Revenue and expense accounts are translated at the average exchange rates. Transaction gains and losses are included in other expense on our consolidated statements of income.

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

Recently issued or adopted accounting standards.    In August 2007, the Financial Accounting Standards Board ("FASB") proposed FASB Staff Position (FSP) APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of our Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for fiscal 2009 and will require retrospective application. We are currently evaluating the proposed FSP and it may result in higher interest expense related to our Notes for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R will become effective for our fiscal year beginning November 1, 2009. We are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We have not yet determined whether we will elect to measure any items at fair value under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in November 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows. FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current ("Other accrued liabilities") or long-term ("Other long-term liabilities") based on the time until expected payment. A cumulative effect adjustment to retained earnings was not required as a result of the implementation of FIN 48. At this time, the Company estimates a range of $1,000 to $3,000 of unrecognized tax liability as a result of the implementation of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 was effective for our fiscal year 2007. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

2.     ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

PGIC Table Games Division.    On September 26, 2007, we entered into a purchase agreement for the acquisition of PGIC's TGD business ("Purchase Agreement"), including certain worldwide rights and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®, as well as a software distribution license agreement ("Software Distribution License Agreement"). Further, we also entered into an amended and restated license agreement with PGIC amending the current license agreement originally entered into on September 29, 2006, which granted us certain expanded rights.

The acquisition grants us all of PGIC's rights, title, and interest, on a worldwide basis (except for certain defined carved-out customers and of electronic and video rights to the acquired games), in and to all of the assets in or part of the table games division including, without limitation, all intellectual property, hardware, software, existing customer agreements, installed table game base and inventory.

Under the terms of the Purchase Agreement, we paid to PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provides for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: For each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, are $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The recurring revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base as of September 1, 2007, totaled approximately 600 tables.

Under the Software Distribution License Agreement, we acquired PGIC's Game Manager™ software and related table hardware (collectively, the "GMS"). The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC's Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and/or properties being managed. We paid PGIC a $3,000 advance of royalties due under the Software Distribution Agreement within 10 days of signing the Purchase Agreement. We plan to immediately integrate the GMS with certain versions of our proprietary table games. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC's progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element.

The following table sets forth the determination of the consideration paid for the PGIC TGD at the date of acquisition:

Cash	$19,755
Minimum future consideration, non-interest bearing	2,922
Direct acquisition costs	1,233

Total purchase price	$23,910

In accordance with SFAS 141, the transaction was accounted for as a business combination and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired assumed based upon their estimated fair values at the date of the acquisition. No liabilities were assumed in this transaction. We are currently in the process of determining the fair values based on discounted cash flows and estimates. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price:

Inventory	$883
Property and equipment	1,101
Customer relationships, average life of 10 years	11,221
Backlog, average life of 1 year	126
Tradenames, trademarks, patents, and copyrights, average life of 10 years	2,999
Covenant not to compete, life of 7 years	207
Goodwill	7,373

$23,910

The acquisition of the PGIC TGD enhances the product offering in our Proprietary Table Games segment. These factors result in the recognition of certain intangible assets and goodwill. Backlog and covenant not to compete are being amortized on a straight-line basis over their useful lives. Customer relationships and tradenames, trademarks, patents, and copyrights are being amortized based on their projected revenue streams. Backlog and tradenames, trademarks, patents, and copyrights are charged to cost of leases and royalties, a component of gross margin. Customer relationships and Covenant not to compete are reflected in selling, general and administrative expenses in the consolidated statement of income.

3.     FINANCIAL INSTRUMENTS

Cash and cash equivalents.    Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Investments.    We classify all of our securities as available-for-sale. Our investments are recorded at fair market value, which, as of October 31, 2007 and 2006, includes $0 of unrealized gains.

Investments at fair value consisted of the following as of October 31:

	2007	2006
United States government and agency obligations	$—	$11

Fair value disclosures of financial instruments.    We estimate that the fair values of accounts receivable, the current portion of investment in sales-type leases and notes receivable, accounts payable and short term borrowings approximate their carrying values due to the relatively short-term nature of the instruments. It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable.

We estimate that the fair value of our $150,000 Contingent Convertible Senior Notes (the "Notes") as of October 31, 2007, was $138,353 based on quoted market prices.

4.     RECEIVABLES AND INVESTMENT IN SALES-TYPE LEASES

The following provides additional disclosure for accounts receivable, notes receivable and investment in sales-type leases as of October 31:

	2007	2006
Accounts receivable, net:
Trade receivables	$35,521	$34,084
Less: allowance for bad debts	(476)	(1,422)

Total	$35,045	$32,662

	2007	2006
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$10,715	$15,314
Notes receivable—table game licenses	7,798	11,395

Sub-total sales-type leases and notes receivable	18,513	26,709

Less: interest sales-type leases	(1,085)	(1,615)
Less: deferred service revenue	(1,976)	(2,839)
Less: allowance for bad debts	(236)	(681)

Investment in sales-type leases and notes receivable, net	15,216	21,574

Less: current portion sales-type leases	(4,266)	(4,512)
Less: current portion notes receivable—table game licenses	(4,826)	(5,552)

Long-term portion investment in sales-type leases and notes receivable	$6,124	$11,510

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases are interest-bearing at fixed market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and contain bargain purchase options. Notes receivable includes financing arrangements for sales of our intellectual property products. Amounts are interest-bearing at fixed market interest rates and require monthly installments ranging generally from 30 to 60 months. Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

Year Ending October 31,	2008	2009	2010	2011	Total
Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$6,794	$3,491	$430	$—	$10,715
Notes receivable—table game licenses	4,587	2,609	594	9	7,799

Sub-total sales-type leases and notes receivable	11,381	6,100	1,024	9	18,514

Less: interest sales-type leases	(788)	(262)	(35)	—	(1,085)
Less: deferred service revenue	(1,265)	(641)	(71)	—	(1,977)
Less: allowance for bad debts	(236)	—	—	—	(236)

Investment in sales-type leases and notes receivable, net	$9,092	$5,197	$918	$9	$15,216

5.     OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	2007	2006
Inventories:
Raw materials and component parts	$18,975	$9,585
Work-in-process	2,141	3,051
Finished goods	12,965	12,022

Total	$34,081	$24,658

	2007	2006
Products leased and held for lease:
Utility products	$29,678	$21,500
Less: accumulated depreciation	(22,802)	(13,864)

Utility Products, net	6,876	7,636

Proprietary Table Games	1,783	845
Less: accumulated depreciation	(703)	(836)

Proprietary Table Games, net	1,080	9

Electronic Table Systems	12,076	4,415
Less: accumulated depreciation	(4,146)	(778)

Electronic Table Systems, net	7,930	3,637

Electronic Gaming Machines	222	222
Less: accumulated depreciation	(222)	(222)

Electronic Gaming Machines, net	—	—

Total, net	$15,886	$11,282

	2007	2006
Property and equipment:
Office furniture and computer equipment	$8,143	$6,835

Less: accumulated depreciation	(5,273)	(4,824)

Property and equipment, net	2,870	2,011
Leasehold Improvements:	5,302	4,673
Less: accumulated depreciation	(3,144)	(2,702)

Leasehold Improvements, net	2,158	1,971

Production equipment and other:	11,669	9,672
Less: accumulated depreciation	(5,455)	(3,875)

Production equipment and other, net	6,214	5,797

Total, net	$11,242	$9,779

	2007	2006
Other long-term assets:
Debt issuance costs, net	$2,833	$2,369
Deposits	3,872	3,507
Investment in Sona	1,749	1,931
PGIC TGD prepaid royalty	4,750	—
Other	2,173	1,535

Total	$15,377	$9,342

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the related debt. Amortization of debt issuance costs were $1,327 and $1,511 for the year ended October 31, 2007 and 2006, respectively. Debt issuance costs related to the $100,000 senior secured revolving credit facility (the "Revolver") obtained in November 2006 were $1,742.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc., (formerly "VendingData") and deposits associated with equipment purchases. See Notes 15 and 16 for more information related to the Elixir Gaming Technologies, Inc., (formerly "VendingData") litigation.

Other long term assets of $2,173 and $1,535, respectively, principally include $1,659 and $1,433, respectively, of prepaid corporate development fees and $512 and $0, respectively, of restricted cash related to the King's Gaming Inc. contingent consideration related to the purchase of the Play Four Poker™ patent and trademark. See Note 7 for more information.

We classify our investment in Sona as available-for-sale. Our investment is recorded at fair market value, which, as of October 31, 2007 and October 31, 2006, was $1,749 and $1,931, respectively.

6.     INTANGIBLE ASSETS AND GOODWILL

Amortized intangible assets.    All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $19,421, $9,045, and $5,954 for each of the years ended October 31, 2007, 2006, and 2005, respectively.

Amortized intangible assets are comprised of the following as of October 31:

	Weighted Avg Useful Life	2007	2006
Amortized intangible assets:
Patents, games and products	10 years	$62,465	$53,452
Less: accumulated amortization		(23,945)	(15,159)

		38,520	38,293

Customer relationships	10 years	23,537	10,221
Less: accumulated amortization		(2,251)	(767)

		21,286	9,454

Licenses and other	6 years	5,136	6,313
Less: accumulated amortization		(1,813)	(1,661)

		3,323	4,652

Developed technology	4 years	10,254	8,510
Less: accumulated amortization		(4,486)	(1,596)

		5,768	6,914

PGIC Backlog	1 Year	126	—
Less: accumulated amortization		(11)	—

		115	—

Total		$69,012	$59,313

Changes in gross balances relate primarily to foreign currency translation adjustments and the acquisition of PGIC's TGD.

Estimated amortization expense related to recorded intangible assets, excluding the Stargames and CARD trademarks, is as follows:

Year ending October 31,
2008	$14,340
2009	13,894
2010	10,191
2011	7,588
2012	5,107
Thereafter	17,892

$69,012

Trademarks.    Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $22,331 and $18,591 as of October 31, 2007 and 2006, respectively.

Goodwill.    Changes in the carrying amount of goodwill for the year ended October 31, 2007, are as follows:

	Utility Products	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
Balance at October 31, 2006	$38,346	$—	$42,043	$11,311	$91,700
Foreign currency translation adjustment	5,110	—	8,500	2,288	15,898
Adjustments to Stargames purchase price allocation	—	—	(7,578)	(2,039)	(9,617)
PGIC TGD Acquisition	—	7,373	—	—	7,373

Balance at October 31, 2007	$43,456	$7,373	$42,965	$11,560	$105,354

Our goodwill originated from our acquisitions of foreign subsidiaries and the PGIC TGD. For both domestic and foreign income tax purposes, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility Products, PTG, ETS and EGM reporting units, as defined under SFAS 142.

Adjustments to goodwill for the year ended October 31, 2007, related to the final purchase price allocation for the Stargames acquisition as well as an adjustment at Stargames related to the reversal of an approximately $1,550 pre-acquisition liability, included in accrued liabilities, for a potential Australian Goods and Services Tax ("GST") liability associated with export of sales in the period December 2001 through November 2006. Goodwill was also impacted by approximately $400 of other Stargames tax-related adjustments.

For the fiscal year ended October 31, 2007, a $7,659 decrease to goodwill and corresponding decrease to deferred tax liability was recognized. This adjustment relates to recording additional tax basis for the Stargames PC3 and other non-amortizable identified intangibles acquired in the acquisition. These financial accounting assets had originally been recorded without a corresponding tax asset as the availability of a deduction was dependent on interpretation of newly enacted Australian tax consolidation rules which were unclear. During the fourth quarter, we concluded our Australian consolidation process and performed additional research to confirm whether certain assets would qualify for a tax deduction or amortization. Based on these efforts, we adjusted goodwill to reflect the existence of a tax asset and hence the corresponding reduction in the deferred tax liability originally recorded.

7.     DEBT AND LONG-TERM LIABILITIES

Debt and long-term liabilities consisted of the following as of October 31:

	October 31,
	2007	2006
Contingent convertible senior notes (Notes), fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (Revolver)	75,680	—
Bridge loan, due November 2006 (Old Credit Agreement)	—	70,000
Stargames credit facility	—	3,872
BTI acquisition contingent consideration	2,434	4,441
ENPAT note payable, non-interest bearing, due in installments through 2007	2,985	5,823
PGIC TGD minimum consideration, non-interest bearing, due in installments through 2011	2,922	—
Kings Gaming Inc. contingent consideration	512	—
Bet the Set "21" contingent consideration	478	526
VIP note payable	—	329
Other	1,619	1,056

	236,630	236,047
Less: current portion	(3,932)	(77,294)

	$232,698	$158,753

Contingent Convertible Senior Notes.    In April 2004, we issued $150,000 of Notes due 2024 through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

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

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase.

$100,000 Senior Secured Revolving Credit Facility.    On November 30, 2006, we entered into a $100,000 Revolver with Deutsche Bank Trust Company Americas, as a Lender, and as the Administrative Agent Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the bank facility, which was used to repay in its entirety the Old Credit Agreement. We drew an additional $4,500, net of payments, on the Revolver during fiscal 2007, which was used in part to fund the PGIC TGD acquisition. The outstanding balance on the Revolver was $75,680 at October 31, 2007. Our effective interest rate as of October 31, 2007 was 7.5%. Any remaining amount available under the Revolver will be used for working capital, capital expenditures, permitted asset acquisitions, and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

The interest rate under the Revolver is based on the sum of the relevant Base Rate or Eurodollar Rate plus the Applicable Margin, based on the total leverage ratio as defined, each as in effect from time to time. The obligations under the revolving credit facility are guaranteed by each wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and each wholly-owned domestic subsidiary that is not an immaterial subsidiary of the Company established, created or acquired after November 30, 2006, if any. The Revolver contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•
Permitted acquisitions;

•
Incurrence of indebtedness;

•
Granting or incurrence of liens;

•
Payment of dividend and other distributions in respect of our equity securities;

•
Acquire assets and make investments;

•
Sales of assets;

•
Transactions with affiliates;

•
Mergers;

•
Total leverage ratio;

•
Interest expense coverage ratio; and

•
Agreements to restrict dividends and other payments from subsidiaries.

At October 31, 2007, we had approximately $24,320 of available remaining credit under the Revolver. Further, as of October 31, 2007, we were in compliance with all financial covenants.

Stargames credit facility.    Stargames had banking facilities with the Australia and New Zealand Banking Group ("ANZ"). The facilities had a borrowing capacity of AU $12,700, but we elected to pay all amounts outstanding and cancel the Stargames credit facility effective October 31, 2007. The amount outstanding as of October 31, 2006, was $3,872. Interest rates were based on the bank bill swap yield, as defined, plus a margin.

The facilities were secured by a cross guarantee and indemnity between all the operating entities of the Stargames group. The agreements provided for collateralization of all the assets and operations of all members of the Stargames group as well as the operating facilities of Stargames based in Milperra, New South Wales, Australia.

BTI liabilities.    In connection with our acquisition of certain games and related assets of Bet Technology, Inc. ("BTI") in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. The contingent consideration is non-interest bearing. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2007 and October 31, 2006, were $2,434 and $4,441, respectively.

ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of October 31, 2007 and October 31, 2006, of $2,985 and $5,823, respectively, represents the discounted present value of the future payments, including imputed interest of approximately $146 and $265, respectively. The remaining principal and interest payment of $3,000 was paid in December 2007.

Kings Gaming Inc. contingent consideration.    In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 ("Maturity Date"); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 ("Effective Date"). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of October 31, 2007 was $512. Our effective interest rate as of October 31, 2007 was 5.8%.

Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21" in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21" side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2007 and October 31, 2006, was $478 and $526, respectively.

PGIC Table Games Division minimum consideration.    In connection with our acquisition of PGIC's worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of October 31, 2007 of $2,922 represents the discounted present value of the future payments, excluding imputed interest of approximately $578 using an effective interest rate of 7.25%.

Maturities of long-term debt for the five fiscal years ending subsequent to October 31, 2007, are as follows:

Year ending October 31,
2008	$3,932
2009	151,259
2010	736
2011	1,288
2012	75,947
Thereafter	3,468

Total	$236,630

8. SHARE-BASED COMPENSATION

Adoption of SFAS 123R.    Effective November 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment", and SAB No. 107 ("SAB 107"), "Share-Based Payment" requiring the measurement and recognition of all share-based compensation under the fair value method. We previously accounted for stock-based compensation in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and the FASB's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25", and disclosed supplemental information in accordance with SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Under these standards, we did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of our common stock on the date of grant. SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

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

We adopted SFAS 123R by applying the modified-prospective transition method and reclassified previously recorded deferred compensation to additional paid-in capital ("APIC"). Under this method, we began applying the valuation and other criteria of SFAS 123R on November 1, 2005, and began recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.

In addition, SFAS 123R requires the excess tax benefit from stock-option exercises—tax deductions in excess of compensation cost recognized—to be classified as a financing activity. Previously, all tax benefits from stock option exercises were classified as operating activities. We have evaluated the provisions of SFAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" and have elected the alternative method for establishing the APIC pool. The $854 and $3,682 of excess tax benefits in fiscal 2007 and 2006, respectively, are classified as operating cash outflows and financing cash inflows.

Share-based award plans.    In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the "2004 Directors' Plan"). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors' Plan provide for the grant of stock options, stock appreciation rights (none issued), restricted stock, and restricted stock units, individually or in any combination (collectively referred to as "Awards"). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Equity granted under the 2004 Directors' Plan generally vest immediately and expire in ten years, although initial equity grants to directors upon joining the Board can partly vest either immediately and/or partly over one or two years.

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

As of October 31, 2007, 956 and 867 shares are available for grant under the 2004 Plan and 2004 Directors' Plan, respectively. A summary of activity under our share-based payment plans for the year ended October 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,822	$17.01	7.0
Granted	142	32.96
Exercised	(697)	11.30
Forfeited or expired	(136)	13.55

Outstanding at October 31, 2006	3,131	19.16	7.0
Granted	142	27.23
Exercised	(229)	11.12
Forfeited or expired	(138)	29.96

Outstanding at October 31, 2007	2,906	19.68	6.4	2,757

Exercisable at October 31, 2007	2,330	17.71	6.0	2,757
Vested and expected to vest at October 31, 2007	2,757	19.68	6.4	2,757

The total intrinsic value of stock options exercised during the year ended October 31, 2007 and 2006 was $4,158 and $13,070, respectively. The total income tax benefits from stock option exercises during the year ended October 31, 2007 and 2006 were $1,133 and $3,908, respectively. As of October 31, 2007, there was a total of $4,045 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 2.1 years. As noted earlier, we are recognizing expense for awards granted prior to November 1, 2005 on an accelerated basis, so a disproportionate amount of unamortized expense will be recognized in the first 12 months of this weighted-average period.

During the years ended October 31, 2007, 2006 and 2005 we issued 227, 64 and 193 shares of restricted stock, respectively, with an aggregate fair value of $5,773, $2,113 and $4,781, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. Net income, as reported, for the year ended October 31, 2007 and 2006, reflects $2,149 and $1,275 respectively, of amortization of restricted stock compensation.

During the years ended October 31, 2007, 2006 and 2005, we granted 142, 142, and 983 stock options, respectively, with a grant date fair value of $1,467, $1,773 and $4,798, respectively.

A summary of activity related to restricted stock for the year ended October 31, 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 31, 2005	276	$19.11
Granted	64	33.27
Exercised	—	—
Forfeited	—	—

Nonvested at October 31, 2006	340	26.01
Granted	227	25.42
Exercised	(30)	33.02
Forfeited	(51)	25.94

Nonvested at October 31, 2007	486	26.19

As of October 31, 2007, there was $7,423 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.1 years.

Recognition of compensation expense.    The following table shows information about compensation costs recognized for the years ended October 31:

	2007	2006	2005
Compensation costs:
Stock options	$1,881	$3,515	$60
Restricted stock	2,931	1,997	759

Total compensation cost	4,812	5,512	819
Related tax benefit	(1,313)	(1,720)	(300)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	2007	2006	2005
Cost of sales	$43	$102	$—
Selling, general and administrative	4,391	5,108	819
Research and development	378	302	—

Total share-based compensation	$4,812	$5,512	$819

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

	Year Ended October 31,
	2007	2006	2005
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	39.6%	37.1%	49.5%
Risk-free interest rate	4.6%	4.7%	3.4%
Expected term	4.2 years	4.4 years	5.3 years

Pro forma disclosures.    Had we accounted for these plans during 2005 under the fair value method allowed by SFAS 123, our net income and earnings per share would have been reduced to recognize the fair value of employee options, as follows for the years ended October 31:

2005
Net income
As reported	$29,180
Incremental after-tax pro forma share-based compensation	(10,485)

Comparative net income (prior year pro forma)	$18,695

Basic earnings per share
As reported	$0.84
Pro forma	$0.54
Diluted earnings per share
As reported	$0.80
Pro forma	$0.51

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows:

	2007	2006	2005
Income from continuing operations	$16,301	$5,339	$29,104

Basic:
Weighted average shares	34,680	34,585	34,924

Diluted:
Weighted average shares, basic	34,680	34,585	34,924
Dilutive impact of options and restricted stock outstanding	593	1,176	1,343
Dilutive effect of contingent convertible notes	3	291	111

Weighted average shares, diluted	35,276	36,052	36,378

Basic earnings per share	$0.47	$0.15	$0.83
Diluted earnings per share	$0.46	$0.15	$0.80
Weighted average anti-dilutive shares excluded from diluted EPS	6,739	993	1,350

We account for the $150,000 of Notes due 2024 (the "Notes") in accordance with FASB EITF No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For certain quarters during the years ended October 31, 2007, 2006, and 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

10. SHAREHOLDERS' EQUITY

Common stock repurchases.    Our board of directors periodically authorizes us to repurchase shares of our common stock. Under our existing board authorization, during the year ended October 31, 2007, we repurchased 77 shares of our common stock for a total of $1,963 at an average price of $25.50. As of October 31, 2007, $28,203 remained outstanding under our board authorization. Under our board authorization, during the years ended October 31, 2006 and 2005, we repurchased 317 and 1,473 shares of our outstanding stock at total costs of $8,665 and $38,643, respectively. We cancel shares that we repurchase.

The timing of our repurchases of our common stock pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax benefit from stock option exercises.    During each of the years ended October 31, 2007, 2006 and 2005, we recorded income tax benefits of $1,133, $3,908, and $5,287, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes.

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

11. EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.    We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers U.S. employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. In the years ended October 31, 2007, 2006 and 2005, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $335, $248, and $234, respectively.

Austrian pension commitments.    In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements in the years ended October 31, 2007, 2006 and 2005 were $102, $53, and $36, respectively.

12. OTHER EXPENSE

Other expense is comprised of the following:

	October 31,
	2007	2006	2005
Interest income	$1,644	$1,998	$2,336
Interest expense	(7,487)	(6,863)	(2,302)
Amortization of debt issue costs	(1,327)	(1,511)	(961)
Foreign currency (loss) gain	(3,109)	(414)	215
Other	305	91	55

Total Other expense	$(9,974)	$(6,699)	$(657)

Interest income relates to our investment in sales-type leases and notes receivable portfolio.

Interest expense for the year ended October 31, 2007 primarily relates to interest on our Notes and Revolver. Interest expense during fiscal 2006 primarily relates to interest on the Notes and on our Old Credit Agreement. Interest expense during fiscal 2005 relates principally to our Notes.

Amortization of debt issue costs for the year ending October 31, 2007 relate to our Notes and the Revolver. For fiscal years presented prior to 2007, amortization of debt issue costs relates primarily to the Notes.

Foreign currency (loss) gain relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation" for the year ended October 31, 2007.

13. INCOME TAXES

We record deferred income taxes to reflect the income tax consequences in future years between the financial reporting and income tax bases of assets and liabilities, and future tax benefits such as net operating loss carry forwards and other tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. We provide valuation allowances to reduce deferred tax assets to an amount that is more likely than not to be realized. We evaluate the likelihood of recovering our deferred tax assets by estimating sources of future taxable income. The provision for income taxes is the sum of the tax currently payable and the change in deferred taxes during the year.

The income tax (benefit) provision attributable to our continuing and discontinued operations was as follows for the years ended October 31:

	2007	2006	2005
Continuing operations	$(1,999)	$13,373	$14,496
Discontinued operations	46	(90)	44

Total	$(1,953)	$13,283	$14,540

The components of the (benefit) provision for income taxes from continuing operations was as follows for the years ended October 31:

	2007	2006	2005
Current:
Federal	$6,345	$13,647	$16,364
State	747	658	1,210
Foreign	64	1,290	(526)

	7,156	15,595	17,048

Deferred:
Federal	(1,586)	(1,343)	(2,980)
State	(82)	(60)	(312)
Foreign	(7,487)	(819)	740

	(9,155)	(2,222)	(2,552)

Total	$(1,999)	$13,373	$14,496

Deferred tax assets and liabilities consisted of the following as of October 31:

	2007	2006	2005
Deferred tax assets:
Inventories	$5,458	$4,429	$976
Accounts receivable	236	684	368
Employee benefits	1,157	768	234
Deferred revenue	277	835	44
Investment impairment write-downs	1,236	1,033	376
Other reserves	977	317	415
Stock awards	2,758	2,081	380
Fixed Assets	659	391	87
Foreign net operating loss carryforward	3,666	1,410	407
Contingent consideration on patent purchase	1,095	1,926	2,525
Foreign tax credits / receivables	248	331	—
Intangible assets	6,640	—	—
Other	1,032	304	133

Total gross deferred tax assets	25,439	14,509	5,945
Less: valuation allowance	(1,505)	(880)	(363)

Deferred tax assets	23,934	13,629	5,582

Deferred tax liabilities:
Goodwill	2,478	1,608	908
Intangible assets	—	5,959	273
Other	259	597	164

Total gross deferred tax liabilities	2,737	8,164	1,345

Net deferred tax assets	$21,197	$5,465	$4,237

As of October 31, 2007, we have available $6,781, $3,441, $2,010, and $903 of net operating losses in Australia, Austria, New Zealand and Macau, respectively. These losses can be carried forward indefinitely. We have recorded a deferred tax asset of $3,666 related to these operating losses. We have recorded a valuation allowance of $1,265 to fully offset $2,006 and $2,010 of net operating losses in Australia and New Zealand, respectively. We are providing this valuation allowance due to a history of losses and no identifiable sources of significant future taxable income in those entities. The remaining valuation allowance of $240 relates to Australian capital loss carry forwards which can only be offset by capital gains. We are providing this valuation allowance as there are no current known prospects for capital gain.

We have not provided U.S. Federal income tax on $2,875 of undistributed earnings of our foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes, subject to adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 was as follows:

	2007	2006	2005
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Stargames PC4 software technology	(46.9%)	0.0%	0.0%
In-process research and development	(0.0%)	35.8%	0.0%
Foreign dividend inclusion	0.0%	9.9%	0.0%
Other permanent differences	(7.0%)	(6.0%)	(1.9%)
State income taxes, net of federal benefit	2.1%	2.5%	2.1%
Tax credits	(2.7%)	(8.4%)	(1.8%)
Effect from foreign tax rate differences	2.6%	1.4%	0.7%
Other	2.9%	1.3%	(0.8%)

Effective tax rate	(14.0%)	71.5%	33.3%

For the fiscal year ended October 31, 2007, a $6,707 decrease to income tax expense and corresponding increase to deferred tax assets was recognized. This adjustment relates to recording amortizable tax basis for the Stargames PC4 technology which had previously been written off for financial purposes as IPR&D. At the date of acquisition, the determination of the tax treatment was uncertain, pending interpretation of newly enacted Australian tax consolidation rules which were unclear in their application and for which additional guidance was anticipated. During the tax consolidation process, it was determined that the tax deduction related to IPR&D may be available in the form of software asset amortization for tax purposes. Accordingly, we performed additional research to determine whether the asset would qualify for a tax deduction and over what period of time. The research was finalized in the fourth quarter, and confirmed that tax amortization is appropriate for the PC4 technology. As such, we recorded a deferred tax asset for the tax-only amortizable asset and reduced income tax expense.

14. OPERATING SEGMENTS

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the "management approach". The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

In August 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five point strategy. Specifically, our Las Vegas-based operations were been divided into two distinct entities: a corporate headquarters group and a new profit center called Shuffle Master—Americas. The organizational changes also included the formation of the Corporate Product Group ("CPG"). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

As part of our reorganization and the continued implementation of our five point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility Products,

Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

We manage our business primarily on a product division basis. Our reportable segments are comprised of Utility Products, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines.

Our Utility Products includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD (part of our ITS), currently in development with IGT and PGIC.

Our PTG includes our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, progressive table games with bonusing options, and side bets as well as licenses for legal internet wagering.

Our ETS includes e-Table platforms such as Table Master™, Vegas Star®, Rapid Table Games®, as well as our wireless gaming content.

Our EGM includes our PC-based video slot machines with an extensive selection of video slot titles, which include a range of bonus round options.

Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

We evaluate the performance of our operating segments based on net revenues, gross margin and operating income. Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock-based compensation expense, and manufacturing overhead. Operating income for each segment excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments. Accordingly, corporate general and administrative expenses are not allocated to our operating segments. Segment assets exclude corporate assets. Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	2007	2006	2005
Revenue:
Utility products	$78,457	$86,792	$67,029
Proprietary Table Games	33,125	38,316	39,517
Electronic Table Systems	27,890	16,555	6,022
Electronic Gaming Machines	39,269	21,090	—
Unallocated Corporate	110	238	292

	$178,851	$162,991	$112,860

Gross profit:
Utility products	$48,086	$55,707	$45,496
Proprietary Table Games	28,154	33,742	36,696
Electronic Table Systems	13,891	9,936	2,154
Electronic Gaming Machines	14,027	7,225	—
Unallocated Corporate	(292)	(340)	(746)

	$103,866	$106,270	$83,600

Operating income:
Utility products	$33,783	$42,445	$32,595
Proprietary Table Games	23,465	30,451	33,732
Electronic Table Systems	6,600	(16,638)	(203)
Electronic Gaming Machines	7,390	3,528	—
Unallocated Corporate	(46,656)	(32,304)	(20,867)

	$24,582	$27,482	$45,257

Depreciation and amortization:
Utility products	$8,634	$8,535	$7,186
Proprietary Table Games	2,661	2,214	1,951
Electronic Table Systems	5,305	2,513	413
Electronic Gaming Machines	586	384	—
Unallocated Corporate	3,562	4,527	2,629

	$20,748	$18,173	$12,179

Capital expenditures:
Utility products	$3,352	$6,139	$11,395
Proprietary Table Games	1,969	577	577
Electronic Table Systems	8,004	5,730	4,626
Electronic Gaming Machines	103	500	—
Unallocated Corporate	1,828	2,730	2,371

	$15,256	$15,676	$18,969

Assets, end of year:
Utility products	$121,822	$109,689	$99,265
Proprietary Table Games	53,635	41,956	33,786
Electronic Table Systems	89,259	80,838	7,193
Electronic Gaming Machines	37,495	28,842	—
Unallocated Corporate	57,556	43,882	52,873

	$359,767	$305,207	$193,117

Revenues by geographic area are determined based on the location of our customers. For the years ended October 31, 2007, 2006 and 2005, sales to customers outside the United States accounted for 55%, 44%, and 23% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2007		2006		2005
Revenue:
United States	$80,331	44.9%	$90,569	55.6%	$87,250	77.3%
Canada	7,314	4.1%	7,103	4.4%	5,303	4.7%
Other North America	1,828	1.0%	2,747	1.7%	2,214	2.0%
Europe	9,702	5.4%	9,920	6.1%	8,147	7.2%
Australia	52,417	29.3%	27,149	16.7%	2,440	2.2%
Asia	21,809	12.2%	24,003	14.7%	6,631	5.9%
Other	5,450	3.1%	1,500	0.8%	875	0.7%

	$178,851	100.0%	$162,991	100.0%	$112,860	100.0%

Long-lived assets, end of year:
United States	$95,193	36.6%	$61,152	28.3%	$56,143	47.4%
Austria	56,618	21.8%	53,667	24.9%	53,799	45.4%
Australia	107,691	41.5%	100,364	46.5%	6,617	5.6%
Other	300	0.1%	628	0.3%	1,866	1.6%

	$259,802	100.0%	$215,811	100.0%	$118,425	100.0%

15. COMMITMENTS AND CONTINGENCIES

Operating leases.    We lease office, production, warehouse and service facilities, and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was approximately $1,934 $1,560, and $1,116 for the years ended October 31, 2007, 2006, and 2005, respectively.

Estimated future minimum lease payments under operating leases as of October 31, 2007, are as follows:

Year ending October 31,
2008	$1,483
2009	1,283
2010	1,061
2011	717
2012	545
Thereafter	—

$5,089

Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2007, our significant inventory purchase commitments totaled $14,794 which are generally due within one year, and primarily relate to our one2six shufflers, Easy Chipper C, Table Master, Vegas Star, Rapid Table Games, and our EGMs.

Minimum royalty payments.    We have entered into certain agreements related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $28,081 through 2019. The annual minimum royalty payments under one of these agreements are only required in order for us to preserve our exclusivity rights.

Employment agreements.    We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, then we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2007, minimum aggregate severance benefits totaled $5,747.

Tax contingencies.    The Company has open tax years with various significant taxing jurisdictions including the United States, Australia, Austria and Canada. Such open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit period. As of October 31, 2007, the Company has established a liability of $248 for those matters where the amount of loss is probable and reasonably estimable. The amount of the liability is based on management's best estimate given the Company's history with similar matters and interpretations of current laws and regulations.

Legal proceedings.    Our current material litigation and our current assessments are described below. Litigation is inherently unpredictable. Our assessment of each matter may change based on future unknown or unexpected events. We are unable at this time to estimate the likely outcome of pending litigation. An adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

        Continuing operations—

  1.
  VendingData II—In October 2004, we filed a second patent infringement lawsuit ("VendingData II") against VendingData Corporation ("VendingData"). We settled our first patent infringement lawsuit against VendingData on July 12, 2005 ("VendingData I"). This second suit alleges that the use, importation and offering for sale of VendingData's PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case). VendingData II was filed in the U.S. District Court for the District of Nevada (the "Court") in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against

    VendingData's infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

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

    In March 2005, the Court of Appeals for the Federal Circuit (the "Federal Circuit") stayed the Injunction based on a technical defect in the Court's process in granting the Injunction, and not on its merits. On December 27, 2005, the Federal Circuit vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that under VendingData's claim construction the PokerOne likely did not literally infringe. We continue to believe that infringement exists under either our claim construction or VendingData's claim construction. The Federal Circuit did not rule on which claim construction is the proper one.

    In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData's PokerOne™ shuffler. The Magistrate's findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. On February 26, 2007, the Court adopted and accepted, without modification, the Magistrate's Recommendation. The Magistrate's Recommendation, as adopted by the Court, is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. There can be no guarantee that, upon any further appeal of the Court's adoption of the Magistrate Judge's Recommendation, the Federal Circuit will agree with our claim construction.

    On April 27, 2007, VendingData filed a motion for summary judgment that the PokerOne™ does not infringe.

    On May 23, 2007, the Court entered an order granting VendingData's motion for a protective order staying all further discovery in the case pending resolution of VendingData's motion for summary judgment, other than further discovery granted Shuffle Master pursuant to an emergency motion heard on May 10, 2007. On May 31, 2007, Shuffle Master opposed VendingData's motion for summary judgment of non-infringement, and brought a cross-motion for summary judgment that the PokerOne™ does infringe. A hearing on these motions was held on October 19, 2007. We have not received a decision yet from the Court.

  2.
  Awada—On April 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the case against us and our CEO, Mark Yoseloff, brought by plaintiffs Yehia Awada and Gaming Entertainment, Inc. At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the "Game Option Agreement", be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court's rescission ruling. Among the findings, the Court found that the actions of the plaintiffs Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties' damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130, including all interest. The damages amount was paid in June 2006.

    Plaintiffs have appealed the Court's order granting the rescission of the "Game Option Agreement" to the Nevada Supreme Court. The Supreme Court ruled on December 27, 2007. See Subsequent Events.

  3.
  GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. and Yehia Awada ("GEI") in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI's 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patents are invalid. Fact and expert discovery is complete. In November 2005, the Court held a Markman hearing for construction of the claims. On September 28, 2007, the Magistrate ruled in our favor in the Markman hearing on claim construction. The defendants have appealed. In March 2006, GEI filed and, we opposed, several summary judgment motions challenging the validity of the Three Card Poker patent involved in this litigation. GEI filed its reply briefs in April 2006, and the summary judgment motions are pending. The case is stayed pending resolution of the summary judgment motions. See Subsequent Events.

  4.
  Awada II—On September 12, 2005, we filed a new lawsuit against defendants Awada and Gaming Entertainment, Inc. The lawsuit alleges that our Four Card Poker game is being infringed and illegally copied by the defendants' Play Four Poker game. The lawsuit claims that the defendants are violating the federal Lanham Act by infringing the trademark/trade dress of our Four Card Poker game layout, and that the defendants are committing acts of unfair competition, interference with prospective business advantage and conversion. Our action seeks appropriate injunctive relief against defendants' Play Four Poker game layout, as well as unspecified monetary damages. On September 15, 2005, the U.S. District Court for the District of Nevada issued a temporary restraining order prohibiting the defendants from displaying or advertising the infringing layout.

    On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants' counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants' counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of defendants' seven counterclaims. On April 19, 2007, the Court granted our summary judgment motions on trade dress infringement and defendants' counterclaims, and all of those counterclaims were dismissed with prejudice. All other claims were dismissed with prejudice, except our trademark infringement claim was dismissed without prejudice. A permanent injunction was also entered.

    On May 17, 2007 Awada filed an appeal to the Ninth Circuit Court of Appeals on all issues. On September 18, 2007, the Ninth Circuit Court of Appeals dismissed the appeal of Gaming Entertainment, Inc. only for lack of prosecution. The appeal continues with the only Appellant being Yehia Awada. The appeal is pending. We cannot predict the date or results of any decision.

  5.
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

    On December 20, 2005, the Court entered its Markman order, construing the disputed claims in the various patents-in-suit. The Court ruled in our favor on a number of disputed terms and in the defendants' favor on others. Some or all of these rulings may be overturned on appeal.

    In August 2006, the Court dismissed all but one of the defendants' trade secret misappropriation claims. Subsequently, pursuant to a partial settlement agreement, the parties dismissed all of their trade secret claims.

    Recently, the defendants filed seven summary judgment motions dealing with various non-infringement and invalidity arguments. We also filed a summary judgment motion seeking to invalidate two of the four patents asserted by the defendants. These motions have been fully briefed.

    In light of the Supreme Court's decision in KSR v. Teleflex, the Court has permitted the parties to submit supplemental expert reports on the issue of obviousness, take supplemental depositions of these experts, and submit supplemental briefing to the Court on the issue of obviousness. Given this additional briefing and expert disclosures, the Court put off the summary judgment hearing until February 6, 2008. See Subsequent Events.

  6.
  Class Action Lawsuits—

  a.
  Stocke—On June 1, 2007, a putative class action complaint for violation of the federal securities laws against the Company and our Chief Executive Officer, Mark L. Yoseloff, and former Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006, and March 12, 2007. The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. We, as well as, Dr. Yoseloff and Mr. Baldwin, were served with the complaint on June 6, 2007. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b 5 promulgated thereunder. These claims allegedly relate to our March 12, 2007, announcement that we would restate our Fiscal Fourth Quarter and full year financial results. The complaint seeks compensatory damages in an unstated amount. On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff. No decision has yet been made. On or about September 6, 2007, one of those plaintiffs withdrew its application for appointment. For reasons discussed below, at this time, we have not responded to the complaint.

  b.
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

  c.
  Tempel—On June 25, 2007, a third putative class action complaint for violation of the federal securities laws against the Company, Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada. The case is entitled Andrew J. Tempel vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. This lawsuit is a "copycat" lawsuit of the Stocke lawsuit filed against these same defendants on June 1, 2007.

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

    The Company believes that all of the above purported class actions are without merit and intends to vigorously defend each of these cases. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates. However, we have tendered these cases to our Directors and Officers insurance carriers. See Subsequent Events.

  7.
  WMS (U.S.)—On August 6, 2007, WMS Gaming Inc. ("WMS") filed a complaint against Stargames and the Company in the United States District Court for the Northern District of Illinois, Eastern Division alleging breach of contract based upon the alleged failure to make the 2007 minimum royalty payment when due. The Company moved to dismiss on the basis that this complaint was not ripe as it was filed before the 30-day cure period had elapsed, and since the Company had now made the minimum royalty payment that formed the basis for WMS's complaint, the suit was moot.

    On August 22, 2007, WMS filed an amended complaint seeking to enjoin the Australian WMS case discussed below. This amended complaint also included declaratory judgment claims seeking a declaration that WMS did not breach its contract with the Company as alleged in the Australian WMS case as discussed below. See Subsequent Events.

  8.
  WMS (Australia)—On August 15, 2007, Stargames, the Company's affiliate, filed suit in New South Wales, Australia alleging a breach of contract by WMS relating to its failure in 2006 to provide certain software game masters to Stargames in accordance with the terms of the contract and seeking damages related thereto.

    On August 23, 2007, the Company sought and obtained an ex parte order enjoining WMS from seeking to enjoin the Australia case. See Subsequent Events.

  9.
  Shareholder Derivative Suits—

  a.
  Shareholder Derivative Suit I—On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint against our CEO, Mark Yoseloff, our President, Paul Meyer, our former CFO, Richard Baldwin, our General Counsel, Jerome Smith, and the current members of our Board of Directors. The Company was also named as a nominal defendant. The complaint was filed in the U.S. District Court for the District of Nevada. The complaint, on behalf of the Company alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company's Fiscal 2006 annual results, and are very similar to the allegations in the three class actions suits described above. There are also allegations relating to our acquisition of Stargames. The complaint seeks an unspecified amount of damages.

  b.
  Shareholder Derivative Suit II—On September 17, 2007, Chad Hodgkins filed a shareholder derivative complaint against our CEO, Mark Yoseloff, our former CFO, Richard Baldwin, former Board of Directors member Todd Jordan and current Board of Directors members Mr. Saunders and Mr. Castle. The Company was also named as a nominal defendant. The complaint was filed in the U.S. District Court for the District of Nevada. The complaint, on behalf of the Company alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company's Fiscal 2006 annual results, and are very similar to the allegations in the three class actions suits described above. The complaint seeks an unspecified amount of damages. We have tendered these cases to our Directors and Officers insurance carriers.

See Subsequent Events.

In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. Such other matters could have a material impact on our business operations, intellectual property, results of operations or financial position.

SHUFFLE MASTER, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

16. SUBSEQUENT EVENTS

(The numbered items correspond to the numbered items of the Legal Proceedings):

2.
Awada—On December 27, 2007, the Nevada Supreme Court denied the appeal filed by the plaintiffs with regard to the District Court's rescission judgment and its dismissal of all claims related to the breach of contract issues, and affirmed the District Court's order granting the rescission of the "Game Option Agreement". The Supreme Court also remanded to the District Court, on procedural grounds, the remaining non-contract claims. We now intend to seek dismissal of these claims.

3.
GEI—On November 16, 2007, the Court adopted the Magistrate's ruling in our favor on the claims construction and overruled the defendants objections to the Magistrate's ruling. The Court ordered supplemental briefing on the pending summary judgment motions as a result of this ruling. We filed supplemental briefs and the defendants did not. We are still awaiting a ruling on the summary judgment motions.

5.
MP Games I—Due to a scheduling conflict of certain counsel, the Court has moved the summary judgment hearing so that the hearing begins on February 28, 2008.

6.
Class Action Lawsuits—On November 30, 2007, the Court appointed the "Shuffle Master Institutional Investor Group," consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as Lead Plaintiff. Grant & Eisenhofer is the Lead Plaintiff's counsel. The Lead Plaintiff has until mid-January 2008 to file an amended complaint.

7
& 8  WMS (U.S.) and WMS (Australia)—On December 19, 2007 both cases were dismissed with prejudice, and the parties reached a confidential settlement agreement, the terms of which are not material to the Company.

9.
Shareholder Derivative Suits—On October 24, 2007, the Court approved a stipulation to transfer the Hodgkins case to Judge Dawson, who had already been assigned the Pirelli case. On November 9, 2007, the Court ordered the Hodgkins case to be consolidated into the Pirelli case. Additionally, any future derivative actions alleging similar facts and legal theories will be consolidated into the Pirelli case. The Law Firm of Coughlin Stoia Geller Rudman & Robbins LLP has been appointed lead counsel. A consolidated amended complaint is due to be filed in mid-February 2008.

SHUFFLE MASTER, INC.

QUARTERLY FINANCIAL DATA

(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2007:
Revenue	$37,341	$44,644	$45,135	$51,731
Gross profit	23,173	26,675	25,913	28,104
Income from continuing operations	1,951	3,427	2,736	8,187
Net income	2,025	3,440	2,735	8,179
Earnings per share—continuing operations:
Earnings per share, basic	0.06	0.10	0.08	0.24
Earnings per share, diluted	0.05	0.10	0.08	0.23
2006:
Revenue	$33,318	$43,303	$40,737	$45,633
Gross profit	23,396	28,849	27,388	26,673
Income from continuing operations	7,218	(12,632)	7,443	3,310
Net income	7,353	(12,720)	7,269	3,191
Earnings per share—continuing operations:
Earnings per share, basic	0.21	(0.37)	0.21	0.09
Earnings per share, diluted	0.20	(0.37)	0.20	0.09

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended October 31, 2007, 2006 and 2005

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Expense(a)	Stargames Acquisition	Deductions/ Other	Balance at End of Period
Allowance for bad debts (Accounts receivable):
2007	$1,422	36	$—	982	$476
2006	$283	$(777)	$1,907	$(9)	$1,422
2005	$740	$(165)	$—	$292	$283
Allowance for bad debts (Investment in sales-type leases and notes receivable):
2007	$681	$(443)	$—	$2	$236
2006	$631	$240	$—	$190	$681
2005	$491	$394	$—	$254	$631

(a)
For the year ended October 31, 2006, favorable collections efforts, primarily at Stargames, resulted in a credit of ($777) in the provision for bad debts related to accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management's Assessment of Internal Control over Financial Reporting

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007. Therefore, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting during the Quarter Ended October 31, 2007

During the fiscal year ended October 31, 2007, management designed and implemented remediation steps over certain material weaknesses reported in our Annual Report on Form 10-K/A dated April 23, 2007, as described below. These remediation steps were developed following investigation and review of the processes and activities surrounding the material weaknesses and include changes to these processes to prevent or detect similar future occurrences.

Material Weaknesses in Internal Control over Financial Reporting Previously Reported

•
Inadequate internal controls over the evaluation and review of non-routine transactions involving judgments and estimates to determine that such transactions are recorded in accordance with generally accepted accounting principles. This weakness in operating effectiveness of internal controls resulted in adjustments to revenue recognized, and the impairment write-down of an equity method investment. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the annual and interim financial statements and the significance of the controls over non-routine transactions and revenue recognition to the preparation of reliable financial statements.

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

During the fiscal year ended October 31, 2007 we have completed certain remediation initiatives including:

Remediation of Material Weakness Relating to Evaluation and Review of Non-routine Transactions involving Judgments and Estimates and Non-Standard Revenue Recognition

•
Established procedures related to the evaluation of non-routine events and transactions to ensure appropriate communication of these events and transactions to the subsidiary and corporate accounting and finance departments through executive meetings, accounting staff meetings and close meetings. Established a process to review newly implemented controls relating to non-routine events and transactions.

•
Implemented and documented additional accounting policies and key assumptions for the assessment of transactions and events involving judgments and estimates.

•
Enhanced current policies, practices and controls related to revenue recognition.

•
Recurring training sessions focused on awareness of revenue recognition concepts with emphasis on non-standard contracts have been performed at the corporate office and foreign subsidiaries.

•
Increased the depth and breadth of sub-certifiers throughout the organization, including foreign subsidiaries, particularly relating to the disclosure of non-standard contracts.

•
Reorganized the Las Vegas based Shuffle Master accounting and finance departments into two distinct departments as part of some broader organizational changes of our global headquarters in Las Vegas. Additional positions and/or changes in responsibilities were created within the newly defined accounting and finance departments that provide additional levels of analysis and review of non-routine transactions, appropriate application of generally accepted accounting principles and proper determination of significant estimates and judgments. All positions were filled at fiscal year end by permanent employees or qualified temporary consultants.

As of October 31, 2007, we are able to conclude that the controls related to the evaluation and review of non-routine transactions involving estimates and judgments were operating effectively and that we have remediated this material weakness.

Remediation of Material Weakness Relating to Staffing and the Identification and Proper Elimination of Inter-company Inventory Transactions

•
Established the transfer pricing process by creating detailed procedures for the cost accounting role to ensure identification and appropriate elimination of inter-company inventory transactions. Further, management established a process to review these newly implemented procedures relating to the elimination of inter-company inventory.

•
Provided additional and on-going training to our finance and accounting staff (including our foreign subsidiaries) on the application of technical accounting pronouncements, policies and procedures, especially in the area of transfer pricing and inter-company inventory transactions.

•
Reorganized the Las Vegas based Shuffle Master accounting and finance departments into two distinct departments as part of some broader organizational changes of our global headquarters in Las Vegas. Additional positions and/or changes in responsibilities were created within the newly defined accounting and finance departments that provide additional levels of analysis and review of non-routine transactions, appropriate application of generally accepted accounting principles and proper determination of significant estimates and judgments. All positions were filled at fiscal year end by permanent employees or qualified temporary consultants.

As of October 31, 2007, we are able to conclude that the controls related to the identification and proper elimination of intercompany inventory transactions were operating effectively, that adequate resources had been retained in the finance and accounting department and that we have remediated this material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.
Las Vegas, Nevada

We have audited the internal control over financial reporting of Shuffle Master, Inc. subsidiaries (the "Company") as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended year ended October 31, 2007 of the Company and our report dated January 18, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
January 18, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•
Information regarding our directors, including the audit committee financial expert, appears under the caption "Election of Directors" in our Fiscal 2007 Proxy Statement and is incorporated herein by reference.

•
Executive Officers of the Registrant. The information under the caption "Executive Officers" in our Fiscal 2007 Proxy Statement is incorporated herein by reference.

•
Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Fiscal 2007 Proxy Statement is incorporated herein by reference.

•
Information regarding our Code of Conduct appears in our Fiscal 2007 Proxy Statement, under the caption "Proposal 1—Election of Directors—Corporate Governance—Compliance Committee," and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Compensation of Directors," and "Report of Compensation Committee on Executive Compensation," in our Fiscal 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Fiscal 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDECE

The information under the caption "Certain Relationships and Related Party Transactions" in our Fiscal 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee's approval policies and procedures appears in our Fiscal 2007 Proxy Statement under the captions "Independent Auditor" and "Report of the Audit Committee" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report.
	2.	Financial Statement Schedules
		See Item 8 to this Annual Report for applicable financial statement schedules.
	3.	Management Contracts, Compensatory Plans and Arrangements
		Management contracts, compensatory plans and arrangements are listed as exhibits 10.1 through 10.24 included in Item 15(b) of this Annual Report.
(b)	Exhibits
	3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
	3.2	Articles of Amendment to Articles of Incorporation of Shuffle Master, Inc., effective January 14, 2005 (incorporated by reference to exhibit 3.2 to our Annual Report on Form 10-K, filed January 13, 2005).
	3.3	Articles of Correction of Articles of Amendment of Articles of Incorporation of Shuffle Master, Inc., effective March 15, 2005 (incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K, filed March 18, 2005).
	3.4	Bylaws of Shuffle Master, Inc., as amended and restated (Incorporated by reference to exhibit 3.2 in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2002).
	3.5	Amendment to Shuffle Master's Corporate Bylaws, as adopted by our board of directors on January 11, 2005 (incorporated by reference to exhibit 3.4 to our Annual Report on Form 10-K, filed January 13, 2005).
	4.1	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to our Current Report on Form 8-K dated June 26, 1998).
	4.2	Amendment No. 1 to Rights Agreement dated January 25, 2005 (Incorporated by reference to our Current Report on Form 8-K dated February 10, 2005).
	4.3	Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.4	Agreement and Guaranty dated May 12, 2004, by and between Casinos Austria AG and Cai Casinoinvest Middle East GMBH on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.3 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.5	Purchase Agreement, dated April 15, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.4 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
	4.6	Registration Rights Agreement dated April 21, 2004, among Shuffle Master, Inc. and Deutsche Bank Securities, Inc. and Goldman, Sachs & Co relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.5 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

4.7	Indenture, dated as of April 21, 2004, between Shuffle Master, Inc. and Wells Fargo Bank, N. A. relating to the 1.25% Contingent Convertible Senior Notes due 2024 (Incorporated by reference to exhibit 10.6 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).
10.1	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
10.2	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.3	Shuffle Master, Inc. Restated Outside Directors' Option Plan dated January 24, 2002 (Incorporated by reference to exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).
10.4	Shuffle Master, Inc. 2004 Equity Incentive Plan (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.5	Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.6	Employment Agreement, by and between Shuffle Master, Inc. and Mark Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.7	Covenant Not to Compete by and between Shuffle Master, Inc. and Mark L. Yoseloff, dated February 23, 2004 (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004).
10.8	First amendment to Employment Agreement, by and between Shuffle Master, Inc. and Mark L. Yoseloff (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed June 8, 2007).
10.9	Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn, dated January 9, 2006 (Incorporated by reference to exhibit 10.5 in our Annual Report on Form 10-K for the year ended October 31, 2005).
10.10	Employment Agreement by and between Shuffle Master, Inc. and Paul Meyer dated October 31, 2005 (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed on November 4, 2005).
10.11	Patent Purchase Agreement by and between International Game Technology and Shuffle Master, Inc. dated June 13, 2005 (request for confidential treatment filed with SEC) (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-K, filed September 9, 2005).
10.12	Product Development and Integration Agreement by and among Shuffle Master, Inc., Progressive Gaming International Corporation and International Game Technology dated June 13, 2005 (request for confidential treatment filed with SEC) (Incorporated by reference to exhibit 10.2 of our Quarterly Report filed September 6, 2006 (confidential Treatment requested under 17 C. F. R. Section 240.24b-2).
10.13	Distributorship Agreement by and between Machines Games Automatics, S.A. and Shuffle Master GMBH & CO KG dated May 17, 2005 (request for confidential treatment filed with SEC) (filed as exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2005)
10.14	Call Option Deed by and between Shuffle Master, Inc. and CVC Limited dated November 15, 2005 (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K, filed November 15, 2005).
10.15	Call Option Deed by and between Shuffle Master, Inc. and CVC Communication and Technology Pty Ltd. dated November 15, 2005 (Incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K, filed November 15, 2005).

10.16	Pre-Bid Agreement between Shuffle Master, Inc. and Stargames Corporation Pty Limited dated November 15, 2005 (Incorporated by reference to exhibit 10.3 of our Current Report on Form 8-K, filed November 15, 2005).
10.17	Shuffle Master Australasia Pty Ltd's Bidder Statement, along with Stargames' Target Statement, each dated November 15, 2005 (Incorporated by reference to exhibit 10.4 of our Current Report on Form 8-K, filed November 15, 2005).
10.18	Patent Licensing Agreement between Shuffle Master, Inc. and Progressive Gaming International Corporation dated September 29, 2006 (Request for Confidential Treatment filed with SEC).
10.19	Credit Agreement, dated November 30, 2006, among Shuffle Master, Inc., Deutsche Bank Trust Company Americas, Deutsche Bank, Deutsche Bank Securities, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K, filed December 6, 2006).
10.20	Amendment No. 1, dated April 5, 2007 to the Credit Agreement, dated as of November 30, 2006, among Shuffle Master, Inc., Deutsche Bank Trust Company Americas, as Administrative Agent and the lenders party thereto (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed April 6, 2007).
10.21	Security Agreement, dated November 30, 2006, between Shuffle Master, Inc. and the guarantors party thereto in favor of Deutche Bank Trust Company Americas (Incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K, filed December 6, 2006).
10.22	Purchase Agreement by and among shuffle Master, Inc., on the one hand, and Progressive Gaming International and Progressive Games, Inc. on the other hand, dated September 26, 2007 (Incorporated by reference to exhibit 10.1 (a) in our Current Report on form 8-K, filed September 28, 2007).
10.23	Amended and Restated License Agreement by and among Shuffle Master, Inc., on the one hand, and Progressive Gaming International on the other hand, dated September 26, 2007 (Incorporated by reference to exhibit 10.1 (b) in our Current Report on Form 8-K, filed September 28, 2007).
10.24	Software Distribution License Agreement by and among Shuffle Master, Inc. and its affiliates, on the one hand, and Progressive Gaming International Corporation and its affiliates, on the other hand, dated September 26, 2007 (Incorporated by reference to exhibit 10.1 in our Current Report on form 8-K, filed October 2, 2007).
10.25	First amendment to Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed January 11, 2008).
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC.
Dated: January 18, 2008	By:	/s/ MARK L. YOSELOFF Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF Mark L. Yoseloff	Chairman and Chief Executive Officer (Principal Executive Officer)	January 18, 2008
/s/ PAUL C. MEYER Paul C. Meyer	President and Chief Operating Officer; and Chief Financial Officer	January 18, 2008
/s/ LOUIS CASTLE Louis Castle	Director	January 18, 2008
/s/ PHILLIP C. PECKMAN Phillip C. Peckman	Director	January 18, 2008
/s/ GARRY W. SAUNDERS Garry W. Saunders	Director	January 18, 2008

QuickLinks

SHUFFLE MASTER, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2007
TABLE OF CONTENTS
PART I (Dollars in thousands, except per share amounts)
  ITEM 1. BUSINESS
OUR IDENTITY
OUR STRATEGY
OUR UTILITY PRODUCTS SEGMENT
OUR PROPRIETARY TABLE GAMES SEGMENT
OUR ELECTRONIC TABLE SYSTEMS SEGMENT
OUR ELECTRONIC GAMING MACHINES SEGMENT
OTHER SEGMENT INFORMATION
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
Comparison of Cumulative Five Year Total Return
Investment Value as of October 31,
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW (In thousands, except units/seats)
CONSOLIDATED STATEMENTS OF INCOME (In thousands)
REVENUE AND GROSS MARGIN (In thousands)
SEGMENT OPERATING RESULTS (Dollars in thousands, except per unit/seat amounts)
OTHER BUSINESS SEGMENT INFORMATION
LIQUIDITY AND CAPITAL RESOURCES (In thousands, except ratios and per share amounts)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SHUFFLE MASTER, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
SHUFFLE MASTER, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
SHUFFLE MASTER, INC. CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS' EQUITY (In thousands)
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDECE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES