Form 10-Q
period 2008-01-31
SHUFFLE MASTER INC
filed 2008-03-17
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-20820

SHUFFLE MASTER, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)		41-1448495 (IRS Employer Identification No.)
1106 Palms Airport Drive, Las Vegas (Address of Principal Executive Offices)	NV (State)	89119 (Zip Code)
Registrant's Telephone Number, Including Area Code: (702) 897-7150

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of March 5, 2008, there were 35,256,255 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2008

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Statements of Operations Three months ended January 31, 2008 and 2007	1
	Condensed Consolidated Balance Sheets January 31, 2008 and October 31, 2007	2
	Condensed Consolidated Statements of Cash Flows Three months ended January 31, 2008 and 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits	54
Signatures		55

PART I

ITEM 1.    FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended January 31,
	2008	2007
Revenue:
Product leases and royalties	$17,019	$12,998
Product sales and service	20,834	24,309
Other	44	34

Total revenue	37,897	37,341

Costs and expenses:
Cost of leases and royalties	5,469	3,663
Cost of sales and service	10,582	10,505

Gross profit	21,846	23,173

Selling, general and administrative	18,375	14,570
Research and development	4,589	3,897

Total costs and expenses	39,015	32,635

Income (loss) from operations	(1,118)	4,706
Other expense	(1,636)	(1,991)
Equity method investment loss	—	(141)

Income (loss) from continuing operations before tax	(2,754)	2,574
Income tax (benefit) provision	(951)	623

Income (loss) from continuing operations	(1,803)	1,951
Discontinued operations, net of tax	—	74

Net income (loss)	$(1,803)	$2,025

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$0.06
Discontinued operations	—	—

Net income (loss)	$(0.05)	$0.06

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.05
Discontinued operations	—	0.01

Net income (loss)	$(0.05)	$0.06

Weighted average shares outstanding:
Basic	34,717	34,629
Diluted	34,717	35,594

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited, in thousands, except per share amounts)

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share amounts)

	January 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,404	$4,392
Accounts receivable, net of allowance for bad debts of $426 and $476	23,742	35,045
Investment in sales-type leases and notes receivable, net	8,234	9,092
Inventories	32,751	34,081
Prepaid income taxes	7,482	4,110
Deferred income taxes	4,993	7,959
Other current assets	6,212	5,286

Total current assets	93,818	99,965
Investment in sales-type leases and notes receivable, net of current portion	4,357	6,124
Products leased and held for lease, net	18,107	15,886
Property and equipment, net	10,159	11,242
Intangible assets, net	87,339	91,343
Goodwill	104,054	105,354
Deferred income taxes	14,644	14,476
Other assets	14,319	15,377

Total assets	$346,797	$359,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,869	$11,548
Accrued liabilities	11,464	15,015
Customer deposits	2,121	2,213
Deferred revenue	3,917	5,489
Current portion of long-term debt and other liabilities	1,067	3,932

Total current liabilities	26,438	38,197
Long-term debt	235,288	231,339
Other long-term liabilities	2,773	1,359
Deferred income taxes	928	1,238

Total liabilities	265,427	272,133

Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 507 shares authorized; none outstanding Common stock, $0.01 par value; 151,875 shares authorized; 35,251 and 35,198 shares issued and outstanding	353	352
Additional paid-in capital	7,884	6,492
Retained earnings	35,829	38,770
Accumulated other comprehensive income	37,304	42,020

Total shareholders' equity	81,370	87,634

Total liabilities and shareholders' equity	$346,797	$359,767

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,803)	$2,025
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,689	4,572
Amortization of debt issuance costs	327	348
Share-based compensation	1,392	1,441
Equity method investment loss	—	141
Provision for bad debts	135	115
Write-down for inventory obsolescence	—	521
Gain on sale of leased assets	(473)	—
Excess tax benefit from stock option exercises	—	(1,284)
Tax benefit from stock option exercises	—	280
Changes in operating assets and liabilities:
Accounts receivable	10,697	3,552
Investment in sales-type leases and notes receivable	2,507	462
Inventories	866	(4,439)
Accounts payable and accrued liabilities	(5,610)	(4,128)
Customer deposits and deferred revenue	(1,626)	1,621
Income taxes payable, net of stock option exercises	—	1,583
Deferred income taxes	1,941	(1,032)
Prepaid income taxes	(3,475)	(1,082)
Other	(415)	(777)

Net cash provided by operating activities	10,152	3,919

Cash flows from investing activities:
Proceeds from sale of leased assets	636	537
Payments for products leased and held for lease	(3,804)	(2,759)
Purchases of property and equipment	(413)	(407)
Purchases of intangible assets	(556)	(213)
Acquisition of businesses, net of cash acquired	(792)	(1,750)

Net cash used by investing activities	(4,929)	(4,592)

Cash flows from financing activities:
Debt repayments	(5,556)	(77,746)
Debt proceeds	6,500	72,865
Debt issuance costs	—	(1,722)
Repurchases of common stock	—	(1,933)
Proceeds from issuances of common stock, net	1	2,088
Excess tax benefit from stock option exercises	—	1,284

Net cash provided (used) by financing activities	945	(5,164)

Effect of exchange rate changes on cash	(156)	(27)

Net increase (decrease) in cash and cash equivalents	6,012	(5,864)
Cash and cash equivalents, beginning of period	4,392	8,906

Cash and cash equivalents, end of period	$10,404	$3,042

Cash paid for:
Income taxes, net of refunds	(443)	665
Interest	1,625	1,215
Non-cash transactions
Unrealized loss on investment recorded to OCI, net of tax	(755)	—

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

        Description of business.    Unless the context indicates otherwise, references to "Shuffle Master, Inc.", "we", "us", "our", or the "Company", includes Shuffle Master, Inc. and its consolidated subsidiaries.

        We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four operating segments: Utility, Proprietary Table Games ("PTG"), Electronic Table Systems ("ETS"), and Electronic Gaming Machines ("EGM").

        Our Utility segment includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™, part of our Intelligent Table Systems ("ITS") product offerings, currently in development with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC").

        Our PTG segment includes our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, as well as progressive table games with bonusing options and side bets. To maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007.

        Our ETS segment includes our e-Table gaming platforms including Table Master™, Vegas Star®, Rapid Table Games™ and wireless Casino On Demand™.

        Our EGM segment includes our PC-based video slot machines with an extensive selection of video slot titles which include a range of bonus round options. The EGMs are developed for select markets including Australasia and Latin America.

        We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

        Basis of presentation.    The unaudited interim condensed balance sheet as of January 31, 2008, and the unaudited interim condensed statement of operations for the three month period ended January 31, 2008, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION (Continued)

condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial information for the three months ended January 31, 2008, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

        The consolidated balance sheet as of October 31, 2007, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2007, is included in Item 8 in our latest shareholders' Annual Report (Form 10-K). It is suggested that these condensed financial statements, included in this Form 10-Q, be read in conjunction with the financial statements and the notes thereto included in our latest shareholders' Annual Report (Form 10-K).

        The results of operations for the three months ended January 31, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ended October 31, 2008.

        Investment in Sona and other investments.    Our investment in and the operating results of Sona Mobile Holdings Corp. ("Sona") which is not required to be consolidated in our condensed consolidated financial statements, was previously accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 18 ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock", based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our President having a seat on the Sona Board of Directors. Due to the resignation of our President from the Sona Board of Directors on June 12, 2007, using the guidance of APB 18, we concluded that we no longer have the ability to exercise significant influence over Sona and that the equity method of accounting is no longer appropriate for our investment. As of June 12, 2007, we account for our investment under the cost method of accounting on a prospective basis and as an available-for-sale marketable security using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

        We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. There were no such impairment losses recorded during the three-month periods ended January 31, 2008 and 2007.

        Recently issued accounting standards.    In August 2007, the Financial Accounting Standards Board ("FASB") proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of our Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for our fiscal year beginning in November 2009 and will require retrospective application. We have not yet determined the impact, if any, that FSP APB 14-a will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141R") and SFAS No. 160 "Non-controlling interests in Consolidated Financial Statements—an amendment of

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION (Continued)

ARB No. 51," ("SFAS 160"). These standards amend the requirements for accounting for business combinations, including the recognition and measurement of additional assets and liabilities at their fair value, expensing of acquisition-related costs which are currently capitalizable under existing rules, treatment of adjustments to deferred taxes and liabilities subsequent to the measure period, and the measurement of non-controlling interest, previously commonly referred to as minority interests, at fair value. SFAS 141R also includes additional disclosure requirements with respect to the methodologies and techniques used to determine the fair value of assets and liabilities recognized in a business combination. SFAS 141R and SFAS 160 apply prospectively to fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, except for the treatment of deferred tax adjustments which apply to deferred taxes recognized in previous business combinations. This statement is effective for us beginning in November 2009. We will evaluate the effect, if any, the adoption of SFAS 141R and SFAS 160 will have on our consolidated financial statements, relating to any future acquisitions.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We have not yet determined whether to adopt SFAS 159.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning in November 2008. We have not yet determined the impact, if any, that SFAS 157 will have on our consolidated financial statements.

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. Effective November 1, 2007, the Company has adopted FIN 48. FIN 48 requires that tax positions be assessed using a two-step process. A benefit for a tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as long-term ("Other long-term liabilities") based on the time until expected payment. See Note 8 for more information.

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

        PGIC Table Games Division.    On September 26, 2007, we entered into a purchase agreement for the acquisition of PGIC's Table Games Division ("TGD") business ("Purchase Agreement"), including certain worldwide rights and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®, as well as a software distribution license agreement ("Software Distribution License Agreement"). Further, we also entered into an amended and restated license

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS (Continued)

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

        Under the terms of the Purchase Agreement, we paid to PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provides for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: For each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, are $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The recurring revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base totaled approximately 600 tables.

        Under the Software Distribution License Agreement, we acquired PGIC's Game Manager™ software and related table hardware (collectively, the "GMS"). The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC's Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and/or properties being managed. We paid PGIC a $3,000 advance of royalties due under the Software Distribution License Agreement within 10 days of signing the Purchase Agreement. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC's progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element. As of January 31, 2008, we have started integrating the GMS with certain versions of our proprietary table games in numerous jurisdictions.

        The following table sets forth the determination of the consideration paid for the PGIC TGD at the date of acquisition:

Cash	$19,755
Minimum future consideration, non-interest bearing	2,922
Direct acquisition costs	1,233

Total purchase price	$23,910

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS (Continued)

        In accordance with SFAS 141, the transaction was accounted for as a business combination and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired based upon their estimated fair values at the date of the acquisition. No liabilities were assumed in this transaction. We are currently in the process of determining the fair values based on discounted cash flows and estimates. The purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The following table sets forth the preliminary allocation of the purchase price:

Inventory	$883
Property and equipment	1,101
Customer relationships, average life of 10 years	11,221
Backlog, average life of 1 year	126
Tradenames, trademarks, patents and copyrights, average life of 10 years	2,999
Covenant not to compete, life of 7 years	207
Goodwill	7,373

$23,910

        The acquisition of the PGIC TGD enhances the product offering in our PTG segment. These factors result in the recognition of certain intangible assets and goodwill. Backlog and covenant not to compete are being amortized on a straight-line basis over their useful lives. Customer relationships and tradenames, trademarks, patents, and copyrights are being amortized based on their projected revenue streams. Backlog and tradenames, trademarks, patents, and copyrights are charged to cost of leases and royalties, a component of gross margin. Customer relationships and covenant not to compete are reflected in selling, general and administrative expenses in the condensed consolidated statements of operations.

3. CURRENT AND LONG-TERM ASSETS

	January 31, 2008	October 31, 2007
Accounts receivable, net:
Trade receivables	$24,168	$35,521
Less: allowance for bad debts	(426)	(476)

Total	$23,742	$35,045

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

	January 31, 2008	October 31, 2007
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$8,764	$10,715
Notes receivable—table game licenses	6,532	7,798

Sub-total sales-type leases and notes receivable	15,296	18,513
Less: interest sales-type leases	(857)	(1,085)
Less: deferred service revenue	(1,516)	(1,976)
Less: allowance for bad debts	(332)	(236)

Investment in sales-type leases and notes receivable, net	12,591	15,216
Less: current portion sales-type leases	(3,875)	(4,266)
Less: current portion notes receivable—table game licenses	(4,359)	(4,826)

Long-term portion investment in sales-type leases and notes receivable	$4,357	$6,124

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

        Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

Quarter Ended January 31,	2009	2010	2011	Total
Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$6,119	$2,441	$204	$8,764
Notes receivable—table game licenses	4,151	2,009	372	6,532

Sub-total sales-type leases and notes receivable	10,270	4,450	576	15,296
Less: interest sales-type leases	(652)	(186)	(19)	(857)
Less: deferred service revenue	(1,052)	(435)	(29)	(1,516)
Less: allowance for bad debts	(332)	—	—	(332)

Investment in sales-type leases and notes receivable, net	$8,234	$3,829	$528	$12,591

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

	January 31, 2008	October 31, 2007
Inventories:
Raw materials and component parts	$17,513	$18,975
Work-in-process	2,789	2,141
Finished goods	12,449	12,965

Total	$32,751	$34,081

	January 31, 2008	October 31, 2007
Other current assets:
Prepaid expenses	$3,085	$2,502
Other receivables	1,554	1,442
Assets held for sale	571	—
Other	1,002	1,342

Total	$6,212	$5,286

        Other current assets consist primarily of various prepaid expenses, other non-trade related receivables and assets held for sale.

        Other receivables consist primarily of an insurance receivable related to legal fees reimbursable under our Directors & Officers insurance policy and were $1,137 and $955 as of January 31, 2008 and October 31, 2007, respectively. These fees are related to the various class action and derivative lawsuits that have been brought against us. These receivables have been recognized as we have determined that their recovery under our Directors & Officers insurance policy is probable. See Note 12 for more information related to these lawsuits.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

        Assets held for sale consists of the net book value of a fractional ownership interest in an airplane that we have agreed to sell. See Note 13 for more information related to the sale of the ownership interest in the airplane.

	January 31, 2008	October 31, 2007
Products leased and held for lease:
Utility	$26,427	$29,678
Less: accumulated depreciation	(18,921)	(22,802)

Utility, net	7,506	6,876

Proprietary Table Games	1,652	1,783
Less: accumulated depreciation	(754)	(703)

Proprietary Table Games, net	898	1,080

Electronic Table Systems	12,829	12,076
Less: accumulated depreciation	(3,126)	(4,146)

Electronic Table Systems, net	9,703	7,930

Electronic Gaming Machines	222	222
Less: accumulated depreciation	(222)	(222)

Electronic Gaming Machines, net	—	—

Total, net	$18,107	$15,886

	January 31, 2008	October 31, 2007
Other long-term assets:
Debt issuance costs, net	$2,506	$2,833
Deposits	4,187	3,872
Investment in Sona	994	1,749
PGIC TGD prepaid royalty	4,750	4,750
Other	1,882	2,173

Total	$14,319	$15,377

        Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $327 and $348 for the three months ended January 31, 2008 and 2007, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-averaged period of 2.7 years.

        Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc. (formerly "VendingData") and deposits associated with equipment purchases. See Note 12 for more information related to the Elixir Gaming Technologies (formerly "VendingData") litigation.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

        Other long term assets of $1,882 and $2,173 as of January 31, 2008 and October 31, 2007, principally include $1,361 and $1,659, respectively, of prepaid corporate development costs and $519 and $512, respectively, of restricted cash related to the Kings Gaming Inc. contingent consideration related to the purchase of the Play Four Poker™ patent and trademark. See Note 5 for more information related to Kings Gaming contingent consideration.

        We classify our investment in Sona as available-for-sale. Our investment is recorded at fair market value, which, as of January 31, 2008 and October 31, 2007, was $994 and $1,749, respectively. In accordance with SFAS 115, we record all changes to fair value as a component of other comprehensive income. See Note 1 for discussion relating to our investment in Sona.

        See Note 2 for discussion related to the $4,750 PGIC TGD prepaid royalty.

4. INTANGIBLE ASSETS AND GOODWILL

        Amortized intangible assets.    All of our recorded intangible assets, excluding goodwill and Stargames and CARD trademarks, are subject to amortization. Amortization expense was $3,620 and $2,664 for the three months ended January 31, 2008 and 2007, respectively.

        Amortized intangible assets are comprised of the following as of January 31, 2008 and October 31, 2007:

	Weighted Avg Useful Life	January 31, 2008	October 31, 2007
Amortized intangible assets:
Patents, games and products	10 years	$63,733	$62,465
Less: accumulated amortization		(26,963)	(23,945)

		36,770	38,520

Customer relationships	10 years	22,981	23,537
Less: accumulated amortization		(2,693)	(2,251)

		20,288	21,286

Licenses and other	6 years	5,664	5,136
Less: accumulated amortization		(1,934)	(1,813)

		3,730	3,323

Developed technology	4 years	9,858	10,254
Less: accumulated amortization		(4,929)	(4,486)

		4,929	5,768

PGIC Backlog	1 Year	126	126
Less: accumulated amortization		(47)	(11)

		79	115

Total		$65,796	$69,012

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

        Trademark.    Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $21,543 and $22,331 as of January 31, 2008 and October 31, 2007, respectively.

        Goodwill.    Changes in the carrying amount of goodwill for the three months ended January 31, 2008, are as follows:

	Utility Products	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
Balance at October 31, 2007	$43,456	$7,373	$42,965	$11,560	$105,354
Foreign currency translation adjustment	805	—	(1,659)	(446)	(1,300)

Balance at January 31, 2008	$44,261	$7,373	$41,306	$11,114	$104,054

        All of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD. For both domestic and foreign income tax purposes only, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility Products, PTG, ETS and EGM reporting units, as defined under SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142").

5. DEBT

        Debt consisted of the following:

	January 31, 2008	October 31, 2007
Contingent convertible senior notes (Notes), fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (Revolver)	80,180	75,680
PGIC TGD minimum consideration, non-interest bearing, due in installments through 2011	3,005	2,922
BTI acquisition contingent consideration	1,904	2,434
Kings Gaming Inc. contingent consideration	519	512
Bet the Set "21" contingent consideration	461	478
ENPAT note payable, non-interest bearing, due in installments through 2007	—	2,985

Total debt	236,069	235,011

Less: current portion of debt	(781)	(3,672)

Total long-term debt	$235,288	$231,339

        Contingent convertible senior notes.    In April 2004, we issued $150,000 of contingent convertible senior notes due 2024 (the "Notes") through a private placement under Rule 144A of the Securities

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

5. DEBT (Continued)

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

        $100,000 senior secured revolving credit facility.    On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the "Revolver") with Deutsche Bank Trust Company Americas, as a Lender, and as the Administrative Agent Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the facility, which was used to repay in its entirety a bridge loan originally

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

5. DEBT (Continued)

entered into on January 25, 2006 (the "Old Credit Agreement"). The outstanding balance of the Revolver was $80,180 at January 31, 2008. Our effective interest rate as of January 31, 2008 was 7.22%. Any remaining amount available under the Revolver will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

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

        As of January 31, 2008, we had approximately $19,820 of available remaining credit under the Revolver. Further, as of January 31, 2008, we were in compliance with all financial covenants.

        PGIC Table Games Division minimum consideration.    In connection with our acquisition of PGIC's worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of January 31, 2008 of $3,005 represents the discounted present value of the future payments, excluding imputed interest of approximately $495 using an effective interest rate of 7.25%.

        BTI liabilities.    In connection with our acquisition of certain assets from Bet Technology, Inc. ("BTI") in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

5. DEBT (Continued)

direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2008, was $1,904.

        Kings Gaming Inc. contingent consideration.    In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 ("Maturity Date"); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 ("Effective Date"). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of January 31, 2008 was $519. Our effective interest rate as of January 31, 2008 was 4.86%.

        Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21" in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21"® side bet table games up to a maximum of $560. The balance of this liability as of January 31, 2008, was $461.

        ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of October 31, 2007 of $2,985 represents the discounted present value of the future payments, including imputed interest of approximately $146. The remaining principal and interest payment of $3,000 was paid in December 2007.

6. SHAREHOLDERS' EQUITY

        Common stock repurchases.    Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. As such, during the three months ended January 31, 2008, no shares of our common stock were repurchased. During the three month period ended January 31, 2007, we repurchased 75 shares of our common stock for a total cost of $1,993 at an average price of $25.77. As of January 31, 2008, $28,203 remained outstanding under our board authorizations. We cancel shares that we repurchase.

        The timing of our common stock repurchases pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

        Tax benefit from stock option exercises.    During the three months ended January 31, 2008 and 2007, we realized income tax benefits of $0 and $1,564, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

6. SHAREHOLDERS' EQUITY (Continued)

        Other comprehensive income.    The balance of accumulated other comprehensive income principally consists of foreign currency translation adjustments and adjustments to our investment in Sona, in accordance with SFAS 115. The following table provides information related to comprehensive income for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008	2007
Net income (loss)	$(1,803)	$2,025
Currency translation adjustments	(3,961)	1,288
Unrealized loss on investment in Sona	(755)	—

Total comprehensive income (loss)	$(6,519)	$3,313

7. SHARE-BASED COMPENSATION

        Share-based award plans.    In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the "2004 Directors' Plan"). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors' Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock and restricted stock units, individually or in any combination (collectively referred to as "Awards"). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Equity granted under the 2004 Directors' Plan generally vest immediately and expire in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

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

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

7. SHARE-BASED COMPENSATION (Continued)

        As of January 31, 2008, 563 and 916 shares are available for grant under the 2004 Plan and 2004 Directors' Plan, respectively. A summary of activity under our shared-based payment plans for the period ended January 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	2,906	$19.68	6.4	$2,757
Granted	340	12.21	—	—
Exercised	—	—	—	—
Forfeited or expired	(50)	25.11	—	—

Outstanding at January 31, 2008	3,196	18.80	6.6	318

Exercisable at January 31, 2008	2,328	17.72	5.9	318
Vested and expected to vest at January 31, 2008	3,052	18.80	6.6	318

        We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.

Three Months Ended January 31, 2008
Option valuation assumptions:
Expected dividend yield	—
Expected volatility	43.8%
Risk-free interest rate	3.5%
Expected term	4.2 years

        The total income tax benefits from stock option exercises during the period ended January 31, 2008 and 2007 were $0 and $1,564, respectively. As of January 31, 2008, there was a total of $5,219 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 2.1 years.

        During the quarter ended January 31, 2008 and 2007, we issued 53 and 174 shares of restricted stock, respectively, with an aggregate fair value of $626 and $4,859, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

7. SHARE-BASED COMPENSATION (Continued)

        A summary of activity related to restricted stock for the period ended January 31, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 31, 2007	486	$26.19
Granted	53	11.83
Exercised	(7)	28.39
Forfeited	—	—

Nonvested at January 31, 2008	532	23.92

        As of January 31, 2008, there was $7,211 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.1 years.

        Recognition of compensation expense.    The following table shows information about compensation costs recognized:

	Three Months Ended January 31,
	2008	2007
Compensation costs:
Stock options	$555	$614
Restricted stock	837	827

Total compensation cost	$1,392	$1,441
Related tax benefit	$(347)	$(425)

        Reported share-based compensation expense was classified as follows:

	Three Months Ended January 31,
	2008	2007
Cost of sales	$6	$5
Selling, general and administrative	1,297	1,372
Research and development	89	64

Total share-based compensation	$1,392	$1,441

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

8. INCOME TAXES

        Our effective income tax rate for continuing operations for the three months ended January 31, 2008 and 2007 was (34.5%) and 24.2%, respectively. The increase in our absolute effective income tax rate is primarily due the relative size of certain significant permanent items (e.g. interest expense and research & development tax benefits) to book income. Looking forward, our effective tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other deductions.

        In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, the Company adopted FIN 48 on November 1, 2007.

        As a result of the implementation of FIN 48, the Company recorded $1,334 of liabilities for unrecognized tax benefits of which $1,334, if recognized, would impact the effective rate. In addition, $1,043 of this amount was accounted for as a decrease to the retained earnings balance on November 1, 2007.

        Interest and penalties related to income taxes are classified as income tax expense in the Company's financial statements. As a result of the application of FIN 48, the Company accrued approximately $146 and $18 of interest and penalties, respectively.

        The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations for years before 2002 and 2003, respectively.

        The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

9. EARNINGS PER SHARE

        Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended January 31,
	2008	2007
Income (loss) from continuing operations	$(1,803)	$1,951

Basic:
Weighted average shares	34,717	34,629

Diluted:
Weighted average shares, basic	34,717	34,629
Dilutive effect of options and restricted stock	—	953
Dilutive effect of contingent convertible notes	—	12

Weighted average shares, diluted	34,717	35,594

Basic earnings (loss) per share	$(0.05)	$0.06
Diluted earnings (loss) per share	$(0.05)	$0.05
Weighted average anti-dilutive shares excluded from diluted EPS	10,757	663

        We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three months ended January 31, 2008, the average fair value of our common stock did not exceed $28.07. For the three months ended January 31, 2007, the average fair value of our common stock did exceed $28.07, resulting in 12 additional dilutive shares. For the three months ended January 31, 2008, the dilution of 158 shares related to our options, restricted stock and contingent convertible notes have not been included in the diluted loss per share computation as their inclusion would be anti-dilutive.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

10. OTHER INCOME (EXPENSE)

        Other income (expense) is comprised of the following:

	Three Months Ended January 31.
	2008	2007
Interest income	$362	$392
Interest expense	(2,024)	(1,891)
Amortization of debt issue costs	(327)	(348)
Foreign currency gain (loss)	326	(140)
Other	27	(4)

Total Other expense	$(1,636)	$(1,991)

        Interest income relates primarily to our investment in sales-type leases and notes receivable portfolio.

        Interest expense for the three months ended January 31, 2008 and 2007, primarily relates to interest on our Notes and Revolver.

        Amortization of debt issue costs for the three month periods ended January 31, 2008 and 2007, relate to our Notes and Revolver.

        Foreign currency gain (loss) relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are settling certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation".

11. OPERATING SEGMENTS

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we report segment information based on the "management approach". The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

        During fiscal 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five point strategy. Specifically, our Las Vegas-based operations were divided into two distinct entities: a corporate headquarters group and a new profit center called Shuffle Master-Americas. The organizational changes also included the formation of the Corporate Product Group ("CPG"). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

        As part of our reorganization and the continued implementation of our five point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines as we manage our

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

11. OPERATING SEGMENTS (Continued)

business primarily on a product division basis. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

        Our Utility segment includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™, part of our ITS product offerings, currently in development with IGT and PGIC.

        Our PTG segment includes our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, as well as progressive table games with bonusing options and side bets. To maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007.

        Our ETS segment includes our e-Table gaming platforms including Table Master™, Vegas Star®, Rapid Table Games™ and wireless Casino On Demand™.

        Our EGM segment includes our PC-based video slot machines with an extensive selection of video slot titles which include a range of bonus round options. The EGMs are developed for select markets including Australasia and Latin America.

        Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines. All periods presented have been reclassified to conform to our current reportable segments.

        We evaluate the performance of our operating segments based on net revenues, gross margin and operating income (loss). Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income (loss) includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock-based compensation expense, and manufacturing overhead. Capital expenditures include amounts reported in our condensed consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

        Operating income for each segment excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments. Accordingly, Unallocated Corporate includes expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment and are not included in the reported financial results of the operating segments.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

11. OPERATING SEGMENTS (Continued)

        The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended January 31,
	2008	2007
Revenue:
Utility	$17,517	$17,785
Proprietary Table Games	9,157	8,415
Electronic Table Systems	5,538	5,467
Electronic Gaming Machines	5,641	5,640
Unallocated Corporate	44	34

	$37,897	$37,341

Gross profit:
Utility	$10,606	$11,385
Proprietary Table Games	7,168	7,216
Electronic Table Systems	2,290	2,723
Electronic Gaming Machines	1,881	1,890
Unallocated Corporate	(99)	(41)

	$21,846	$23,173

Operating income (loss):
Utility	$7,957	$8,245
Proprietary Table Games	6,496	5,832
Electronic Table Systems	289	423
Electronic Gaming Machines	139	377
Unallocated Corporate	(15,999)	(10,171)

	$(1,118)	$4,706

Depreciation and amortization:
Utility	$2,363	$2,607
Proprietary Table Games	1,035	616
Electronic Table Systems	1,348	310
Electronic Gaming Machines	372	199
Unallocated Corporate	898	1,188

	$6,016	$4,920

Capital expenditures:
Utility	$1,530	$724
Proprietary Table Games	425	—
Electronic Table Systems	2,396	2,226
Electronic Gaming Machines	70	193
Unallocated Corporate	352	236

	$4,773	$3,379

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES

        Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of January 31, 2008, our significant inventory purchase commitments totaled $10,171 which are primarily related to our one2six® shufflers, Easy Chipper C™, Table Master™, Vegas Star®, Rapid Table Games™ and our EGMs. These purchase commitments represent short-term open purchase orders with our vendors as of January 31, 2008.

        Minimum royalty payments.    We have entered into certain agreements related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $20,081 through 2019. The annual minimum royalty payments under one of these agreements are only required in order for us to preserve our exclusivity rights. The annual minimum royalty payments are as follows:

Quarter ended January 31,	Amount
2008	$200
2009	750
2010	1,550
2011	1,705
2012	1,876
Thereafter	14,000

Total	$20,081

        Employment agreements.    We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2008, minimum aggregate severance benefits totaled $5,775 for employment agreements expiring through 2009.

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

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

  damages against VendingData and a preliminary and permanent injunction against VendingData's infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

          On November 29, 2004, the Court granted our motion for a preliminary injunction (the "Injunction"). The Injunction became effective upon our posting of a $3,000 cash security with the Court on November 30, 2004. This security deposit is included in other non-current assets on our consolidated balance sheet, and is available to VendingData to the extent, if any, that VendingData proves and is otherwise legally entitled to any actual damages, if any, which the Injunction caused VendingData if, in fact, it is found that the Injunction was wrongfully issued. On December 17, 2004, the Court denied VendingData's two emergency motions to modify the Injunction.

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

          In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData's PokerOne™ shuffler. The Magistrate's findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. On February 26, 2007, the Court adopted and accepted, without modification, the Magistrate's Recommendation. The Magistrate's Recommendation, as adopted by the Court, is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. There can be no guarantee that, upon any further appeal of the Court's adoption of the Magistrate's Recommendation, the Federal Circuit will agree with our claim construction.

          On April 5, 2007, we filed a motion for release of a $3,000 cash security, which VendingData has opposed. The Court has not yet ruled on that motion.

          On April 27, 2007, VendingData filed a motion for summary judgment claiming that the PokerOne™ does not infringe.

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

          See also Subsequent Events

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

          On December 27, 2007, the Nevada Supreme Court denied the appeal filed by the plaintiffs with regard to the District Court's rescission judgment and its dismissal of all claims related to the breach of contract issues, and affirmed the District Court's order granting the rescission of the "Game Option Agreement". The Supreme Court also remanded to the District Court, on procedural grounds, the remaining non-contract claims. We now intend to seek dismissal of these claims.

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

          On November 16, 2007, the Court adopted the Magistrate's ruling in our favor on the claims construction and overruled the defendants objections to the Magistrate's ruling. The Court ordered supplemental briefing on the pending summary judgment motions as a result of this ruling. We filed supplemental briefs and the defendants did not. We are still awaiting a ruling on the summary judgment motions.

          See also Subsequent Events

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

          On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants' counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants' counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of the defendants' seven counterclaims. On April 19, 2007, the Court granted our summary judgment motions on trade dress infringement and defendants' counterclaims, and all of those counterclaims were dismissed with prejudice. All other claims were dismissed with prejudice, except our trademark infringement claim that was dismissed without prejudice. A permanent injunction was also entered.

          On May 17, 2007, Awada filed an appeal to the Ninth Circuit Court of Appeals on all issues. On September 18, 2007, the Ninth Circuit Court of Appeals dismissed the appeal of Gaming Entertainment, Inc. for lack of prosecution. The appeal continues with the Appellant Yehia Awada. The appeal is pending. We cannot predict the date or results of any decision.

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

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

          In light of the Supreme Court's decision in KSR v. Teleflex, the Court has permitted the parties to submit supplemental expert reports on the issue of obviousness, take supplemental depositions of these experts, and submit supplemental briefing to the Court on the issue of obviousness. Given this additional briefing and expert disclosures, the Court put off the summary judgment hearing until February 6, 2008, and then again until February 28, 2008.

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

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

          On November 30, 2007, the Court appointed the "Shuffle Master Institutional Investor Group," consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as Lead Plaintiff. Grant & Eisenhofer is the Lead Plaintiff's counsel. The Lead Plaintiff had until mid-January 2008 to file an amended complaint, which date was further extended until February 5, 2008.

          The Company believes that all of the above purported class action suits are without merit and intends to vigorously defend each of these cases. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates. However, we have tendered these cases to our Directors and Officers insurance carriers.

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

          On August 22, 2007, WMS filed an amended complaint seeking to enjoin the Australian WMS case discussed below. This amended complaint also included declaratory judgment claims seeking a declaration that WMS did not breach its contract with the Company as alleged in the Australian WMS case discussed below.

          On December 19, 2007, the case was dismissed with prejudice, and the parties reached a confidential settlement agreement, the terms of which are not material to the Company.

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

          On December 19, 2007, the case was dismissed with prejudice, and the parties reached a confidential settlement agreement, the terms of which are not material to the Company.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

          9.     Shareholder Derivative Lawsuits—

            a.     Shareholder Derivative Lawsuit I—On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint against our CEO, Mark Yoseloff, our President, Paul Meyer, our former CFO, Richard Baldwin, our General Counsel, Jerome Smith, and the current members of our Board of Directors. The Company was also named as a nominal defendant. The complaint was filed in the U.S. District Court for the District of Nevada. The complaint, on behalf of the Company alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company's Fiscal 2006 annual results, and are very similar to the allegations in the three class actions suits described above. There are also allegations relating to our acquisition of Stargames. The complaint seeks an unspecified amount of damages.

            b.     Shareholder Derivative Lawsuit II—On September 17, 2007, Chad Hodgkins filed a shareholder derivative complaint against our CEO, Mark Yoseloff, our former CFO, Richard Baldwin, former Board of Directors member Todd Jordan and current Board of Directors members Mr. Saunders and Mr. Castle. The Company was also named as a nominal defendant. The complaint was filed in the U.S. District Court for the District of Nevada. The complaint, on behalf of the Company alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company's Fiscal 2006 annual results, and are very similar to the allegations in the three class actions suits described above. The complaint seeks an unspecified amount of damages. We have tendered these cases to our Directors and Officers insurance carriers.

          On October 24, 2007, the Court approved a stipulation to transfer the Hodgkins case to Judge Dawson, who had already been assigned the Pirelli case. On November 9, 2007, the Court ordered the Hodgkins case to be consolidated into the Pirelli case. Additionally, any future derivative actions alleging similar facts and legal theories will be consolidated into the Pirelli case. The Law Firm of Coughlin Stoia Geller Rudman & Robbins LLP has been appointed lead counsel. A consolidated amended complaint is due to be filed in mid-February 2008.

        In the ordinary course of conducting our business, we are, from time to time, involved in other litigation, administrative proceedings and regulatory government investigations. Such other matters could have a material impact on our business operations, intellectual property, results of operations or financial position.

        See Note 13 for any subsequent events relating to the above legal proceedings.

13. SUBSEQUENT EVENTS

        Legal Proceedings update.    (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 12):

          1.     VendingData II—On February 1, 2008, the Court granted VendingData's Motion for Summary Judgment and denied Shuffle Master's Cross Motion for Summary Judgment. We appealed this ruling on February 29, 2008. On February 15, 2008, VendingData filed a Motion for Attorney's Fees and Costs requesting in excess of approximately $1,800, based on VendingData's theory that the case was filed by us in bad faith and that the case was a "vexatious" litigation. We

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

13. SUBSEQUENT EVENTS (Continued)

  believe that the motion lacks merit and we intend to vigorously oppose the motion, which is pending.

          3.     GEI—On March 6, 2008, the Court ordered the Clerk to enter default against GEI. The Clerk entered default against GEI on March 6, 2008. In accordance with the Court's order of March 6, 2008, we intend to seek any appropriate damages and costs to be included in a default judgment.

          5.     MP Games I—The Court heard arguments on the parties' Summary Judgment Motions on February 28, 2008. A decision is pending.

          6.     Class Action Lawsuits—A Consolidated Class Action Complaint was filed on February 5, 2008, with the same material allegations, as in the initial lawsuits. This Consolidated Class Action Complaint supercedes all individual initial lawsuits.

          9.     Shareholder Derivative Lawsuits—Pursuant to stipulation, any consolidated amended complaint is due to be filed, at the earliest, in the middle of the Company's third fiscal quarter in 2008.

        Fractional Ownership Airplane Sale.    On May 28, 2004, we purchased a 6.25% undivided interest in a Citation X airplane at a cost of $1,123 from Net Jets Inc. ("Net Jets"). Effective July 15, 2005, we purchased an additional 3.125% interest in the same plane for an incremental $561. Effective February 27, 2008, we sold our interest in the airplane.

        Proceeds of approximately $1,309 were received from Net Jets on February 28, 2008 per sale of our interest in the airplane, which was comprised of the agreed-upon sales price of $1,290 and $19 of additional credits, which related to partial period charges, refunds for over-payment due, etc. The gain on the sale of the airplane was $738. This sale will be recognized in our second fiscal quarter, for the period ending April 30, 2008.

        Acting Chief Financial Officer.    On March 6, 2008, we announced that effective March 1, 2008, Senior Vice President and Chief Accounting Officer Coreen Sawdon was appointed as Acting Chief Financial Officer, replacing Paul Meyer in that role. Mr. Meyer will continue as our President and Chief Operating Officer.

        Ms. Sawdon, age 40, joined us in July 2005 as Vice President of Accounting. Prior to joining us, Ms. Sawdon spent three years at GES Exposition Services where she was Vice President of Finance. Ms. Sawdon has more than thirteen years of public accounting experience, the last ten years of which were spent specializing in the gaming and hospitality industry. Ms. Sawdon holds a Bachelor of Science degree in accounting from Pepperdine University. Ms. Sawdon's current Employment Agreement was included as Exhibit 10.1 to the Current Report filed on Form 8-K on March 6, 2008. No new employment contract has been entered into relating to Ms. Sawdon's role as Acting Chief Financial Officer with the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        There are statements herein which are forward-looking statements that are based on management's beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management's current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "plan," "predict," "might," "may," "could", and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, "Risk Factors." The following discussion should be read in conjunction with the Company's 2007 Annual Report on Form 10-K (the "2007 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC") and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company's fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company's fiscal years ended in October and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

BUSINESS OVERVIEW
(In thousands, except units/seats and per share amounts)

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our condensed consolidated financial statements included under Part 1, Item 1, Financial Statements (unaudited), of this Quarterly Report on Form 10-Q, our audited consolidated financial statements for the year ended October 31, 2007 included in Item 8 in our Annual Report on Form 10-K, and MD&A which is included in our Annual Report on Form 10-K for the year ended October 31, 2007.

        We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers' table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four product segments: Utility, Proprietary Table Games ("PTG"), Electronic Table Systems ("ETS") and Electronic Gaming Machines ("EGM").

        Our Utility segment includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™, part of our ITS product offerings, currently in development with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC").

        Our PTG segment includes our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, as well as progressive table games with bonusing options and side bets. To maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, owns and operates Shuffle Master Live!, a play for fun and play for real legalized internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content. Shuffle Master Live! was launched in November 2007.

        Our ETS segment includes our e-Table gaming platforms including Table Master™, Vegas Star®, Rapid Table Games™ and wireless Casino On Demand™.

        Our EGM segment includes our PC-based video slot machines with an extensive selection of video slot titles which include a range of bonus round options. The EGMs are developed for select markets including Australasia and Latin America.

        We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

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

        Our future expectations are based on our ability to succeed on the above strategic initiatives. More specifically:

        Revenue is expected to shift towards the leasing model from the sale model based upon this first initiative. This should provide for a stable and predictable revenue stream. However, our capital expenditures should also continue to grow, but in a proportionate and stable ratio to our revenues and/or mix of revenues, as our leasing model extends into more capital intensive products. Our product pricing strategy also reflects our desire to shift to a lease model from a sales model.

        Based upon our second initiative, we expect to continue to expend research and development efforts consistent with prior periods with a view to the development of relevant technology.

        Consistent with our third strategy, our newer products, including the i-Deal™ and the progressive versions of our proprietary table games are expected to contribute to growth in the short and long term.

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

ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

        Progressive Gaming International Corporation Table Games Division.    On September 26, 2007, we entered into a purchase agreement for the acquisition of PGIC's Table Game Division ("TGD") business ("Purchase Agreement"), including certain worldwide rights and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®, as well as a software distribution license agreement ("Software Distribution License Agreement"). Further, we also entered into an amended and restated license agreement with PGIC amending the current license agreement originally entered into on September 29, 2006, which granted us certain expanded rights.

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

        Under the terms of the Purchase Agreement, we paid to PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provides for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: For each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, are $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The recurring revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base totaled approximately 600 tables.

        The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended January 31,
	2008		2007
Revenue
Utility	$17,517	46.2%	$17,785	47.6%
Proprietary Table Games	9,157	24.2%	8,415	22.6%
Electronic Table Systems	5,538	14.6%	5,467	14.6%
Electronic Gaming Machines	5,641	14.9%	5,640	15.1%
Other	44	0.1%	34	0.1%

Total revenue	37,897	100.0%	37,341	100.0%
Cost of revenue	16,051	42.4%	14,168	37.9%

Gross profit	21,846	57.6%	23,173	62.1%
Selling, general and administrative	18,375	48.5%	14,570	39.0%
Research and development	4,589	12.1%	3,897	10.4%

Income (loss) from operations	(1,118)	(3.0)%	4,706	12.7%
Other expense	(1,636)	(4.3)%	(1,991)	(5.3)%
Equity method investment loss	—	0.0%	(141)	(0.4)%

Income (loss) from continuing operations before tax	(2,754)	(7.3)%	2,574	7.0%
Income tax (benefit) provision	(951)	(2.5)%	623	1.7%

Income (loss) from continuing operations	(1,803)	(4.8)%	1,951	5.3%
Discontinued operations, net of tax	—	0.0%	74	0.2%

Net income (loss)	$(1,803)	(4.8)%	$2,025	5.5%

        Our revenue and results of operations are most affected by unit/seat placements, through lease or sale, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers' assessment of our products. Our overall financial results are also affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. In the current year, our margins have been negatively impacted by our renewed emphasis on leasing versus selling, continued shift in product mix, as well as increases in non-cash depreciation and amortization expenses attributable to our recent acquisitions. Please refer to the section entitled "Depreciation and Amortization Expenses" provided below for further discussion of such increases.

        The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,
			% Change
	2008	2007
Revenue:
Leases and royalties	$17,019	$12,998	30.9%
Sales and service	20,834	24,309	(14.3)%
Other	44	34	29.4%

Total	$37,897	$37,341	1.5%

Cost of revenue:
Leases and royalties	$5,469	$3,663	49.3%
Sales and service	10,582	10,505	0.7%

Total	$16,051	$14,168	13.3%

Gross profit:
Leases and royalties	$11,550	$9,335	23.7%
Sales and service	10,252	13,804	(25.7)%
Other	44	34	29.4%

Total	$21,846	$23,173	(5.7)%

Gross margin:
Leases and royalties	67.9%	71.8%
Sales and service	49.2%	56.8%
Total	57.6%	62.1%

        We earn our revenue in several ways, preferably by way of leasing or licensing our products to casino customers, generally under month-to-month fixed fee contracts or participation arrangements. Product lease contracts typically include parts and service. We also offer a majority of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "Critical Accounting Policies."

        Our total revenues increased slightly for the three months ended January 31, 2008 to $37,897 as compared to $37,341 in the same prior year period, due to the following factors:

  •
  Our leases and royalties revenue growth for the three months ended January 31, 2008 as compared to the same prior year period, reflects the renewed emphasis on our leasing model predominantly in North America. Utility and PTG segment lease revenues increased from the same prior year period due to increases in our monthly average lease prices, significant increases in our leased units/seats installed base and the approximate 600 unit installed base that we acquired in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007.

  •
  Utility lease revenue for the three months ended January 31, 2008 was $6,824 as compared to $5,996 in the same prior year period. This 13.8% increase in Utility lease revenue was principally driven by a 587 shuffler unit increase in our lease installed base.

  •
  PTG lease revenue for the three months ended January 31, 2008 was $8,085 as compared to $5,801 in the same prior year period. This 39.4% increase in PTG lease revenue was due to the approximate 600 unit installed base that we acquired in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007 as well as measurable organic revenue growth in our traditional non-PGIC table games. See Note 2 for a detailed discussion of the PGIC acquisition.

  •
  ETS lease revenue for the three months ended January 31, 2008 increased by 79.0%, to $2,110 from $1,179 in the same prior year period. This is primarily driven by an additional 520 seats of Table Master™ and an additional 130 seats of Vegas Star® e-Table seats on lease.

        Offsetting our increase in lease and royalty revenue was a decrease in our sales and service revenue of $3,475, or 14.3%, which is consistent with our renewed emphasis on leasing versus selling.

  •
  Utility, PTG and ETS segment sales and service revenue all decreased due to reductions in units/seats sold as well as decreases in conversions from leased to sold units/seats.

  •
  Utility sales and service revenue for the three months ended January 31, 2008 was $10,693 as compared to $11,789 in the same prior year period. This 9.3% decrease in Utility sales and service revenue was principally driven by a 253 unit decrease in our sold shufflers.

  •
  PTG sales and service revenue for the three months ended January 31, 2008 was $1,072 as compared to $2,604 in the same prior year period. This 58.8% decrease in PTG sales and service revenue was predominantly due to a 56 unit decrease in our PTG units sold. Offsetting the decrease in units is an increase in our average sales price, primarily related to our premium games.

  •
  ETS sales and service revenue for the three months ended January 31, 2008 decreased by 20.1%, to $3,428 from $4,288 in the same prior year period. This decrease in ETS sales and service revenue was predominantly due to an 89 seat decrease in our ETS seats sold.

        Although revenue increased slightly for the three months ended January 31, 2008 as compared to the same prior year period, our overall gross profit, as well as gross margin, decreased during the same period.

        The decline in our gross margin was caused principally by the following factors:

  •
  Consistent with our renewed emphasis on leasing as opposed to selling our products, we had fewer sales in our Utility, PTG, and ETS segments as compared to the same prior year period. Such sales have historically yielded higher initial product gross margins.

  •
  Our leases and royalty margins were impacted by the shift in product mix, and the timing of lease installations, as well as introductory pricing. Additionally, these margins were negatively impacted by upfront installation charges for newly placed e-Table gaming products that are on either month-to-month operating leases or participation arrangements.

        See our detailed discussion of our period-over-period results following this discussion as well as our results of our operating segments under "Segment Operating Results."

OPERATING EXPENSES

	Three Months Ended January 31,
			% Change
	2008	2007
Selling, general and administrative	$18,375	$14,570	26.1%
Percentage of revenue	48.5%	39.0%
Research and development	$4,589	$3,897	17.8%
Percentage of revenue	12.1%	10.4%
Total operating expenses	$22,964	$18,467	24.4%
Percentage of revenue	60.6%	49.5%

        Selling, General and Administrative Expenses ("SG&A").    SG&A increased at a higher rate than our revenues during the three months ended January 31, 2008. The increase in SG&A expenses primarily reflects the following:

  •
  Increases of approximately $1,050 in personnel costs related to staffing our newly established corporate office and to bolster the sales and service staff in our Shuffle Master Americas profit center to support the growth of our newer products, including our e-Table product line, and expansion into new territories.

  •
  Corporate legal cost increases of $446, or 51.6%, to $1,311 from $865 for the three months ended January 31, 2008 and 2007, respectively. Current period legal costs relate principally to shareholder derivative claims and to our class action lawsuits (for further information on Legal Proceedings, see Note 12). We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property.

  •
  Costs of $500 associated with increasing facilities and staffing in our Macau operation to enhance our competitive presence in that market.

  •
  Severance costs of approximately $600 associated with the departure of a senior executive in our corporate office.

  •
  Increases of approximately $760 at our foreign subsidiaries due to the weakening of the U.S. dollar.

        Research and Development Expenses ("R&D").    Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. For the three months ended January 31, 2008, R&D expense increased $692 or 17.8%, over the same prior year period. A significant part of the increase in R&D relates to approximately $270 at our foreign subsidiaries due to the weakening of the U.S. dollar.

        The increase in R&D expenses can also be attributed to our newly created Corporate Products Group ("CPG"), which was a new department formed in our fourth quarter of fiscal 2007. The CPG is responsible for overseeing the creation and development of our existing and future product lines as well as overseeing our global products R&D. For the three months ended, January 31, 2008, approximately $140 was increased by the newly formed CPG for general operational purposes.

        Additionally, R&D patent costs increased approximately $180 compared to the same prior year period. These increased patent costs are principally related to filings and approvals for several new and innovative products that were introduced at the Global Gaming Expo convention that occurred in the first quarter of fiscal 2008.

        Each year we continue to spend significant R&D efforts on the development of newer generation products in each of our segments. For the three months ended January 31, 2008, R&D expenses related to our Utility segment, were primarily in support of our next generation shufflers and secondarily in support of our card recognition products and other table accessories. For our PTG segment, R&D related to the development of new progressive table games with bonusing options and side bets. For our ETS segment, R&D predominantly focused on developing newer and more innovative e-Table configurations, which included our Table Master™, Rapid™ and Vegas Star® products such as Ultimate Draw Poker, Vegas Star Craps and Rapid Craps. For our EGM segment, R&D principally related to developing and commercializing new content with respect to the new PC4 operating platform.

        We believe that one of our strengths is identifying new and relevant product opportunities, and refining current products. We expect to continue to spend a significant portion of our revenues on research and development.

DEPRECIATION AND AMORTIZATION EXPENSES

        Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. Depreciation and amortization expenses increased $1,117, or 24.4%, to $5,689 for the quarter ended January 31, 2008, as compared to $4,572 for the same prior year period.

        The increase is principally attributable to the PGIC TGD acquisition in the fourth quarter of 2007 as well as an increase in our leased asset installed base year over year. Of the increase in depreciation and amortization, approximately $900 is included in gross margin.

OTHER EXPENSE

        Other income (expense) is comprised of the following:

	Three Months Ended January 31.
	2008	2007
Interest income	$362	$392
Interest expense	(2,024)	(1,891)
Amortization of debt issue costs	(327)	(348)
Foreign currency gain (loss)	326	(140)
Other	27	(4)

Total Other expense	$(1,636)	$(1,991)

        Interest income relates to our investment in sales-type leases and notes receivable portfolio.

        Interest expense for the three months ended January 31, 2008 and 2007, primarily relates to interest on our Notes and Revolver.

        Amortization of debt issue costs for the three-month periods ended January 31, 2008 and 2007, relate to our Notes and Revolver.

        Foreign currency gain (loss) relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are settling certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation".

INCOME TAXES

        Our effective income tax rate for continuing operations for the three months ended January 31, 2008 and 2007 was (34.5%) and 24.2%, respectively. The increase in our absolute effective income tax rate is primarily due the relative size of certain significant permanent items (e.g. interest expense and research & development tax benefits) to book income. Looking forward, our effective tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation and changes in our estimates of federal tax credits and other deductions.

        During the three months ended January 31, 2008 and 2007, we realized income tax benefits of $0 and $1,564, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

        See Note 8 for a discussion of the impact of the adoption of FIN 48 in November 2007.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units and per unit/seat amounts)

UTILITY SEGMENT OPERATING RESULTS

	Three Months Ended January, 31
			Increase (Decrease)	Percentage Change
	2008	2007
Utility segment revenue
Lease	$6,824	$5,996	$828	13.8%
Sales—Shuffler	6,943	9,456	(2,513)	(26.6)%
Sales—Chipper	877	597	280	46.9%
Service and other	2,873	1,736	1,137	65.5%

Total sales and service	10,693	11,789	(1,096)	(9.3)%

Total Utility segment revenue	$17,517	$17,785	$(268)	(1.5)%

Utility segment gross profit	$10,606	$11,385	(779)	(6.8)%
Utility segment gross margin	60.5%	64.0%
Utility segment operating income	$7,957	$8,245	$(288)	(3.5)%
Utility segment operating margin	45.4%	46.4%
Shufflers installed base (end of period)
Lease units	5,157	4,570	587	12.8%

Sold units, inception-to-date
Beginning of period	20,396	17,630	2,766	15.7%
Sold during period	498	751	(253)	(33.7)%
Less trade-ins and exchanges	(191)	(136)	(55)	(40.4)%

End of year	20,703	18,245	2,458	13.5%

Total installed base	25,860	22,815	3,045	13.3%

Chipper installed base (end of period)
Lease units	14	11	3	27.3%

Sold units, inception-to-date
Beginning of period	721	620	101	16.3%
Sold during period	38	26	12	46.2%

Subtotal	759	646	113	17.5%

Total installed base	773	657	116	17.7%

        Utility segment revenue is derived primarily from our shuffler product line and secondarily from our chipper products.

        For the three months ended January 31, 2008, total Utility segment revenue decreased 1.5% as compared to the same prior year period. This decrease was primarily due to a 26.6% decrease in shuffler sales revenue. This decrease was largely offset by a 13.8% increase in lease revenue and a 65.5% increase in service and other revenue.

        The increase in Utility lease revenue for the three months ended January 31, 2008, compared to the same prior year period primarily reflects:

  •
  A net increase of 587 shuffler units leased from 4,570 to 5,157; a 12.8% increase.

  •
  A slight increase in Utility average monthly lease price from $437 to $441. The increase was predominantly attributable to increased lease pricing for the MD2®, DeckMate® and one2six® shufflers.

  •
  A decrease in conversions from leased shufflers to sold shufflers of 122 units during the three months ended January 31, 2008 as compared to 251 units in the same prior year period, reflects our renewed emphasis on leasing versus selling.

  •
  The increase in service and other revenue is primarily attributable to increased service contracts and parts sold related to previously sold shufflers.

        The 9.3% decrease in Utility total sales and service revenue for the three months ended January 31, 2008, compared to the same prior year period primarily reflects:

  •
  A 33.7% decrease in sold shuffler units from 751 in the prior year quarter to 498 in the current year quarter.

  •
  As discussed above, a decrease in leased shuffler conversions.

  •
  The decrease in units sold was offset by the increase in service and other revenue composed primarily of a single large sale of components and peripherals by Stargames.

  •
  An increase in the average sales price for our shufflers. The increase was caused by a shift in product mix from lower average sales price models to higher average sales price models. Placements in the current quarter were predominantly our third generation shuffler products, including the i-Deal™, one2six® and MD2® shufflers.

        Utility gross profit and gross margin for the three months ended January 31, 2008 decreased $779 and 3.5%, compared to the same prior year period, primarily as a result of the decrease in shuffler sales as well as an increase in amortization expense associated with the one2six shuffler and Easy Chipper to $1,397 for the three months ended January 31, 2008, as compared to $1,130 for the same prior year period. Utility segment operating income and operating margin for the three months ended January 31, 2008, decreased $288 and 1.0%, compared to the same prior year period, also due to the decrease in shuffler sales.

PROPRIETARY TABLE GAMES OPERATING RESULTS

	Three Months Ended January 31,
			Increase (Decrease)	Percentage Change
	2008	2007
PTG segment revenue
Royalties and leases	$8,085	$5,801	$2,284	39.4%
Other	—	10	(10)	(100.0)%

Total royalties and leases	8,085	5,811	2,274	39.1%

Sales	844	2,563	(1,719)	(67.1)%
Service and other	228	41	187	456.1%

Total sales and service revenue	1,072	2,604	(1,532)	(58.8)%

Total PTG segment revenue	$9,157	$8,415	$742	8.8%

PTG segment gross profit	$7,168	$7,216	(48)	(0.7)%
PTG segment gross margin	78.3%	85.8%
PTG segment operating income	$6,496	$5,832	$664	11.4%
PTG segment operating margin	70.9%	69.3%
PTG installed base (end of period)
Royalty units	3,988	3,075	913	29.7%

Sold units, inception-to-date
Beginning of period	1,437	1,233	204	16.5%
Sold during period	23	79	(56)	(70.9)%

Subtotal	1,460	1,312	148	11.3%

Total installed base	5,448	4,387	1,061	24.2%

        For the three months ended January 31, 2008, total PTG segment revenue increased 8.8%, compared to the same prior year period. The increase was primarily due to the 39.4% increase in royalty and lease revenue, which includes the contribution from the PGIC TGD assets acquired in the fourth quarter of fiscal 2007.

        The increase in PTG royalty and lease revenue for the three months ended January 31, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 29.7% or 913 table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC's TGD business in late September 2007 as well as measurable organic revenue growth in our traditional non-PGIC table games.

  •
  The increase in table game lease units comprised primarily of increases in Ultimate Texas Hold'em®, Bet the Set "21"®, and Dragon Bonus®.

  •
  A slight increase in the average monthly lease price.

        The increase in PTG royalty and lease revenue discussed above was offset by a $1,532, or 58.8%, decrease in PTG sales and service revenue as compared to the same prior year period, which is consistent with our renewed emphasis on leasing versus selling in North America.

        PTG gross profit and margin for the three months ended January 31, 2008 decreased $48 and 7.5%, compared to the same prior year period, as a result of the decline in sales revenue discussed above and fixed amortization. PTG segment operating income and margin for the three months ended January 31, 2008 increased $664 and 1.6%, from the same prior year period. PTG operating income and margins were positively impacted by a $711 decrease in allocated indirect costs for the three months ended January 31, 2008.

ELECTRONIC TABLE SYSTEMS OPERATING RESULTS

	Three Months Ended January 31,
			Increase (Decrease)	Percentage Change
	2008	2007
ETS segment revenue
Royalties and leases	$2,110	$1,179	931	79.0%
Other	—	—	—	0.0%

Total Royalties and leases	2,110	1,179	931	79.0%

Sales	2,641	4,109	(1,468)	(35.7)%
Service and other	787	179	608	339.7%

Total sales and service revenue	3,428	4,288	(860)	(20.1)%

Total ETS segment revenue	$5,538	$5,467	$71	1.3%

ETS segment gross profit	$2,290	$2,723	(433)	(15.9)%
ETS segment gross margin	41.4%	49.8%
ETS segment operating income	$289	$423	$(134)	(31.7)%
ETS segment operating margin	5.2%	7.7%
ETS installed base (end of period)
Lease seats	1,323	601	722	120.1%

Sold seats, inception-to-date
Beginning of period	5,040	4,142	898	21.7%
Sold during period	114	203	(89)	(43.8)%

Subtotal	5,154	4,345	809	18.6%

Total installed base	6,477	4,946	1,531	31.0%

        For the three months ended January 31, 2008, total ETS segment revenue remained relatively flat as compared to the same prior year period.

        The 79.0% increase in ETS segment lease and royalty revenue for the quarter ended January 31, 2008, compared to the prior year quarter, primarily reflects:

  •
  A net increase of 722 e-Table seats on lease, which includes 520 seats of Table Master™ and an additional 127 seats of Vegas Star® e-Table seats on lease.

  •
  This increase in Table Master™ lease seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Pennsylvania.

  •
  A decline in the average lease price due to introductory and participation pricing arrangements predominantly for our new products.

        The increase in ETS lease and royalty revenue discussed above was offset by an $860, or 20.1%, decrease in ETS sales and service revenue as compared to the same prior year period, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America. The decrease in ETS sales and service revenue can be attributed to the following:

  •
  A decrease of 89 ETS sold seats for the three months ended January 31, 2008 as compared to the same prior year period.

  •
  The decrease in ETS sales revenue was offset by an increase in service and other revenue. For the three months ended January 31, 2008, service and other revenue increased $608, or 339.7%, to $787 as compared to $179 in the same prior year period, due to increased sales of parts and peripherals by Stargames.

        ETS gross profit and gross margin for the three months ended January 31, 2008 decreased $433 and 8.4%, as compared to the same prior year period, as a result of the significant decreases in our sales revenue as discussed above as well as upfront installation costs related to ETS seats on lease. ETS segment operating income and margin for the quarter ended January 31, 2008 decreased $134 and 2.5%, from the same prior year period. The decrease in segment operating income as well as segment operating margin was predominantly caused by the $1,468 decrease in product sales revenue.

ELECTRONIC GAMING MACHINES OPERATING RESULTS

	Three Months Ended January 31,
			Increase (Decrease)	Percentage Change
	2008	2007
EGM segment revenue
Lease revenue	$—	$—	$—	0.0%
Sales	3,630	3,525	105	3.0%
Service and other	2,011	2,115	(104)	(4.9)%

Total sales and service revenue	5,641	5,640	1	0.0%

Total EGM segment revenue	$5,641	$5,640	$1	0.0%

EGM segment gross profit	$1,881	$1,890	(9)	(0.5)%
EGM segment gross margin	33.3%	33.5%
EGM segment operating income	$139	$377	$(238)	(63.1)%
EGM segment operating margin	2.5%	6.7%
EGM installed base (end of period)
Lease seats	2	—	2	0.0%
Sold seats, inception-to-date
Beginning of period	18,993	16,279	2,714	16.7%
Sold during period	274	441	(167)	(37.9)%

Subtotal	19,267	16,720	2,547	15.2%

Total installed base	19,269	16,720	2,549	15.2%

        For the three months ended January 31, 2008, total EGM segment revenue remained flat as compared to the same prior year period.

        A slight increase in EGM sales revenue for the quarter ended January 31, 2008, compared to the prior year quarter, primarily reflects:

  •
  A 65.7% increase in the average sales price to $13,248 for the three months ended January 31, 2008 as compared to $7,993 in the same prior year period. This increase was primarily driven by large sales made in the prior year quarter through our former distributor in the Asian market.

  •
  This increase offset the reduction in units sold to 274 units for the period ended January 31, 2008 as compared to 441 units for the same prior year period.

  •
  A decline in service and other revenue of $104, due to a reduction in the number of conversion kits sold by Stargames.

        EGM gross profit for the three months ended January 31, 2008 remained relatively flat compared to the same prior year period, which is consistent with the steady EGM revenue year over year. EGM segment operating income and margin for the quarter ended January 31, 2008 decreased $238 and 4.2%, from the same prior year period. The decrease in segment operating income as well as segment operating margin was primarily caused by increased R&D allocation to our EGM products.

REVENUE BY GEOGRAPHIC AREA

        The following provides financial information concerning our revenues by geographic area for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31,
	2008		2007
Revenue:
United States	$20,099	53.0%	$22,057	59.1%
Canada	1,243	3.3%	1,669	4.5%
Other North America	530	1.4%	514	1.4%
Europe	3,245	8.6%	1,780	4.8%
Australia	9,717	25.6%	9,284	24.9%
Asia	1,700	4.5%	1,433	3.8%
Other	1,363	3.6%	604	1.5%

	$37,897	100.0%	$37,341	100.0%

        Revenues by geographic area are determined based on the location of our customers. For the three months ended January 31, 2008, sales to customers outside the United States accounted for 47.0%, of consolidated revenue, compared to 40.9%, for the same prior year period.

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

        Although we are currently in compliance with all financial covenants under our Revolver, absent an improvement in our operating results, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at such time an amendment or refinancing was necessary, it is possible that such an amendment or refinancing could lead to a significant increase in debt service costs.

        The holders of our Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase. We estimate that the fair value of our Notes as of January 31, 2008 was $135,690. Accordingly, if the fair value of our Notes does not increase prior to April 15, 2009, there is a substantial likelihood that the holders of our Notes would require us to repurchase them. Prior to or at the time of such mandatory repurchase, we would have to refinance the Notes or otherwise obtain the capital to repurchase the Notes including a possible secondary equity offering. Our ability to refinance the Notes would be subject to prevailing market conditions at the time and could lead to a higher cost of capital or dilute our equity, depending on which strategy we select.

LIQUIDITY

        Working capital.    The following summarizes our cash, cash equivalents and working capital:

	January 31, 2008	October 31, 2007	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$10,404	$4,392	$6,012	136.9%
Working capital	$67,380	$61,768	$5,612	9.1%
Current ratio	3.5	2.6	0.9	34.6%

        As of January 31, 2008, our working capital requirements have increased and are expected to continue to increase, due to our renewed emphasis on leasing as opposed to selling certain products.

Cash Flows Summary

	Three Months Ended January 31,
			Provided (Used)	Percentage Change
	2008	2007
Operations	$10,152	$3,919	$6,233	159.0%
Investing	(4,929)	(4,592)	(337)	(7.3)%
Financing	945	(5,164)	6,109	118.3%
Effects of exchange rates	(156)	(27)	(129)	(477.8)%

Net Change	$6,012	$(5,864)	$11,876	202.5%

Operations

        Operating cash flows increased $6,233 in the first quarter of fiscal 2008 versus the same prior year period, primarily due to increased accounts receivable collections, increased investments in sales-type leases and notes receivable collections and the decrease in inventory levels.

Investing

        Increased cash used for investing is primarily due to additional payments for products leased and held for lease in the current quarter versus the same prior year period. Capital expenditures for leased assets are consistent with installed base growth. As of January 31, 2008, products leased and held for lease was $18,107 as compared to $15,886 as of January 31, 2007.

  Capital Expenditures:

	Three Months Ended January 31,
			Provided (Used)	Percentage Change
	2008	2007
Payments for products leased and held for lease	$(3,804)	$(2,759)	$(1,045)	(37.9)%
Purchases of property and equipment	(413)	(407)	(6)	(1.5)%
Purchases of intangible assets	(556)	(213)	(343)	(161.0)%

Total capital expenditures	$(4,773)	$(3,379)	$(1,394)	(41.3)%

Financing

        Net financing cash flows increased $6,109 in the current quarter primarily related to payments on our Old Credit Agreement netted against proceeds from our Revolver.

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

STOCK REPURCHASE AUTHORIZATIONS

        Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. As such, during the three months ended January 31, 2008, no shares of our common stock were repurchased. During the three month period ended January 31, 2007, 75 shares of our common stock was repurchased for a total cost of $1,933 at an average price of $25.77. As of January 31, 2008, $28,203 remained outstanding under our board authorizations.

        The timing of our common stock repurchases pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity. Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principle payments on the Revolver, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

DEBT, OTHER LONG-TERM LIABILITES AND CONTRACTUAL OBLIGATIONS

        Our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K for the year ended October 31, 2007. We do not have material off-balance sheet arrangements. See Note 5 to our unaudited condensed consolidated financial statements for further discussion.

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

        Our significant accounting policies are discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited consolidated financial statements for the year ended October 31, 2007 included in our Annual Report on Form 10-K. Our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management's most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates", to our 2007 Annual Report on Form 10-K.

        In November 2007, we adopted FIN 48. See Note 8 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Since the filing of our 2007 Annual Report on Form 10-K and other than the adoption of FIN 48, there have been no material changes to our critical accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

        We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

        Contingent convertible senior notes.    We estimate that the fair value of our Notes, as of January 31, 2008, was $135,690. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $90. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $495.

        As of January 31, 2008, we had approximately $80,180 of variable rate debt. Assuming a 1% change in the average interest rate as of January 31, 2008, our annual interest cost would change by approximately $802.

        Foreign Currency Risk.    We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world, of which the most significant to our operations during the three month periods ended January 31, 2008 and 2007, were the Australian dollar and the Euro. With our acquisition of CARD and Stargames, we expect that a significant portion of the volume of our business will continue to be denominated in foreign currency. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates. Although we have thus far not engaged in hedging activities, we may use forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenues and, to a lesser extent, cost of leases and sales denominated in currencies other than the U.S. dollar. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. Further, hedging or not hedging does not eliminate the foreign currency risk.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2008. Therefore, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly represent our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

        For information on Legal Proceedings, see Note 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended October 31, 2007. There have been no significant developments in any of the cases disclosed in our Form 10-K or in the three months ended January 31, 2008 or any new cases during that time, except as discussed.

ITEM 1A.    RISK FACTORS

        A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended October 31, 2007. For the three months ended January 31, 2008, material changes to those factors include:

The possible transition to a new Chief Executive Officer, and any search for and transition to a permanent Chief Financial Officer, could be disruptive to our business.

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

        In addition, on November 2, 2007, we announced the resignation of Richard Baldwin, formerly our Senior Vice President and Chief Financial Officer. At that time, Paul Meyer, our President and Chief Operating Officer, was appointed Acting Chief Financial Officer, a capacity in which he has previously served at the Company. Subsequently, on March 6, 2008, the Company announced that effective March 1, 2008, Senior Vice President and Chief Accounting Officer Coreen Sawdon was appointed as Acting Chief Financial Officer, replacing Paul Meyer in that role. Mr. Meyer will continue as the Company's President and Chief Operating Officer. The Company is currently determining the process by which it will search for a permanent Chief Financial Officer.

        While Dr. Yoseloff and Ms. Sawdon are fully cooperating with the search process, there can be no assurances that the transition to a new Chief Executive Officer and a permanent Chief Financial Officer will be smooth.

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

        Additionally, should Dr. Yoseloff choose to leave the Company before the search process for a new Chief Executive Officer has been completed, there can be no assurances that the Company will have successfully retained a permanent Chief Financial Officer by that time. The additional instability caused by having both the Chief Executive Officer and Chief Financial Officer positions filled on interim bases could have a material adverse effect on our business, results of operations or financial condition.

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

  •
  any search for and possible transition to a new Chief Executive Officer could be disruptive to our business;

  •
  the search for and transition to a permanent Chief Financial Officer could be disruptive to our business;

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

  •
  foreign currency risk;

  •
  we could face considerable business and financial risk in implementing acquisitions, in our strategic plan and in our related financial forecasting;

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

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

        Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC. (Registrant)
Date: March 17, 2008
/s/ MARK L. YOSELOFF Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ COREEN SAWDON Coreen Sawdon Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (Principal Accounting Officer)

QuickLinks

SHUFFLE MASTER, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2008 TABLE OF CONTENTS
PART I
  ITEM 1. FINANCIAL STATEMENTS
SHUFFLE MASTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands, except per share amounts)
SHUFFLE MASTER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands except share amounts)
SHUFFLE MASTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
SHUFFLE MASTER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except unit/seat and per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW (In thousands, except units/seats and per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
SEGMENT OPERATING RESULTS (Dollars in thousands, except units and per unit/seat amounts)
LIQUIDITY AND CAPITAL RESOURCES (In thousands, except ratios and per share amounts)
CRITICAL ACCOUNTING POLICIES
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)
  ITEM 4. CONTROLS AND PROCEDURES
PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURES