Form 10-Q
period 2008-04-30
SHUFFLE MASTER INC
filed 2008-06-09
CIK 718789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
OR
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

        As of June 2, 2008, there were 35,256,255 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2008

TABLE OF CONTENTS

PART I

ITEM 1.    FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenue:
Product leases and royalties	$17,384	$13,066	$34,403	$26,064
Product sales and service	31,600	31,521	52,434	55,830
Other	19	57	63	91

Total revenue	49,003	44,644	86,900	81,985

Costs and expenses:
Cost of leases and royalties	5,130	3,904	10,599	7,567
Cost of sales and service	14,683	14,065	25,265	24,570

Gross profit	29,190	26,675	51,036	49,848

Selling, general and administrative	16,637	14,308	35,012	28,878
Research and development	4,570	4,503	9,159	8,400

Total costs and expenses	41,020	36,780	80,035	69,415

Income from operations	7,983	7,864	6,865	12,570
Other expense	(2,921)	(2,757)	(4,557)	(4,748)
Equity method investment loss	—	(120)	—	(261)
Impairment of investment	(433)	—	(433)	—

Income from continuing operations before tax	4,629	4,987	1,875	7,561
Income tax provision	1,580	1,560	629	2,183

Income from continuing operations	3,049	3,427	1,246	5,378
Discontinued operations, net of tax	(1)	13	(1)	87

Net income	$3,048	$3,440	$1,245	$5,465

Basic earnings per share:
Continuing operations	$0.09	$0.10	$0.04	$0.16
Discontinued operations	—	—	—	—

Net income	$0.09	$0.10	$0.04	$0.16

Diluted earnings per share:
Continuing operations	$0.09	$0.10	$0.04	$0.15
Discontinued operations	—	—	—	—

Net income	$0.09	$0.10	$0.04	$0.15

Weighted average shares outstanding:
Basic	34,726	34,696	34,722	34,663
Diluted	34,771	35,336	34,824	35,465

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share amounts)

	April 30, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,351	$4,392
Accounts receivable, net of allowance for bad debts of $232 and $476	31,015	35,045
Investment in sales-type leases and notes receivable, net	7,432	9,092
Inventories	28,484	34,081
Prepaid income taxes	6,898	4,110
Deferred income taxes	4,778	7,959
Other current assets	5,117	5,286

Total current assets	93,075	99,965
Investment in sales-type leases and notes receivable, net of current portion	3,405	6,124
Products leased and held for lease, net	19,681	15,886
Property and equipment, net	10,616	11,242
Intangible assets, net	86,549	91,343
Goodwill	108,692	105,354
Deferred income taxes	14,022	14,476
Other assets	14,157	15,377

Total assets	$350,197	$359,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,529	$11,548
Accrued liabilities	12,384	15,015
Customer deposits	2,122	2,213
Deferred revenue	3,934	5,489
Current portion of long-term debt and other current liabilities	151,025	3,932

Total current liabilities	178,994	38,197
Long-term debt	70,895	231,339
Other long-term liabilities	2,893	1,359
Deferred income taxes	604	1,238

Total liabilities	253,386	272,133

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value; 507 shares authorized; none outstanding
Common stock, $0.01 par value; 151,875 shares authorized; 35,256 and 35,198 shares issued and outstanding	353	352
Additional paid-in capital	8,736	6,492
Retained earnings	38,877	38,770
Accumulated other comprehensive income	48,845	42,020

Total shareholders' equity	96,811	87,634

Total liabilities and shareholders' equity	$350,197	$359,767

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,245	$5,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,536	9,165
Amortization of debt issuance costs	652	673
Share-based compensation	2,346	2,729
Equity method investment loss	—	261
Impairment of investment	433	—
Provision (recovery) for bad debts	(416)	61
Write-down for inventory obsolescence	309	596
Gain on sale of assets	(738)	—
Gain on sale of leased assets	(960)	—
Excess tax benefit from stock option exercises	—	(1,458)
Tax benefit from stock option exercises	—	290
Changes in operating assets and liabilities:
Accounts receivable	4,789	2,080
Investment in sales-type leases and notes receivable	4,322	2,308
Inventories	6,279	(7,442)
Accounts payable and accrued liabilities	(3,436)	(127)
Customer deposits and deferred revenue	(1,731)	2,545
Income taxes payable	5	1,759
Deferred income taxes	3,332	(849)
Prepaid income taxes	(2,779)	(2,046)
Other	172	(598)

Net cash provided by operating activities	25,360	15,412

Cash flows from investing activities:
Proceeds from sale of assets	1,384	—
Proceeds from sale of leased assets	1,515	818
Payments for products leased and held for lease	(7,366)	(3,745)
Purchases of property and equipment	(1,194)	(1,582)
Purchases of intangible assets	(810)	(1,618)
Acquisition of businesses, net of cash acquired	(792)	(1,750)

Net cash used by investing activities	(7,263)	(7,877)

Cash flows from financing activities:
Debt repayments	(26,002)	(83,880)
Debt proceeds	12,548	74,365
Debt issuance costs	—	(1,722)
Repurchases of common stock	—	(1,933)
Proceeds from issuances of common stock, net	1	2,493
Excess tax benefit from stock option exercises	—	1,458

Net cash used by financing activities	(13,453)	(9,219)

Effect of exchange rate changes on cash	315	(87)

Net increase (decrease) in cash and cash equivalents	4,959	(1,771)
Cash and cash equivalents, beginning of period	4,392	8,906

Cash and cash equivalents, end of period	$9,351	$7,135

Cash paid for:
Income taxes, net of refunds	19	2,719
Interest	4,275	2,262

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

        Our Utility segment includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™, part of our Intelligent Table Systems ("ITS") product offerings, currently in development with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC"). We also developed the iShoe™, which holds up to eight decks of cards and can be trained to read any card type using interfaces with an LCD monitor that displays game history and trends.

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

        Basis of presentation.    The unaudited interim condensed balance sheet as of April 30, 2008, and the unaudited interim condensed statements of income for the three and six month periods ended April 30, 2008 and 2007, have been prepared by us under the rules and regulations of the Securities

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION (Continued)

and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial information for the three and six month periods ended April 30, 2008 and 2007, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

        The consolidated balance sheet as of October 31, 2007, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2007, is included in Item 8 in our latest shareholders' Annual Report (Form 10-K). It is suggested that these condensed financial statements, included in this Form 10-Q, be read in conjunction with the financial statements and the notes thereto included in our latest Form 10-K.

        The results of operations for the six months ended April 30, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2008.

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

        We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. As of April 30, 2008, we analyzed our cost method investment using the methodology described above and determined that such investment was impaired. Accordingly, we recorded a $433 impairment write-down, which represents the difference between our historical book value and fair market value as of April 30, 2008. Such impairment charge is reflected in impairment of investment in the condensed consolidated statement of income for the three and six month periods ended April 30, 2008. As of June 5, 2008, the fair market value of our cost method investment has further declined such that we could have a potential write-down in future periods.

        Liquidity and management's plans.    As of April 30, 2008, our current liabilities exceeded our current assets (also known as negative working capital) by $85,919. This occurred primarily because our $150,000 contingent convertible senior notes ("Notes") are callable within 12 months (see Note 5). We currently do not have financing alternatives in place, however we are exploring various financing alternatives. Our ability to refinance the Notes would be subject to prevailing market conditions at the

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION (Continued)

time and could lead to a higher cost of capital or dilute our equity, depending on which strategy or combination of strategies we select. There are no assurances that such financing will be available to us on terms that we consider favorable to us.

        Recently issued accounting standards.    In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With GAAP." We are currently evaluating the effect, if any, that SFAS 162 will have on our consolidated financial statements, relating to our accounting principles.

        In August 2007, the FASB proposed FASB Staff Position ("FSP") Accounting Principles Board ("APB") 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), ("FSP APB 14-a"). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of our Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for our fiscal year beginning in November 2009 and will require retrospective application. We are currently evaluating the effect, if any, that FSP APB 14-a will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. SFAS 141 also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for us beginning in November 2009 and must be applied prospectively to business combinations completed on or after that date. We are currently evaluating the effect, if any, that SFAS 141R will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for non-controlling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be effective for us beginning in November 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the effect, if any, that SFAS 160 will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION (Continued)

November 2008. We are currently evaluating the effect, if any, that SFAS 159 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued a FSP FAS 157-2, an amendment to SFAS 157, delaying the effective date of SFAS 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the amendment, this statement is partially effective for us beginning in November 2008 and effective for us beginning in November 2009. We are currently evaluating the effect, if any, that SFAS 157 will have on our consolidated financial statements.

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

        In accordance with SFAS 141, the transaction was accounted for as a business combination and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired based upon their estimated fair values at the date of the acquisition. The current purchase price allocation is preliminary and may be adjusted for up to one year after the acquisition. The purchase price may change subject to certain working capital adjustments, as defined in the Purchase Agreement, that have yet to be finalized. No liabilities were assumed in this transaction. The following table sets forth the preliminary allocation of the purchase price:

Inventory	$883
Property and equipment	1,101
Customer relationships, average life of 10 years	11,221
Backlog, average life of 1 year	126
Tradenames, trademarks, patents and copyrights, average life of 10 years	2,999
Covenant not to compete, life of 7 years	207
Goodwill	7,373

$23,910

        The acquisition of the PGIC TGD enhances the product offering in our PTG segment. These factors result in the recognition of certain intangible assets and goodwill. Backlog and covenant not to compete are being amortized on a straight-line basis over their useful lives. PGIC TGD amortization expenses for backlog and covenant not to compete were $36 and $0 for the three months ended April 30, 2008 and 2007, respectively, and $72 and $0 for the six months ended April 30, 2008 and 2007, respectively. Customer relationships and tradenames, trademarks, patents, and copyrights are

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS (Continued)

being amortized based on their projected revenue streams. PGIC TGD amortization expenses related to customer relationships and tradenames, trademarks, patents, and copyrights were $1,330 and $0 for the three months ended April 30, 2008 and 2007, respectively and $2,313 and $0 for the six months ended April 30, 2008 and 2007, respectively. Backlog and tradenames, trademarks, patents, and copyrights are charged to cost of leases and royalties, a component of gross margin. Customer relationships and covenant not to compete are reflected in selling, general and administrative expenses in the condensed consolidated statements of income.

3. CURRENT AND LONG-TERM ASSETS

	April 30, 2008	October 31, 2007
Accounts receivable, net:
Trade receivables	$31,247	$35,521
Less: allowance for bad debts	(232)	(476)

Total	$31,015	$35,045

	April 30, 2008	October 31, 2007
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$7,369	$10,715
Notes receivable—table game licenses	5,780	7,798

Sub-total sales-type leases and notes receivable	13,149	18,513
Less: interest sales-type leases	(816)	(1,085)
Less: deferred service revenue	(1,239)	(1,976)
Less: allowance for bad debts	(257)	(236)

Investment in sales-type leases and notes receivable, net	10,837	15,216
Less: current portion sales-type leases	(3,948)	(4,266)
Less: current portion notes receivable—table game licenses	(3,484)	(4,826)

Long-term portion investment in sales-type leases and notes receivable	$3,405	$6,124

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

        Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

As of April 30,	2009	2010	2011	Total
Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$5,456	$1,689	$223	$7,368
Notes receivable—table game licenses	3,769	1,682	330	5,781

Sub-total sales-type leases and notes receivable	9,225	3,371	553	13,149
Less: interest sales-type leases	(604)	(184)	(28)	(816)
Less: deferred service revenue	(932)	(279)	(28)	(1,239)
Less: allowance for bad debts	(257)	—	—	(257)

Investment in sales-type leases and notes receivable, net	$7,432	$2,908	$497	$10,837

	April 30, 2008	October 31, 2007
Inventories:
Raw materials and component parts	$17,702	$18,975
Work-in-process	2,803	2,141
Finished goods	7,979	12,965

Total	$28,484	$34,081

	April 30, 2008	October 31, 2007
Other current assets:
Prepaid expenses	$4,210	$2,502
Other receivables	763	1,442
Other	144	1,342

Total	$5,117	$5,286

        Prepaid expenses consist primarily of prepaid legal fees, prepaid insurance, prepaid rent and computer related maintenance and service fees. As of April 30, 2008 and October 31, 2007, prepaid legal fees were $1,130 and $0, respectively.

        Other receivables consist primarily of an insurance receivable related to legal fees reimbursable under our Directors and Officers ("D&O") insurance policy and were $440 and $955 as of April 30, 2008 and October 31, 2007, respectively. These fees are related to the various class action and derivative lawsuits that have been brought against us. These receivables have been recognized as we have determined that their recovery under our D&O insurance policy is probable. During the three months ended April 30, 2008, we received $1,165 for legal fees submitted under our D&O insurance

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

policy. These legal fees were previously recorded as other receivables at October 31, 2007 and January 31, 2008. See Note 12 for more information related to these lawsuits.

	April 30, 2008	October 31, 2007
Products leased and held for lease:
Utility	$28,210	$29,678
Less: accumulated depreciation	(19,730)	(22,802)

Utility, net	8,480	6,876

Proprietary Table Games	2,307	1,783
Less: accumulated depreciation	(880)	(703)

Proprietary Table Games, net	1,427	1,080

Electronic Table Systems	13,613	12,076
Less: accumulated depreciation	(3,839)	(4,146)

Electronic Table Systems, net	9,774	7,930

Electronic Gaming Machines	222	222
Less: accumulated depreciation	(222)	(222)

Electronic Gaming Machines, net	—	—

Total, net	$19,681	$15,886

	April 30, 2008	October 31, 2007
Other long-term assets:
Debt issuance costs, net	$2,181	$2,833
Deposits	4,141	3,872
Investment in Sona	1,192	1,749
PGIC TGD prepaid royalty	4,750	4,750
Other	1,893	2,173

Total	$14,157	$15,377

        Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $325 for both the three months ended April 30, 2008 and 2007, respectively, and $652 and $673 for the six months ended April 30, 2008 and 2007, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 2.7 years.

        Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc. (formerly "VendingData") and deposits associated with equipment purchases. See Note 12 for more information related to the Elixir Gaming Technologies, Inc. (formerly "VendingData") litigation.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

3. CURRENT AND LONG-TERM ASSETS (Continued)

        Other long term assets of $1,893 and $2,173 as of April 30, 2008 and October 31, 2007, principally include $1,372 and $1,659, respectively, of prepaid licensing costs and $523 and $512, respectively, of restricted cash related to the Kings Gaming Inc. contingent consideration in connection with the purchase of the Play Four Poker™ patent and trademark. See Note 5 for more information related to Kings Gaming contingent consideration.

        We classify our investment in Sona as available-for-sale. Our investment is recorded at fair market value, which, as of April 30, 2008 and October 31, 2007, was $1,192 and $1,749, respectively. See Note 1 for discussion relating to our investment in Sona and the related impairment write-down recognized in the condensed consolidated statements of income for the three and six month periods ended April 30, 2008.

        See Note 2 for discussion related to the $4,750 PGIC TGD prepaid royalty.

4. INTANGIBLE ASSETS AND GOODWILL

        Amortizable intangible assets.    All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $3,709 and $2,693 for the three months ended April 30, 2008 and 2007, respectively, and $7,329 and $5,357 for the six months ended April 30, 2008 and 2007, respectively.

        Amortizable intangible assets are comprised of the following as of April 30, 2008 and October 31, 2007:

	Weighted Avg Useful Life	April 30, 2008	October 31, 2007
Amortizable intangible assets:
Patents, games and products	10 years	$65,257	$62,465
Less: accumulated amortization		(30,091)	(23,945)

		35,166	38,520

Customer relationships	10 years	23,712	23,537
Less: accumulated amortization		(3,322)	(2,251)

		20,390	21,286

Licenses and other	6 years	5,913	5,136
Less: accumulated amortization		(2,117)	(1,813)

		3,796	3,323

Developed technology	4 years	10,349	10,254
Less: accumulated amortization		(5,821)	(4,486)

		4,528	5,768

PGIC Backlog	1 Year	126	126
Less: accumulated amortization		(68)	(11)

		58	115

Total		$63,938	$69,012

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

4. INTANGIBLE ASSETS AND GOODWILL (Continued)

        Trademark.    Intangibles with an indefinite life consisting of the Stargames and CARD trademarks are not amortized and were $22,611 and $22,331 as of April 30, 2008 and October 31, 2007, respectively.

        Goodwill.    Changes in the carrying amount of goodwill for the six months ended April 30, 2008, are as follows:

	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
Balance at October 31, 2007	$43,456	$7,373	$42,965	$11,560	$105,354
Foreign currency translation adjustment	2,830	—	400	108	3,338

Balance at April 30, 2008	$46,286	$7,373	$43,365	$11,668	$108,692

        All of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD. For both domestic and foreign income tax purposes only, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting units, as defined under SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142").

5. DEBT

        Debt consisted of the following:

	April 30, 2008	October 31, 2007
Contingent convertible senior notes (Notes), fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (Revolver)	66,180	75,680
PGIC TGD minimum consideration, non-interest bearing, due in installments through 2011	3,066	2,922
BTI acquisition contingent consideration	1,480	2,434
Kings Gaming Inc. contingent consideration	501	512
Bet the Set "21" contingent consideration	444	478
ENPAT note payable, non-interest bearing, due in installments through 2007	—	2,985

Total debt	221,671	235,011

Less: current portion	(150,776)	(3,672)

Total long-term debt	$70,895	$231,339

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

        As indicated above, the Notes may be converted to cash on April 15, 2009. The Company expects that the Note holders will exercise this option on April 15, 2009, accordingly, we have classified the entire $150,000 Notes in current portion of debt. Due to the classification of the Notes as of April 30, 2008, we have a working capital deficit of $85,919. Prior to or at the time of such mandatory repurchase, we would have to refinance the Notes or otherwise obtain the capital to repurchase the Notes. We currently do not have financing alternatives in place, however we are exploring various financing alternatives. Our ability to refinance the Notes would be subject to prevailing market

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

5. DEBT (Continued)

conditions at the time and could lead to a higher cost of capital or dilute our equity, depending on which strategy or combination of strategies we select.

        $100,000 senior secured revolving credit facility.    On November 30, 2006, we entered into a $100,000 senior secured revolving credit facility (the "Revolver") with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the facility, which was used to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the "Old Credit Agreement"). The outstanding balance of the Revolver was $66,180 at April 30, 2008. Our effective interest rate as of April 30, 2008 was 6.91%. Any remaining amount available under the Revolver will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

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

        As of April 30, 2008, we had approximately $33,820 of available remaining credit under the Revolver. We have two financial maintenance covenants under our Credit Facility: a Total Leverage Ratio and an Interest Expense Coverage ratio. Our Credit Agreement prohibits us from exceeding a Total Leverage Ratio, as defined therein, of 4.5:1. Our Total Leverage Ratio as of October 31, 2007 was 3.8 to 1.0; our ratio as of April 30, 2008 was 3.9 to 1.0. Our Credit Agreement requires us to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2007 was 8.4 to 1.0; our ratio as of April 30, 2008 was 7.6 to 1.0.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

5. DEBT (Continued)

        PGIC Table Games Division minimum consideration.    In connection with our acquisition of PGIC's worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of April 30, 2008 of $3,066 represents the discounted present value of the future payments, excluding imputed interest of approximately $434 using an effective interest rate of 7.25%

        BTI liabilities.    In connection with our acquisition of certain assets from Bet Technology, Inc. ("BTI") in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of April 30, 2008, was $1,480.

        Kings Gaming Inc. contingent consideration.    In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 ("Maturity Date"); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 ("Effective Date"). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of April 30, 2008 was $501. We paid $22 of interest on the first anniversary date of the Effective Date, April 17, 2008. Our effective interest rate as of April 30, 2008 was 4.16%.

        Bet the Set "21" contingent consideration.    In connection with our acquisition of Bet the Set "21" in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of "adjusted gross revenues," as defined, attributed to the Bet the Set "21"® side bet table games up to a maximum of $560. The balance of this liability as of April 30, 2008, was $444.

        ENPAT note payable.    In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of April 30, 2008 and October 31, 2007 was $0 and $2,985, respectively, which represented the discounted present value of the future payments, including imputed interest of approximately $146. The remaining principal and interest payment of $3,000 was paid in December 2007.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

6. SHAREHOLDERS' EQUITY

        Common stock repurchases.    Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. As such, for the three months ended April 30, 2008 and 2007, no shares of our common stock were repurchased. For the six month periods ended April 30, 2008 and 2007, we repurchased 0 and 75 shares of our common stock at an average price of $0 and $25.77, for a total cost of $0 and $1,993. As of April 30, 2008, $28,203 remained outstanding under our board authorizations. We cancel shares that we repurchase.

        The timing of our common stock repurchases pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

        Tax benefit from stock option exercises.    During the six months ended April 30, 2008 and 2007, we realized income tax benefits of $0 and $1,748, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

        Other comprehensive income.    Other comprehensive income consists of foreign currency translation adjustments and adjustments to our investment in Sona, in accordance with SFAS 115, for the three and six months periods ended April 30, 2008. Other comprehensive income consists of foreign currency translation adjustments for the three and six months periods ended April 30, 2007. The following table provides information related to comprehensive income for the three and six months periods ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net income	$3,048	$3,440	$1,245	$5,465
Currency translation adjustments	11,541	10,781	6,825	12,069
Unrealized loss on investment in Sona	632	—	(123)	—

Total comprehensive income	$15,221	$14,221	$7,947	$17,534

7. SHARE-BASED COMPENSATION

        Share-based award plans.    In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the "2004 Directors' Plan"). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors' Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock and restricted stock units, individually or in any combination (collectively referred to as "Awards"). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and expires in ten years. Equity granted under the 2004 Directors' Plan generally vests

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

7. SHARE-BASED COMPENSATION (Continued)

immediately and expires in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

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

        As of April 30, 2008, 539 and 668 shares are available for grant under the 2004 Plan and 2004 Directors' Plan, respectively. A summary of activity under our shared-based payment plans for the period ended April 30, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2007	2,906	$19.68	6.4	$2,757
Granted	607	9.71	—	—
Exercised	—	—	—	—
Forfeited or expired	(52)	24.57	—	—

Outstanding at April 30, 2008	3,461	17.86	6.6	9

Exercisable at April 30, 2008	2,339	17.81	5.6	9
Vested and expected to vest at April 30, 2008	3,269	17.86	6.6	9

        Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table. For the three months ended April 30, 2007, no stock option awards were granted.

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Option valuation assumptions:
Expected dividend yield	—	—	—	—
Expected volatility	50.0%	—	46.5%	39.2%
Risk-free interest rate	2.4%	—	3.0%	4.5%
Expected term	4.22 years	—	4.22 years	4.19 years

        The total income tax benefits from stock option exercises during the six months ended April 30, 2008 and 2007 were $0 and $1,748, respectively. As of April 30, 2008, there was a total of $5,283 of

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

7. SHARE-BASED COMPENSATION (Continued)

unamortized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

        During the six months ended April 30, 2008 and 2007, we issued 59 and 205 shares of restricted stock, respectively, with an aggregate fair value of $697 and $5,409, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

        A summary of activity related to restricted stock as of April 30, 2008 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 31, 2007	486	$26.19
Granted	59	11.64
Exercised	(22)	19.85
Forfeited	(1)	9.09

Nonvested at April 30, 2008	522	23.92

        As of April 30, 2008, there was $6,638 of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.

        Recognition of compensation expense.    The following table shows information about compensation costs recognized:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Compensation costs:
Stock options	$329	$526	$884	$1,140
Restricted stock	625	762	1,462	1,589

Total compensation cost	954	1,288	2,346	2,729
Related tax benefit	$(226)	$(368)	$(573)	$(793)

        Reported share-based compensation expense was classified as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Cost of sales	$6	$16	$12	$21
Selling, general and administrative	846	1,185	2,143	2,557
Research and development	102	87	191	151

Total share-based compensation	$954	$1,288	$2,346	$2,729

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

8. INCOME TAXES

        Our effective income tax rate for continuing operations for the three months ended April 30, 2008 and 2007 was 34.1% and 31.3%, respectively. Our effective income tax rate for continuing operations for the six months ended April 30, 2008 and 2007, was 33.5% and 28.9%, respectively. The difference between the federal statutory rate and our effective income tax rate is primarily due to the relative size of certain significant permanent items (e.g. interest expense and research & development tax benefits) to book income. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under FIN 48, as well as accumulated interest and penalties and other deductions.

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

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

9. EARNINGS PER SHARE

        Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Income from continuing operations	$3,049	$3,427	$1,246	$5,378

Basic:
Weighted average shares	34,726	34,696	34,722	34,663

Diluted:
Weighted average shares, basic	34,726	34,696	34,722	34,663
Dilutive effect of options and restricted stock	45	640	102	797
Dilutive effect of contingent convertible notes	—	—	—	5

Weighted average shares, diluted	34,771	35,336	34,824	35,465

Basic earnings per share	$0.09	$0.10	$0.04	$0.16
Diluted earnings per share	$0.09	$0.10	$0.04	$0.15
Weighted average anti-dilutive shares excluded from diluted EPS	20,187	3,370	15,472	2,017

        We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 ("EITF 04-8"), "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. During the six months ended April 30, 2008, the average fair value of our common stock did not exceed $28.07. During the six months ended April 30, 2007, the average fair value of our common stock did exceed $28.07, resulting in 5 additional dilutive shares.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

10. OTHER EXPENSE

        Other expense is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Interest income	$579	$392	$941	$784
Interest expense	(1,968)	(1,831)	(3,992)	(3,722)
Amortization of debt issue costs	(325)	(325)	(652)	(673)
Foreign currency gain (loss)—net	(1,196)	(990)	(870)	(1,130)
Other	(11)	(3)	16	(7)

Total Other expense	$(2,921)	$(2,757)	$(4,557)	$(4,748)

        Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.

        Interest expense for the three and six months ended April 30, 2008 and 2007, primarily relates to interest on our Notes and Revolver.

        Amortization of debt issue costs for the three and six months ended April 30, 2008 and 2007, relate to our Notes and Revolver.

        Foreign currency loss relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are settling certain inter-company balances, which have resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation".

11. OPERATING SEGMENTS

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we report segment information based on the "management approach". The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

        During fiscal 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five point strategy. Specifically, our Las Vegas-based operations were divided into two distinct divisions: a corporate headquarters group and a new profit center called Shuffle Master-Americas. The organizational changes also included the formation of the Corporate Product Group ("CPG"). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

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

        Operating income for each segment excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments. The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

11. OPERATING SEGMENTS (Continued)

        The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenue:
Utility	$21,853	$22,100	$39,370	$39,885
Proprietary Table Games	9,776	7,488	18,933	15,903
Electronic Table Systems	6,672	5,116	12,210	10,583
Electronic Gaming Machines	10,683	9,883	16,324	15,523
Unallocated Corporate	19	57	63	91

	$49,003	$44,644	$86,900	$81,985

Gross profit:
Utility	$12,303	$14,177	$22,909	$25,562
Proprietary Table Games	8,585	6,244	15,753	13,460
Electronic Table Systems	3,407	2,609	5,697	5,332
Electronic Gaming Machines	5,186	3,670	7,067	5,560
Unallocated Corporate	(291)	(25)	(390)	(66)

	$29,190	$26,675	$51,036	$49,848

Operating income (loss):
Utility	$9,588	$10,602	$17,545	$18,847
Proprietary Table Games	7,609	5,337	14,105	11,169
Electronic Table Systems	1,811	969	2,100	1,392
Electronic Gaming Machines	3,051	1,992	3,190	2,369
Unallocated Corporate	(14,076)	(11,036)	(30,075)	(21,207)

	$7,983	$7,864	$6,865	$12,570

Depreciation and amortization:
Utility	$2,293	$2,157	$4,656	$4,764
Proprietary Table Games	967	638	2,002	1,254
Electronic Table Systems	1,594	896	2,942	1,206
Electronic Gaming Machines	310	173	682	372
Unallocated Corporate	1,008	1,054	1,906	2,242

	$6,172	$4,918	$12,188	$9,838

Capital expenditures:
Utility	$1,893	$2,112	$3,423	$2,836
Proprietary Table Games	452	—	877	—
Electronic Table Systems	1,669	510	4,065	2,736
Electronic Gaming Machines	163	17	233	210
Unallocated Corporate	420	927	772	1,163

	$4,597	$3,566	$9,370	$6,945

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

11. OPERATING SEGMENTS (Continued)

REVENUE BY GEOGRAPHIC AREA

        The following provides financial information concerning our revenues by geographic area for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,				Six Months Ended April 30,
	2008		2007		2008		2007
Revenue:
United States	$21,323	43.5%	$17,687	39.6%	$41,422	47.7%	$39,744	48.4%
Canada	2,508	5.1%	2,351	5.3%	3,751	4.3%	4,020	4.9%
Other North America	524	1.1%	443	1.0%	1,054	1.2%	957	1.2%
Europe	4,233	8.7%	2,386	5.3%	7,478	8.6%	4,166	5.1%
Australia	13,869	28.3%	9,215	20.6%	23,586	27.1%	18,499	22.6%
Asia	4,864	9.9%	11,598	26.0%	6,564	7.6%	13,031	15.9%
Other	1,682	3.4%	964	2.2%	3,045	3.5%	1,568	1.9%

	$49,003	100.0%	$44,644	100.0%	$86,900	100.0%	$81,985	100.0%

        Revenues by geographic area are determined based on the location of our customers. For the three and six months ended April 30, 2008, sales to customers outside the United States accounted for 56.5% and 52.3%, respectively, of consolidated revenue, compared to 60.4% and 51.6%, respectively, for the same prior year period.

12. COMMITMENTS AND CONTINGENCIES

        Purchase commitments.    From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of April 30, 2008, our significant inventory purchase commitments totaled $12,432 which are primarily related to our one2six® shufflers, Easy Chipper C™, Table Master™, Vegas Star®, Rapid Table Games™ and our EGMs. These purchase commitments represent short-term open purchase orders with our vendors as of April 30, 2008.

        Minimum royalty payments.    In June 2007, we entered into a License Agreement with DEQ Systems Corporation ("DEQ") related to the licensing of intellectual property for use in our business which contains annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $20,081 through 2019. The annual minimum royalty payments under this agreement

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

are only required in order for us to preserve our exclusivity rights. The following table assumes that we will preserve our exclusivity rights.

As of April 30,
2008	$200
2009	750
2010	1,550
2011	1,705
2012	1,876
Thereafter	14,000

Total	$20,081

        If we are not an exclusive distributor, the annual minimum royalty would be $0.

        Employment agreements.    We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2008, minimum aggregate severance benefits totaled $5,775 for employment agreements expiring through 2009.

        Legal Proceedings.    In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, "Accounting for Contingencies," we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. See Note 15, "Commitments and Contingencies" to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2007 and Note 12, "Commitments and Contingencies" to our Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2008 for further discussion of certain of our legal proceedings and other matters. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

        Certain recent developments concerning our legal proceedings and other matters are discussed below:

          1.     VendingData II—On February 1, 2008, the Court granted VendingData's Motion for Summary Judgment and denied Shuffle Master's Cross Motion for Summary Judgment. We appealed this ruling on February 29, 2008. On February 15, 2008, VendingData filed a Motion for Attorney's Fees and Costs requesting in excess of approximately $1,800, based on VendingData's

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

  theory that the case was filed by us in bad faith and that the case was a "vexatious" litigation. On March 17, 2008, we filed an opposition to the Motion for Attorney's Fees and Costs. On March 25, 2008, the Court stayed all proceedings in regards to the Motion for Attorney's Fees and Costs until the resolution of the appeal of Shuffle Master's Cross Motion for Summary Judgment. The appeal process will likely not be concluded until some time in calendar year 2009. We believe the likelihood of some unfavorable outcome in this matter is reasonably possible. We cannot, however, at this time, reasonably estimate an expected loss, if any. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

          2.     GEI—On March 6, 2008, the Court ordered the Clerk to enter default against GEI. The Clerk entered default against GEI on March 6, 2008. In accordance with the Court's order of March 6, 2008, we sought appropriate damages, an injunction and costs to be included in a default judgment. At this time, we do not believe that we will suffer any loss. See also subsequent events.

          3.     MP Games I—On March 21, 2008, the Court entered an order on the summary judgment motions filed by us and the defendants. The result of the ruling is that the only pending claims in the case are a claim by the defendants of patent infringement related to two patents. Losses to us from these remaining claims are a remote possibility. At this time, we do not believe that we will suffer any loss as a result of the Court's summary judgment ruling, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

          4.     Class Action Lawsuit—A Consolidated Class Action Complaint ("Consolidated Complaint") was filed on February 5, 2008. The Consolidated Complaint asserts the same causes of action for violation of federal securities law as the initial lawsuits, and applies to a class period of February 1, 2006 to March 12, 2007. The Consolidated Complaint contains essentially the same material allegations as in the initial lawsuits, and also contains allegations arising out of the Company's acquisition of Stargames and disclosures concerning the Company's internal controls. This Consolidated Complaint supersedes all previously filed lawsuits covering this class period. On March 25, 2008, defendants filed a Motion to Dismiss. At this time, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material. See also subsequent events.

          5.     Shareholder Derivative Suits—On March 26, 2008, the Court approved an updated stipulation, which provided that plaintiffs will file a consolidated amended complaint on or about August 1, 2008. At this time, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

          6.     Data Financial—On March 31, 2008, we filed a lawsuit for declaratory relief against Data Financial Business Services, Inc. ("Data Financial") in the Eighth Judicial District Court, Clark County, Nevada. The lawsuit revolves around the termination of a sales representative agreement wherein Data Financial was our sales representative in several States including: Wisconsin, South Dakota, North Dakota, parts of Minnesota and parts of Michigan. On April 25, 2008, Data Financial removed the case to the United States District Court for the District of Nevada. On

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited, in thousands, except unit/seat and per share amounts)

12. COMMITMENTS AND CONTINGENCIES (Continued)

  April 30, 2008, we were served with an Amended Complaint filed by Data Financial in the Circuit Court, Milwaukee County, State of Wisconsin. This complaint also seeks declaratory relief.

          In certain papers filed in one of the pending actions, Data Financial claims that Data Financial will be entitled to in excess of $2,500 as a result of an alleged violation by us of the Wisconsin Fair Dealership Law in our termination of the sales representative agreement. At this time, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material. See also subsequent events.

          7.     Awada I

          We do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

          See Note 13 for any subsequent events relating to the above legal proceedings.

13. SUBSEQUENT EVENTS

        Legal Proceedings update.    (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 12):

          2.     GEI—On May 20, 2008, the Court set a hearing for June 9, 2008 on our Motion for a Default Judgment.

          4.     Class Action Lawsuit—On May 2, 2008, lead plaintiffs filed an opposition to the defendant's Motion to Dismiss. On May 30, 2008, the defendants filed a reply brief in support of the motion. No hearing date has been set by the Court.

          6.     Data Financial—On May 9, 2008, we signed a stipulation with Data Financial to stay certain actions in pending litigation matters until July 1, 2008 due to the parties' agreement to participate in mediation. On May 14, 2008, we filed a Motion to Remand the Nevada case from the United States District Court for the District of Nevada to the Eighth Judicial District Court. A mediation is now scheduled for June 24, 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        There are statements herein which are forward-looking statements that are based on management's beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management's current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management's beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "project," "plan," "predict," "might," "may," "could", and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, "Risk Factors." The following discussion should be read in conjunction with the our 2007 Annual Report on Form 10-K (the "2007 Form 10-K") filed with the U.S. Securities and Exchange Commission ("SEC") and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

        Our Utility segment includes a full line of automatic card shufflers for use with the vast majority of card table games as well as chip sorting machines for use on roulette tables. We also have acquired and/or are developing other products that automatically gather data to enable casinos to track table game play, such as Table iD™, part of our ITS product offerings, currently in development with International Game Technology ("IGT") and Progressive Gaming International Corporation ("PGIC"). We also developed the iShoe™, which holds up to eight decks of cards and can be trained to read any card type using interfaces with an LCD monitor that displays game history and trends.

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

Continue development of relevant technology to drive new products across all product lines

        This includes our card reading shoes and shufflers, shuffler interface with table systems, table game progressive systems and development of new titles for all of our e-table platforms on a worldwide basis.

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

The monetization of non-core assets and the utilization of the proceeds to reduce debt

        We continue to undertake a careful review of all of our assets with an eye toward utilizing the proceeds from such dispositions, or other forms of monetization such as royalty or license arrangements, to reduce our debt.

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

        We expect to improve our gross margins through the anticipated success of our fourth initiative of value engineering to reduce manufacturing costs.

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

        The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended April 30,				Six Months Ended April 30,
	2008		2007		2008		2007
Revenue
Utility products	$21,853	44.6%	$22,100	49.5%	$39,370	45.2%	$39,885	48.7%
Proprietary Table Games	9,776	19.9%	7,488	16.8%	18,933	21.8%	15,903	19.4%
Electronic Table Systems	6,672	13.6%	5,116	11.5%	12,210	14.1%	10,583	12.9%
Electronic Gaming Machines	10,683	21.8%	9,883	22.1%	16,324	18.8%	15,523	18.9%
Other	19	0.1%	57	0.1%	63	0.1%	91	0.1%

Total revenue	49,003	100.0%	44,644	100.0%	86,900	100.0%	81,985	100.0%
Cost of revenue	19,813	40.4%	17,969	40.2%	35,864	41.3%	32,137	39.2%

Gross profit	29,190	59.6%	26,675	59.8%	51,036	58.7%	49,848	60.8%
Selling, general and administrative	16,637	34.0%	14,308	32.0%	35,012	40.3%	28,878	35.2%
Research and development	4,570	9.3%	4,503	10.1%	9,159	10.5%	8,400	10.2%

Income from operations	7,983	16.3%	7,864	17.7%	6,865	7.9%	12,570	15.4%
Other expense	(2,921)	(6.0)%	(2,757)	(6.2)%	(4,557)	(5.2)%	(4,748)	(5.8)%
Equity method investment loss	—	0.0%	(120)	(0.3)%	—	0.0%	(261)	(0.3)%
Impairment of investment	(433)	(0.9)%	—	0.0%	(433)	(0.5)%	—	0.0%

Income from continuing operations before tax	4,629	9.4%	4,987	11.2%	1,875	2.2%	7,561	9.3%
Income tax provision	1,580	3.2%	1,560	3.5%	629	0.7%	2,183	2.7%

Income from continuing operations	3,049	6.2%	3,427	7.7%	1,246	1.5%	5,378	6.6%
Discontinued operations, net of tax	(1)	(0.0)%	13	0.1%	(1)	(0.0)%	87	0.1%

Net income	$3,048	6.2%	$3,440	7.8%	$1,245	1.5%	$5,465	6.7%

        Our revenue and results of operations are most affected by unit/seat placements, through lease or sale, of our products. The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. These factors are, in turn, affected by the gaming industry generally and our customers' assessment of our products. Our current pricing strategy reflects our desire to shift to a lease model from a sales model. It should be noted that our leasing strategy is primarily geographical in that many customers outside the U.S. purchase product rather than lease. The retail sales price of all products has been increased such that the majority of customers should be inclined to lease rather than purchase our products. Also impacting revenues is our introductory pricing, which is used to encourage both sale and lease of new products to customers and entails initially pricing products lower than the expected sales price and/or list price.

        Our overall financial results are affected by fluctuations in selling, general and administrative expenses and our continued investment in research and development activities. Our margins are impacted by our renewed emphasis on leasing versus selling, the shift in product mix, timing of installations and related upfront installation charges, as well as increases in non-cash depreciation and amortization expenses attributable to our recent acquisitions. In general, lease gross margin percentages are greater than the sales gross margin percentages of those same products. However, gross margin lease dollars will be lower in total overall impact than those of a sale due to the much higher price of a sale versus a lease. Notwithstanding the factors that can impact our gross margin percentages during any given period, lease margin percentages are greater than the sales margin percentages for the same product. Accordingly, we anticipate that gross margin percentages will increase under our lease model.

        The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,			Six Months Ended April 30,
			% Change			% Change
	2008	2007		2008	2007
Revenue:
Leases and royalties	$17,384	$13,066	33.0%	$34,403	$26,064	32.0%
Sales and service	31,600	31,521	0.3%	52,434	55,830	(6.1)%
Other	19	57	(66.7)%	63	91	(30.8)%

Total	$49,003	$44,644	9.8%	$86,900	$81,985	6.0%

Cost of revenue:
Leases and royalties	$5,130	$3,904	31.4%	$10,599	$7,567	40.1%
Sales and service	14,683	14,065	4.4%	25,265	24,570	2.8%

Total	$19,813	$17,969	10.3%	$35,864	$32,137	11.6%

Gross profit:
Leases and royalties	$12,254	$9,162	33.7%	$23,804	$18,497	28.7%
Sales and service	16,917	17,456	(3.1)%	27,169	31,260	(13.1)%
Other	19	57	(66.7)%	63	91	(30.8)%

Total	$29,190	$26,675	9.4%	$51,036	$49,848	2.4%

Gross margin:
Leases and royalties	70.5%	70.1%		69.2%	71.0%
Sales and service	53.5%	55.4%		51.8%	56.0%
Total	59.6%	59.8%		58.7%	60.8%

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

        Our total revenues were $49,003 and $86,900 for the three and six months ended April 30, 2008, respectively, compared to $44,644 and $81,985 in the same prior year periods. The increase in total revenues for the three and six months ended April 30, 2008, is due to the following factors:

  •
  Our leases and royalties revenue growth for the three and six months ended April 30, 2008 as compared to the same prior year periods, reflects the renewed emphasis on our leasing model predominantly in North America. Utility, PTG and ETS segment lease and royalty revenues increased from the same prior year periods due to increases in either our monthly average lease price, significant increases in our leased units / seats installed base and the approximate 600 unit installed base that we acquired in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007.

  •
  Utility lease revenue for the three and six months ended April 30, 2008 was $6,911 and $13,735, respectively, as compared to $5,889 and $11,885, respectively, in the same prior year periods. This 17.4% and 15.6% increase in Utility lease revenue was principally driven by a 721 shuffler unit increase in our lease installed base as well as increases in our monthly average lease prices period over period.

  •
  PTG royalty and lease revenue for the three and six months ended April 30, 2008 was $8,150 and $16,235, respectively, as compared to $6,081 and $11,892, respectively, in the same prior year periods. This 34.0% and 36.5% increase in PTG royalty and lease revenue was due to measurable organic revenue growth in our traditional non-PGIC table games as well as the revenues associated with the acquisition of an approximate 600 unit installed base in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007. See Note 2 for a detailed discussion of the PGIC TGD acquisition.

  •
  ETS royalty and lease revenue for the three and six months ended April 30, 2008 was $2,323 and $4,433, respectively, as compared to $1,080 and $2,259, respectively, in the same prior year periods. This 115.1% and 96.2% increase was primarily driven by an additional 495 seats of Table Master™ and an additional 110 seats of Vegas Star® e-Table seats on lease.

        Our sales and service revenue for the three months ended April 30, 2008 was relatively flat as compared to the same prior year period. For the six months ended April 30, 2008, offsetting our increase in lease and royalty revenue was a decrease in our sales and service revenue of $3,396, or 6.1%, which is consistent with our renewed emphasis on leasing versus selling.

  •
  Utility sales and service revenue for the three and six months ended April 30, 2008 was $14,942 and $25,635, respectively, as compared to $16,211 and $28,000, respectively, in the same prior year periods. This 7.8% and 8.4% decrease was due to reductions in units sold as well as decreases in conversions from leased to sold units. This is consistent with our renewed emphasis on leasing versus selling. Offsetting the decline in units is an increase in our average sales price, which is consistent with our pricing strategy.

  •
  PTG sales and service revenue for the three and six months ended April 30, 2008 was $1,626 and $2,698, respectively, as compared to $1,407 and $4,011, respectively, in the same prior year periods. The 15.6% increase in PTG sales and service revenue for the three months ended April 30, 2008 as compared to the same prior year period was predominantly due to an 18 unit increase in our PTG sold units. The 32.7% decrease in PTG sales and service revenue for the six months ended April 30, 2008 as compared to the same prior year period was predominantly due to a 38 unit decrease in our PTG sold units combined with a shift in the sold unit product mix for the period.

  •
  ETS sales and service revenue for the three and six months ended April 30, 2008 was $4,349 and $7,777, respectively, as compared to $4,036 and $8,324, respectively, in the same prior year periods. The 7.8% increase for the three months ended April 30, 2008 as compared to the same prior year period was primarily caused by an increase in our average sales price associated with our Vegas Star e-Table platform. The decrease of 6.6% for the six months ended April 30, 2008 as compared to the same prior year period was primarily caused by a decrease in sold seats offset by a significant increase in our average sales price associated with our Vegas Star and Rapid Table Games e-Table platforms.

  •
  EGM sales and service revenue for the three and six months ended April 30, 2008 was $10,683 and $16,324, respectively, as compared to $9,866 and $15,506, respectively, in the same prior year periods. These 8.3% and 5.3% increases primarily were due to a significant increase in our average sales price of our EGM's.

        Although revenue increased for the three and six months ended April 30, 2008 as compared to the same prior year periods, our gross margin percentage, showed a slight decline for the three months ended April 30, 2008 as compared to the same prior year period and a slightly larger decrease for the six months ended April 30, 2008 as compared to the same prior year period.

        The decline in our gross margin for the six months ended April 30, 2008 as compared to the same prior year period was caused principally by the following factors:

  •
  Consistent with our renewed emphasis on leasing as opposed to selling our products, we had fewer conversion sales in our Utility and PTG segments as compared to the same prior year period. Such sales have historically yielded higher gross margins.

  •
  Our leases and royalty margins were impacted by the continued shift in product mix, timing of lease installations, as well as introductory pricing on newer products. These margins were negatively impacted by upfront installation charges for newly placed e-Table gaming products that are on either month-to-month operating leases or participation arrangements.

        See our detailed discussion of our period-over-period results following this discussion as well as our results of our operating segments under "Segment Operating Results."

OPERATING EXPENSES

	Three Months Ended April 30,			Six Months Ended April 30,
			% Change			% Change
	2008	2007		2008	2007
Selling, general and administrative	$16,637	$14,308	16.3%	$35,012	$28,878	21.2%
Percentage of revenue	34.0%	32.0%		40.3%	35.2%
Research and development	$4,570	$4,503	1.5%	$9,159	$8,400	9.0%
Percentage of revenue	9.3%	10.1%		10.5%	10.2%
Total operating expenses	$21,207	$18,811	12.7%	$44,171	$37,278	18.5%
Percentage of revenue	43.3%	42.1%		50.8%	45.5%

        Selling, General and Administrative Expenses ("SG&A").    SG&A increased at a higher rate than our revenues during the three and six months ended April 30, 2008. The increase in SG&A expenses primarily reflects the following:

SG&A—Three Months Ended Comparison

  •
  Personnel cost increased $1,688, or 18.7%, to $10,705 for the three months ended April 30, 2008, as compared to $9,017 over the same prior year period, which related to staffing our newly established corporate division and to bolster the sales and service staff in our Shuffle Master Americas profit center to support the growth of our newer products, including our e-Table product line, and expansion into new territories.

  •
  Corporate legal expense increased $511, or 56.2%, to $1,420 for the three months ended April 30, 2008, as compared to $909 over the same prior year period. Corporate legal costs principally related to VendingData II, shareholder derivative claims and other general corporate matters (for further information on Legal Proceedings, see Note 12). Total legal expenses were offset by $468 related to legal fees reimbursable under our D&O insurance policy (see Note 3). We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and defend the shareholder derivative claims and class action lawsuit.

  •
  Costs of $704 associated with the increased facilities and staffing in our Macau operation to enhance our competitive presence in that market.

  •
  Increases of approximately $999 at our foreign subsidiaries due to the weakening of the U.S. dollar.

  •
  Total SG&A expenses were offset by a gain of $738 recognized on the sale of our fractional ownership in a Net Jets, Inc. ("Net Jets") corporate airplane. Effective February 27, 2008, we sold our interest in the airplane. This sale, carried out as part of our strategic initiative to monetize certain non-core assets, resulted in proceeds of approximately $1,309, comprising the agreed-upon sales price of $1,290 plus additional credits of $19.

SG&A—Six Months Ended Comparison

  •
  Personnel cost increased $3,356, or 18.8%, to $21,250 for the six months ended April 30, 2008, as compared to $17,894 over the same prior year period, which related to staffing our newly established corporate division and to bolster the sales and service staff in our Shuffle Master Americas profit center to support the growth of our newer products, including our e-Table product line, and expansion into new territories.

  •
  Corporate legal expense increased $957, or 53.9%, to $2,731 for the six months ended April 30, 2008, as compared to $1,774 over the same prior year period. Corporate legal costs principally related to VendingData II, shareholder derivative claims and other general corporate matters (for further information on Legal Proceedings, see Note 12). Total legal expenses were offset by $650 related to legal fees reimbursable under our D&O insurance policy (see Note 3). We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and defend the shareholder derivative claims and class action lawsuit.

  •
  Costs of $1,204 associated with the increased facilities and staffing in our Macau operation to enhance our competitive presence in that market.

  •
  Severance costs of approximately $360 associated with the departure of a senior executive in our corporate office.

  •
  Increases of approximately $1,759 at our foreign subsidiaries due to the weakening of the U.S. dollar.

  •
  Total SG&A expenses were offset by a gain of $738 recognized on the sale of our partial interest in a Net Jets business jet. See "SG&A-Three Months Ended" discussion for detail.

        Research and Development Expenses ("R&D").    Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. R&D expense increased $67, or 1.5%, to $4,570 for the three months ended April 30, 2008, as compared to $4,503 for the same prior year period. R&D expense increased $759, or 9.0%, to $9,159 for the six months ended April 30, 2008, as compared to $8,400 for the same prior year period. A significant part of the increase for both the three and six months ended April 30, 2008 in R&D relates to approximately $164 and $434 respectively, at our foreign subsidiaries due to the weakening of the U.S. dollar.

        The increase in R&D expenses can also be attributed to our newly created Corporate Products Group ("CPG"), which was a new department formed in our fourth quarter of fiscal 2007. The CPG is responsible for overseeing the creation and development of our existing and future product lines as well as overseeing our global products R&D. For the three and six months ended, April 30, 2008, approximately $248 and $388 respectively, was expended by the newly formed CPG for general operational purposes.

        Each year we continue to spend significant R&D efforts on the development of newer generation products in each of our segments. For the three and six months ended April 30, 2008, R&D expenses related to our Utility segment, were primarily in support of our next generation shufflers and secondarily in support of our card recognition products and other table accessories. For our PTG segment, R&D related to the development of new progressive table games with bonusing options and side bets. For our ETS segment, R&D predominantly focused on developing newer and more innovative e-Table configurations, which include our Table Master™, Rapid Table Games™ and Vegas Star® products such as Ultimate Draw Poker, Vegas Star Craps and Rapid Craps. For our EGM segment, R&D principally related to developing and commercializing new content with respect to the new PC4 operating platform.

        We believe that one of our strengths is identifying new and relevant product opportunities and refining current products. We expect to continue to spend a significant portion of our revenues on research and development.

DEPRECIATION AND AMORTIZATION EXPENSES

        Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. Depreciation and amortization expenses increased $1,254, or 27.3%, to $5,847 for the three months ended April 30, 2008, as compared to $4,593 for the same prior year period. Depreciation and amortization expenses increased $2,371, or 25.9%, to $11,536 for the six months ended April 30, 2008, as compared to $9,165 for the same prior year period.

        The increase is principally attributable to the PGIC TGD acquisition in the fourth quarter of 2007 as well as an increase in our leased asset installed base year over year. Of the increase in depreciation and amortization, approximately $1,001 and $1,901 is included in gross margin for the three and six months ended April 30, 2008, respectively.

OTHER EXPENSE

        Other expense is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Interest income	$579	$392	$941	$784
Interest expense	(1,968)	(1,831)	(3,992)	(3,722)
Amortization of debt issue costs	(325)	(325)	(652)	(673)
Foreign currency gain (loss)—net	(1,196)	(990)	(870)	(1,130)
Other	(11)	(3)	16	(7)

Total Other expense	$(2,921)	$(2,757)	$(4,557)	$(4,748)

        Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.

        Interest expense for the three and six months ended April 30, 2008 and 2007, primarily relates to interest on our Notes and Revolver.

        Amortization of debt issue costs for the three and six months ended April 30, 2008 and 2007, relates to our Notes and Revolver.

        Foreign currency loss relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are settling certain inter-company balances, which have resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, "Foreign Currency Translation".

INCOME TAXES

        Our effective income tax rate for continuing operations for the three months ended April 30, 2008 and 2007 was 34.1% and 31.3%, respectively. Our effective income tax rate for continuing operations for the six months ended April 30, 2008 and 2007, was 33.5% and 28.9%, respectively. The difference between the federal statutory rate and our effective income tax rate is primarily due to the relative size of certain significant permanent items (e.g. interest expense and research & development tax benefits) to book income. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under FIN 48, as well as accumulated interest and penalties and other deductions.

        During the six months ended April 30, 2008 and 2007, we realized income tax benefits of $0 and $1,748, respectively, related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no effect on our provision for income taxes.

        See Note 8 for a discussion of the impact of the adoption of FIN 48 in November 2007.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units and per unit/seat amounts)

UTILITY SEGMENT OPERATING RESULTS—THREE MONTHS ENDED

	Three Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
Utility segment revenue
Lease	$6,911	$5,889	$1,022	17.4%
Sales—Shuffler	10,744	13,509	(2,765)	(20.5)%
Sales—Chipper	1,367	315	1,052	334.0%
Service and other	2,831	2,387	444	18.6%

Total sales and service	14,942	16,211	(1,269)	(7.8)%

Total Utility segment revenue	$21,853	$22,100	$(247)	(1.1)%

Utility segment gross profit	$12,303	$14,177	$(1,874)	(13.2)%
Utility segment gross margin	56.3%	64.1%
Utility segment operating income	$9,588	$10,602	$(1,014)	(9.6)%
Utility segment operating margin	43.9%	48.0%
Shufflers installed base (end of quarter)
Lease units	5,354	4,633	721	15.6%

Sold units, inception-to-date
Beginning of quarter	20,703	18,245	2,458	13.5%
Sold during quarter	743	1,044	(301)	(28.8)%
Less trade-ins and exchanges	(20)	(70)	50	71.4%

End of quarter	21,426	19,219	2,207	11.5%

Total installed base	26,780	23,852	2,928	12.3%

Chipper installed base (end of quarter)
Lease units	22	10	12	120.0%

Sold units, inception-to-date
Beginning of quarter	759	646	113	17.5%
Sold during quarter	57	13	44	338.5%

End of quarter	816	659	157	23.8%

Total installed base	838	669	169	25.3%

        Utility segment revenue is derived primarily from our shuffler product line and secondarily from our chipper products.

        Utility segment revenue decreased $247, or 1.1%, to $21,853 for the three months ended April 30, 2008, as compared to $22,100 for the same prior year period. This decrease was primarily due to a 20.5% decrease in shuffler sales revenue. This decrease was largely offset by a 17.4% increase in lease revenue, a 334.0% increase in chipper sales revenue and an 18.6% increase in service and other revenue.

        The 20.5% decrease in shuffler sales revenue for the three months ended April 30, 2008, compared to the same prior year period can be directly attributed to:

  •
  A net decrease of 301, or 28.8%, of sold shuffler units to 743 from 1,044, which is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.

  •
  A decrease in conversions from leased shufflers to sold shufflers of 17 units during the three months ended April 30, 2008 as compared to 102 units in the same prior year period, which reflects our renewed emphasis on leasing versus selling.

  •
  An increase in the average shuffler sales price on sold units from $12,940 to $14,460.

        The decrease in shuffler sales revenue discussed above was offset by the following increases:

        The 17.4% increase in Utility lease revenue for the three months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  A net increase of 721, or 15.6%, of leased shuffler units to 5,354 from 4,633.

  •
  A slight increase in Utility average monthly lease price to $430 from $423. The increase was predominantly attributable to increased lease pricing for the MD2®, DeckMate® and one2six® shufflers.

  •
  As discussed above, a decrease in leased shuffler conversions.

        The 334.0% increase in chipper sales revenue for the three months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  A net increase of 44, or 338.5%, of sold chipper units to 57 from 13.

        The 18.6% increase in service and other revenue for the three months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  Increased service contracts and parts sold related to previously sold shufflers.

  •
  A net increase of 62, or 2,066.7%, of sold iShoe units to 65 from 3.

        Utility gross profit and gross margin for the three months ended April 30, 2008 decreased $1,874 and 7.8%, respectively, compared to the same prior year period, primarily as a result of the decreases in shuffler sales and lease conversions as well as an increase in amortization expense associated with the one2six shuffler and Easy Chipper to $1,458 for the three months ended April 30, 2008, as compared to $1,094 for the same prior year period. Utility segment operating income and operating margin for the three months ended April 30, 2008, decreased $1,014 and 4.1%, respectively, compared to the same prior year period, also due to the decreases in shuffler sales and lease conversions and the increase in amortization expense.

UTILITY SEGMENT OPERATING RESULTS—SIX MONTHS ENDED

	Six Months Ended April, 30
			Increase (Decrease)	Percentage Change
	2008	2007
Utility segment revenue
Lease	$13,735	$11,885	$1,850	15.6%
Sales—Shuffler	17,687	22,965	(5,278)	(23.0)%
Sales—Chipper	2,244	912	1,332	146.1%
Service and other	5,704	4,123	1,581	38.3%

Total sales and service	25,635	28,000	(2,365)	(8.4)%

Total Utility segment revenue	$39,370	$39,885	$(515)	(1.3)%

Utility segment gross profit	$22,909	$25,562	$(2,653)	(10.4)%
Utility segment gross margin	58.2%	64.1%
Utility segment operating income	$17,545	$18,847	$(1,302)	(6.9)%
Utility segment operating margin	44.6%	47.3%
Shufflers installed base (end of period)
Lease units	5,354	4,633	721	15.6%

Sold units, inception-to-date
Beginning of period	20,396	17,630	2,766	15.7%
Sold during period	1,241	1,795	(554)	(30.9)%
Less trade-ins and exchanges	(211)	(206)	(5)	(2.4)%

End of period	21,426	19,219	2,207	11.5%

Total installed base	26,780	23,852	2,928	12.3%

Chipper installed base (end of period)
Lease units	22	10	12	120.0%

Sold units, inception-to-date
Beginning of period	721	620	101	16.3%
Sold during period	95	39	56	143.6%

End of period	816	659	157	23.8%

Total installed base	838	669	169	25.3%

        Utility segment revenue is derived primarily from our shuffler product line and secondarily from our chipper products.

        Utility segment revenue decreased $515, or 1.3%, to $39,370 for the six months ended April 30, 2008, as compared to $39,885 for the same prior year period. This decrease was primarily due to a 23.0% decrease in shuffler sales revenue, which was largely offset by a 15.6% increase in lease revenue, a 146.1% increase in chipper sales revenue and a 38.3% increase in service and other revenue.

        The 23.0% decrease in shuffler sales revenue for the six months ended April 30, 2008, compared to the same prior year period can be directly attributed to:

  •
  A net decrease of 554, or 30.9%, of sold shuffler units to 1,241 from 1,795, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America.

  •
  A decrease in conversions from leased shufflers to sold shufflers of 139 units during the six months ended April 30, 2008 as compared to 353 units in the same prior year period, which reflects our renewed emphasis on leasing versus selling.

  •
  These decreases were offset by an increase in the average shuffler sales price, from $12,794 to $14,252, which is consistent with our leasing pricing strategy.

        The decrease in shuffler sales revenue discussed above was offset by the following increases:

        The 15.6% increase in Utility lease revenue for the six months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  A net increase of 721, or 15.6%, of leased shuffler units to 5,354 from 4,633.

  •
  A decrease of 214 units, or 154.0%, in conversions from leased shufflers to sold shufflers, which reflects our renewed emphasis on leasing versus selling predominantly in North America.

        The 146.1% increase in chipper sales revenue for the six months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  A net increase of 56, or 143.6%, of sold chipper units to 95 from 39.

        The 38.3% increase in service and other revenue for the six months ended April 30, 2008, compared to the same prior year period primarily reflects:

  •
  Increased service contracts and parts sold related to previously sold shufflers.

  •
  A net increase of 62, or 2,066.7%, of sold iShoe units to 65 from 3.

        Utility gross profit and gross margin for the six months ended April 30, 2008 decreased $2,653 and 5.9%, respectively, compared to the same prior year period, primarily as a result of the decreases in shuffler sales and lease conversions as well as an increase in amortization expense associated with the one2six shuffler and Easy Chipper to $2,854 for the six months ended April 30, 2008, as compared to $2,174 for the same prior year period. Utility segment operating income and operating margin for the six months ended April 30, 2008, decreased $1,302 and 2.7%, respectively, compared to the same prior year period, also due to the decreases in shuffler sales and lease conversions and the increase in amortization expense.

PROPRIETARY TABLE GAMES OPERATING RESULTS—THREE MONTHS ENDED

	Three Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
PTG segment revenue
Royalties and leases	$8,150	$6,076	$2,074	34.1%
Other	—	5	(5)	(100.0)%

Total royalties and leases	8,150	6,081	2,069	34.0%

Sales	1,488	1,359	129	9.5%
Service and other	138	48	90	187.5%

Total sales and service revenue	1,626	1,407	219	15.6%

Total PTG segment revenue	$9,776	$7,488	$2,288	30.6%

PTG segment gross profit	$8,585	$6,244	$2,341	37.5%
PTG segment gross margin	87.8%	83.4%
PTG segment operating income	$7,609	$5,337	$2,272	42.6%
PTG segment operating margin	77.8%	71.3%
PTG installed base (end of quarter)
Royalty units	4,082	3,239	843	26.0%

Sold units, inception-to-date
Beginning of quarter	1,460	1,312	148	11.3%
Sold during quarter	66	48	18	37.5%

End of quarter	1,526	1,360	166	12.2%

Total installed base	5,608	4,599	1,009	21.9%

        Total PTG segment revenue increased $2,288, or 30.6%, to $9,776 for the three months ended April 30, 2008, as compared to $7,488 for the same prior year period. The increase was primarily due to the 34.1% increase in royalty and lease revenue and secondarily due to a 15.6% increase in total sales and service revenue.

        The 34.1% increase in PTG royalty and lease revenue for the three months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 843, or 26.0%, table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC's TGD business in late September 2007 as well as measurable organic revenue growth in our traditional non-PGIC table games.

  •
  An increase in non-PGIC acquired table game lease units comprised primarily of increases in Ultimate Texas Hold'em®, Bet the Set "21"®, and Dragon Bonus®.

  •
  An increase in PTG average monthly lease price per table game to $666 from $625.

  •
  A net increase of 134, or 100%, in table game bonusing option add-ons, predominantly related to the increase in our Progressive Fortune Pai Gow table game.

        The 15.6% increase in total sales and service revenue for the three months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 18, or 37.5%, PTG sold units to 66 from 48, which predominantly relates to Fortune Pai Gow sales.

  •
  The increase in service revenue is primarily attributable to increased service contracts and parts related to previously sold proprietary table games.

        PTG gross profit and margin for the three months ended April 30, 2008 increased $2,341 and 4.4%, respectively, compared to the same prior year period, primarily as a result of the royalty and lease revenue increases discussed above. PTG segment operating income and margin for the three months ended April 30, 2008 increased $2,272 and 6.5%, respectively, from the same prior year period, also as the result of the royalty and lease revenue increases.

PROPRIETARY TABLE GAMES OPERATING RESULTS—SIX MONTHS ENDED

	Six Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
PTG segment revenue
Royalties and leases	$16,235	$11,877	$4,358	36.7%
Other	—	15	(15)	(100.0)%

Total royalties and leases	16,235	11,892	4,343	36.5%

Sales	2,332	3,922	(1,590)	(40.5)%
Service and other	366	89	277	311.2%

Total sales and service revenue	2,698	4,011	(1,313)	(32.7)%

Total PTG segment revenue	$18,933	$15,903	$3,030	19.1%

PTG segment gross profit	$15,753	$13,460	$2,293	17.0%
PTG segment gross margin	83.2%	84.6%
PTG segment operating income	$14,105	$11,169	$2,936	26.3%
PTG segment operating margin	74.5%	70.2%
PTG installed base (end of period)
Royalty units	4,082	3,239	843	26.0%

Sold units, inception-to-date
Beginning of period	1,437	1,233	204	16.5%
Sold during period	89	127	(38)	(29.9)%

End of period	1,526	1,360	166	12.2%

Total installed base	5,608	4,599	1,009	21.9%

        Total PTG segment revenue increased $3,030, or 19.1%, to $18,933 for the six months ended April 30, 2008, as compared to $15,903 for the same prior year period. The increase was primarily due to the 36.7% increase in royalty and lease revenue and secondarily due to a 311.2% increase in service and other revenue. This increase was offset by a 40.5% decrease in PTG sales revenue.

        The 36.7% increase in PTG royalty and lease revenue for the six months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 843, or 26.0%, table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC's TGD business in late September 2007 as well as measurable organic revenue growth in our traditional non-PGIC table games.

  •
  An increase in non-PGIC acquired table game lease units comprised primarily of increases in Ultimate Texas Hold'em®, Bet the Set "21"®, and Dragon Bonus®.

  •
  An increase in PTG average monthly lease price per premium table game to $663 from $611.

  •
  A net increase of 134, or 100%, in table game bonusing option add-ons, predominantly related to the increase in our Progressive Fortune Pai Gow table game.

        The 311.2% increase in service and other revenue for the six months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  Increased service contracts, parts and other peripheral sales related to previously sold proprietary table games.

        The increases in PTG royalty and lease revenue as well as service and other revenue discussed above were offset by the following decreases:

        The 40.5% decrease in PTG sales revenue for the six months ended April 30, 2008, compared to the same prior year period can be directly attributed to:

  •
  A net decrease of 38, or 29.9%, of sold PTG units to 89 from 127, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America.

  •
  A decrease in PTG average sales price per table game to $26,202 from $30,882. This decline is primarily attributable to sales of PTG to our Asia distributor, of which pricing is lower than that of third-party sales, and a change in the product sales mix.

        PTG gross profit for the six months ended April 30, 2008 increased $2,293, or 17.0%, compared to the same prior year period, as a result of the increase in royalty and lease revenue discussed above. PTG gross margin for the six months ended April 30, 2008 decreased 1.4% compared to the same prior year period, due to installation and other up-front costs related to certain newer PTG products placed during the three-months ended January 31, 2008. PTG segment operating income and margin for the six months ended April 30, 2008 increased $2,936 and 4.3%, respectively, from the same prior year period, also as a result of the increase in royalty and lease revenues.

ELECTRONIC TABLE SYSTEMS OPERATING RESULTS—THREE MONTHS ENDED

	Three Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
ETS segment revenue
Royalties and leases	$2,323	$1,080	$1,243	115.1%
Other	—	—	—	0.0%

Total Royalties and leases	2,323	1,080	1,243	115.1%

Sales	3,702	3,774	(72)	(1.9)%
Service and other	647	262	385	146.9%

Total sales and service revenue	4,349	4,036	313	7.8%

Total ETS segment revenue	$6,672	$5,116	$1,556	30.4%

ETS segment gross profit	$3,407	$2,609	$798	30.6%
ETS segment gross margin	51.1%	51.0%
ETS segment operating income	$1,811	$969	$842	86.9%
ETS segment operating margin	27.1%	18.9%
ETS installed base (end of quarter)
Lease seats	1,268	634	634	100.0%

Sold seats, inception-to-date
Beginning of quarter	5,154	4,345	809	18.6%
Sold during quarter	178	194	(16)	(8.2)%
Less trade-ins and exchanges	—	(20)	20	100.0%

End of quarter	5,332	4,519	813	18.0%

Total installed base	6,600	5,153	1,447	28.1%

        Total ETS segment revenue increased $1,556, or 30.4%, to $6,672 for the three months ended April 30, 2008, as compared to $5,116 for the same prior year period. The increase was primarily due to a 115.1% increase in royalty and lease revenues and secondarily to a 146.9% increase in service and other revenue. This increase was offset by a 1.9% decrease in ETS sales revenue.

        The 115.1% increase in ETS segment lease and royalty revenue for the three months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 634, or 100%, of e-Table seats on lease, which includes 495 incremental seats of Table Master™ and 110 incremental seats of Vegas Star® e-Table seats on lease.

  •
  This increase in Table Master™ lease seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Pennsylvania.

  •
  An increase in the average lease price per seat to $611 from $568.

        The 146.9% increase in ETS segment service and other revenue for the three months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  Increased parts and other peripheral sales related to previously sold ETS seats, especially relating to the Vegas Star product.

        The increases in ETS royalty and lease revenue as well as service and other revenue discussed above were offset by:

  •
  A 1.9% decrease in ETS sales revenue for the three months ended April 30, 2008, compared to the same prior year period, which is a result of a decrease of 16, or 8.2%, ETS sold seats. This is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.

        ETS gross profit three months ended April 30, 2008 increased $798 as compared to the same prior year period. Gross margin remained relatively flat, increasing by only 0.1%. ETS operating income and margin for the three months ended April 30, 2008 increased $842 and 8.2%, from the same prior year period. The increases in ETS gross profit and operating income as well as gross margin and operating margin were predominantly caused by the $1,243 increase in royalty and lease revenue.

ELECTRONIC TABLE SYSTEMS OPERATING RESULTS—SIX MONTHS ENDED

	Six Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
ETS segment revenue
Royalties and leases	$4,433	$2,259	$2,174	96.2%
Other	—	—	—	0.0%

Total Royalties and leases	4,433	2,259	2,174	96.2%

Sales	6,343	7,883	(1,540)	(19.5)%
Service and other	1,434	441	993	225.2%

Total sales and service revenue	7,777	8,324	(547)	(6.6)%

Total ETS segment revenue	$12,210	$10,583	$1,627	15.4%

ETS segment gross profit	$5,697	$5,332	$365	6.8%
ETS segment gross margin	46.7%	50.4%
ETS segment operating income	$2,100	$1,392	$708	50.9%
ETS segment operating margin	17.2%	13.2%
ETS installed base (end of period)
Lease seats	1,268	634	634	100.0%

Sold seats, inception-to-date
Beginning of period	5,040	4,142	898	21.7%
Sold during period	292	397	(105)	(26.4)%
Less trade-ins and exchanges	—	(20)	20	100.0%

End of period	5,332	4,519	813	18.0%

Total installed base	6,600	5,153	1,447	28.1%

        Total ETS segment revenue increased $1,627, or 15.4%, to $12,210 for the six months ended April 30, 2008, as compared to $10,583 for the same prior year period. The increase was primarily due to a 96.2% increase in royalty and lease revenues and secondarily to a 225.2% increase in service and other revenue. This increase was offset by a 19.5% decrease in ETS sales revenue.

        The 96.2% increase in ETS segment lease and royalty revenue for the six months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  A net increase of 634, or 100%, of e-Table seats on lease, which includes 495 incremental seats of Table Master™ and 110 incremental seats of Vegas Star® e-Table seats on lease. The increase of 634 seats includes the impact of conversions of leased seats to sales offset by newly placed leased seats.

  •
  This increase in Table Master™ lease seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Pennsylvania.

        The 225.2% increase in ETS segment service and other revenue for the six months ended April 30, 2008, compared to the same prior year period, primarily reflects:

  •
  Increased parts and other peripheral sales related to previously sold ETS seats, primarily relating to our Vegas Star products and secondarily relating to our Rapid products.

        The increases in ETS royalty and lease revenue as well as service and other revenue discussed above were offset by:

  •
  A 19.5% decrease in ETS sales revenue for the six months ended April 30, 2008, compared to the same prior year period, which is a result of a decrease of 105, or 26.4%, ETS sold seats to 292 from 397. This is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.

        ETS gross profit for the six months ended April 30, 2008 increased $365 as compared to the same prior year period. ETS gross margin for the six months ended April 30, 2008 decreased 3.7% as compared to the same prior year period, due to the negative impact of initial installation costs of new e-Table seats on lease. ETS segment operating income and margin for the six months ended April 30, 2008 increased $708 and 4.0%, respectively, from the same prior year period. The increases in ETS operating income as well as operating margin were predominantly caused by the $2,174 increase in royalty and lease revenue. Additionally, operating margin was favorably impacted by a reduction in the amount of indirect costs allocated to the ETS segment.

ELECTRONIC GAMING MACHINES OPERATING RESULTS—THREE MONTHS ENDED

	Three Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
EGM segment revenue
Lease revenue	$—	$17	$(17)	(100.0)%
Sales	8,288	8,836	(548)	(6.2)%
Service and other	2,395	1,030	1,365	132.5%

Total sales and service revenue	10,683	9,866	817	8.3%

Total EGM segment revenue	$10,683	$9,883	$800	8.1%

EGM segment gross profit	$5,186	$3,670	1,516	41.3%
EGM segment gross margin	48.5%	37.1%
EGM segment operating income	$3,051	$1,992	$1,059	53.2%
EGM segment operating margin	28.6%	20.2%
EGM installed base (end of quarter)
Lease seats	2	7	(5)	(71.4)%
Sold seats, inception-to-date
Beginning of quarter	19,267	16,720	2,547	15.2%
Sold during quarter	550	721	(171)	(23.7)%

End of quarter	19,817	17,441	2,376	13.6%

Total installed base	19,819	17,448	2,371	13.6%

        Total EGM segment revenue increased $800, or 8.1%, to $10,683 for the three months ended April 30, 2008, as compared to $9,883 for the same prior year period. The increase was primarily due to the 132.5% increase in service and other revenues. This increase was offset by a 6.2% decrease in EGM sales revenue.

        The 132.5% increase in service and other revenue for the three months ended April 30, 2008, compared to the same prior year period reflects:

  •
  An increase of $1,626, or 855.8%, of parts and other peripheral sales related to previously sold EGM seats.

        The increase in EGM service and other revenue discussed above was offset by:

        A 6.2% decrease in EGM sales revenue for the three months ended April 30, 2008, compared to the same prior year period and is primarily attributable to:

  •
  A decrease of 171, or 23.7%, EGM sold seats to 550 from 721.

  •
  Offset by an increase in the average sales price to $15,000 from $12,300.

        EGM gross profit and gross margin for the three months ended April 30, 2008 increased $1,516 and 11.4%, respectively, as compared to the same prior year period. EGM segment operating income and margin for the three months ended April 30, 2008 increased $1,059 and 8.4%, respectively, from the same prior year period. EGM gross profit and operating profit for the prior year period were negatively impacted by a minimum royalty shortfall of $950. The increases in EGM gross profit and operating income as well as EGM gross margin and operating margin were primarily caused by the expiration of the agreement under which this minimum royalty was required and a substantial increase in the average sales price of our EGMs.

ELECTRONIC GAMING MACHINES OPERATING RESULTS—SIX MONTHS ENDED

	Six Months Ended April 30,
			Increase (Decrease)	Percentage Change
	2008	2007
EGM segment revenue
Lease revenue	$—	$17	$(17)	(100.0)%
Sales	11,918	12,361	(443)	(3.6)%
Service and other	4,406	3,145	1,261	40.1%

Total sales and service revenue	16,324	15,506	818	5.3%

Total EGM segment revenue	$16,324	$15,523	$801	5.2%

EGM segment gross profit	$7,067	$5,560	$1,507	27.1%
EGM segment gross margin	43.3%	35.8%
EGM segment operating income	$3,190	$2,369	$821	34.7%
EGM segment operating margin	19.5%	15.3%
EGM installed base (end of period)
Lease seats	2	7	(5)	(71.4)%
Sold seats, inception-to-date
Beginning of period	18,993	16,279	2,714	16.7%
Sold during period	824	1,162	(338)	(29.1)%

End of period	19,817	17,441	2,376	13.6%

Total installed base	19,819	17,448	2,371	13.6%

        Total EGM segment revenue increased $801, or 5.2%, to $16,324 for the six months ended April 30, 2008, as compared to $15,523 for the same prior year period. The increase was primarily due to the 40.1% increase in service and other revenues. This increase was offset by a 3.6% decrease in EGM sales revenue.

        The 40.1% increase in service and other revenue for the six months ended April 30, 2008, compared to the same prior year period reflects:

  •
  An increase of $2,115, or 182.2%, of parts and other peripheral sales related to previously sold EGM seats.

        The increase in EGM service and other revenue discussed above was offset by:

        A 3.6% decrease in EGM sales revenue for the six months ended April 30, 2008, compared to the same prior year period is primarily attributable to:

  •
  A decrease of 338, or 29.1% EGM sold seats to 824 from 1,162.

  •
  Offset by an increase in the average sales price to $14,500 from $10,600.

        EGM gross profit and gross margin for the six months ended April 30, 2008 increased $1,507 and 7.5%, respectively, as compared to the same prior year period. EGM segment operating income and margin for the six months ended April 30, 2008 increased $821 and 4.2%, respectively, from the same prior year period. Segment gross profit and operating profit for the prior year period were negatively impacted by a minimum royalty shortfall of $950. The increases in EGM gross profit and operating income as well as gross margin and operating margin were primarily caused by the expiration of the agreement under which this minimum royalty was required and a substantial increase in the average sales price of our EGMs.

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

        We have two financial maintenance covenants under our Credit Facility: a Total Leverage Ratio and an Interest Expense Coverage ratio. Our Credit Agreement prohibits us from exceeding a Total Leverage Ratio, as defined therein, of 4.5:1. Our Total Leverage Ratio as of October 31, 2007 was 3.9 to 1.0; our ratio as of April 30, 2008 was 3.8 to 1.0. Our Credit Agreement requires us to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2007 was 8.4 to 1.0; our ratio as of April 30, 2008 was 7.6 to 1.0.

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

        As indicated above, the Notes may be converted to cash on April 15, 2009. We expect that the Note holders will exercise this option on April 15, 2009, accordingly, we have classified the entire $150,000 Notes in current portion of debt. Due to the classification of the Notes as of April 30, 2008, we have a working capital deficit of $85,919. Prior to or at the time of such mandatory repurchase, we would have to refinance the Notes or otherwise obtain the capital to repurchase the Notes. We currently do not have financing alternatives in place, however we are exploring various financing alternatives. Our ability to refinance the Notes would be subject to prevailing market conditions at the time and could lead to a higher cost of capital or dilute our equity, depending on which strategy or combination of strategies we select.

LIQUIDITY

        Working capital.    The following summarizes our cash, cash equivalents and working capital:

	April 30, 2008	October 31, 2007	Increase (Decrease)	Percentage Change
Cash, cash equivalents, and investments	$9,351	$4,392	$4,959	112.9%
Working capital	$(85,919)	$61,768	$(147,687)	(239.1)%
Current ratio	0.5	2.6	(2.1)	(80.8)%

        Negative working capital as of April 30, 2008, is due to the re-class of our Notes to current based on the substantial likelihood that the holders of our Notes will require us to repurchase them on April 15, 2009.

        Excluding the classification of $150,000 of our Notes to current liabilities, our working capital and current ratio was approximately $64,081 and 3.2, respectively, as of April 30, 2008.

Cash Flows Summary

	Six Months Ended April 30,
			Provided (Used)	Percentage Change
	2008	2007
Operations	$25,360	$15,412	$9,948	64.5%
Investing	(7,263)	(7,877)	614	7.8%
Financing	(13,453)	(9,219)	(4,234)	(45.9)%
Effects of exchange rates	315	(87)	402	462.1%

Net Change	$4,959	$(1,771)	$6,730	380.0%

Operations

        Cash flows provided by operating activities increased $9,948, or 64.5%, to $25,360 for the six months ended April 30, 2008 as compared to $15,412 for the same prior year period, primarily due to the following:

  •
  Reductions in inventory for the current year, from $34,081 as of October 31, 2007 to $28,484 as of April 30, 2008. In the prior year, inventory increased from $24,658 as of October 31, 2006 to $33,015 as of April 30, 2007.

  •
  Increased accounts receivable collections resulting in operating cash flows of $4,789 as compared to $2,080 in the same prior year period.

  •
  Increased collections related to our investment in sales-type lease and notes receivable portfolio of $4,322 as compared to $2,308 for the same prior year period.

  •
  Increased depreciation and amortization expense of $11,536 as compared to $9,165 for the same prior year period.

  •
  Offset by a gain on the sale of our fractional ownership corporate airplane of $738 as compared to $0 for the same prior year period. See SG&A discussion in our MD&A for more information.

  •
  Offset by gain on sale of leased assets of $960 as compared to $0 for the same prior year period.

        We experienced reductions in our inventory balances as a result of a formal emphasis on inventory management, improved forecasting and strong revenue performance. Our goal is to reduce manufacturing costs across all of our product lines. We expect to reduce the cost of manufacturing through cost savings initiatives. While these initiatives are in place, they are not expected to impact our results of operations, financial position, or cash flows until the end of fiscal year 2008 or the first quarter of fiscal year 2009. The result of our formal emphasis on inventory management was demonstrated in our first quarter of fiscal year 2008 results and is expected to continue in future periods. Our general inventory reduction plan includes the following key components: the addition of operations personnel in certain facilities, improved forecasting resulting in better demand planning and specific inventory reduction goals for operations personnel.

        The increased collections in our accounts receivable and investment in the sales-type lease portfolio and notes receivable for the quarter ended April 30, 2008 were impacted by our focused collection efforts, including the addition of collections personnel. We cannot predict the impact these efforts will have in future periods.

Investing

        Cash flows used by investing activities decreased $614, or 7.8%, to ($7,263) for the six months ended April 30, 2008 versus ($7,877) for the same prior year period primarily due to the following:

  •
  Proceeds received from the sale of our fractional ownership in a corporate airplane of approximately $1,300.

  •
  Proceeds received from the sale of leased assets of $1,515, compared to $818 in the same prior year period.

  •
  Decrease in cash used in business acquisitions of $958, or 54.7%, to ($792) for the six months ended April 30, 2008 from ($1,750) for the same prior year period. The current year amounts related to our acquisition of the PGIC TGD. See Note 2 for more information.

  •
  Offset by an increase in payments for products leased and held for lease of $3,621, or 96.7%, to ($7,366) for the six months ended April 30, 2008 versus ($3,745) for the same prior year period. Consistent with our strategy of leasing versus selling, we expect this trend to continue.

  Capital Expenditures:

	Six Months Ended April 30,
			Provided (Used)	Percentage Change
	2008	2007
Payments for products leased and held for lease	(7,366)	(3,745)	(3,621)	(96.7)%
Purchases of property and equipment	(1,194)	(1,582)	388	24.5%
Purchases of intangible assets	(810)	(1,618)	808	49.9%

Total capital expenditures	$(9,370)	$(6,945)	$(2,425)	(34.9)%

Financing

        Cash flows used by financing activities increased $4,234, or 45.9%, to ($13,453) for the six months ended April 30, 2008 as compared to ($9,219) for the same prior year period primarily due to the following:

  •
  Decrease in debt payments of ($57,878), or 69.9%, to ($26,002) for the six months ended April 30, 2008 as compared to ($83,880) for the same prior year period. As of April 30, 2008, total debt decreased to $221,671 as compared to $235,011 as of October 31, 2007. For the six months ended April 30, 2007, the ($83,880) of debt payments included ($70,000) of debt payments made on our Old Credit Agreement.

  •
  Decrease in debt proceeds of ($61,817), or 83.1%, to $12,548 for the six months ended April 30, 2008 as compared to $74,365 for the same prior year period. During the six months ended April 30, 2007, we received $70,958 proceeds, net of debt issuance costs, from our Revolver.

  •
  Net debt reduction in the current year was greater than those in the same prior year period due to amounts of cash available for debt reduction.

CAPITAL RESOURCES

        Excluding any significant acquisitions of businesses and the impact of refinancing the Notes, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for at least the next twelve months. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

        Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. As such, for the three months ended April 30, 2008 and 2007, no shares of our common stock were repurchased. For the six month periods ended April 30, 2008 and 2007, we repurchased 0 and 75 shares of our common stock for a total cost of $0 and $1,993 at an average price of $0 and $25.77. As of April 30, 2008, $28,203 remained outstanding under our board authorizations. We cancel shares that we repurchase.

        The timing of our common stock repurchases pursuant to our board of directors' authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

        Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principal payments on the Revolver, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

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

        In November 2007, we adopted FIN 48. See Note 8 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Other than the adoption of FIN 48, since the filing of our 2007 Annual Report on Form 10-K, there have been no material changes to our critical accounting policies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

        We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

        Contingent convertible senior notes.    We estimate that the fair value of our Notes, as of April 30, 2008, was $133,775. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would decrease the fair value of our Notes by $2. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $501.

        As of April 30, 2008, we had approximately $66,180 of variable rate debt. Assuming a 1% change in the average interest rate as of April 30, 2008, our annual interest cost would change by approximately $662.

        Foreign Currency Risk.    We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world, of which the most significant to our operations during the three and six months ended April 30, 2008 and 2007, were the Australian dollar and the Euro. With our acquisition of CARD and Stargames, we expect that a significant portion of the volume of our business will continue to be denominated in foreign currency. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates. Although we have thus far not engaged in hedging activities, we may use forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenues and, to a lesser extent, cost of leases and sales denominated in currencies other than the U.S. dollar. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge. Further, hedging or not hedging does not eliminate the foreign currency risk.

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

        As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

        For information on Legal Proceedings, see Note 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Annual Report on Form 10-K for the year ended October 31, 2007. There have been no significant developments in any of the cases disclosed in our Form 10-K or in the three or six months ended April 30, 2008 or any new cases during that time, except as discussed herein.

ITEM 1A.    RISK FACTORS

        A complete description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended October 31, 2007. For the six months ended April 30, 2008, material changes to those factors include:

The possible transition to a new Chief Executive Officer, and any search for and transition to a permanent Chief Financial Officer, could be disruptive to our business.

        On November 10, 2007, we announced that the Board of Directors had retained Spencer Stuart to conduct an executive search to assist in evaluating and determining our long-term succession plans for our Chief Executive Officer position. Mark Yoseloff, Ph.D., our current Chairman and Chief Executive Officer, has expressed a desire to possibly re-evaluate his role with us at the end of his current employment contract. The CEO search is still an on-going process.

        Dr. Yoseloff's employment contract expires on October 31, 2008. The Board, along with Dr. Yoseloff, is currently evaluating and considering its alternatives, including either a possible extension of Dr. Yoseloff's contract, or whether a new Chief Executive Officer should be hired and, if so, at what point.

        In addition, on November 2, 2007, we announced the resignation of Richard Baldwin, formerly our Senior Vice President and Chief Financial Officer. At that time, Paul Meyer, our President and Chief Operating Officer, was appointed Acting Chief Financial Officer, a capacity in which he has previously served. Subsequently, on March 6, 2008, we announced that effective March 1, 2008, Senior Vice President and Chief Accounting Officer Coreen Sawdon was appointed as Acting Chief Financial Officer, replacing Paul Meyer in that role. Mr. Meyer will continue as our President and Chief Operating Officer. We are currently still conducting a search for a permanent Chief Financial Officer.

        While Dr. Yoseloff and Ms. Sawdon are fully cooperating with the search process, there can be no assurances that the transition to a new Chief Executive Officer and a permanent Chief Financial Officer will be smooth.

        Our success depends, in part and to varying degrees, on having a successful Chief Executive Officer and Chief Financial Officer, yet we face significant competition for these types of senior executives. If Dr. Yoseloff leaves the CEO role or we choose to reduce his role, we may not be able to find a suitable successor. Similarly, we may not be able to find a suitable successor for the Chief Financial Officer position in a timely manner. There are also no assurances that a new Chief Executive Officer or Chief Financial Officer would lead us in a successful manner. Any failure to find successors for the Chief Executive Officer or Chief Financial Officer positions or implement a smooth transition to such successors could have a material adverse effect on our business, results of operations or financial condition.

        Additionally, should Dr. Yoseloff choose to leave us before the search process for a new Chief Executive Officer has been completed, there can be no assurances that we will have successfully retained a permanent Chief Financial Officer by that time. The additional instability caused by having both the Chief Executive Officer and Chief Financial Officer positions filled on interim bases could have a material adverse effect on our business, results of operations or financial condition.

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
Date: June 9, 2008
/s/ MARK L. YOSELOFF Mark L. Yoseloff Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ COREEN SAWDON Coreen Sawdon Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (Principal Accounting Officer)

QuickLinks

SHUFFLE MASTER, INC. QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2008 TABLE OF CONTENTS
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
BUSINESS OVERVIEW (In thousands, except units/seats and per share amounts)
CONSOLIDATED STATEMENTS OF INCOME (In thousands)
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