Form 10-K/A
period 2007-10-31
SHUFFLE MASTER INC
filed 2008-07-08
CIK 718789

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 26, 2008 (“Fiscal 2007 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

EXPLANATORY NOTE

Shuffle Master, Inc. (the “Company”) amended its Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (“Form 10-K/A”) that was previously filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2008 (“Original Filing”).  The Form 10-K/A was filed in order to add language in the Reports of Independent Registered Public Accounting Firm (“Auditor’s Opinions”) to indicate that the nature, timing and extent of audit tests were also applied to the financial statement schedule (“Schedule II”) which reference was inadvertently excluded from the Auditor’s Opinions included in the Original Filing.  Schedule II was included in the Original Filing; however, the Auditor’s Opinions omitted a reference to Schedule II. Additionally, the Auditor’s Opinions were revised to refer to the Company’s changed methodology of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment in November 2005. No revisions and / or adjustments were made to the audited Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows or to Schedule II as part of this amendment.

As a result of the amendment related to the Auditor’s Opinions, the Company also included expanded discussion in Note 7 -Debt and Long-Term Liabilities, Note 14 - Operating Segments and Note 15 – Commitments and Contingencies to the audited consolidated financial statements included in Item 8 in the Form 10-K/A in response to a comment letter received from the SEC in connection with its review of the Original Filing, the Company’s Form 10-Q for the quarter ended January 31, 2008 and the Company’s Definitive Proxy Statement filed on February 15, 2008 (the “Comment Letter”).  In Note 7, we included the debt compliance covenant ratios and respective limitations as defined in our Senior Secured Revolving Credit Facility Agreement.  In Note 14, we added discussion related to unallocated corporate expenses included in segment operating income.  In Note 15, we added clarification language to each of the pending litigation under legal proceedings. The Comment Letter recommended including expanded discussion, where relevant, in any future filings.  This amendment is deemed a future filing.

All information in the amendment is as of January 18, 2008 and does not reflect any subsequent information or events other than the expanded discussion as noted above. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

SHUFFLE MASTER, INC.

ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED OCTOBER 31, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Shuffle Master, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included financial statement Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended October 31, 2007.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on November 1, 2005, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 18, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	October 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,392	$8,906
Investments	—	11
Accounts receivable, net of allowance for bad debts of $476 and $1,422	35,045	32,662
Investment in sales-type leases and notes receivable, net	9,092	10,064
Inventories	34,081	24,658
Prepaid income taxes	4,110	1,138
Deferred income taxes	7,959	6,785
Other current assets	5,286	5,172
Total current assets	99,965	89,396
Investment in sales-type leases and notes receivable, net	6,124	11,510
Products leased and held for lease, net of current portion	15,886	11,282
Property and equipment, net	11,242	9,779
Intangible assets, net	91,343	77,904
Goodwill	105,354	91,700
Deferred income taxes	14,476	4,294
Other assets	15,377	9,342
Total assets	$359,767	$305,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,548	$11,217
Accrued liabilities	15,015	11,326
Customer deposits	2,213	2,017
Deferred revenue	5,489	5,499
Income taxes payable	—	938
Note payable and current portion of long-term liabilities	3,932	77,294
Total current liabilities	38,197	108,291
Long-term liabilities, net of current portion	232,698	158,753
Deferred income taxes	1,238	5,614
Total liabilities	272,133	272,658
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, no par value; 507 shares authorized; none outstanding
Common stock, $0.01 par value; 151,875 shares authorized; 35,198 and 34,895 shares issued and outstanding	352	349
Additional paid-in capital	6,492	717
Retained earnings	38,770	22,391
Accumulated other comprehensive income	42,020	9,092
Total shareholders’ equity	87,634	32,549
Total liabilities and shareholders’ equity	$359,767	$305,207

See notes to consolidated financial statements

SHUFFLE MASTER, INC.

CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income	Equity
Balance, November 1, 2004	34,958	$233	$9,593	$(1,765)	$698	$5,970	$14,729
Comprehensive Income:
Net Income	—	—	—	—	29,180	—	29,180
Currency translation adjustment	—	—	—	—	—	(4,260)	(4,260)
Unrealized loss on investments	—	—	—	—	—	(165)	(165)
Total comprehensive income							24,755
Stock repurchased	(1,473)	(15)	(26,048)	—	(12,580)	—	(38,643)
Options exercised	851	9	6,283	—	—	—	6,292
Accelerated vesting of options	—	—	60	—	—	—	60
Tax benefit from stock options	—	—	5,287	—	—	—	5,287
FY 2004 tax (true-up)	—	—	229	—	—	—	229
Issuance of restricted stock	193	2	4,781	(4,297)	—	—	486
Amortization of deferred compensation	—	—	—	274	—	—	274
January 2005 stock split	(2)	116	(185)	—	—	—	(69)
Balance, October 31, 2005	34,527	345	—	(5,788)	17,298	1,545	13,400
Comprehensive Income:
Net Income	—	—	—	—	5,093	—	5,093
Currency translation	—	—	—	—	—	7,382	7,382
Reclassification of loss on investments	—	—	—	—	—	165	165
Total comprehensive income							12,640
Reclass deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Stock repurchased	(317)	(3)	(8,662)	—	—	—	(8,665)
Options exercised	697	7	7,867	—	—	—	7,874
Shares surrendered and retired for stock option exercises	(76)	(1)	(2,119)	—	—	—	(2,120)
Share-based compensation expense	—	—	5,512	—	—	—	5,512
Tax benefit from stock option exercises	—	—	3,908	—	—	—	3,908
Issuance of restricted stock	64	1	(1)	—	—	—	—
Balance, October 31, 2006	34,895	349	717	—	22,391	9,092	32,549
Comprehensive Income:
Net Income	—	—	—	—	16,379	—	16,379
Currency translation	—	—	—	—	—	32,850	32,850
Reclassification of loss on investments	—	—	—	—	—	78	78
Total comprehensive income							49,307
Stock repurchased	(77)	(1)	(1,962)	—	—	—	(1,963)
Options exercised	229	3	2,544	—	—	—	2,547
Shares surrendered and retired for stock option exercises	(76)	(1)	(750)	—	—	—	(751)
Share-based compensation expense	—	—	4,812	—	—	—	4,812
Tax benefit from stock option exercises	—	—	1,133	—	—	—	1,133
Issuance of restricted stock	227	2	(2)	—	—	—	—
Balance, October 31, 2007	35,198	$352	$6,492	$—	$38,770	$42,020	$87,634

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

Our Proprietary Table Games (“PTG”) include our portfolio of live table games including poker, blackjack, baccarat, and pai gow poker-based table games, progressive table games with bonusing options, side bets and proprietary table game licensing for other gaming media, such as legal internet gaming licenses.

Our Electronic Table Systems (“ETS”) include e-Table platforms such as Table Master™, Vegas Star®, Rapid Table Games®, as well as our wireless gaming.

Our Electronic Gaming Machines (“EGM”) include our PC-based video slot machines with an extensive selection of video slot titles, which include a range of bonus round options.

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

Principles of consolidation.  Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary to fairly present our consolidated results of income, financial position and cash flows for each period presented.

Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Investment in Sona and Other Investments.  Our investment in and the operating results of Sona Mobile Holdings Corp. (“Sona”) which is not required to be consolidated in our consolidated financial statements, was previously accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 18 (“APB 18”), “The Equity Method of Accounting for Investments in Common Stock”, based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our President having a seat on the Sona Board of Directors. Due to the resignation of our President from the Sona Board of Directors on June 12, 2007, using the guidance of APB 18, we have now concluded that we no longer have the ability to exercise significant influence over Sona and that the equity method of accounting is no longer appropriate for our investment. As of June 12, 2007, we have accounted for our investment under the cost method of accounting on a prospective basis and as an available for sale marketable security using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

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

•                  Whether the software is a significant focus of the marketing effort or is sold separately

•                  Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided

•                  Whether the development and production costs of the software as a component of the cost of the product is incidental, as defined in SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”

•                  Whether an agreement includes service elements (other than PCS related services), such as training or installation, and whether such services are essential to the functionality of the software or whether such software is considered “off-the-shelf” (off-the-shelf software is software that is marketed as a stock item that can be used by customers with little or no customization). Conversely, “core software” requires significant customization of the software in order for the software to be used by the end customer

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force (“EITF”) 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software and FASB Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Deliverables are divided into separate units of accounting if:

•                  The delivered items have value to the customer on a stand alone basis

•                  We have objective and reliable evidence of the fair value of the undelivered item

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

During fiscal 2007 and 2006, we acquired PGIC’s Table Game Division (“TGD”) and Stargames Limited (“Stargames”), respectively. As a part of the valuation process, we applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

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

Products leased and held for lease.  Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over the estimated customer life of one to five years. We provide maintenance of our products on lease as part of our normal lease agreements. Leases of shufflers generally require prepayment of two months’ lease payments, which are included in the consolidated balance sheets as customer deposits.

Property and equipment.  Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

Goodwill and Other Intangible assets.  We account for goodwill and other intangibles under the guidance of SFAS 141 and SFAS 142.

We review our goodwill for impairment using a two step impairment test. The reviews are performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. In the first step, we estimate the fair value of the reporting unit and compare it to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable net assets. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value. We are required to test goodwill and other indefinite lived intangibles for impairment at least annually, or upon the occurrence of a triggering event. Absent any impairment indicators, we perform our goodwill impairment testing during October of each year. No goodwill impairments were recorded in any periods presented.

Intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the trademarks related to the Stargames and Casinos Austria Research & Development GmbH & Co KG (“CARD”) acquisitions, which are not subject to amortization, all of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 1 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. See Note 6 for more information. We also review these intangible assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount (see below).

Impairment of long-lived assets.  We estimate the useful lives of our long-lived assets, excluding goodwill, based on historical experience, estimates of products’ commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS 142. We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value. Fair value is determined based on discounted expected future cash flows. As of October 31, 2007, we did not have any such impairment loss. Impairments were recognized in fiscal years 2006 and 2005 as discussed above.

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

Recently issued or adopted accounting standards. In August 2007, the Financial Accounting Standards Board (“FASB”) proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of our Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for fiscal 2009 and will require retrospective application. We are currently evaluating the proposed FSP and it may result in higher interest expense related to our Notes for all periods presented.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS 141R will become effective for our fiscal year beginning November 1, 2009. We are currently evaluating the effect the adoption of SFAS 141R will have on our consolidated financial statements.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. This interpretation is effective for us beginning in November 2007. We are evaluating the potential impact of adopting this interpretation on our future results of operations, financial position or cash flows. FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment. A cumulative effect adjustment to retained earnings was not required as a result of the implementation of FIN 48. At this time, the Company estimates a range of $1,000 to $3,000 of unrecognized tax liability as a result of the implementation of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 was effective for our fiscal year 2007. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

2. ACQUISITIONS, OTHER SIGNIFICANT TRANSACTIONS AND DISPOSITIONS

PGIC Table Games Division.  On September 26, 2007, we entered into a purchase agreement for the acquisition of PGIC’s Table Games Division (“TGD”) business (“Purchase Agreement”), including certain worldwide rights and lease contracts for all of PGIC’s table game titles including Caribbean Stud® and Texas Hold’ Em Bonus®, as well as a software distribution license agreement (“Software Distribution License Agreement”). Further, we also entered into an amended and restated license agreement with PGIC amending the current license agreement originally entered into on September 29, 2006, which granted us certain expanded rights.

The acquisition grants us all of PGIC’s rights, title, and interest, on a worldwide basis (except for certain defined carved-out customers and of electronic and video rights to the acquired games), in and to all of the assets in or part of the table games division including, without limitation, all intellectual property, hardware, software, existing customer agreements, installed table game base and inventory.

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

Under the Software Distribution License Agreement, we acquired PGIC’s Game Manager™ software and related table hardware (collectively, the “GMS”). The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC’s Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and/or properties being managed. We paid PGIC a $3,000 advance of royalties due under the Software Distribution License Agreement within 10 days of signing the Purchase Agreement. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC’s progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element.

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

We estimate that the fair value of our $150,000 Contingent Convertible Senior Notes (the “Notes”) as of October 31, 2007, was $138,353 based on quoted market prices.

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

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method over the term of the related debt. Amortization of debt issuance costs were $1,327 and $1,511 for the year ended October 31, 2007 and 2006, respectively. Debt issuance costs related to the $100,000 senior secured revolving credit facility (the “Revolver”) obtained in November 2006 were $1,742.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc., (formerly “VendingData”) and deposits associated with equipment purchases. See Notes 15 and 16 for more information related to the Elixir Gaming Technologies, Inc., (formerly “VendingData”) litigation.

Other long term assets of $2,173 and $1,535, respectively, principally include $1,659 and $1,433, respectively, of prepaid corporate development fees and $512 and $0, respectively, of restricted cash related to the King’s Gaming Inc. contingent consideration related to the purchase of the Play Four Poker™ patent and trademark. See Note 7 for more information.

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

Changes in gross balances relate primarily to foreign currency translation adjustments and the acquisition of PGIC’s TGD.

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

7. DEBT AND LONG-TERM LIABILITIES

Debt and long-term liabilities consisted of the following as of October 31:

	October 31,
	2007	2006
Contingent convertible senior notes (Notes), fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (Revolver)	75,680	—
Bridge loan, due November 2006 (Old Credit Agreement)	—	70,000
Stargames credit facility	—	3,872
BTI acquisition contingent consideration	2,434	4,441
ENPAT note payable, non-interest bearing, due in installments through 2007	2,985	5,823
PGIC TGD minimum consideration, non-interest bearing, due in installments through 2011	2,922	—
Kings Gaming Inc. contingent consideration	512	—
Bet the Set “21” contingent consideration	478	526
VIP note payable	—	329
Other	1,619	1,056
	236,630	236,047
Less: current portion	(3,932)	(77,294)
	$232,698	$158,753

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

At October 31, 2007, we had approximately $24,320 of available remaining credit under the Revolver. Further, as of October 31, 2007, we were in compliance with all financial covenants. We have two financial maintenance covenants under our Credit Facility: a Total Leverage Ratio and an Interest Expense Coverage ratio. Our Credit Agreement prohibits us from exceeding a Total Leverage Ratio, as defined therein, of 4.5:1. Our Total Leverage Ratio as of October 31, 2007 was 3.8 to 1.0. Our Credit Agreement requires us to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2007 was 8.4 to 1.0.

Stargames credit facility.  Stargames had banking facilities with the Australia and New Zealand Banking Group (“ANZ”). The facilities had a borrowing capacity of AU $12,700, but we elected to pay all amounts outstanding and cancel the Stargames credit facility effective October 31, 2007. The amount outstanding as of October 31, 2006, was $3,872. Interest rates were based on the bank bill swap yield, as defined, plus a margin.

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

Kings Gaming Inc. contingent consideration.  In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (“Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (“Effective Date”). On each anniversary of the Effective Date until the Date of Maturity, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of October 31, 2007 was $512. Our effective interest rate as of October 31, 2007 was 5.8%.

Bet the Set “21” contingent consideration.  In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table games up to a maximum of $560. The balance of this liability as of October 31, 2007 and October 31, 2006, was $478 and $526, respectively.

PGIC Table Games Division minimum consideration.  In connection with our acquisition of PGIC’s worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of October 31, 2007 of $2,922 represents the discounted present value of the future payments, excluding imputed interest of approximately $578 using an effective interest rate of 7.25%.

Maturities of long-term debt for the five fiscal years ending subsequent to October 31, 2007, are as follows:

Year ending October 31,
2008	$3,932
2009	151,259
2010	736
2011	1,288
2012	75,947
Thereafter	3,468
Total	$236,630

8. SHARE-BASED COMPENSATION

Adoption of SFAS 123R.  Effective November 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, and SAB No. 107 (“SAB 107”), “Share-Based Payment” requiring the measurement and recognition of all share-based compensation under the fair value method. We previously accounted for stock-based compensation in accordance with APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and the FASB’s Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, and disclosed supplemental information in accordance with SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under these standards, we did not incur compensation expense for employee stock options when the exercise price was at least 100% of the market value of our common stock on the date of grant. SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

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

We adopted SFAS 123R by applying the modified-prospective transition method and reclassified previously recorded deferred compensation to additional paid-in capital (“APIC”). Under this method, we began applying the valuation and other criteria of SFAS 123R on November 1, 2005, and began recognizing expense for the unvested portion of previously issued grants at the same time, based on the valuation and attribution methods originally used to calculate the disclosures.

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

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), restricted stock, and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Equity granted under the 2004 Directors’ Plan generally vest immediately and expire in ten years, although initial equity grants to directors upon joining the Board can partly vest either immediately and/or partly over one or two years.

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

As of October 31, 2007, 956 and 867 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively. A summary of activity under our share-based payment plans for the year ended October 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 31, 2005	3,822	$17.01	7.0
Granted	142	32.96
Exercised	(697)	11.30
Forfeited or expired	(136)	13.55
Outstanding at October 31, 2006	3,131	19.16	7.0
Granted	142	27.23
Exercised	(229)	11.12
Forfeited or expired	(138)	29.96
Outstanding at October 31, 2007	2,906	19.68	6.4	2,757
Exercisable at October 31, 2007	2,330	17.71	6.0	2,757
Vested and expected to vest at October 31, 2007	2,757	$19.68	6.4	2,757

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

A summary of activity related to restricted stock for the year ended October 31, 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at October 31, 2005	276	$19.11
Granted	64	33.27
Exercised	—	—
Forfeited	—	—
Nonvested at October 31, 2006	340	26.01
Granted	227	25.42
Exercised	(30)	33.02
Forfeited	(51)	25.94
Nonvested at October 31, 2007	486	$26.19

As of October 31, 2007, there was $7,423 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.1 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized for the years ended October 31:

	2007	2006	2005
Compensation costs:
Stock options	$1,881	$3,515	$60
Restricted stock	2,931	1,997	759
Total compensation cost	4,812	5,512	819
Related tax benefit	$(1,313)	$(1,720)	$(300)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	2007	2006	2005
Cost of sales	$43	$102	$—
Selling, general and administrative	4,391	5,108	819
Research and development	378	302	—
Total share-based compensation	$4,812	$5,512	$819

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

We account for the $150,000 of Notes due 2024 (the “Notes”) in accordance with FASB EITF No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For certain quarters during the years ended October 31, 2007, 2006, and 2005, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.

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

Foreign currency (loss) gain relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar denominated contracts. Additionally, we have initiated the settling of certain inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation” for the year ended October 31, 2007.

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

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 was as follows:

	2007	2006	2005
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Stargames PC4 software technology	(46.9)%	0.0%	0.0%
In-process research and development	(0.0)%	35.8%	0.0%
Foreign dividend inclusion	0.0%	9.9%	0.0%
Other permanent differences	(7.0)%	(6.0)%	(1.9)%
State income taxes, net of federal benefit	2.1%	2.5%	2.1%
Tax credits	(2.7)%	(8.4)%	(1.8)%
Effect from foreign tax rate differences	2.6%	1.4%	0.7%
Other	2.9%	1.3%	(0.8)%
Effective tax rate	(14.0)%	71.5%	33.3%

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

14. OPERATING SEGMENTS

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

In August 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five-point strategy. Specifically, our Las Vegas-based operations were been divided into two distinct entities: a corporate headquarters group and a new profit center called Shuffle Master—Americas. The organizational changes also included the formation of the Corporate Product Group (“CPG”). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG will also oversee our global product research and development.

As part of our reorganization and the continued implementation of our five-point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility Products,

Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

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

We evaluate the performance of our operating segments based on net revenues, gross margin and operating income. Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Direct expenses primarily include depreciation of leased assets, amortization of intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, research and development and product related litigation. Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock-based compensation expense, and manufacturing overhead. Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows

Operating income for each segment excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments. The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable. Segment assets exclude corporate assets.

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

Legal Proceedings.  In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

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

In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData’s PokerOne™ shuffler. The Magistrate’s findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. On February 26, 2007, the Court adopted and accepted, without modification, the Magistrate’s Recommendation. The Magistrate’s Recommendation, as adopted by the Court, is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. There can be no guarantee that, upon any further appeal of the Court’s adoption of the Magistrate’s Recommendation, the Federal Circuit will agree with our claim construction.

On April 5, 2007, we filed a motion for release of a $3,000 cash security, which VendingData has opposed. The Court has not yet ruled on that motion.

On April 27, 2007, VendingData filed a motion for summary judgment claiming that the PokerOne™ does not infringe.

On May 23, 2007, the Court entered an order granting VendingData’s motion for a protective order staying all further discovery in the case pending resolution of VendingData’s motion for summary judgment, other than further discovery granted Shuffle Master pursuant to an emergency motion heard on May 10, 2007. On May 31, 2007, Shuffle Master opposed VendingData’s motion for summary judgment of non-infringement, and brought a cross motion for summary judgment that the PokerOne™ does infringe.

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

3.             GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. and Yehia Awada (“GEI”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI’s 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents. We are seeking a permanent injunction and an as yet undetermined amount of damages against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patents are invalid. Fact and expert discovery is complete. In November 2005, the Court held a Markman hearing for construction of the claims. On September 28, 2007, the Magistrate ruled in our favor in the Markman hearing on claim construction. The defendants have appealed. In March 2006, GEI filed and, we opposed, several summary judgment motions challenging the validity of the Three Card Poker patent involved in this litigation. GEI filed its reply briefs in April 2006, and the summary judgment motions are pending. The case is stayed pending resolution of the summary judgment motions.

On November 16, 2007, the Court adopted the Magistrate’s ruling in our favor on the claims construction and overruled the defendants’ objections to the Magistrate’s ruling. The Court ordered supplemental briefing on the pending summary judgment motions as a result of this ruling. We filed supplemental briefs and the defendants did not. We are still awaiting a ruling on the summary judgment.

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

On or about December 6, 2005, the defendants answered our complaint and denied all liability. They also filed counterclaims for alleged patent misuse, anti-trust violations based on said patent misuse, patent invalidity, unfair competition, unfair trade practices, and other related claims. The counterclaims seek an unspecified amount of damages, disgorgement of our profits as a result of our alleged unfair trade practices, and preliminary and permanent injunctive relief against our alleged unfair trade practices. The defendants filed these counterclaims against both us and our CEO. We completely and uncategorically deny the defendants’ counterclaims, and intend to vigorously oppose them. On January 9, 2006, we filed a motion to dismiss all of defendants’ counterclaims. On January 24, 2006, the defendants filed an opposition to our motion to dismiss. On March 27, 2006, the Court granted our motion for a preliminary injunction and dismissed four of the defendants’ seven counterclaims. On April 19, 2007, the Court granted our summary judgment motions on trade dress infringement and defendants’ counterclaims, and all of those counterclaims were dismissed with prejudice. All other claims were dismissed with prejudice, except our trademark infringement claim that was dismissed without prejudice. A permanent injunction was also entered.

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

6.             Class Action Lawsuit—

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

7.             WMS (U.S.)—On August 6, 2007, WMS Gaming Inc. (“WMS”) filed a complaint against Stargames and the Company in the United States District Court for the Northern District of Illinois, Eastern Division alleging breach of contract based upon the alleged failure to make the 2007 minimum royalty payment when due. The Company moved to dismiss on the basis that this complaint was not ripe as it was filed before the 30-day cure period had elapsed, and since the Company had now made the minimum royalty payment that formed the basis for WMS’s complaint, the suit was moot.

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

8.             WMS (Australia)—On August 15, 2007, Stargames, the Company’s affiliate, filed suit in New South Wales, Australia alleging a breach of contract by WMS relating to its failure in 2006 to provide certain software game masters to Stargames in accordance with the terms of the contract and seeking damages related thereto.

On August 23, 2007, the Company sought and obtained an ex parte order enjoining WMS from seeking to enjoin the Australia case. At this time, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

9.             Shareholder Derivative Suits—

a.             Shareholder Derivative Lawsuit I—On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint in the U.S. District Court for the District of Nevada against our CEO, Mark Yoseloff, our President, Paul Meyer, our former CFO, Richard Baldwin, our General Counsel, Jerome Smith, and the current members of our Board of Directors. The Company was also named as a nominal defendant. On September 24, 2007, plaintiffs voluntarily dismissed Jerome Smith from the case without prejudice. The complaint, on behalf of the Company, alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company’s Fiscal 2006 annual results and our acquisition of Stargames. The complaint seeks an unspecified amount of damages.

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

16. SUBSEQUENT EVENTS

(The numbered items correspond to the numbered items of the Legal Proceedings):

2.             Awada—On December 27, 2007, the Nevada Supreme Court denied the appeal filed by the plaintiffs with regard to the District Court’s rescission judgment and its dismissal of all claims related to the breach of contract issues, and affirmed the District Court’s order granting the rescission of the “Game Option Agreement”. The Supreme Court also remanded to the District Court, on procedural grounds, the remaining non-contract claims. We now intend to seek dismissal of these claims.

3.             GEI—On November 16, 2007, the Court adopted the Magistrate’s ruling in our favor on the claims construction and overruled the defendants objections to the Magistrate’s ruling. The Court ordered supplemental briefing on the pending summary judgment motions as a result of this ruling. We filed supplemental briefs and the defendants did not. We are still awaiting a ruling on the summary judgment motions.

5.             MP Games I—Due to a scheduling conflict of certain counsel, the Court has moved the summary judgment hearing so that the hearing begins on February 28, 2008.

6.             Class Action Lawsuits—On November 30, 2007, the Court appointed the “Shuffle Master Institutional Investor Group,” consisting of the Tulsa Municipal Employees’ Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as Lead Plaintiff. Grant & Eisenhofer is the Lead Plaintiff’s counsel. The Lead Plaintiff has until mid-January 2008 to file an amended complaint.

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

SHUFFLE MASTER, INC.

QUARTERLY FINANCIAL DATA

(Unaudited, in thousands except per share amounts)

	Quarter Ended
	January 31	April 30	July 31	October 31
2007:
Revenue	$37,341	$44,644	$45,135	$51,731
Gross Profit	23,173	26,675	25,913	28,104
Income from continuing operations	1,951	3,427	2,736	8,187
Net income	2,025	3,440	2,735	8,179
Earnings per share—continuing operations:
Earnings per share, basic	0.06	0.10	0.08	0.24
Earnings per share, diluted	0.05	0.10	0.08	0.23
2006:
Revenue	$33,318	$43,303	$40,737	$45,633
Gross Profit	23,396	28,849	27,388	26,673
Income (loss) from continuing operations	7,218	(12,632)	7,443	3,310
Net income (loss)	7,353	(12,720)	7,269	3,191
Earnings per share—continuing operations:
Earnings (loss) per share, basic	0.21	(0.37)	0.21	0.09
Earnings (loss) per share, diluted	0.20	(0.37)	0.20	0.09

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 31, 2007, 2006 and 2005

	Column B	Column C	Column D	Column E
	Balance at	Additions
Column A	Beginning of Period	Charged to Expense (a)	Stargames Acquisition	Deductions/ Other	Balance at End of Period
Allowance for bad debts (Accounts receivable):
2007	$1,422	$36	$—	$982	$476
2006	$283	$(777)	$1,907	$(9)	$1,422
2005	$740	$(165)	$—	$292	$283
Allowance for bad debts (Investment in sales-type leases and notes receivable):
2007	$681	$(443)	$—	$2	$236
2006	$631	$240	$—	$190	$681
2005	$491	$394	$—	$254	$631

(a)   For the year ended October 31, 2006, favorable collections efforts, primarily at Stargames, resulted in a credit of ($777) in the provision for bad debts related to accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s Assessment of Internal Control over Financial Reporting

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. This evaluation was performed using the Internal Control — Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007. Therefore, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

 Shuffle Master, Inc.

 Las Vegas, Nevada

We have audited the internal control over financial reporting of Shuffle Master, Inc. subsidiaries (the “Company”) as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2007 of the Company and our report dated January 18, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on November 1, 2005.

 Las Vegas, Nevada

 January 18, 2008

ITEM 9B. OTHER INFORMATION

None.

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

SHUFFLE MASTER, INC.

Dated: July 8, 2008	By:	/s/ MARK L. YOSELOFF
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF	Chairman and Chief Executive Officer	July 8, 2008
Mark L. Yoseloff	(Principal Executive Officer)

/s/ PAUL C. MEYER	President and Chief Operating Officer	July 8, 2008
Paul C. Meyer

/s/ COREEN SAWDON	Senior Vice President, Chief Accounting Officer and Acting Chief	July 8, 2008
Coreen Sawdon	Financial Officer (Principal Accounting Officer)

/s/ LOUIS CASTLE	Director	July 8, 2008
Louis Castle

/s/ PHILLIP C. PECKMAN	Director	July 8, 2008
Phillip C. Peckman

/s/ GARRY W. SAUNDERS	Director	July 8, 2008
Garry W. Saunders