Form 10-Q
period 2008-07-31
SHUFFLE MASTER INC
filed 2008-09-09
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR
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

As of September 5, 2008, there were 55,542,372 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2008

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue:
Product leases and royalties	$18,286	$14,839	$52,689	$40,903
Product sales and service	31,163	30,268	83,597	86,098
Other	43	28	106	119
Total revenue	49,492	45,135	136,392	127,120
Costs and expenses:
Cost of leases and royalties	5,640	4,598	16,239	12,165
Cost of sales and service	14,721	14,624	39,986	39,194
Gross profit	29,131	25,913	80,167	75,761
Selling, general and administrative	17,639	15,469	52,651	44,347
Research and development	4,482	4,302	13,641	12,702
Total costs and expenses	42,482	38,993	122,517	108,408

Income from operations	7,010	6,142	13,875	18,712
Other expense	(1,754)	(1,829)	(6,311)	(6,577)
Equity method investment loss	-	(77)	-	(338)
Impairment of investment	(1,053)	-	(1,486)	-
Income from continuing operations before tax	4,203	4,236	6,078	11,797
Income tax provision	1,205	1,500	1,834	3,683
Income from continuing operations	2,998	2,736	4,244	8,114
Discontinued operations, net of tax	-	(1)	(1)	86
Net income	$2,998	$2,735	$4,243	$8,200

Basic earnings per share:
Continuing operations	$0.08	$0.08	$0.12	$0.23
Discontinued operations	-	-	-	0.01
Net income	$0.08	$0.08	$0.12	$0.24

Diluted earnings per share:
Continuing operations	$0.08	$0.08	$0.12	$0.23
Discontinued operations	-	-	-	-
Net income	$0.08	$0.08	$0.12	$0.23

Weighted average shares outstanding:
Basic	35,887	34,696	35,113	34,674
Diluted	35,946	35,155	35,201	35,362

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share amounts)

	July 31,	October 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$89,244	$4,392
Accounts receivable, net of allowance for bad debts of $244 and $476	28,646	35,045
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $230 and $236	6,783	9,092
Inventories	26,524	34,081
Prepaid income taxes	8,139	4,110
Deferred income taxes	4,981	7,959
Other current assets	7,915	5,286
Total current assets	172,232	99,965
Investment in sales-type leases and notes receivable, net of current portion	2,745	6,124
Products leased and held for lease, net	20,947	15,886
Property and equipment, net	11,067	11,242
Intangible assets, net	83,021	91,343
Goodwill	108,825	105,354
Deferred income taxes	13,750	14,476
Other assets	12,511	15,377
Total assets	$425,098	$359,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,772	$11,548
Accrued liabilities	13,989	15,015
Customer deposits	2,029	2,213
Deferred revenue	6,146	5,489
Current portion of long-term debt and other current liabilities	151,061	3,932
Total current liabilities	184,997	38,197
Long-term debt, net of current portion	66,029	231,339
Other long-term liabilities	2,890	1,359
Deferred income taxes	235	1,238
Total liabilities	254,151	272,133
Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 507 shares authorized; none outstanding
Common stock, $0.01 par value; 151,368 shares authorized; 52,895 and 35,198 shares issued and outstanding	529	352
Additional paid-in capital	79,436	6,492
Retained earnings	41,875	38,770
Accumulated other comprehensive income	49,107	42,020
Total shareholders' equity	170,947	87,634
Total liabilities and shareholders' equity	$425,098	$359,767

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,243	$8,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,671	14,108
Amortization of debt issuance costs	977	1,000
Share-based compensation	3,260	3,978
Equity method investment loss	-	338
Impairment of investment	1,486	-
Provision (recovery) for bad debts	(396)	110
Write-down for inventory obsolescence	149	837
Gain on sale of assets	(738)	-
Gain on sale of leased assets	(2,776)	-
Excess tax benefit from stock option exercises	-	(969)
Tax benefit from stock option exercises	-	299
Changes in operating assets and liabilities:
Accounts receivable	7,191	10,487
Investment in sales-type leases and notes receivable	5,631	4,381
Inventories	8,551	(10,308)
Accounts payable and accrued liabilities	1	2,853
Customer deposits and deferred revenue	382	741
Income taxes payable	-	1,391
Deferred income taxes	2,826	(1,260)
Prepaid income taxes	(4,018)	(3,345)
Other	(2,239)	(1,989)
Net cash provided by operating activities	42,201	30,852

Cash flows from investing activities:
Proceeds from sale of assets	1,440	-
Proceeds from sale of leased assets	4,365	1,119
Payments for products leased and held for lease	(11,380)	(7,919)
Purchases of property and equipment	(2,055)	(2,201)
Purchases of intangible assets	(1,026)	(2,397)
Acquisition of businesses, net of cash acquired	(792)	(1,750)
Net cash used by investing activities	(9,448)	(13,148)

Cash flows from financing activities:
Debt repayments	(30,844)	(84,479)
Debt proceeds	12,548	74,514
Debt issuance costs	-	(1,722)
Repurchases of common stock	-	(1,933)
Proceeds from issuances of common stock, net	69,974	2,497
Excess tax benefit from stock option exercises	-	969
Net cash provided (used) by financing activities	51,678	(10,154)
Effect of exchange rate changes on cash	421	(312)
Net increase in cash and cash equivalents	84,852	7,238
Cash and cash equivalents, beginning of period	4,392	8,906
Cash and cash equivalents, end of period	$89,244	$16,144
Non-cash Financing transactions:
Accrued debt issuance costs	437	-
Cash paid for:
Income taxes, net of refunds	2,887	6,477
Interest	5,112	4,788

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit/seat and per share amounts)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.  Unless the context indicates otherwise, references to “Shuffle Master, Inc.”, “we”, “us”, “our”, or the “Company”, includes Shuffle Master, Inc. and its consolidated subsidiaries.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four operating segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”), and Electronic Gaming Machines (“EGM”).

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

Utility.    Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. We introduced the first successful automatic card shuffling equipment to the gaming industry and we continue to develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. We are working on the development of next generation shufflers and technological advancements in the areas of card recognition and remote diagnostics, among other developments. Currently, our Utility segment revenue is derived substantially from the lease and sale of our automatic card shufflers and associated service revenue. We also offer chip sorting products that simplify the handling of gaming chips on high volume roulette tables. Additionally, we have acquired or are developing products to gather data and to enable casinos to track table game play such as our iShoe™ card reading shoe and our iScore™ baccarat viewer that displays current game results and trends.  These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability. To enhance our Intelligent Table Systems  (“ITS”) product offerings, we entered into a worldwide product integration agreement with International Game Technology (“IGT”) and Progressive Gaming International Corporation (“PGIC”) to create Table iD using complementary capabilities, technologies and resources of the three companies.

Proprietary Table Games.    Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker, and blackjack table games. We believe we have a leading worldwide market position in most popular titles in the world proprietary table games, as our current proprietary table games titles include all of the top seven and eleven of the top 15 most popular titles in the world.

We intend to broaden our proprietary table game content through development and acquisition. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers' Malta-based subsidiary, Guardian Gaming, operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal (Internet gaming is not legal in the United States). Guardian Gaming launched Shuffle Master Live! in November 2007.

Electronic Table Systems.    Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are Table Master™, Vegas Star®, and Rapid Table Games™. Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play. We also offer our proprietary table games via wireless gaming solutions.

Electronic Gaming Machines.    Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia and, to a lesser extent, Latin America. Although these products are designed primarily for the Australasian market, we are also exploiting the marketing of these products in other jurisdictions that do not require any significant incremental product design costs. Through our Stargames subsidiary, we offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform. Popular titles for our EGMs include Drifting Sands 3, Ninja 3 and The Pink Panther series of linked games (iChing, Kelly Country, Deep Sea Dollars, Galapagos Wild and Tango Passion).

Basis of presentation.  The unaudited interim condensed consolidated balance sheet as of July 31, 2008, the unaudited interim condensed consolidated statements of income for the three and nine month periods ended July 31, 2008 and 2007 and the unaudited interim condensed consolidated statements of cash flows for the nine month periods ended July 31, 2008 and 2007 have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The financial information for the three and nine month periods ended July 31, 2008 and 2007, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The consolidated balance sheet as of October 31, 2007, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2007, is included in Item 8 in the Annual Report on Form 10-K filed on January 18, 2008, as amended by the Form 10-K/A filed on July 7, 2008 (the “Annual Report”) and the Registration Statement on Form S-1, filed with the SEC on June 27, 2008, as amended (the “Registration Statement”). It is suggested that the condensed consolidated financial statements included in this Form 10-Q be read in conjunction with the financial statements and the notes thereto included in the Annual Report and the Registration Statement. The results of operations for the nine months ended July 31, 2008, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2008.

Investment in Sona and other investments.  Our investment in and the operating results of Sona Mobile Holdings Corp. (“Sona”), which is not required to be consolidated in our condensed consolidated financial statements, was previously accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 18 (“APB 18”), The Equity Method of Accounting for Investments in Common Stock, based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our President having a seat on the Sona Board of Directors. Due to the resignation of our President from the Sona Board of Directors on June 12, 2007, using the guidance of APB 18, we concluded that we no longer have the ability to exercise significant influence over Sona and that the equity method of accounting is no longer appropriate for our investment. As of June 12, 2007, we account for our investment under the cost method of accounting on a prospective basis and as an available-for-sale marketable security using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. As of July 31, 2008, we analyzed our cost method investment in Sona and, due to the severity and duration in the decline in fair value, determined that such investment was other than temporarily impaired. Accordingly, we recorded a $1,053 and $1,486 impairment write-down for the three and nine month periods ended July 31, 2008, respectively, which represents the difference between our historical book value and fair market value as of July 31, 2008. Such impairment charge is reflected in impairment of investment in the condensed consolidated statement of income for the three and nine month periods ended July 31, 2008.

Liquidity and management’s plans.  As of July 31, 2008, our current liabilities exceeded our current assets (also known as negative working capital) by $12,765. This occurred primarily because our $150,000 contingent convertible senior notes (the “Notes”) are puttable within 12 months (see Note 5).  In anticipation of the Notes being put by the holders on April 15, 2009, we have executed a refinancing plan that involves a second amendment to the $100,000 senior secured revolving credit facility (the “Revolver”), a public offering of our common stock and a cash Tender Offer for the Notes. We completed a public offering of our common stock (see Notes 2 and 6), obtained commitments for a $60,000 to $80,000 term loan facility, which was part of a second amendment to the Revolver, and launched a cash Tender Offer to repurchase the Notes (See Notes 2, 5 and 13).

Recently issued accounting standards. In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. This change will become effective for our fiscal year beginning November 2009, and requires retrospective application for all periods presented. We are currently evaluating the effect, if any, that EITF 03-6-1 will have on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009. EITF 07-5 may simplify share repurchase transactions.   We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

In August 2007, the FASB proposed FSP Accounting Principles Board (“APB”) 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-a”). If approved, FSP APB 14-a will require us to separately account for the liability and equity components of the Notes and recognize additional interest expense at our nonconvertible debt borrowing rate. If the FSP is issued as drafted, it will be effective for our fiscal year beginning in November 2009 and will require retrospective application. We are currently evaluating the effect, if any, that FSP APB 14-a will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the Company for any new acquisitions and will be effective for us beginning in November 2009 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for non-controlling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent’s equity. SFAS 160 will be effective for us beginning in November 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are still assessing the impact, if any, that SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008. We are currently evaluating if we are going to adopt the provisions of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued a FSP FAS 157-2, an amendment to SFAS 157, delaying the effective date of SFAS 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with the amendment, this statement is partially effective for us beginning in November 2008 and effective for us beginning in November 2009. We are currently evaluating the effect, if any, that SFAS 157 will have on our consolidated financial statements.

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Contingent convertible senior notes refinancing.  In anticipation of the Notes being put by the holders on April 15, 2009, we have executed a refinancing plan that involves a second amendment to the Revolver, a public offering of our common stock and a cash tender offer for the Notes.

On July 14, 2008, we entered into a second amendment to the Revolver (the “Second Amendment”), with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent.  Among other things, the Second Amendment provides for a new term loan facility (the “Term Loan”) of at least $60,000 and no more than $80,000. Subsequent to our quarter ended July 31, 2008, and on August 25, 2008, we drew $65,000 on the Term Loan, resulting in net proceeds of $63,438 (See Notes 5 and 13 for further discussion).

In addition, on July 14, 2008, we announced the commencement of a cash tender offer for the Notes (the “Tender Offer”).  Pursuant to the initial tender offer, we offered to purchase all of the outstanding Notes at 96.5% of the principal amount thereof plus accrued and unpaid interest.  The Tender Offer was set to expire on August 8, 2008.  Subsequent to our quarter ended July 31, 2008, and on August 11, 2008, we amended the terms of the Tender Offer to purchase all of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  The amended Tender Offer expired on August 22, 2008, resulting in approximately $89,300 of the Notes being tendered (the “Tendered Notes”) and purchased by the Company. (See Notes 5 and 13 for further discussion).

On July 25, 2008, we closed a public offering of 17,647,059 shares of our common stock at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  The net proceeds from the Offering are included in cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2008.

In conjunction with the Offering, we granted Deutsche Bank Securities Inc., Wachovia Securities, KeyBanc Capital Markets and Brean Murray, Carret & Co. (the “Underwriters”) an over-allotment option to purchase up to 2,647,058 shares of our common stock at $4.25 per share, less the Underwriters’ discount of 5.25%.  The Underwriters exercised their over-allotment option in full.  Subsequent to our quarter ended July 31, 2008, and on August 1, 2008, the Underwriters purchased 2,647,058 shares in the over-allotment, resulting in net proceeds of approximately $10,700.

Net proceeds from the Term Loan, the Offering and the exercise of the Underwriters’ over-allotment option will be used to repurchase the Notes when they are put to us.  (See Note 13 for further discussion).

PGIC Table Games Division.  On September 28, 2007, we entered into a purchase agreement for the acquisition of PGIC’s Table Games Division (“TGD”) business (the “Purchase Agreement”), including certain worldwide rights and lease contracts for all of PGIC’s table game titles including Caribbean Stud® and Texas Hold’ Em Bonus®, as well as a software distribution license agreement (the “Software Distribution License Agreement”). We also entered into an amended and restated license agreement with PGIC amending the license agreement, dated September 29, 2006, which granted us certain expanded rights.

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

Under the terms of the Purchase Agreement, we paid PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provides for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: for each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The lease and service revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base totaled approximately 600 tables.

Under the Software Distribution License Agreement, we acquired PGIC’s Game Manager™ software and related table hardware (collectively, the “GMS”). The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC’s Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and/or properties being managed.  As such, we have started integrating the GMS with certain versions of our proprietary table games in numerous jurisdictions. We paid PGIC a $3,000 advance of royalties due under the Software Distribution License Agreement within 10 days of signing the Purchase Agreement. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC’s progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element.

The following table sets forth the determination of the consideration paid for the PGIC TGD at the date of acquisition:

Cash	$19,755
Minimum future consideration, non-interest bearing	2,922
Direct acquisition costs	1,233
Total purchase price	$23,910

In accordance with SFAS 141, the transaction was accounted for as a business combination and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired based upon their estimated fair values at the date of the acquisition. The current purchase price allocation is subject to certain working capital adjustments, as defined in the Purchase Agreement, that have yet to be finalized. No liabilities were assumed in this transaction. The following table sets forth the preliminary allocation of the purchase price:

Inventory	$883
Property and equipment	1,101
Customer relationships, average life of 10 years	11,221
Backlog, average life of 1 year	126
Tradenames, trademarks, patents and copyrights, average life of 10 years	2,999
Covenant not to compete, life of 7 years	207
Goodwill	7,373
$23,910

The acquisition of the PGIC TGD enhances the product offering in our PTG segment by providing us with new table game titles, expanded customer relationships and valuable additional casino floor space. Backlog and covenant not to compete are being amortized on a straight-line basis over their useful lives. PGIC TGD amortization expenses for backlog and covenant not to compete were $36 and $0 for the three months ended July 31, 2008 and 2007, respectively, and $109 and $0 for the nine months ended July 31, 2008 and 2007, respectively. Customer relationships and tradenames, trademarks, patents, and copyrights are being amortized based on their projected revenue streams. PGIC TGD amortization expenses related to customer relationships and tradenames, trademarks, patents, and copyrights were $290 and $0 for the three months ended July 31, 2008 and 2007, respectively, and $870 and $0 for the nine months ended July 31, 2008 and 2007, respectively. Backlog and tradenames, trademarks, patents, and copyrights are charged to cost of leases and royalties, a component of gross margin. Customer relationships and covenant not to compete are reflected in selling, general and administrative expenses in the condensed consolidated statements of income.

3. CURRENT AND LONG-TERM ASSETS

	July 31,	October 31,
	2008	2007
Accounts receivable, net:
Trade receivables	$28,890	$35,521
Less: allowance for bad debts	(244)	(476)
Total	$28,646	$35,045

	July 31,	October 31,
	2008	2007
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$6,807	$10,715
Notes receivable - table game licenses	4,827	7,798
Sub-total sales-type leases and notes receivable	11,634	18,513
Less: interest sales-type leases	(812)	(1,085)
Less: deferred service revenue	(1,064)	(1,976)
Less: allowance for bad debts	(230)	(236)
Investment in sales-type leases and notes receivable, net	9,528	15,216
Less: current portion sales-type leases	(3,559)	(4,266)
Less: current portion notes receivable - table game licenses	(3,224)	(4,826)
Long-term portion investment in sales-type leases and notes receivable	$2,745	$6,124

We maintain provisions for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The provisions for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases are interest-bearing at fixed market interest rates, require monthly installment payments over periods ranging generally from 30 to 60 months and contain bargain purchase options. Notes receivable include financing arrangements for sales of our intellectual property products. Amounts are interest-bearing at fixed market interest rates and require monthly installments ranging generally from 30 to 60 months.

Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

As of July 31,	2009	2010	2011	Total

Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$4,949	$1,459	$399	$6,807
Notes receivable - table game licenses	3,464	1,157	206	4,827
Sub-total sales-type leases and notes receivable	8,413	2,616	605	11,634

Less: interest sales-type leases	(588)	(195)	(29)	(812)
Less: deferred service revenue	(812)	(204)	(48)	(1,064)
Less: allowance for bad debts	(230)	-	-	(230)
Investment in sales-type leases and notes receivable, net	$6,783	$2,217	$528	$9,528

	July 31,	October 31,
	2008	2007
Inventories:
Raw materials and component parts	$19,181	$18,975
Work-in-process	1,242	2,141
Finished goods	6,101	12,965
Total	$26,524	$34,081

	July 31,	October 31,
	2008	2007

Other current assets:
Prepaid expenses	$5,786	$2,502
Other receivables	1,465	1,442
Other	664	1,342
Total	$7,915	$5,286

Prepaid expenses consist primarily of prepaid deferred cost of sales, prepaid legal fees, prepaid licensing costs, prepaid insurance, prepaid rent and computer related maintenance and service fees. Prepaid deferred cost of sales was $2,679 and $1,962, as of July 31, 2008 and October 31, 2007, respectively. Prepaid legal fees were $1,542 and $0, as of July 31, 2008 and October 31, 2007, respectively.

Other receivables consisted primarily of insurance and tax receivables.  The insurance receivable related to legal fees reimbursable under our Directors and Officers (“D&O”) insurance policy and was $193 and $955 as of July 31, 2008 and October 31, 2007, respectively.  These fees are related to the class action and derivative lawsuits that have been brought against us. These receivables have been recognized as we have determined that their recovery under our D&O insurance policy is probable. During the three months ended July 31, 2008, we received $586 for legal fees submitted under our D&O insurance policy. Until amounts were collected, these legal fees were respectively recorded as other receivables at October 31, 2007, January 31, 2008 and April 30, 2008. See Note 12 for additional information related to these lawsuits. Tax receivables related to the reimbursable portion of our value added taxes were $524 and $380 as of July 31, 2008 and October 31, 2007, respectively.

	July 31,	October 31,
	2008	2007
Products leased and held for lease:
Utility	$29,161	$29,678
Less: accumulated depreciation	(20,767)	(22,802)
Utility, net	8,394	6,876

Proprietary Table Games	2,516	1,783
Less: accumulated depreciation	(1,024)	(703)
Proprietary Table Games, net	1,492	1,080

Electronic Table Systems	15,669	12,076
Less: accumulated depreciation	(4,608)	(4,146)
Electronic Table Systems, net	11,061	7,930

Electronic Gaming Machines	222	222
Less: accumulated depreciation	(222)	(222)
Electronic Gaming Machines, net	-	-

Total, net	$20,947	$15,886

	July 31,	October 31,
	2008	2007

Other long-term assets:
Debt issuance costs, net	$1,853	$2,833
Deposits	3,887	3,872
Investment in Sona	139	1,749
PGIC TGD prepaid royalty	4,734	4,750
Other	1,898	2,173
Total	$12,511	$15,377

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $325 and $327 for the three months ended July 31, 2008 and 2007, respectively, and $977 and $1,000 for the nine months ended July 31, 2008 and 2007, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 2.6 years.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc. (formerly “VendingData”) and deposits associated with equipment purchases. See Note 12 for more information related to the Elixir Gaming Technologies, Inc. (formerly “VendingData”) litigation.

Other long term assets of $1,898 and $2,173 as of July 31, 2008 and October 31, 2007, principally include $1,367 and $1,659, respectively, of prepaid licensing costs and $527 and $512, respectively, of restricted cash related to the Kings Gaming Inc. contingent consideration in connection with the purchase of the Play Four Poker™ patent and trademark. See Note 5 for more information related to Kings Gaming contingent consideration.

We classify our investment in Sona as available-for-sale. Our investment is recorded at fair market value, which, as of July 31, 2008 and October 31, 2007, was $139 and $1,749, respectively. See Note 1 for discussion relating to our investment in Sona and the related impairment write-down recognized in the condensed consolidated statements of income for the three and nine month periods ended July 31, 2008.

See Note 2 for discussion related to the $4,734 PGIC TGD prepaid royalty.

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD trademarks, are subject to amortization. Amortization expense was $3,799 and $2,911 for the three months ended July 31, 2008 and 2007, respectively.  Amortization expense was $11,128 and $8,268 for the nine months ended July 31, 2008 and 2007, respectively.

Amortizable intangible assets are comprised of the following as of July 31, 2008 and October 31, 2007:

	Weighted Average	July 31,	October 31,
	Useful Life	2008	2007
Amortizable intangible assets:

Patents, games and products	10 years	$65,464	$62,465
Less: accumulated amortization		(32,381)	(23,945)
		33,083	38,520
Customer relationships	10 years	23,783	23,537
Less: accumulated amortization		(4,177)	(2,251)
		19,606	21,286
Licenses and other	6 years	5,836	5,136
Less: accumulated amortization		(2,012)	(1,813)
		3,824	3,323
Developed technology	4 years	10,342	10,254
Less: accumulated amortization		(6,463)	(4,486)
		3,879	5,768
PGIC Backlog	1 year	126	126
Less: accumulated amortization		(97)	(11)
		29	115
Total		$60,421	$69,012

Trademark.  Intangibles with an indefinite life, consisting of the Stargames and CARD trademarks, are not amortized and were $22,600 and $22,331 as of July 31, 2008 and October 31, 2007, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of July 31, 2008, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total

Balance at October 31, 2007	$43,456	$7,373	$42,965	$11,560	$105,354
Foreign currency translation adjustment	3,004	-	368	99	3,471
Balance at July 31, 2008	$46,460	$7,373	$43,333	$11,659	$108,825

All of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD. For both domestic and foreign income tax purposes only, goodwill is amortized using the straight-line method and deducted over its statutory fifteen year life. Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting segments, as defined under SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (“SFAS 142”).

5. DEBT

Debt consisted of the following:

	July 31,	October 31,
	2008	2007

Contingent convertible senior notes (Notes), fixed rate interest at 1.25%, due 2024	$150,000	$150,000
Senior secured revolving credit facility (Revolver)	62,180	75,680
PGIC TGD minimum consideration, non-interest bearing, due in installments through 2011	2,653	2,922
BTI acquisition contingent consideration	1,092	2,434
Kings Gaming Inc. contingent consideration	505	512
Bet the Set "21" contingent consideration	428	478
ENPAT note payable, non-interest bearing, paid in 2007	-	2,985
Total debt	216,858	235,011
Less: current portion	(150,829)	(3,672)
Total long-term debt	$66,029	$231,339

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

As indicated above, the Notes may be converted to cash on April 15, 2009. We expect that holders of the Notes will exercise this option on April 15, 2009. Accordingly, we have classified the entire $150,000 of Notes in current long-term debt. Due to the classification of the Notes as current long-term debt as of July 31, 2008, we have a working capital deficit of $12,765. As discussed in Note 2, in order to repurchase the Notes, we have executed a refinancing plan which includes an amendment to our Revolver allowing for the Term Loan, a public offering of our common stock (see Note 6) and a cash Tender Offer to repurchase the Notes, as discussed below.

On July 14, 2008, we announced the commencement of the Tender Offer for the Notes.  Pursuant to the Tender Offer, we offered to purchase all of the outstanding Notes at 96.5% of the principal amount thereof plus accrued and unpaid interest.  The Tender Offer was set to expire on August 8, 2008.  Subsequent to our quarter ended July 31, 2008, and on August 11, 2008, we amended the terms of the Tender Offer to purchase all of the outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  The amended Tender Offer expired on August 22, 2008, resulting in approximately $89,300 of the Tendered Notes being repurchased. (See Note 13).

$100,000 senior secured revolving credit facility.  On November 30, 2006, we entered into a $100,000 revolving credit facility (the “Revolver”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. We initially drew $71,180 on the Revolver, which was used to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”).

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

The outstanding balance of the Revolver was $62,180 at July 31, 2008. Our effective interest rate as of July 31, 2008 was 6.4%. Any remaining amount available under the Revolver will be used for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

As of July 31, 2008, we had approximately $37,820 of available remaining credit under the Revolver. We have two financial maintenance covenants under our Revolver: a Total Leverage Ratio and an Interest Expense Coverage ratio. Our Total Leverage Ratio as of October 31, 2007 was 3.8 to 1.0; our ratio as of July 31, 2008 was 2.6 to 1.0. Our Credit Agreement requires us to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2007 was 8.4 to 1.0; our ratio as of July 31, 2008 was 8.1 to 1.0.

On July 14, 2008, we entered into the Second Amendment. Among other items, the Second Amendment provides for the Term Loan of at least $60,000 and no more than $80,000. The Second Amendment will become effective upon the satisfaction of certain conditions, including: (i) the payment of a fee of 0.50% of each consenting revolving lender’s commitment; (ii) receipt by us of not less than $135,000 from (x) the public offering of our common stock pursuant to the Registration Statement on Form S-1 filed by us on June 27, 2008, as amended and (y) the Term Loan; (iii) pro forma domestic liquidity of more than $10,000; and (iv) customary closing conditions for transactions of this nature.  Beginning August 25, 2008, the effective date of the Second Amendment, we will be required to maintain a Total Leverage Ratio, as defined in the Second Amendment, not exceeding 4.25 to 1 through April 30, 2009, 4.00 to 1 thereafter through April 30, 2010, 3.75 to 1 thereafter through April 30, 2011, and 3.5 to 1 thereafter.

$60,000 to $80,000 term loan commitment.  As discussed above, we entered into the Second Amendment to the Revolver. The Second Amendment provided for the Term Loan of at least $60,000 and no more than $80,000 and will bear interest at either 2.75% over Base Rate or 3.75% over LIBOR, as elected by us.  The Term Loan will have scheduled amortization payments of 0.25% of the principal every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions will also require us to prepay the Term Loan with (i) up to 75% of our domestic excess cash flow or 50% of our worldwide excess cash flow, whichever is less (with step-downs based on total leverage); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested. Lenders under the Term Loan will share in the collateral and guarantees supporting the Revolver and will receive the benefit of the covenants, representations and warranties already contained in the Credit Agreement.  As of July 31, 2008, the outstanding balance on the Term Loan was $0.  Subsequent to our quarter ended July 31, 2008, and on August 25, 2008, we drew $65,000 on the Term Loan, resulting in net proceeds of $63,438 (See Note 13).

PGIC Table Games Division minimum consideration.  In connection with our acquisition of PGIC’s worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amounts to be paid in 2008 and 2009 are $1,000 each year and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of July 31, 2008 of $2,653 represents the discounted present value of the future payments, excluding imputed interest of approximately $347 using an effective interest rate of 7.25%.

BTI liabilities.  In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of July 31, 2008, was $1,092.

Kings Gaming Inc. contingent consideration.  In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (“Maturity Date”); consequently the $500 is classified as restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (“Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of July 31, 2008 was $505. With an effective interest rate of 3.7%, we paid $22 of interest as of July 31, 2008.

Bet the Set “21” contingent consideration.  In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21”® side bet table games up to a maximum of $560. The balance of this liability as of July 31, 2008, was $428.

ENPAT note payable.  In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The balance as of July 31, 2008 and October 31, 2007 was $0 and $2,985, respectively, which represented the discounted present value of the future payments, including imputed interest of approximately $146. The remaining principal and interest payment of $3,000 was paid in December 2007.

6. SHAREHOLDERS’ EQUITY

The following table reconciles the changes in our shareholders’ equity during the nine months ended July 31, 2008:

					Accumulated	Total
			Additional		Other	Share-
	Common Stock		Paid-in	Retained	Comprehensive	holders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, October 31, 2007	35,198	$352	$6,492	$38,770	$42,020	$87,634
Adoption of FIN 48, including interest				(1,138)		(1,138)
Comprehensive Income:
Net Income	-	-	-	4,243	-	4,243
Currency translation	-	-	-	-	7,355	7,355
Unrealized gain (loss) on investments	-	-	-	-	(123)	(123)
Other	-	-	-	-	(145)	(145)
Total comprehensive income						11,330

Offering	17,647	176	69,798	-	-	69,974
Stock repurchased	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Share-based compensation expense	-	-	3,260	-	-	3,260
Tax benefit from stock options	-	-	(113)	-	-	(113)
Issuance of restricted stock, net of forfeitures	50	1	(1)	-	-	-

Balance, July 31, 2008	52,895	$529	$79,436	$41,875	$49,107	$170,947

Offering of common stock. On July 25, 2008, we completed the Offering, resulting in net proceeds of $69,974.  As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an Underwriters fee, legal fees, independent registered public accountant fees and printing fees, which have been recorded in the condensed consolidated financial statements as of July 31, 2008 as net proceeds against the gross amount.  Net proceeds from the Offering are included in cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2008.

The Underwriters exercised the over-allotment option granted to them in connection with the Offering and on August 1, 2008, purchased the full 2,647,058 shares resulting in net proceeds of approximately $10,700.  Total net proceeds from the Offering and the exercise of the over-allotment option were $80,674 (See Note 13).  Net proceeds from the Offering, the over-allotment and the Term Loan were used to repurchase that portion of the Notes tendered and accepted as a result of the amended Tender Offer.   We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining outstanding Notes of $60,600.

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. For the three month periods ended July 31, 2008 and 2007, we did not repurchase any shares. For the nine month periods ended July 31, 2008 and 2007, we repurchased 0 and 75 shares of our common stock at an average price of $0 and $25.77, for a total cost of $0 and $1,993. As of July 31, 2008, $28,203 remained outstanding under our board authorizations. We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax benefit from stock option exercises.  During the three months ended July 31, 2008 and 2007, we realized income tax benefits of $0 and $480, respectively, and during the nine months ended July 31, 2008 and 2007, we realized income tax benefits of $0 and $1,268, respectively, both of which related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

Other comprehensive income.  Other comprehensive income consists of foreign currency translation adjustments and adjustments to our investment in Sona, in accordance with SFAS 115, for the three and nine months periods ended July 31, 2008 and 2007. The following table provides information related to comprehensive income for the three and nine months period ended July 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net income	$2,998	$2,735	$4,243	$8,200
Currency translation adjustments	407	3,919	7,355	15,988
Unrealized gain (loss) on investment in Sona	-	195	(123)	195
Other	(145)	-	(145)	-
Total comprehensive income	$3,260	$6,849	$11,330	$24,383

7. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), and restricted stock and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and expires in ten years. Equity granted under the 2004 Directors’ Plan generally vests immediately and expires in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

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

As of July 31, 2008, 522 and 728 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively. A summary of activity under our shared-based payment plans for the period ended July 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at October 31, 2007	2,906	$19.68	6.4	$2,757
Granted	640	9.47	-	-
Exercised	-	-	-	-
Forfeited or expired	(130)	16.43	-	-
Outstanding at July 31, 2008	3,416	17.89	6.4	9
Exercisable at July 31, 2008	2,340	17.82	5.4	9
Vested and expected to vest at July 31, 2008	3,163	17.89	6.4	9

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Option valuation assumptions:
Expected dividend yield	-	-	-	-
Expected volatility	53.2%	41.9%	46.9%	39.6%
Risk-free interest rate	3.1%	5.1%	3.0%	4.6%
Expected term	4.22	4.19	4.22	4.19

The total income tax benefits from stock option exercises during the nine months ended July 31, 2008 and 2007 were $0 and $1,268, respectively. As of July 31, 2008, there was a total of $4,212 of unamortized compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

During the nine months ended July 31, 2008 and 2007, we issued 50 and 222 shares of restricted stock, net of forfeited shares, respectively, with an aggregate fair value of $686 and $5,701, respectively, at the date of the grant. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

SHUFFLE MASTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except unit/seat and per share amounts)

A summary of activity related to restricted stock as of July 31, 2008 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at October 31, 2007	486	$26.19
Granted	59	11.64
Exercised	(25)	20.96
Forfeited	(9)	10.70
Nonvested at July 31, 2008	511	24.20

As of July 31, 2008, there was $4,997 of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Compensation costs:
Stock options	$314	$443	$1,196	$1,583
Restricted stock	600	806	2,064	2,395
Total compensation cost	914	1,249	3,260	3,978
Related tax benefit	$(216)	$(345)	$(789)	$(1,138)

Reported share-based compensation expense was classified as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Cost of sales	$7	$11	$19	$32
Selling, general and administrative	806	1,098	2,950	3,655
Research and development	101	140	291	291
Total share-based compensation	$914	$1,249	$3,260	$3,978

8. INCOME TAXES

Our effective income tax rate for continuing operations for the three months ended July 31, 2008 and 2007 was 28.7% and 35.4%, respectively.  Our effective income tax rate for continuing operations for the nine months ended July 31, 2008 and 2007 was 30.2% and 31.2%, respectively. The difference between the federal statutory rate and our effective income tax rate is primarily due to permanent tax benefits related to interest expense and research & development. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under Financial Interpretation (“FIN”) 48, as well as accumulated interest and penalties.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and accordingly, the Company adopted FIN 48 on November 1, 2007.

As a result of the implementation of FIN 48, the Company recorded $1,334 of liabilities for unrecognized tax benefits of which $1,334, if recognized, would impact the effective rate. In addition, $1,043 of this amount was accounted for as a decrease to the retained earnings balance on November 1, 2007.

Interest and penalties related to income taxes are classified as income tax expense in the Company’s financial statements. As a result of the application of FIN 48, the Company accrued approximately $146 and $18 of interest and penalties, respectively.

The Company files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations for years before 2003 and 2004, respectively.

The Company does not anticipate that total unrecognized tax benefits will significantly change in the next 12 months.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Income from continuing operations	$2,998	$2,736	$4,244	$8,114

Basic:
Weighted average shares	35,887	34,696	35,113	34,674

Diluted:
Weighted average shares, basic	35,887	34,696	35,113	34,674
Dilutive effect of options and restricted stock	59	459	88	684
Dilutive effect of contingent convertible notes	-	-	-	4
Weighted average shares, diluted	35,946	35,155	35,201	35,362

Basic earnings per share	$0.08	$0.08	$0.12	$0.23
Diluted earnings per share	$0.08	$0.08	$0.12	$0.23
Weighted average anti-dilutive shares excluded from diluted EPS	26,567	5,096	19,170	3,043

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8 (“EITF 04-8”), The Effect of Contingently Convertible Debt on Diluted Earnings Per Share which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because the Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. During the nine months ended July 31, 2008, the average fair value of our common stock did not exceed $28.07. During the nine months ended July 31, 2007, the average fair value of our common stock did exceed $28.07, resulting in 4 additional dilutive shares.

10. OTHER EXPENSE

Other expense is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Interest income	$330	$409	$1,271	$1,193
Interest expense	(1,314)	(1,801)	(5,306)	(5,523)
Amortization of debt issue costs	(325)	(327)	(977)	(1,000)
Foreign currency gain (loss) - net	(411)	(179)	(1,281)	(1,309)
Other	(34)	69	(18)	62
Total Other expense	$(1,754)	$(1,829)	$(6,311)	$(6,577)

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.

Interest expense primarily relates to interest on the Notes and Revolver.

Amortization of debt issue costs relate to the Notes and Revolver.

Foreign currency loss relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar, the Pataca and the Rand. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are net settling all inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, Foreign Currency Translation.

11. OPERATING SEGMENTS

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

During fiscal 2007, we instituted some organizational changes at our global headquarters in Las Vegas, Nevada to support the implementation of our five-point strategy. Specifically, our Las Vegas-based operations were divided into two distinct divisions: a corporate headquarters group and a new profit center called Shuffle Master Americas. The organizational changes also included the formation of the Corporate Product Group (“CPG”). The CPG is responsible for overseeing the creation and development of our existing and future product lines. In addition to including key corporate executives responsible for product content and product strategy, the CPG also oversees our global product research and development.

As part of our reorganization and the continued implementation of our five-point strategy, we reanalyzed our historical reportable segments, the Utility Products and Entertainment Products segments, and determined that it was appropriate to expand our reportable segments to include Utility, Proprietary Table Games, Electronic Table Systems and Electronic Gaming Machines as we manage our business primarily on a product division basis. Prior periods have been reclassified to conform to this presentation. Our reportable segments are our operating segments.

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

The following provides financial information concerning our reportable segments of our continuing operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenue:
Utility	$19,941	$18,861	$59,311	$58,746
Proprietary Table Games	9,708	8,933	28,641	24,836
Electronic Table Systems	8,026	7,881	20,236	18,464
Electronic Gaming Machines	11,774	9,432	28,098	24,955
Unallocated Corporate	43	28	106	119
	$49,492	$45,135	$136,392	$127,120
Gross profit (loss):
Utility	$11,858	$11,382	$34,767	$36,944
Proprietary Table Games	8,156	7,793	23,909	21,253
Electronic Table Systems	4,097	3,519	9,794	8,851
Electronic Gaming Machines	5,380	3,302	12,447	8,862
Unallocated Corporate	(360)	(83)	(750)	(149)
	$29,131	$25,913	$80,167	$75,761
Operating income (loss):
Utility	$9,315	$7,129	$26,860	$25,976
Proprietary Table Games	7,394	6,901	21,499	18,070
Electronic Table Systems	2,276	1,293	4,376	2,685
Electronic Gaming Machines	3,531	1,417	6,721	3,786
Unallocated Corporate	(15,506)	(10,598)	(45,581)	(31,805)
	$7,010	$6,142	$13,875	$18,712
Depreciation and amortization:
Utility	$2,464	$2,268	$7,120	$7,032
Proprietary Table Games	1,150	620	3,152	1,874
Electronic Table Systems	1,789	1,216	4,731	2,422
Electronic Gaming Machines	219	139	901	511
Unallocated Corporate	838	1,027	2,744	3,269
	$6,460	$5,270	$18,648	$15,108
Capital expenditures:
Utility	$1,716	$1,236	$5,139	$4,072
Proprietary Table Games	234	300	1,111	300
Electronic Table Systems	2,550	3,616	6,615	6,352
Electronic Gaming Machines	204	47	437	257
Unallocated Corporate	387	373	1,159	1,536
	$5,091	$5,572	$14,461	$12,517

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2008		2007		2008		2007
Revenue:
United States	$23,142	46.8%	$20,523	45.5%	$64,564	47.3%	$60,267	47.4%
Canada	1,417	2.9%	1,479	3.3%	5,168	3.8%	5,499	4.3%
Other North America	569	1.1%	439	1.0%	1,623	1.2%	1,396	1.1%
Australia	16,819	34.0%	13,835	30.6%	40,405	29.6%	32,334	25.4%
Europe	3,931	7.9%	2,506	5.5%	11,409	8.4%	6,672	5.3%
Asia	2,236	4.5%	3,881	8.6%	8,800	6.5%	16,912	13.3%
Other	1,378	2.8%	2,472	5.5%	4,423	3.2%	4,040	3.2%
	$49,492	100.0%	$45,135	100.0%	$136,392	100.0%	$127,120	100.0%

Revenues by geographic area are determined based on the location of our customers. For the three and nine months ended July 31, 2008, sales to customers outside the United States accounted for 53.2% and 52.7%, respectively, of consolidated revenue, compared to 54.5% and 52.6% for the same period of the prior year.

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments.  From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of July 31, 2008, our significant inventory purchase commitments totaled $12,388 which is primarily related to parts for our various shufflers, our progressive table games, our EGMs, our e-Table products and Easy Chipper C™ products. These purchase commitments represent short-term open purchase orders with our vendors as of July 31, 2008, which should be fulfilled within three months.

Minimum royalty payments.  In June 2007, we entered into a License Agreement with DEQ Systems Corporation (“DEQ”) related to the licensing of intellectual property for use in our business which contains annual minimum royalty payments. The aggregate annual minimum royalty payments are approximately $20,081 through 2019. The annual minimum royalty payments under this agreement are only required in order for us to preserve our exclusivity rights. The following table assumes that we will preserve our exclusivity rights.

As of July 31,
2008	$200
2009	750
2010	1,550
2011	1,705
2012	1,876
Thereafter	14,000
Total	$20,081

If we are not an exclusive distributor, the annual minimum royalty would be $0.

Employment agreements.  We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging typically from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved, and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2008, minimum aggregate severance benefits totaled $6,497 for employment agreements expiring through 2009.

Legal Proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. See Note 15, “Commitments and Contingencies” to our Consolidated Financial Statements in our Registration Statement on Form S-1, filed with the SEC on June 27, 2008, as amended (the "Registration Statement"), for further discussion of certain of our legal proceedings and other matters. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

1.           VendingData II —A mediation concerning our appeal of the District Court’s unfavorable summary judgment decision, our request for exoneration and return of our $3,000 cash deposit, VendingData’s request for $1,800 in attorneys’ fees, and VendingData’s position that it is entitled to the cash deposit, and previously scheduled for August 2008, was postponed and will likely be rescheduled in October 2008. We believe the likelihood of an unfavorable outcome in this matter is reasonably possible. We cannot, however, at this time, reasonably estimate an expected loss, if any. Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

2.           Awada — See GEI (No. 3 below) for information regarding the failed efforts at a global settlement.

See also Subsequent Events, Note 13.

3.           GEI — On June 13, 2008, the Court issued a Default Judgment (the “Judgment”) against Yehia Awada and Gaming Entertainment Inc. (“GEI”) (collectively, “Awada”) for $792 and also issued a permanent injunction against their 3-5-7 Poker™ game. There is no assurance of collectibility of this Judgment. A mediation of this case and the others involving Awada was held on June 27, 2008, and resulted in what we believed and previously disclosed was a global settlement of all cases with Awada and his companies (i.e., Awada, GEI, and Awada II). However, Awada and his entities have refused to sign the settlement agreement.  On July 8, 2008, the Clerk of the Court entered the Judgment for $792, plus interest and costs.  Because there was no definitive settlement contract signed by Awada, we have started the process for collecting on the Judgment.

See also Subsequent Events, Note 13.

4.           Awada II — See GEI (No. 3 above) for information regarding the failed efforts at a global settlement.

See also Subsequent Events, Note 13.

5.           MP Games I — Effective June 20, 2008, a settlement of all claims in this matter was reached with the exception of a claim capped at $75 relating to an alleged discovery issue that the defendants reserved their rights to proceed upon.  On July 1, 2008, the Court signed a final judgment that reflected this settlement and the associated dismissals of claims.  Other than the dismissals and related releases, none of the parties paid any cash or other consideration to settle any of the claims.

6.           Class Action Lawsuit —

The Consolidated Class Action Complaint (the “Consolidated Complaint”) was filed on February 5, 2008. The Consolidated Complaint asserts the same causes of action for violation of federal securities law as the initial lawsuits, and applies to a class period of February 1, 2006 to March 12, 2007. The Consolidated Complaint contains essentially the same material allegations as in the initial lawsuits, and also contains allegations arising out of the Company’s acquisition of Stargames and disclosures concerning the Company’s internal controls. This Consolidated Complaint supersedes all previously filed lawsuits covering this class period. On March 25, 2008, the Company filed a motion to dismiss. On May 2, 2008, Lead Plaintiffs filed an opposition to our Motion to Dismiss. On May 30, 2008, the Company filed a reply brief in support of the motion. No hearing date has been set by the Court.

The Company believes that the above purported class action lawsuit is without merit and intends to vigorously defend the case. Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates. However, we have tendered the case to our Directors and Officers insurance carriers.

At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

7.           Shareholder Derivative Lawsuit —

On July 28, 2008, the Court approved an updated stipulation, which provided that plaintiffs have until on or about December 1, 2008, to file a consolidated amended complaint.

Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates. However, we have tendered the case to our Directors and Officers insurance carriers.

At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

8.           Data Financial — At the mediation on June 24, 2008, we settled the cases for $225, which we believe is equal to or less than the amount we would have paid to successfully defend these cases.  Both cases were dismissed with prejudice by July 11, 2008.

See also Note 13 for any Subsequent Events relating to certain of the above Legal Proceedings and any new material Legal Proceedings.

13. SUBSEQUENT EVENTS

$60,000 to $80,000 term loan commitment. On August 25, 2008, we drew $65,000 on our Term Loan.  Net proceeds from the Term Loan borrowing were $63,438.

Offering of common stock. In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647,058 shares of our common stock at $4.25 per share, less the Underwriters discount of 5.25%, subject to the conditions contained in the Underwriting Agreement.  On August 1, 2008, the Underwriters exercised their over-allotment option and purchased the full 2,647,058 shares resulting in net proceeds of approximately $10,700.  Total net proceeds from the Offering and the exercise of the over-allotment option were $80,674.

Contingent convertible senior notes refinancing. On August 11, 2008, we amended the terms of our initial cash tender offer to purchase all of the outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  On August 25, 2008, we announced that approximately $89,300 of the Tendered Notes had been validly tendered and accepted in accordance with the terms of the amended cash Tender Offer, which expired on August 22, 2008. We used the net proceeds from the Term Loan to repurchase the Tendered Notes (including accrued and unpaid interest).  The remaining amount required to fund the repurchase of the Tendered Notes was drawn from the total net proceeds from the Offering and over-allotment.

We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining $60,600 in outstanding Notes.

$100,000 senior secured revolving credit facility. Approximately $53,300 in remaining proceeds from the Offering was used to pay down the Revolver leaving an outstanding balance of $6,000 as of August 25, 2008.

Legal Proceedings update.  (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 12):

2.           Awada - See GEI below.

3.           GEI — In August 2008 we started certain proceedings to collect the Judgment for $792 entered on July 8, 2008 including but not limited to a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada related to the fraudulent transfer of certain intellectual property assets by Awada.  Those proceedings are ongoing.  The Court entered an order on August 11, 2008 that in part required GEI to remove all 3-5-7 Poker™ games by August 12, 2008.  As of approximately July 31, 2008, we believe that it is not probable that a global settlement of this matter and all other cases (i.e., Awada and Awada II) with Awada will occur.

4.           Awada II - See GEI above.

New Proceedings. Prime Table Games, et al., vs. Shuffle Master. On August 25, 2008, Prime Table Games LLC, Derek Webb, Hannah O’Donnell, and Prime Table Games UK (collectively, “Prime Table”) filed suit against the Company in the United States District Court for the Southern District of Mississippi.  The complaint primarily involves our Three Card Poker game and alleges that certain alleged conduct of the Company constitutes a violation of various federal antitrust laws, and also asserts related claims. Other claims include the following (some of which are related to Three Card Poker and others related to other games): breach of contract (including certain equitable claims), breach of the duty of good faith and  fair dealing, patent infringement, patent misuse, and unfair trade practices.  The plaintiffs are seeking in excess of $15 million in damages, plus various equitable remedies, including without limitation, rescission or reformation of the non-competition and first right of refusal provisions of our Three Card Poker purchase agreement with plaintiffs, and a ruling that the Three Card Poker patents are unenforceable.  We have not yet responded to the complaint.  The Company believes that the above claims and litigation are without merit and intends to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except units/seats and per share amounts)

There are statements herein which are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could”, and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to; those discussed in Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with Item 8 in the Annual Report on Form 10-K filed on January 18, 2008, as amended by the Form 10-K/A filed on July 7, 2008 (the “Annual Report”), the Registration Statement on Form S-1, filed with the SEC on June 27, 2008, as amended (the “Registration Statement”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing casino and other gaming customers with products and services that improve their speed, profitability, productivity and security. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Our business is segregated into the following four product segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”).

•
Utility.    Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. Additionally, we have acquired or are developing products, such as our iShoe™ card reading shoe, that gather data and enable casinos to track table game play and our iScore™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

We plan to develop and market shufflers with advanced features and capabilities to replace our older generation shufflers over time, while at the same time, increasing the penetration of our shufflers in the marketplace. Our current shuffler product portfolio consists of seven distinct models, including both second and third generation shufflers, in the categories of single deck, multi-deck batch and multi-deck continuous card shufflers.

•
Proprietary Table Games.    Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary features added to public domain games such as poker, baccarat, pai gow poker, and blackjack table games.

We intend to broaden our proprietary table game content through development, acquisition and/or improvement. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers' Malta-based subsidiary, Guardian Gaming, operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal (Internet gaming is not legal in the United States). Guardian Gaming launched Shuffle Master Live! in November 2007.

•
Electronic Table Systems.    Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are Table Master™, Vegas Star®, and Rapid Table Games™. Our Table Master™ and Vegas Star® products feature a virtual dealer that enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and more rapid play. We also offer our proprietary table games via wireless gaming solutions.

•
Electronic Gaming Machines.    Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia and, to a lesser extent, Latin America. We do not presently and do not currently plan to market EGMs in North America. Although these products are designed primarily for the Australasian markets, we are also exploiting the marketing of these products in other jurisdictions that do not require any significant incremental product design costs. Through our Stargames subsidiary, we offer an extensive selection of video slot titles which include a range of bonus round options and can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement of hardware, operating system and game kit, we sell conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform. Popular titles for our EGMs include Drifting Sands 3, Ninja 3, and The Pink Panther series of linked games (iChing, Kelly Country, Deep Sea Dollars, Galapagos Wild and Tango Passion).

Strategy

We previously established five key strategic initiatives that we believe are now engrained in our culture.  Accordingly, we will not update these five key strategic initiatives in prospective filings.  Our new initiative is overall cost reduction with a goal to improve both gross margins and operating margins.  The previously established five key strategic initiatives as well as our newly established cost reduction initiative are as follows:

Renewed emphasis on leasing versus selling

We intend to execute this strategy primarily in North America although we will implement modest leasing programs in other parts of the world.

Continued development of relevant technology to drive new products across all product lines

This includes our card reading shoes and shufflers, shuffler interface with table systems, table game progressive systems and development of new titles for all of our e-Table platforms on a worldwide basis.

An effort to increase the return from existing assets already in the field by upgrading or adding new value elements.

This includes the replacement cycle for our shufflers, shuffler interface with table systems, table game progressive systems, table game bad beat jackpots and other side bets and proprietary add-ons to existing e-Table gaming products.

A value engineering program to reduce manufacturing costs across all product lines

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

Cost reduction initiative

Our goal is to reduce manufacturing costs across all product lines through cost savings initiatives as well as thoroughly examining our infrastructure to improve our operating margins.

Operating cash flow and working capital are expected to remain strong as our leasing model strategy develops and our inventory levels reduce as our newer products are rolled-out. Our current intent is to utilize any excess cash to, among other things, reduce outstanding debt. With a stronger balance sheet after completing our refinancing strategy, we will evaluate potential repurchases of our common shares.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our installed base. Consistent with our strategy, we have renewed our emphasis on leasing products, predominantly in North America. When we lease or license our products, we generally negotiate month-to-month fixed fee contracts. Product lease contracts typically include parts and service. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We also offer a majority of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "—Critical Accounting Policies."

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed in the U.S. are licensed to our customers, which provides us with royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement and conversion kits which allow existing EGM terminals to be converted to other games on the Stargames platform.

Expenses

Our direct expenses primarily include depreciation of leased assets, amortization of product related intangible assets, cost of products sold, shipping, installation, commissions, product approval costs, product related litigation and Research and Development (“R&D”). Indirect expenses include an activity-based allocation of other general product-related costs, the most significant of which are service and selling expenses, including stock-based compensation and manufacturing overhead. We continue to spend significant R&D efforts on the development of our newer generation shuffler products, such as the i-Deal, our card recognition products, as well as other table accessories, such as the iShoe and iScore. With our expansion into the e-Tables and EGM markets, we continue to spend significant R&D dollars on developing and implementing new game content as well as improving our existing gaming platforms. Finally, we have incurred significant R&D spending related to operating system upgrades from the PC3 to the PC4 platforms for Vegas Star, Rapid Table Games and EGMs. We believe that one of our strengths is identifying new and relevant product opportunities, and refining current products. We expect to continue to spend a significant portion of our annual revenue on R&D.

The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable.

Our infrastructure to support our growing global business is expected to remain generally consistent with our existing levels; however, our goal is to reduce these costs to improve our overall operating margins.

Gross Margin

The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. Our renewed emphasis on leasing versus selling, the shift in product mix, timing of installations and related upfront installation charges, as well as increases in non-cash depreciation and amortization expenses attributable to our recent acquisitions each impact our margins. In general, lease gross margin is greater than the sales gross margin of those same products. However, total gross profit on leased assets will be lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease. We anticipate that gross margin will increase as we continue to use pricing to encourage leasing over selling. We believe the shift from the sales model towards the leasing model will provide for a more stable and predictable revenue stream. We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital intensive products.

It should be noted that our strategy to emphasize leasing over selling is primarily focused in North America as many customers outside the U.S. purchase product rather than lease. We have increased the retail sales price of many of our products such that we believe the majority of customers are inclined to lease rather than purchase our products. Our introductory pricing, which is used to encourage both sale and lease of new products to customers and entails initially pricing products lower than the expected sales price and/or list price, also impacts our gross profit.

In addition to the lease versus sell strategy, we hope to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Contingent convertible senior notes refinancing.  In anticipation of the $150,000 in contingent convertible senior notes (the “Notes”) being put by the holders on April 15, 2009, we have executed a refinancing plan that involves a second amendment to the $100,000 senior secured revolving credit facility (the “Revolver”), a public offering of our common stock and a cash tender offer for the Notes.

On July 14, 2008, we entered into a second amendment (the “Second Amendment”) to the Revolver, with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent.  Among other items, the Second Amendment provided for a new term loan facility (the “Term Loan”) of at least $60,000 and no more than $80,000. Subsequent to our quarter ended July 31, 2008, and on August 25, 2008, we drew $65,000 on our Term Loan, resulting in net proceeds of $63,438 (See Notes 5 and 13 to our condensed consolidated financial statements for further discussion).

In addition, on July 14, 2008, we announced the commencement of an initial cash Tender Offer for the Notes (the "Tender Offer").  Pursuant to the initial Tender Offer, we offered to purchase all of our outstanding Notes at 96.5% of the principal amount thereof plus accrued interest.  The initial Tender Offer was set to expire on August 8, 2008.  Subsequent to our quarter ended July 31, 2008, and on August 11, 2008, we amended the terms of our initial cash Tender Offer to purchase all of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest. The amended Tender Offer expired on August 22, 2008, resulting in approximately $89,300 of the Notes being tendered and purchased (the “Tendered Notes”). (See Notes 5 and 13 to our condensed consolidated financial statements for further discussion).

On July 25, 2008, we closed a public offering of 17,647,059 shares of our common stock at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  The net proceeds from the Offering are included in cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2008.

In conjunction with the Offering, we granted Deutsche Bank Securities Inc., Wachovia Securities, KeyBanc Capital Markets and Brean Murray, Carret & Co. (the “Underwriters”) an over-allotment option to purchase up to 2,647,058 shares of our common stock at $4.25 per share, less the Underwriters’ discount of 5.25%, subject to the conditions contained in an underwriting agreement entered into with the Underwriters (the “Underwriting Agreement”).  The Underwriters exercised their over-allotment option in full.  Subsequent to our quarter ended July 31, 2008, and on August 1, 2008, the Underwriters purchased 2,647,058 shares in the over-allotment, resulting in net proceeds of approximately $10,700. Total net proceeds from the Offering and the over-allotment exercise were $80,674. (See Notes 6 and 13 to our condensed consolidated financial statements for further discussion).

Net proceeds from the Term Loan borrowing, the Offering and the exercise of the Underwriters over-allotment were used to repurchase the Tendered Notes. We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining outstanding Notes of $60,600.  (See Note 13 to our condensed consolidated financial statements for further discussion). Approximately $53,300 in remaining proceeds from the Offering was used to pay down the Revolver leaving an outstanding balance of $6,000 as of August 25, 2008.

Progressive Gaming International Corporation (“PGIC”) Table Games Division.  On September 28, 2007, we purchased PGIC’s Table Games Division ("TGD") business, including certain worldwide rights (excluding video and electronic rights) and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®. These assets are now part of our PTG segment.

Under the terms of the purchase, we made an upfront payment to PGIC of approximately $19,800. We also agreed to make earn-out payments to PGIC, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a four-year period, as follows: For each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, are $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, the earn-out will be 10.75% of revenue above the baseline. Actual earn-out payments will be reduced by any guaranteed minimum payments actually made. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The baseline lease and service revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base totaled approximately 600 tables.

In connection with the purchase, we entered into a Software Distribution License Agreement with PGIC, pursuant to which we acquired PGIC's Game Manager™ software and related table hardware (collectively, the "GMS"). We paid PGIC a $3,000 advance of royalties due under the Software Distribution License Agreement. Once the $3,000 advance is fully recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC's progressive technology on certain of our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. Under the earlier licensing transaction, we obtained "last license" rights to utilize an extensive portfolio of jackpot wagering hardware and method patents held by PGIC. In connection with the purchase of the TGD, the last license agreement was amended and restated and we obtained certain expanded rights to those patents, as well as rights to certain other related patents. The royalty rate under the Software Distribution License Agreement for our proprietary table games is 15% of the net incremental revenue attributable to adding the progressive element. As of January 31, 2008, we started integrating the GMS with certain versions of our proprietary table games in numerous jurisdictions.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2008		2007		2008		2007

Revenue:
Utility	$19,941	40.3%	$18,861	41.8%	$59,311	43.5%	$58,746	46.2%
Proprietary Table Games	9,708	19.6%	8,933	19.8%	28,641	21.0%	24,836	19.5%
Electronic Table Systems	8,026	16.2%	7,881	17.4%	20,236	14.8%	18,464	14.5%
Electronic Gaming Machines	11,774	23.8%	9,432	20.9%	28,098	20.6%	24,955	19.7%
Other	43	0.1%	28	0.1%	106	0.1%	119	0.1%
Total revenue	49,492	100.0%	45,135	100.0%	136,392	100.0%	127,120	100.0%
Cost of revenue	20,361	41.1%	19,222	42.6%	56,225	41.2%	51,359	40.4%
Gross profit	29,131	58.9%	25,913	57.4%	80,167	58.8%	75,761	59.6%
Selling, general and administrative	17,639	35.6%	15,469	34.3%	52,651	38.6%	44,347	34.9%
Research and development	4,482	9.1%	4,302	9.5%	13,641	10.0%	12,702	10.0%
Income from operations	7,010	14.2%	6,142	13.6%	13,875	10.2%	18,712	14.7%
Other expense	(1,754)	(3.5%)	(1,829)	(4.1%)	(6,311)	(4.6%)	(6,577)	(5.2%)
Equity method investment loss	-	0.0%	(77)	(0.2%)	-	0.0%	(338)	(0.3%)
Impairment of investment	(1,053)	(2.1%)	-	0.0%	(1,486)	(1.1%)	-	0.0%
Income from continuing operations before tax	4,203	8.6%	4,236	9.3%	6,078	4.5%	11,797	9.2%
Income tax provision	1,205	2.4%	1,500	3.3%	1,834	1.3%	3,683	2.9%
Income from continuing operations	2,998	6.2%	2,736	6.0%	4,244	3.2%	8,114	6.3%
Discontinued operations, net of tax	-	0.0%	(1)	0.0%	(1)	(0.0%)	86	0.1%
Net income	$2,998	6.2%	$2,735	6.0%	$4,243	3.2%	$8,200	6.4%

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2008	2007	% Change	2008	2007	% Change
Revenue:
Leases and royalties	$18,286	$14,839	23.2%	$52,689	$40,903	28.8%
Sales and service	31,163	30,268	3.0%	83,597	86,098	(2.9%)
Other	43	28	53.6%	106	119	(10.9%)
Total	$49,492	$45,135	9.7%	$136,392	$127,120	7.3%
Cost of revenue:
Leases and royalties	$5,640	$4,598	22.7%	$16,239	$12,165	33.5%
Sales and service	14,721	14,624	0.7%	39,986	39,194	2.0%
Total	$20,361	$19,222	5.9%	$56,225	$51,359	9.5%
Gross profit:
Leases and royalties	$12,646	$10,241	23.5%	$36,450	$28,738	26.8%
Sales and service	16,442	15,644	5.1%	43,611	46,904	(7.0%)
Other	43	28	53.6%	106	119	(10.9%)
Total	$29,131	$25,913	12.4%	$80,167	$75,761	5.8%
Gross margin:
Leases and royalties	69.2%	69.0%		69.2%	70.3%
Sales and service	52.8%	51.7%		52.2%	54.5%
Total	58.9%	57.4%		58.8%	59.6%

Our total revenues were $49,492 and $136,392 for the three and nine months ended July 31, 2008, respectively, compared to $45,135 and $127,120 in the periods of the prior year. The increase in total revenues for the three and nine months ended July 31, 2008, is due to the following factors:

•
In line with our strategy to focus on leasing versus selling, leases and royalties revenue for the three months ended July 31, 2008 and 2007, accounted for 36.9% and 32.9% of total revenue, respectively; a 23.2% increase.  Leases and royalties revenue for the nine months ended July 31, 2008 and 2007, accounted for 38.6% and 32.2% of total revenue, respectively; a 28.8% increase.

•
Our leases and royalties revenue growth for the three and nine months ended July 31, 2008 as compared to the same periods of the prior year, reflects the renewed emphasis on our leasing model predominantly in North America. This is a lease and royalty record for us. Utility, PTG and ETS segment lease and royalty revenues increased from the same periods of the prior year due to increases in either our monthly average lease price, significant increases in our leased units / seats installed base and the approximate 600 unit installed base that we acquired in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007.

•
Utility lease revenue for the three and nine months ended July 31, 2008 was $7,178 and $20,912, respectively, as compared to $6,254 and $18,139, respectively, in the same periods of the prior year. The 14.8% and 15.3% increase in Utility lease revenue was principally driven by a 575 shuffler unit increase in our lease installed base as well as increases in our monthly average lease prices period over period.

•
PTG royalty and lease revenue for the three and nine months ended July 31, 2008 was $8,869 and $25,105, respectively, as compared to $6,970 and $18,862 respectively, in the same periods of the prior year. For the three and nine months ended July 31, 2008, the 27.2% and 33.1% increase was due to measurable organic revenue growth in our traditional non-PGIC table games as well as the revenues associated with the acquisition of an approximate 600 unit installed base in connection with the PGIC TGD acquisition that occurred in the fourth quarter of fiscal 2007. See Note 2 to our condensed consolidated financial statements for a detailed discussion of the PGIC TGD acquisition.

•
ETS royalty and lease revenue for the three and nine months ended July 31, 2008 was $2,239 and $6,672, respectively, as compared to $1,612 and $3,871, respectively, in the same periods of the prior year. The 38.9% and 72.4% increase was primarily driven by an additional 390 e-Table seats on lease, primarily from an increase in our Table Master™ leased seats.

•
EGM sales and service revenue for the three and nine months ended July 31, 2008 was $11,774 and $28,098, respectively, as compared to $9,441 and $24,938, respectively, in the same periods of the prior year. The 24.7% and 12.7% increase was primarily due to a significant increase in our average sales price of our EGM’s.

Our sales and service revenue for the three months ended July 31, 2008 increased $895, or 3.0%, as compared to the same period of the prior year. For the nine months ended July 31, 2008, offsetting our increase in lease and royalty revenue was a decrease in our sales and service revenue of $2,501, or 2.9%, which is consistent with our renewed emphasis on leasing versus selling.

•
Utility sales and service revenue for the three and nine months ended July 31, 2008 was $12,763 and $38,399, respectively, as compared to $12,607 and $40,607, respectively, in the same periods of the prior year. For the three months ended July 31, 2008, this 1.2% increase was primarily due to an increase in 60 shuffler units sold as well as a 19.8% increase in service revenue.  For the nine months ended July 31, 2008, the 5.4% decrease was due to a 494 reduction in units sold as well as decreases in conversions from leased to sold units. This is consistent with our renewed emphasis on leasing versus selling. Offsetting the decline in units is an increase in our average sales price, which is consistent with our pricing strategy.

•
PTG sales and service revenue for the three and nine months ended July 31, 2008 was $839 and $3,536, respectively, as compared to $1,963 and $5,974, respectively, in the same periods of the prior year. The 57.3% and 40.8% decreases in PTG sales and service revenue were predominantly due to a 26 and 64 unit decrease, respectively, in our PTG sold units combined with a shift in the sold unit product mix for the periods. This is consistent with our renewed emphasis on leasing versus selling.

•
ETS sales and service revenue for the three and nine months ended July 31, 2008 was $5,787 and $13,564, respectively, as compared to $6,269 and $14,593, respectively, in the same periods of the prior year. The 7.7% decrease for the three months ended July 31, 2008 in sales and service was primarily due to a decrease in the average e-Table sales price per seat.  The decrease was primarily caused by sales to a South American distributor. The 7.1% decrease for the nine months ended July 31, 2008 was primarily caused by a decrease in sold e-Table seats.

Our gross margin percentage showed a slight increase for the three months ended July 31, 2008 as compared to the same period of the prior year and a slight decline for the nine months ended July 31, 2008 as compared to the same period of the prior year.

The 1.5% increase in our gross margin for the three months ended July 31, 2008 as compared to the same periods of the prior year was caused principally by the following factors:

•	An increase of $3,447, or 23.2%, in leases and royalties revenue to $18,286 from $14,839. Our leases and royalties revenue generally have higher gross margins than those of sales and service.

•
An increase in our EGM gross margin percentage of 10.7%, to 45.7% for the three months ended July 31, 2008 as compared to 35.0% in the same periods of the prior year. This increase is primarily driven from a substantial increase in our average sales price for our EGM’s and a minimum royalty shortfall due under an agreement in the prior year.  This agreement is no longer in effect.

The 0.8% decline in our gross margin for the nine months ended July 31, 2008 as compared to the same periods of the prior year was caused principally by the following factors:

•
Consistent with our renewed emphasis on leasing as opposed to selling our products, we had fewer lease to sale conversions in our Utility and PTG segments as compared to the same periods of the prior year. Such sales have historically yielded higher gross margins.

•	Our leases and royalty margins were impacted by the continued shift in product mix, timing of lease installations, as well as introductory pricing on newer products.

•
Depreciation and amortization included in gross margin increased $852, or 22.0%, to $4,729 for the three months ended July 31, 2008, as compared to $3,877 in the same periods of the prior year.  Depreciation and amortization included in gross margin increased $2,603, or 23.7%, to $13,585 for the nine months ended July 31, 2008, as compared to $10,982 in the same periods of the prior year.

See our detailed discussion of our period-over-period results following this discussion as well as our results of our operating segments under “Segment Operating Results.”

OPERATING EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
	2008	2007	Change	2008	2007	Change
Selling, general and administrative	$17,639	$15,469	14.0%	$52,651	$44,347	18.7%
Percentage of revenue	35.6%	34.3%		38.6%	34.9%

Research and development	$4,482	$4,302	4.2%	$13,641	$12,702	7.4%
Percentage of revenue	9.1%	9.5%		10.0%	10.0%

Total operating expenses	$22,121	$19,771	11.9%	$66,292	$57,049	16.2%
Percentage of revenue	44.7%	43.8%		48.6%	44.9%

Selling, General and Administrative Expenses (“SG&A”).  SG&A increased at a higher rate than our revenues during the three and nine months ended July 31, 2008. The increase in SG&A expenses primarily reflects the following:

SG&A—Three Months Ended Comparison

•
Personnel cost increased $1,594, or 17.3%, to $10,816 for the three months ended July 31, 2008, as compared to $9,222 over the same period of the prior year, due to staffing our newly established corporate division, adding to the sales and service staff in our Shuffle Master Americas profit center to support the growth of our newer products, including our e-Table product line, and expanding into new territories. Approximately $400 of this increase relates to the weakening of the U.S. dollar and its effect on personal cost at our foreign subsidiaries.

•
Corporate legal expense decreased $1,397, or 68.7%, to $637 for the three months ended July 31, 2008, as compared to $2,034 over the same period of the prior year. Corporate legal costs principally related to VendingData II, GEI and other general corporate matters (for further information on Legal Proceedings, see Note 12). Total legal expenses decreased as a result of $586 of legal fees reimbursable under our D&O insurance policy (see Note 3) offset by our Data Financial settlement. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and defend the shareholder derivative claims and class action lawsuit.

•	Costs of $600 associated with increased facilities and staffing at Shuffle Master Asia, our Macau operation, to enhance our competitive presence in that market.

•	Increases of approximately $458 at our foreign subsidiaries due to the weakening of the U.S. dollar, not including the amount related to personal costs.

SG&A—Nine Months Ended Comparison

•
Personnel cost increased $5,569, or 21.0%, to $32,066 for the nine months ended July 31, 2008, as compared to $26,497 over the same period of the prior year, due to staffing our newly established corporate division, adding to the sales and service staff in our Shuffle Master Americas profit center to support the growth of our newer products, including our e-Table product line, and expanding into new territories. Approximately $1,200 of this increase relates to the weakening of the U.S. dollar and its effect on personnel costs at our foreign subsidiaries.

•
Corporate legal expense decreased $317, or 7.1%, to $4,135 for the nine months ended July 31, 2008, as compared to $4,452 over the same period of the prior year. Corporate legal costs principally related to VendingData II, GEI and other general corporate matters (for further information on Legal Proceedings, see Note 12). Total legal expenses decreased as a result of $1,236 of legal fees reimbursable under our D&O insurance policy (see Note 3) offset by our Data Financial settlement. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and defend the shareholder derivative claims and class action lawsuit.

•	Costs of $1,804 associated with increased facilities and staffing at Shuffle Master Asia, our Macau operation, to enhance our competitive presence in that market.

•	Increases of approximately $1,098 at our foreign subsidiaries due to the weakening of the U.S. dollar, not including the amount related to personnel costs.

•	Severance costs of approximately $360 associated with the departure of a senior executive in our corporate office.

•
Total SG&A expenses were offset by a gain of $738 recognized on the sale of our fractional ownership in a Net Jets, Inc. (“Net Jets”) corporate airplane. Effective February 27, 2008, we sold our interest in the airplane. This sale, carried out as part of our strategic initiative to monetize certain non-core assets, resulted in proceeds of approximately $1,309, comprising the agreed-upon sales price of $1,290 plus additional credits of $19.

Research and Development (“R&D”) Expenses.  Our R&D in both periods presented is distributed among all of our product lines, as we have continued to invest in new product development. R&D expense increased $180, or 4.2%, to $4,482 for the three months ended July 31, 2008, as compared to $4,302 for the same period of the prior year. R&D expense increased $939 or 7.4%, to $13,641 for the nine months ended July 31, 2008, as compared to $12,702 for the same period of the prior year. A significant part of the increase for both the three and nine months ended July 31, 2008 in R&D relates to approximately $288 and $722 respectively, at our foreign subsidiaries due to the weakening of the U.S. dollar.

The increase in R&D expenses can also be attributed to our newly created Corporate Products Group ("CPG"), which was formed in our fourth quarter of fiscal 2007. The CPG is responsible for overseeing the creation and development of our existing and future product lines as well as overseeing our global products R&D. For the three and nine months ended July 31, 2008, approximately $306 and $694 respectively, was expended by the newly formed CPG primarily for general operational purposes.

Each year we continue to spend significant R&D efforts on the development of newer generation products in each of our segments. For the three and nine months ended July 31, 2008, R&D expenses related to our Utility segment, were primarily in support of our next generation shufflers and secondarily in support of our card recognition products and other table accessories. For our PTG segment, R&D related to the development of new progressive table games with bonusing options and side bets. For our ETS segment, R&D predominantly focused on developing newer and more innovative e-Table configurations, which include our Table Master™, Rapid Table Games™ and Vegas Star® products such as Ultimate Draw Poker, Vegas Star Craps and Rapid Craps. For our EGM segment, R&D principally related to developing and commercializing new content with respect to the new PC4 operating platform.

We believe that one of our strengths is identifying new and relevant product opportunities and refining current products. We expect R&D expense as a percentage of revenue to remain at current levels.

OTHER EXPENSE

Other expense is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Interest income	$330	$409	$1,271	$1,193
Interest expense	(1,314)	(1,801)	(5,306)	(5,523)
Amortization of debt issue costs	(325)	(327)	(977)	(1,000)
Foreign currency gain (loss) - net	(411)	(179)	(1,281)	(1,309)
Other	(34)	69	(18)	62
Total Other expense	$(1,754)	$(1,829)	$(6,311)	$(6,577)

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.

Interest expense primarily relates to interest on the Notes and Revolver.

Amortization of debt issue costs relates to the Notes and Revolver.

Foreign currency loss relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar and the Pataca. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. Additionally, we are net settling all inter-company balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation.

IMPAIRMENT OF INVESTMENT

We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  As of July 31, 2008, we analyzed our cost method investment in Sona and, due to the severity and duration in the decline in fair value, determined that such investment was other than temporarily impaired.  Accordingly, we recorded a $1,053 and $1,486 other than temporary impairment write-down for the three and nine month periods ended July 31, 2008, respectively, which represents the difference between our historical book value and fair market value as of July 31, 2008. Such impairment charge is reflected in impairment of investment in the condensed consolidated statement of income for the three and nine month periods ended July 31, 2008.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. Depreciation and amortization expenses increased $1,192, or 24.1%, to $6,135 for the three months ended July 31, 2008, as compared to $4,943 for the same period of the prior year. Depreciation and amortization expenses increased $3,563, or 25.3%, to $17,671 for the nine months ended July 31, 2008, as compared to $14,108 for the same period of the prior year.

The increase is principally attributable to the PGIC TGD acquisition in the fourth quarter of 2007 as well as an increase in our leased asset installed base year over year. Depreciation and amortization included in gross margin increased $852, or 22.0%, to $4,729 for the three months ended July 31, 2008, as compared to $3,877 in the same period of the prior year.  Depreciation and amortization included in gross margin increased $2,603, or 23.7%, to $13,585 for the nine months ended July 31, 2008, as compared to $10,982 in the same period of the prior year.  Depreciation and amortization included in SG&A increased $340, or 31.9%, to $1,406 for the three months ended July 31, 2008, as compared to $1,066 in the same period of the prior year.  Depreciation and amortization included in SG&A increased $960, or 30.7%, to $4,086 for the nine months ended July 31, 2008, as compared to $3,126 in the same period of the prior year.

INCOME TAXES

Our effective income tax rate for continuing operations for the three months ended July 31, 2008 and 2007 was 28.7% and 35.4%, respectively.  Our effective income tax rate for continuing operations for the nine months ended July 31, 2008 and 2007 was 30.2% and 31.2%, respectively.  The difference between the federal statutory rate and our effective income tax rate is primarily due to permanent tax benefits related to interest expense and research & development. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under Financial Interpretations (“FIN”) 48, as well as accumulated interest and penalties.

During the three months ended July 31, 2008 and 2007, we realized income tax benefits of $0 and $480, respectively, and during the nine months ended July 31, 2008 and 2007, we realized income tax benefits of $0 and $1,268, respectively, both of which related to deductions for employee stock option exercises. These tax benefits, which reduced income taxes payable and increased additional paid-in capital by an equal amount, had no affect on our provision for income taxes.

See Note 8 for a discussion of the impact of the adoption of FIN 48 in November 2007.

SEGMENT OPERATING RESULTS

(Dollars in thousands, except units, per unit/seat amounts and product lease/sale prices)

Utility Segment Operating Results

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007

	Three Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Utility Segment Revenue:
Lease	$7,178	$6,254	$924	14.8%
Sales - Shuffler	9,277	9,517	(240)	(2.5)
Sales - Chipper	921	705	216	30.6
Service	1,755	1,465	290	19.8
Other	810	920	(110)	(12.0)
Total sales and service	12,763	12,607	156	1.2
Total Utility segment revenue	$19,941	$18,861	$1,080	5.7
Utility segment gross profit	$11,858	$11,382	$476	4.2
Utility segment gross margin	59.5%	60.3%
Utility segment operating income	$9,315	$7,129	$2,186	30.7
Utility segment operating margin	46.7%	37.8%
Shuffler Installed Base:
Lease units, end of quarter	5,419	4,844	575	11.9
Sold units, inception-to-date
Beginning of quarter	21,426	19,219	2,207	11.5
Sold during quarter	656	596	60	10.1
Less trade-ins and exchanges	(34)	(87)	53	60.9
Sold units, end of quarter	22,048	19,728	2,320	11.8
Total shuffler installed base	27,467	24,572	2,895	11.8

Chipper Installed Base
Lease units, end of quarter	21	19	2	10.5
Sold units, inception-to-date
Beginning of quarter	816	659	157	23.8
Sold during quarter	31	27	4	14.8
Sold units, end of quarter	847	686	161	23.5
Total chipper installed base	868	705	163	23.1%

Utility segment revenue increased $1,080, or 5.7% to $19,941 for the three months ended July 31, 2008, as compared to $18,861 for the same period of the prior year. Utility segment revenue increase can be attributed primarily to increases in Utility lease revenue as well as chipper sales revenue and service revenue.

The $924, or 14.8%, increase in shuffler lease revenue for the three months ended July 31, 2008, compared to the same period of the prior year can be directly attributed to:

•
A net increase of 575, or 11.9%, of leased shuffler units to 5,419 from 4,844, which is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.  The increase was predominantly attributable to increased leased units of our iDeal™, MD2® and DeckMate® shufflers.

•	An increase in Utility average monthly lease price to $441 from $430. The increase was predominantly attributable to increased lease pricing for the MD2 ® and Ace® shufflers.

The $216, or 30.6%, increase in chipper sales revenue for the three months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•	A net increase of 4, or 14.8%, of sold chipper units to 31 from 27.

•	An increase in chipper average sales price to $29,710 from $26,111, driven primarily by increased sales of Chipmaster™ units, which have a substantially higher sale price than our Easy Chipper™.

The $290, or 19.8%, increase in service revenue for the three months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•	Increased service contracts and parts sold related to previously sold shufflers.

Utility gross profit and gross margin for the three months ended July 31, 2008 increased $476 and decreased 0.8%, respectively, compared to the same period of the prior year, primarily as a result of the increases in shuffler lease revenues.  Additionally, impacting gross margin is an increase in amortization expense associated with the one2six shuffler and Easy Chipper to $1,489 for the three months ended July 31, 2008, as compared to $1,128 for the same period of the prior year. Utility segment operating income and operating margin for the three months ended July 31, 2008, increased $2,186 and 8.9%, respectively, compared to the same period of the prior year, also due to the increases in shuffler lease revenue.  The increase in amortization expense was offset by a reduction in legal and other allocated overhead costs.

Nine Months Ended July 31, 2008 compared to Nine Months Ended July, 31 2007

	Nine Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

Utility Segment Revenue:
Lease	$20,912	$18,139	$2,773	15.3%
Sales - Shuffler	26,964	32,657	(5,693)	(17.4)
Sales - Chipper	3,165	1,617	1,548	95.7
Service	4,927	4,098	829	20.2
Other	3,343	2,235	1,108	49.6
Total sales and service	38,399	40,607	(2,208)	(5.4)
Total Utility segment revenue	$59,311	$58,746	$565	1.0
Utility segment gross profit	$34,767	$36,944	$(2,177)	(5.9)
Utility segment gross margin	58.6%	62.9%
Utility segment operating income	$26,860	$25,976	$884	3.4
Utility segment operating margin	45.3%	44.2%
Shuffler Installed Base:
Lease units, end of period	5,419	4,844	575	11.9
Sold units, inception-to-date
Beginning of period	20,396	17,630	2,766	15.7
Sold during period	1,897	2,391	(494)	(20.7)
Less trade-ins and exchanges	(245)	(293)	48	16.4
Sold units, end of period	22,048	19,728	2,320	11.8
Total shuffler installed base	27,467	24,572	2,895	11.8

Chipper Installed Base	21	19	2	10.5
Lease units, end of period
Sold units, inception-to-date
Beginning of period	721	620	101	16.3
Sold during period	126	66	60	90.9
Sold units, end of period	847	686	161	23.5
Total chipper installed base	868	705	163	23.1%

Utility segment revenue remained relatively flat for the nine months ended July 31, 2008, as compared to the same period of the prior year. The increases in Utility lease revenue, chipper sales revenue, and other revenue were substantially offset by a decrease in shuffler sales revenue.

The $2,773, or 15.3%, increase in Utility lease revenue for the nine months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•
A net increase of 575, or 11.9%, of leased shuffler units to 5,419 from 4,844, which is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.  The increase was predominantly attributable to increased leased units of our iDeal™, MD2® and DeckMate® shufflers.

•
A decrease in conversions from leased shufflers to sold shufflers of 257 units during the nine months ended July 31, 2008 as compared to 377 units in the same period of the prior year, which reflects our renewed emphasis on leasing versus selling.

•	An increase in Utility average monthly lease price to $429 from $416. The increase was predominantly attributable to increased lease pricing for the Ace®, one2six™ and MD1® shufflers.

The $1,548, or 95.7%, increase in chipper sales revenue for the nine months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•	A net increase of 60, or 90.9%, of sold chipper units to 126 from 66.

•	An increase in chipper average sales price to $25,119 from $24,500, driven primarily by increased sales of Chipmaster™ units, which have a substantially higher sale price than our Easy Chipper™.

The $1,108, or 49.6%, increases in Utility other revenue for the nine months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•	A net increase of 151, or 139.8%, of ITS installed base to 259 from 108. The increase was predominantly attributable to sales of our iShoe™ product and secondarily to our iScore™ product.

The $5,693, or 17.4%, decrease in shuffler sales revenue for the nine months ended July 31, 2008, compared to the same period of the prior year can be directly attributed to:

•	A net decrease of 494, or 20.7%, of sold shuffler units to 1,897 from 2,391, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America.

•
A decrease in conversions from leased shufflers to sold shufflers of 257 units during the nine months ended July 31, 2008 as compared to 377 units in the same period of the prior year, which reflects our renewed emphasis on leasing versus selling.

 Utility gross profit and gross margin for the nine months ended July 31, 2008 decreased $2,177 and 4.3%, respectively, compared to the same period of the prior year, primarily as a result of the decreases in shuffler sales and leased to sold shuffler units. Additionally, the decreases in gross profit and margin are due to increases in amortization expense associated with the one2six shuffler and Easy Chipper to $4,344 for the nine months ended July 31, 2008, as compared to $3,303 for the same period of the prior year. Utility segment operating income and operating margin for the nine months ended July 31, 2008, increased $884 and 1.1%, respectively, compared to the same period of the prior year.  These increases were due to the reduction in legal and other allocated overhead costs.

Proprietary Table Games Segment Operating Results

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007

	Three Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

PTG segment revenue:
Royalties and leases	$8,869	$6,970	$1,899	27.2%
Sales	744	1,913	(1,169)	(61.1)
Service	67	36	31	86.1
Other	28	14	14	1.0
Total sales and service revenue	839	1,963	(1,124)	(57.3)
Total PTG segment revenue	$9,708	$8,933	$775	8.7
PTG segment gross profit	$8,156	$7,793	$363	4.7
PTG segment gross margin	84.0%	87.2%
PTG segment operating income	$7,394	$6,901	$493	7.1
PTG segment operating margin	76.2%	77.3%
PTG installed base:
Royalty units, end of quarter	4,088	3,308	780	23.6
Sold units, inception-to-date
Beginning of quarter	1,526	1,360	166	12.2
Sold during quarter	26	52	(26)	(50.0)
Sold units, end of quarter	1,552	1,412	140	9.9
Total installed base	5,640	4,720	920	19.5%

Total PTG segment revenue increased $775, or 8.7%, to $9,708 for the three months ended July 31, 2008, as compared to $8,933 for the same period of the prior year. PTG segment revenue increase was primarily due to the increase in PTG royalty and lease revenue.  The increase was offset by a decrease in PTG sales revenue.

The $1,899, or 27.2% increase in PTG royalty and lease revenue for the three months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•
A net increase of 780, or 23.6%, table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC’s TGD business in late September 2007 as well as measurable organic revenue growth in our traditional non-PGIC acquired table games. An increase in non-PGIC acquired table game lease units comprised primarily of increases in Ultimate Texas Hold’em®, Royal Match 21®, and Dragon Bonus®.

•	An increase in PTG average monthly lease price per table game to $723 from $702.

•	A net increase of 197, or 62.1%, in table game bonusing option add-ons, predominantly related to the increase in our Progressive Fortune Pai Gow and Let It Ride Bonus® table games.

•	$563 related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites.

The $1,169, or 61.1%, decrease in PTG sales revenue for the three months ended July 31, 2008, compared to the same period of the prior year can be directly attributed to:

•	A net decrease of 26, or 50.0%, of sold royalty units to 26 from 52, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America.

•
A decrease of 22, or 51,2%, of PTG conversions from leased table games to sold table games to 21 units during the three months ended July 31, 2008 as compared to 43 units in the same period of the prior year, which reflects our renewed emphasis on leasing versus selling.

PTG gross profit and gross margin for the three months ended July 31, 2008 increased $363 and decreased 3.2%, respectively.  PTG gross profit increased $363 compared to the same period of the prior year, primarily as a result of the royalty and lease revenue increases offset by a decrease in sold royalty units discussed above. PTG segment operating income for the three months ended July 31, 2008 increased $493 from the same period of the prior year, also as a result of the royalty and lease revenue increases offset by a decrease in sold royalty units. PTG gross margin and operating margin for the three months ended July 31, 2008 decreased 3.2% and 1.1%, respectively, due to the reduction in sales revenues, which typically have higher profit margins.

Nine Months Ended July 31, 2008 compared to Nine Months Ended July 31, 2007

	Nine Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

PTG segment revenue:
Royalties and leases	$25,105	$18,862	$6,243	33.1%
Sales	3,206	5,826	(2,620)	(45.0)
Service	214	108	106	98.1
Other	116	40	76	1.9
Total sales and service revenue	3,536	5,974	(2,438)	(40.8)
Total PTG segment revenue	$28,641	$24,836	$3,805	15.3
PTG segment gross profit	$23,909	$21,253	$2,656	12.5
PTG segment gross margin	83.5%	85.6%
PTG segment operating income	$21,499	$18,070	$3,429	19.0
PTG segment operating margin	75.1%	72.8%
PTG installed base:
Royalty units, end of period	4,088	3,308	780	23.6
Sold units, inception-to-date
Beginning of period	1,437	1,233	204	16.5
Sold during period	115	179	(64)	(35.8)
Sold units, end of period	1,552	1,412	140	9.9
Total installed base	5,640	4,720	920	19.5%

Total PTG segment revenue increased $3,805, or 15.3%, to $28,641 for the nine months ended July 31, 2008, as compared to $24,836 for the same period of the prior year. The PTG segment revenue increase was primarily due to the increase in PTG royalty and lease revenue offset by a decrease in PTG sales revenue.

The $6,243, or 33.1%, increase in PTG royalty and lease revenue for the nine months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•
A net increase of 780, or 23.6%, table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC’s TGD business in late September 2007 as well as measurable organic revenue growth in our traditional non-PGIC acquired table games. An increase in non-PGIC acquired table game lease units comprised primarily of increases in Ultimate Texas Hold’em®, Royal Match 21®, and Dragon Bonus®.

•	An increase in PTG average monthly lease price per premium table game to $682 from $634.

•	A net increase of 197, or 62.1%, in table game bonusing option add-ons, predominantly related to the increase in our Progressive Fortune Pai Gow and Let It Ride Bonus® table games.

The $2,620, or 45.0% decrease in PTG sales revenue for the nine months ended July 31, 2008, compared to the same period of the prior year can be directly attributed to:

•	A net decrease of 64, or 35.8%, of sold PTG units to 115 from 179, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America.

•	A decrease in PTG average sales price per table game to $26,852 from $32,598 as well as a change in the product sales mix from higher margin table games sold to lower margin table games sold.

PTG gross profit for the nine months ended July 31, 2008 increased $2,656, or 12.5%, compared to the same period of the prior year, as a result of the increase in royalty and lease revenue offset by a decrease in sold royalty units discussed above. PTG gross margin for the nine months ended July 31, 2008 decreased 2.1% compared to the same period of the prior year, due to the decrease in sales revenue and a decrease in leased to sold royalty units, which is consistent with our renewed emphasis on leasing versus selling predominantly in North America. Additionally, the decrease in gross margin is due to installation and other up-front costs related to certain newer PTG products placed during the three months ended January 31, 2008. PTG segment operating income and margin for the nine months ended July 31, 2008 increased $3,429 and 2.3%, respectively, from the same period of the prior year, also as a result of the increase in royalty and lease revenues.

Electronic Table Systems Segment Operating Results

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007

	Three Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

ETS segment revenue:
Royalties and leases	$2,239	$1,612	$627	38.9%
Sales	4,704	5,581	(877)	(15.7)
Service	147	106	41	38.7
Other	936	582	354	60.8
Total sales and service revenue	5,787	6,269	(482)	(7.7)
Total ETS segment revenue	$8,026	$7,881	$145	1.8
ETS segment gross profit	$4,097	$3,519	$578	16.4
ETS segment gross margin	51.0%	44.7%
ETS segment operating income	$2,276	$1,293	$983	76.0
ETS segment operating margin	28.4%	16.4%
ETS installed base:
Lease seats, end of quarter	1,403	1,013	390	38.5
Sold seats, inception-to-date
Beginning of quarter	5,332	4,519	813	18.0
Sold during quarter	240	233	7	3.0
Sold units, end of quarter	5,572	4,752	820	17.3
Total installed base	6,975	5,765	1,210	21.0%

Total ETS segment revenue increased $145, or 1.8%, to $8,026 for the three months ended July 31, 2008, as compared to $7,881 for the same period of the prior year. The ETS segment revenue increase was primarily due to an increase in ETS royalty and lease revenue and secondarily to an increase in ETS other revenue. These increases were offset by a decrease in ETS sales revenue.

The $627, or 38.9%, increase in ETS lease and royalty revenue for the three months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•
A net increase of 390, or 38.5%, of e-Table seats on lease, which primarily included 315 incremental Table Master™  seats on lease. The increase of 390 seats includes the impact of conversions of leased seats to sales offset by newly placed leased seats.

•
The increase in Table Master™ lease seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Pennsylvania.

•	A slight increase in the average lease price per seat to $532 from $530.

The $354, or 60.8%, increase in ETS segment other revenue for the three months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•	Increased parts and other peripheral sales related to previously sold ETS seats, especially relating to the Vegas Star product.

The $877, or 15.7%, decrease in ETS sales revenue for the three months ended July 31, 2008, as compared to the same period of the prior year, primarily reflects:

•	A decrease in the average e-Table sales price per seat to $19,600 from $23,953, primarily caused by sales to a South American distributor.

ETS gross profit and gross margin for the three months ended July 31, 2008 increased $578 and 6.3%, respectively, as compared to the same period of the prior year. ETS operating income and margin for the three months ended July 31, 2008 increased $983 and 12.0%, from the same period of the prior year. The increases in ETS gross profit and operating income as well as gross margin and operating margin were predominantly caused by the increases in royalty and lease revenue in addition to the increase in service and other revenues.

Nine Months Ended July 31, 2008 compared to Nine Months Ended July 31, 2007

	Nine Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

ETS segment revenue:
Royalties and leases	$6,672	$3,871	$2,801	72.4%
Sales	11,044	13,461	(2,417)	(18.0)
Service	254	247	7	2.8
Other	2,266	885	1,381	156.0
Total sales and service revenue	13,564	14,593	(1,029)	(7.1)
Total ETS segment revenue	$20,236	$18,464	$1,772	9.6
ETS segment gross profit	$9,794	$8,851	$943	10.7
ETS segment gross margin	48.4%	47.9%
ETS segment operating income	$4,376	$2,685	$1,691	63.0
ETS segment operating margin	21.6%	14.5%
ETS installed base:
Lease seats, end of period	1,403	1,013	390	38.5
Sold seats, inception-to-date
Beginning of period	5,040	4,142	898	21.7
Sold during period	532	630	(98)	(15.6)
Less trade-ins and exchanges	-	(20)	20	100.0
Sold units, end of period	5,572	4,752	820	17.3
Total installed base	6,975	5,765	1,210	21.0%

Total ETS segment revenue increased $1,772, or 9.6%, to $20,236 for the nine months ended July 31, 2008, as compared to $18,464 for the same period of the prior year. The ETS segment revenue increase was primarily due to an increase in ETS royalty and lease revenue and secondarily to an increase in ETS other revenue. These increases were offset by a decrease in ETS sales revenue.

The $2,801, or 72.4%, increase in ETS lease and royalty revenue for the nine months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•
A net increase of 390, or 38.5%, of e-Table seats on lease, which primarily included 315 incremental seats of Table Master™ seats on lease. The increase of 390 seats includes the impact of conversions of leased seats to sales offset by newly placed leased seats.

•
This increase in Table Master™ lease seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Pennsylvania.

The $1,381, or, 156.0%, increase in ETS other revenue for the nine months ended July 31, 2008, compared to the same period of the prior year, primarily reflects:

•	Increased parts and other peripheral sales related to previously sold ETS seats, primarily relating to our Vegas Star products and secondarily relating to our Rapid Table Games.

The $2,417, or 18.0%, decrease in ETS sales revenue for the three months ended July 31, 2008, as compared to the same period of the prior year, primarily reflects:

•	A decrease of 98, or 15.6%, ETS sold seats to 532 from 630. This is consistent with our renewed emphasis on leasing versus selling, predominantly in North America.

•	A decrease in the average ETS sales price per seat to $20,759 from $21,366, primarily caused by sales to a South American distributor.

ETS gross profit and gross margin for the nine months ended July 31, 2008 increased $943 and 0.5%, respectively, as compared to the same period of the prior year. ETS gross margin for the nine months ended July 31, 2008 remained relatively flat as compared to the same period of the prior year, due to the negative impact of higher initial installation costs related to newly placed e-Table seats on lease during the three months ended January 31, 2008. ETS segment operating income and margin for the nine months ended July 31, 2008 increased $1,691 and 7.1%, respectively, from the same period of the prior year. The increases in ETS operating income as well as operating margin were predominantly caused by the $2,801 increase in royalty and lease revenue and the $1,388 increase in service and other revenue. Additionally, operating margin was favorably impacted by a reduction in the amount of indirect costs allocated to the ETS segment.

Electronic Gaming Machines Segment Operating Results

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007

	Three Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

EGM segment revenue:
Lease revenue	$-	$2	$(2)	(100.0%)
Sales	9,351	6,630	2,721	41.0
Service	-	-	-	-
Other	2,423	2,810	(387)	(13.8)
Total sales and service revenue	11,774	9,440	2,334	24.7
Total EGM segment revenue	$11,774	$9,442	$2,332	24.7
EGM segment gross profit	$5,380	$3,302	$2,078	62.9
EGM segment gross margin	45.7%	35.0%
EGM segment operating income	$3,531	$1,417	$2,114	149.2
EGM segment operating margin	30.0%	15.0%
EGM installed base:
Lease seats, end of quarter	2	2	-	-
Sold seats, inception-to-date
Beginning of quarter	19,817	17,441	2,376	13.6
Sold during quarter	618	670	(52)	(7.8)
Sold units, end of quarter	20,435	18,111	2,324	12.8
Total installed base	20,437	18,113	2,324	12.8%

Total EGM segment revenue increased $2,332, or 24.7%, to $11,774 for the three months ended July 31, 2008, as compared to $9,442 for the same period of the prior year. The EGM segment revenue increase was primarily attributable to the increase in EGM sales revenue.

A $2,721, or 41.0%, increase in EGM sales revenue for the three months ended July 31, 2008, compared to the same period of the prior year primarily reflects:

•
A significant increase in the average sales price to $15,131 from $9,896.  The increase in average sales price is being driven primarily from the success of some of our more popular titles, including the Pink Panther linked series of games, the successful rollout of newer games on the PC4 platform, and a large number of used machine sales negatively impacting the average sales price in the prior year.

•	Offset by a decrease of $387, or 13.8%, in other revenue.

EGM gross profit and gross margin for the three months ended July 31, 2008 increased $2,078 and 10.7%, respectively, as compared to the same period of the prior year. EGM segment operating income and margin for the three months ended July 31, 2008 increased $2,114 and 15.0%, respectively, from the same period of the prior year. EGM gross profit and operating profit for the period of the prior year were negatively impacted by a minimum royalty shortfall of $639. The increases in EGM gross profit and operating income as well as EGM gross margin and operating margin were primarily caused by the substantial increase in the average sales price of our EGMs and the expiration of the agreement under which this minimum royalty was required.

Nine Months Ended July 31, 2008 compared to Nine Months Ended July 31, 2007

	Nine Months Ended
	July 31,		Increase	Percentage
	2008	2007	(Decrease)	Change

EGM segment revenue:
Lease revenue	$-	$19	$(19)	(100.0%)
Sales	21,269	18,991	2,278	12.0
Service	-	-	-	-
Other	6,829	5,945	884	14.9
Total sales and service revenue	28,098	24,936	3,162	12.7
Total EGM segment revenue	$28,098	$24,955	$3,143	12.6
EGM segment gross profit	$12,447	$8,862	$3,585	40.5
EGM segment gross margin	44.3%	35.5%
EGM segment operating income	$6,721	$3,786	$2,935	77.5
EGM segment operating margin	23.9%	15.2%
EGM installed base:
Lease seats, end of period	2	2	-	-
Sold seats, inception-to-date
Beginning of period	18,993	16,279	2,714	16.7
Sold during period	1,442	1,832	(390)	(21.3)
Sold units, end of period	20,435	18,111	2,324	12.8
Total installed base	20,437	18,113	2,324	12.8%

Total EGM segment revenue increased $3,143, or 12.6%, to $28,098 for the nine months ended July 31, 2008, as compared to $24,955 for the same period of the prior year. The EGM segment revenue increase was primarily due to the increase in EGM sales revenue and secondarily to an increase in EGM other revenue.

A $2,278, or 12%, increase in EGM sales revenue for the nine months ended July 31, 2008, compared to the same period of the prior year is primarily attributable to:

•
A significant increase in the average sales price to $14,750 from $10,366.  The increase in average sales price is being driven primarily from the success of some of our more popular titles, including the Pink Panther linked series of games, the successful rollout of newer games on the PC4 platform, and a large number of used machine sales negatively impacting the average sales price in the prior year.

The $884, or 14.9% increase in EGM other revenue for the nine months ended July 31, 2008, compared to the same period of the prior year can be directly attributable to:

•	An increase of $2,828, or 160.7%, to $4,588 from $1,760 of parts and other peripheral sales related to previously sold EGM seats.

•	Offset by a decrease of $1,946, or 46.5%, to $2,241 from $4,187 of EGM conversion kits sales.

EGM gross profit and gross margin for the nine months ended July 31, 2008 increased $3,585 and 8.8%, respectively, as compared to the same period of the prior year. EGM segment operating income and margin for the nine months ended July 31, 2008 increased $2,935 and 8.7%, respectively, from the same period of the prior year. EGM gross profit and operating profit for the period of the prior year were negatively impacted by a minimum royalty shortfall of $1,589. The increases in EGM gross profit and operating income as well as gross margin and operating margin were primarily caused by a substantial increase in the average sales price of our EGMs and the expiration of the agreement under which this minimum royalty was required.

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

We entered into the Revolver on November 30, 2006.  We initially drew $71,180 on the Revolver, which was used to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). We drew an additional $4,500, net of payments, on the Revolver during fiscal 2007, which was used in part to fund the PGIC TGD acquisition. The outstanding balance on the Revolver was $62,180 as of July 31, 2008.

As of July 31, 2008, we had approximately $37,820 of available remaining credit under the Revolver. We have two financial maintenance covenants under our Credit Facility: a Total Leverage Ratio and an Interest Expense Coverage Ratio. From the effective date of the Amendment, Shuffle Master will be required to maintain a Total Leverage Ratio, as defined in the Amendment, not exceeding 4.25 to 1 through April 30, 2009, 4.00 to 1 thereafter through April 30, 2010, 3.75 to 1 thereafter through April 30, 2011, and 3.5 to 1 thereafter. Our Total Leverage Ratio as of October 31, 2007 was 3.8 to 1.0; our ratio as of July 31, 2008 was 2.6 to 1.0. Our Credit Agreement requires us to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2007 was 8.4 to 1.0; our ratio as of July 31, 2008 was 8.1 to 1.0.

We have outstanding Notes due 2024.  The holders of the Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest and including liquidated damages, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest and liquidated damages, if any, up to but not including the date of repurchase. Because we expect that the Note holders will exercise the repurchase option on April 15, 2009, we have classified the entire $150,000 aggregate principal amount of the Notes in current portion of debt, which has resulted in a negative working capital of $12,765. In anticipation of the Notes being put by the holders on April 15, 2009, we have executed a refinancing plan that involves a second amendment to our existing Revolver and a public offering of our common stock.

On July 14, 2008, we entered into the Second Amendment. Among other items, the Second Amendment provided for the Term Loan of at least $60,000 and no more than $80,000. Subsequent to our quarter ended July 31, 2008, and on August 25, 2008, we drew $65,000 on the Term Loan, resulting in net proceeds of $63,438.

In addition, on July 14, 2008, we announced the commencement of an initial cash Tender Offer for the Notes.  Pursuant to the initial Tender Offer, we offered to purchase all of our outstanding Notes at 96.5% of the principal amount thereof plus accrued interest.  The initial Tender Offer was set to expire on August 8, 2008.  Subsequent to our quarter ended July 31, 2008, and on August 11, 2008, we amended the terms of our initial cash Tender Offer to purchase all of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  The amended Tender Offer expired on August 22, 2008, resulting in approximately $89,300 of the Tendered Notes being repurchased.

On July 25, 2008, we closed the Offering, resulting in net proceeds of $69,974.  The net proceeds from the Offering are included in cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2008.  Subsequent to our quarter ended July 31, 2008 and on August 1, 2008, the Underwriters purchased 2,647,058 shares pursuant to the over-allotment granted in connection with the Offering, resulting in net proceeds of approximately $10,700.

We used the proceeds from the Offering and Term Loan to repurchase the Tendered Notes. We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining outstanding Notes of $60,600.

We intend to use the proceeds from the Offering, Term Loan, borrowings under our existing Revolver and cash on hand to repurchase the Notes.

LIQUIDITY

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2008	2007	(Decrease)	Change

Cash and cash equivalents	$89,244	$4,392	$84,852	1,932.0%
Working capital	$(12,765)	$61,768	$(74,533)	(120.7%)
Current ratio	(0.9)	2.6	(3.5)	(134.6%)

Negative working capital as of July 31, 2008, is due to the reclassification of the Notes to current based on the substantial likelihood that the holders of the Notes will require us to repurchase them on April 15, 2009. As such we completed our refinancing strategy related to these Notes, which is discussed above.

Excluding both the classification of $150,000 of the Notes in current liabilities as well as $71,075 of cash obtained from the Offering in current assets, our working capital and current ratio was approximately $66,160 and 2.9, respectively, as of July 31, 2008. We feel this is meaningful due to our refinancing plan discussed above.

Cash Flow Summary

	Nine Months Ended
	July 31,		Provided	Percentage
	2008	2007	(Used)	Change

Operations	$42,201	$30,852	$11,349	36.8%
Investing	(9,448)	(13,148)	3,700	28.1%
Financing	51,678	(10,154)	61,832	608.9%
Effects of exchange rates	421	(312)	733	234.9%
Net Change	$84,852	$7,238	$77,614	1,072.3%

Capital Expenditures

	Nine Months Ended
	July 31,		Provided	Percentage
	2008	2007	(Used)	Change

Payments for products leased and held for lease	(11,380)	(7,919)	(3,461)	(43.7%)
Purchases of property and equipment	(2,055)	(2,201)	146	6.6%
Purchases of intangible assets	(1,026)	(2,397)	1,371	57.2%
Total capital expenditures	$(14,461)	$(12,517)	$(1,944)	(15.5%)

Operations

Cash flows provided by operating activities increased $11,349, or 36.8%, to $42,201 for the nine months ended July 31, 2008 as compared to $30,852 for the same period of the prior year, primarily due to the following:

•
Reductions in inventory for the current year, from $34,081 as of October 31, 2007 to $26,524 as of July 31, 2008. In the prior year, inventory increased from $24,658 as of October 31, 2006 to $36,271 as of July 31, 2007.

•	Increased collections related to our investment in sales-type lease and notes receivable portfolio of $5,631 as compared to $4,381 for the same period of the prior year.

•
Increased depreciation and amortization expense of $17,671 as compared to $14,108 for the same period of the prior year. This increase is due to the acquisition of the PGIC TGD acquisition effective September 28, 2007.  Depreciation and amortization has increased due to our increased leased asset base as a result of our renewed emphasis on leasing versus selling.

•	Increase of $1,486 due to non-cash impairment in our investment in Sona.

•	Offset by a gain on the sale of our fractional ownership corporate airplane of $738 as compared to $0 for the same period of the prior year. See SG&A discussion in our MD&A for more information.

•	Offset by gain on sale of leased assets of $2,776 as compared to $0 for the same period of the prior year.

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

Investing

Cash flows used by investing activities decreased $3,700, or 28.1%, to ($9,448) for the nine months ended July 31, 2008 versus ($13,148) for the same period of the prior year primarily due to the following:

•	Proceeds received from the sale of our fractional ownership in a corporate airplane of approximately $1,300.

•	Proceeds received from the sale of leased assets of $4,365, compared to $1,119 in the same period of the prior year.

•
Decrease in cash used in business acquisitions of $958, or 54.7%, to ($792) for the nine months ended July 31, 2008 from ($1,750) for the same period of the prior year. The current year amounts relate to our acquisition of the PGIC TGD. See Note 2 to our condensed consolidated financial statements for more information.

•
Offset by an increase in payments for products leased and held for lease of $3,461, or 43.7%, to ($11,380) for the nine months ended July 31, 2008 versus ($7,919) for the same period of the prior year. Consistent with our strategy of leasing versus selling, we expect this trend to continue.

Financing

Cash flows provided by financing activities increased $61,832, or 608.9%, to $51,678 for the nine months ended July 31, 2008 as compared to ($10,154) for the same period of the prior year primarily due to the following:

•	Increase is primarily attributable to cash received from the Offering, which resulted in net proceeds of $69,974. See Note 2 to our condensed consolidated financial statements for more information.

•
Decrease in debt payments of ($53,635), or (63.5%), to ($30,844) for the nine months ended July 31, 2008 as compared to ($84,479) for the same period of the prior year. As of July 31, 2008, total debt decreased to $216,858 as compared to $235,011 as of October 31, 2007. For the nine months ended July 31, 2007, the ($84,479) of debt payments included ($70,000) of debt payments made on our Old Credit Agreement.

•
Offset by a decrease in debt proceeds of ($61,966), or (83.2%), to $12,548 for the nine months ended July 31, 2008 as compared to $74,514 for the same period of the prior year. During the nine months ended July 31, 2007, we received $72,680 proceeds, net of debt issuance costs, from the Revolver.

•	Net debt reduction in the current year was greater than those in the same period of the prior year due to amounts of cash available for debt reduction.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses and other significant transactions, we believe our existing cash, investments, availability on our credit facility, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for at least the next twelve months. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

STOCK REPURCHASE AUTHORIZATIONS

Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. As such, for the three months ended July 31, 2008 and 2007, no shares of our common stock were repurchased. For the nine month periods ended July 31, 2008 and 2007, we repurchased 0 and 75 shares of our common stock for a total cost of $0 and $1,933 at an average price of $0 and $25.77. As of July 31, 2008, $28,203 remained outstanding under our board authorizations. We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Alternatives that we consider as possible uses of our capital resources include investment in new products, acquisitions, principal payments on the Revolver, funding of internal growth in working capital, and investments in sales-type leases and notes receivable.

DEBT, OTHER LONG-TERM LIABILITES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have changed materially from the amounts disclosed in the Annual Report. Specifically, we entered into the Second Amendment to the existing Revolver. Among other items, the Second Amendment provides for the Term Loan of at least $60,000 and no more than $80,000. Subsequent to our quarter ended July 31, 2008, and on August 25, 2008, we drew $65,000 on the Term Loan, resulting in net proceeds of $63,438.  See Notes 2, 5 and 12 to our unaudited condensed consolidated financial statements for further discussion.

We do not have material off-balance sheet arrangements.

Long-Term Liabilities and Contractual Obligations. The following table summarizes our long-term liabilities, material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term obligations:
Contingent convertible notes	$150,000	$150,000	$-	$-	$-
Interest on convertible notes	1,875	1,875	-
Senior secured revolving credit facility	62,180	-	-	62,180	-
Interest on secured revolving credit facility	9,282	2,784	5,569	928	-
BTI acquisition contingent consideration	1,092	-	-	-	1,092
Kings Gaming Inc. contingent consideration, including imputed interest	505	5	-	500	-
Magnum Gaming (Bet the Set "21")	428	-	-	-	428
PGIC TGD minimum consideration, including imputed interest	3,000	1,000	1,625	375	-
Other	3,122	250	1,967	343	562
Purchase commitments	12,388	12,388	-	-	-
Operating leases	5,089	1,483	2,344	1,262	-
Total	$248,961	$169,785	$11,505	$65,588	$2,082

$60,000 to $80,000 term loan commitment.  On July 14, 2008, we entered into the Second Amendment with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. Among other items, the Second Amendment provides for the Term Loan of at least $60,000 and no more than $80,000. As of July 31, 2008 the outstanding balance on the Term Loan was $0.  Subsequent to our quarter ended July 31, 2008, we drew $65,000 on the Term Loan, resulting in net proceeds of $63,438 (See Notes 5 and 13 to the condensed consolidated financial statements).

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

Our significant accounting policies are discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, to the audited consolidated financial statements for the year ended October 31, 2007, which is included in the Annual Report and the Registration Statement. Our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”, in the Annual Report and the Registration Statement.

In November 2007, we adopted FIN 48. See Note 8 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. Other than the adoption of FIN 48, since the filing of the Annual Report and the Registration Statement, there have been no material changes to our critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks are presented below.

Contingent convertible senior notes.  On July 14, 2008, we launched a cash tender offer for the $150,000 in contingent convertible senior notes (“Notes”), which will be funded with the proceeds from the public offering of 17,647,059 shares of our common stock at $4.25 per share and a new term loan facility of at least $60,000 and no more than $80,000, as well as cash on hand and borrowings from the $100,000 senior secured revolving credit facility, if necessary. Pursuant to the initial tender offer, we offered to purchase all of our outstanding Notes at 96.5% of the principal amount thereof plus accrued interest.  The initial tender offer was set to expire on August 8, 2008. On August 11, 2008, we amended the terms of our initial tender offer with respect to the Notes. Under the amended terms of the Tender Offer, we offered to purchase any and all of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  The amended Tender Offer expired on August 22, 2008, resulting in approximately $89,300 of the Notes being tendered and purchased. The remaining outstanding Notes are insensitive to changes in stock price or interest rates. See Notes 2, 5 and 12 for more information.

As of July 31, 2008, we had approximately $62,180 of variable rate debt. Assuming a 1% change in the average interest rate as of July 31, 2008, our annual interest cost would change by approximately $622.

Foreign Currency Risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world, of which the most significant to our operations during the three and nine months ended July 31, 2008 and 2007, were the Australian dollar and the Euro. With our acquisition of Casinos Austria Research & Development GmbH & Co KG and Stargames, we expect that a significant portion of the volume of our business will continue to be denominated in foreign currency. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates. Although we have thus far not engaged in hedging activities, we may use forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenues and, to a lesser extent, cost of leases and sales denominated in currencies other than the U.S. dollar. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see “Business—Other Business Information—Legal Proceedings” in Item 8 in the Annual Report on Form 10-K filed on January 18, 2008, as amended by the Form 10-K/A filed on July 7, 2008 (the “Annual Report”) and the Registration Statement on Form S-1, filed with the SEC on June 27, 2008, as amended (the “Registration Statement”). There have been no significant developments in any of the cases disclosed in the Annual Report, the Registration Statement or in the three or nine months ended July 31, 2008 or any new cases during that time, except as discussed herein.

ITEM 1A.  RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in “Risk Factors—Risks Related to Our Business” in Item 8 in the Annual Report on Form 10-K filed on January 18, 2008, as amended by the Form 10-K/A filed on July 7, 2008 (the “Annual Report”) and the Registration Statement on Form S-1, filed with the SEC on June 27, 2008, as amended (the “Registration Statement”).

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
Date: September 9, 2008

/s/ Mark L. Yoseloff
Mark L. Yoseloff
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Coreen Sawdon
Coreen Sawdon
Senior Vice President, Chief Accounting Officer and
Acting Chief Financial Officer
(Principal Accounting Officer)