Form 10-K
period 2008-10-31
SHUFFLE MASTER INC
filed 2009-01-14
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-20820

SHUFFLE MASTER, INC.
(Exact name of registrant as specified in its charter)
Minnesota		41-1448495
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1106 Palms Airport Drive, Las Vegas	NV	89119
(Address of Principal Executive Offices)	(State)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (702) 897-7150

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting Common Stock held by non-affiliates of the Registrant on April 30, 2008 was approximately $173,106,960.

As of January 8, 2009, 53,645,515 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Annual Report on Form 10-K incorporate by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 18, 2009 (“Fiscal 2008 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2008

TABLE OF CONTENTS

		Page

	Part I
Item 1.	Business	3
Item 1A.	Forward Looking Statements and Risk Factors	19
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	33
	Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	77
Item 8.	Financial Statements and Supplementary Data	78
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A.	Controls and Procedures	124
Item 9B.	Other Information	128
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	129
Item 11.	Executive Compensation	129
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item 13.	Certain Relationships and Related Transactions, and Director Independence	129
Item 14.	Principal Accounting Fees and Service	129
	Part IV
Item 15.	Exhibits and Financial Statement Schedules	130

PART I
(In thousands, except units, per unit/seat amounts and square footage)

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “Shuffle Master, Inc.”, “we”, “us”, “our”, or the “Company”, include Shuffle Master, Inc. and its consolidated subsidiaries.

We are a Minnesota corporation formed in 1983. We conducted our initial public offering and became a NASDAQ-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

We maintain an Internet website at www.shufflemaster.com, and we make available on the website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with the Securities and Exchange Commission. We also provide a variety of other information on our website including all of our press releases. We have included our website address in this filing only as a textual reference. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We specialize in providing casino and other gaming customers with products and services that improve their table game speed, profitability, productivity and security. We operate through four business segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems ("e-Table") or (“ETS”) and Electronic Gaming Machines (“EGM”). Utility products include automatic card shufflers, Intelligent Table Systems components, such as our i-Shoe Auto™ card reading shoe, our i-Score™ baccarat viewer and our roulette chip sorters. PTG includes live proprietary table games, progressive table games with bonus options, side bets for both our proprietary table games as well as public domain table games and proprietary table game licensing for other gaming media. ETS includes electronic table gaming platforms. EGM includes traditional video slot machines.

We believe that installed units and installed seats are important gauges of segment performance because they measure historic market placements of leased and sold products and provide insight into potential markets for expansion of existing product placements, next generation products and service. As of October 31, 2008, we had an installed base of approximately 28,000 shuffler and other Utility products, approximately 6,000 PTG units, approximately 7,000 ETS seats and approximately 21,000 EGM seats.  Installed units are the sum of the product units currently under lease or license agreements plus the aggregate amount of product units we have sold since our inception. Similarly, installed seat base is the sum of the seats (with each chair at an electronic gaming table considered a seat) currently under lease plus the aggregate amount of seats we have sold since our inception. Some sold units and seats may no longer be in use by our casino customers or may have been replaced by other models. Accordingly, we are unable to determine the precise number of units or seats currently in use.

Our four business segments are summarized as follows:

Utility. Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. We introduced the first successful automatic card shuffling equipment to the gaming industry and we continue to develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. We are working on the development of next generation shufflers and technological advancements in the areas of card recognition and remote diagnostics, among other developments. Currently, our Utility segment revenue is derived substantially from the lease and sale of our automatic card shufflers and associated service revenue. We also offer chip sorting products that simplify the handling of gaming chips on high volume roulette tables. Additionally, we have acquired or are developing products to gather data and to enable casinos to track table game play such as our i-Shoe Auto™ card reading shoe and our i-Score™ baccarat viewer that displays current game results and trends.  These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker, and blackjack table games. We believe we currently have the most popular proprietary table game titles in the world, as our current proprietary table games titles include all of the top six and eleven of the top fifteen most popular titles in the world as of October 31, 2008.

We intend to broaden our PTG content through development and acquisition. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers' Malta-based subsidiary, Guardian Gaming, operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal. Internet gaming is not legal in the United States. Guardian Gaming launched Shuffle Master Live! in November 2007.

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the Table Master™, Vegas Star®, Rapid Table Games™ and i-Table™ platforms.  Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Our i-Table platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler to dramatically improve game speed and security while reducing many operating expenses associated with live tables.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australia and, to a lesser extent, Asia.  Through our Australian subsidiary Stargames Limited (“Stargames”), we offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Drifting Sands 3™, Ninja 3™, The Pink Panther® series of linked games (iChing, Kelly Country™, Deep Sea Dollars, Cuba™, Galapagos Wild™, Sunset on the Serengeti and Lonesome George), and the new Grand Central™ progressive link.

For additional information about our segments, including segment revenue, operating income and assets, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).

           The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Line	2008	2007	2006
Utility	42.5%	43.9%	53.2%
Proprietary Table Games	20.3%	18.5%	23.5%
Electronic Table Systems	14.5%	15.5%	10.2%
Electronic Gaming Machines	22.6%	22.0%	13.0%
Other revenue	0.1%	0.1%	0.1%
	100.0%	100.0%	100.0%

OUR STRATEGY

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following six-point strategy:

•	A continuing emphasis on leasing versus selling

•	Continued development of relevant technology to drive new products across all product lines

•	An effort to increase the return from existing assets already in the field by upgrading or adding new value elements

•	A value engineering program to reduce manufacturing costs across all product lines

•	The monetization of non-core assets and the utilization of the proceeds to reduce debt

•	A cost reduction initiative to reduce manufacturing costs and examine our existing infrastructure.

This six-point strategic initiative assists us in defining and implementing our specific product strategies for the future, which in no particular order are:

•	To focus on developing, manufacturing and marketing products that increase the speed, profitability, productivity and security of our casino and other customers in their table game operations.

•
To develop and market shufflers with advanced features and capabilities, such as optical card recognition, deck validation, and remote diagnostics, to replace older generation shufflers and to further penetrate domestic and foreign markets.

•	To market our next generation chip sorting device, the Easy Chipper C®, to simplify the process of handling gaming chips for our casino and other customers in their table game operations.

•
To broaden our PTG segment by developing or acquiring additional table game content to increase our penetration of casino customers' table game operations. In addition, our analysis has shown that there exists a strong correlation between proprietary table game growth and demand for automatic shufflers.

•	To develop a variety of felt-based and e-Table solutions to increase revenue from existing assets in the field by adding new value elements such as progressives and side bets.

•
To market our e-Table platforms to provide a cost-effective brand extension of our PTG content to existing casino and new casino customers and to explore other venues in which the platforms could be reasonably modified to fulfill market demands.

•	To increase our international sales through specific product development, acquisitions and/or strategic alliances and penetrate new markets.

•
To continue our strong commitment to research and development of new product technologies, such as our recently introduced PC4 platform, an operating system that enhances the audiovisual gaming experience of our interactive games.

•	To continue to provide ongoing and timely maintenance and service on our installed base of products.

•	To reduce manufacturing costs across all product lines through cost savings initiatives and value engineering.

•	To examine our existing infrastructure with an eye toward reducing overhead costs and improving our operating margins.

•	To develop or acquire patents, licenses and other intellectual property both to broaden our product offerings and to vigorously protect our patents and products from potential infringement.

OUR UTILITY SEGMENT

      Since our founding, we have developed and marketed products that enhance the speed, productivity, security, and profitability of the table game operations of our casino and other customers. Our automatic card shufflers were the first such products.  We believe that our casino and other customers are seeking to increase the operating returns of their table game operations. By introducing a combination of technologies, our Utility products increase the speed, profitability, productivity and security for casino and other customers in their table game operations.

Our Shuffler Products. We currently market a complete range of shufflers, including single deck, batch, and continuous shufflers. Single deck shufflers are generally used on proprietary table games such as our own Let It Ride® and Three Card Poker™ games. Additionally, we offer a single deck/double deck shuffler, the Deck Mate®, for use on live stakes poker tables and single or double deck table games.

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

Our existing shuffler products, in alphabetical order, are the following:

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

MD2®
A next generation multi-deck batch shuffler that shuffles two to eight decks and features optional optical card recognition that verifies that the deck or group of decks are intact.  The MD2 was introduced in September 2003.

one2six®
A multi-deck continuous shuffler that accommodates up to six decks of cards and is primarily used on multi-deck games like blackjack to prevent card counting and shuffle tracking. The one2six shuffler was first introduced internationally in 2002.

Our Chip Sorting Machines. Our chip sorting machines simplify the handling of gaming chips, which increases the productivity and security on roulette tables.

Easy Chipper C®
This chip sorting device simplifies the process of handling gaming chips on roulette tables by directly ejecting the chips from the hopper wheel into the tubes with its state-of-the-art ejection system. It also has a color reading system that quickly and accurately sorts up to ten different colored chips while separating non-programmed ones.

Chipmaster™
The Chipmaster’s superior system of delivering chip stacks right to the table surface provides roulette tables with an incomparable level of work ergonomics and service quality.  This dramatically increases the level of service provided to players because the dealer is always face to face with clients and increases table security because it prevents the dealer from needing to take his eyes off the table except when he spins the ball.

Intelligent Table Systems ("ITS") and other Utility Products. We have acquired and are developing technology to enable casinos and other customers to track and analyze play on their table games.

ITS and other Utility products, in alphabetical order, are the following:

i-Score™
Featuring multi-format display options, the i-Score enables casinos to display a variety of baccarat game trends on an LCD display mounted at the table. Game outcome data can be entered either manually using the i-Score’s easy-to-use touch key pad or automatically when connected to an i-Shoe or an i-Shoe Auto.

i-Shoe™
A smart alternative to a traditional dealing shoe, the i-Shoe holds up to eight decks of cards and can be trained to read any card type. It features an easy-to-read display for ongoing dealer instruction as well as lights that indicate the outcome of each round. Additionally, it interfaces with an LCD monitor that displays game history and trends, and the game results can be transmitted to a remote location via the casino network for review.

i-Shoe Auto™
The i-Shoe Auto delivers cards to the front of the shoe automatically, reducing repetitive stress injuries while making the dealing process easier and more accurate than ever before. Its optical card recognition technology automatically reads the rank and suit of each card as it is dealt and uses this data to determine appropriate game outcome and reduce game manipulation and collusion on multi-deck games like baccarat. Featuring an easy-to-read LCD touch screen that displays the accurate hand values once each round is complete, the i-Shoe Auto can also transmit game results to a remote location via the casino network for further review and analysis.

MD2® Workstation
The MD2 Workstation combines the MD2 batch shuffler with proprietary software to count, read, and verify each card as it is being shuffled to produce detailed reports that reveal the accuracy and composition of each deck for off-table and back-of-house verification.

OUR PROPRIETARY TABLE GAMES (“PTG”) SEGMENT

Our Proprietary Table Games and Other Value Elements. Our PTG segment includes our live proprietary table games, progressive table games with bonusing options, and side bets. We are continuously developing new table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular table game titles, in certain jurisdictions, to a variety of other companies including Delta Rangers, Inc., a company whose Malta-based subsidiary, Guardian Gaming, operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal.  Internet gaming is not legal in the United States.  Shuffle Master Live! was launched in November 2007.

Our existing PTG, progressive table games with bonusing options, and side bets, in alphabetical order, are the following:

Bet the Set "21"®	Bet the Set "21" is an optional side bet for blackjack that considers the first two cards the player receives. If the player's first two cards are a pair or a suited pair, the player wins.

Blackjack Press®	Players make equal wagers on two blackjack positions and the Press bet which enables them to play two separate blackjack hands and "press" the one that they think can beat the dealer.

Caribbean Stud®
Caribbean Stud is a five card stud poker game with a progressive jackpot. Each player receives five cards dealt face down, and the dealer receives five cards with the last card dealt face up. After examining their cards, players must either bet or fold and once all betting decisions have been made, the dealer compares his cards to each player. The dealer's hand must contain an Ace-King or better to qualify and challenge the players' hands; otherwise the dealer folds and only the ante wagers are paid. For the progressive wager, the top hands pay a percentage of the progressive jackpot, while other hands pay a fixed dollar amount. In the event that more than one progressive hand hits during the same round, the dealer will first pay the player furthest to his right and then move counter-clockwise to pay other players.

Casino War®
Players make a wager and if their card is higher than the dealer's card, they win even money. If a player's card matches the dealer's card, they are at war and the player can either quit play by surrendering half of his wager or can continue to play by going to war. If the player chooses to go to war, both the player and the dealer match the original wager and receive another card. The highest card wins the hand.

Crazy 4 Poker®
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

Dragon Bonus®	Dragon Bonus is an optional side bet for baccarat where players win when their selected hand is a natural winner or wins by at least four points.

Fortune Blackjack®	Fortune Blackjack is an optional side bet for blackjack that considers the first two cards the player receives. If the player's first two cards total 20 or 21, the player wins.

Fortune Pai Gow Poker®
Fortune Pai Gow Poker is an optional side bet for Pai Gow Poker that considers the best hand possible among the player's seven cards. Players may bet any amount within table limits; however, a Fortune bet of at least five dollars qualifies them for Envy Bonus payouts. Players win the Envy Bonus when someone else at the table receives a four-of-a-kind or higher. Fortune Pai Gow Poker is also available with a progressive jackpot that is triggered when a player receives five Aces or a seven card Straight Flush.

Four Card Poker®
Players receive five cards to make their best four-card poker hand. The game features head-to-head play versus the dealer and an optional bonus bet that pays when their final hand contains a pair of Aces or higher. Players may "triple down" against the dealer, providing high game volatility.

Jackpot Baccarat™
Jackpot Baccarat is an optional side bet for baccarat that pays when three or more of the Player and Banker cards are the same rank. The more cards that are the same rank, the more the player wins.  Jackpot Baccarat is also available as a local area progressive.

Let It Ride®
Players place three separate but equal bets and are dealt three cards face down. Two community cards are also dealt face down in front of the dealer. After looking at their cards, players then have the option to withdraw their first bet. The dealer then turns over one of the community cards, which becomes a common fourth card to all players at the table, and the players each have the opportunity to withdraw their second bet (the third bet always remains on the table and cannot be withdrawn). The dealer then turns over the second community card, which becomes a common fifth and final card to all players and winning hands are paid.

Let It Ride Bonus®
The Let It Ride Bonus game adds a bonus bet and paytable bonuses to the basic Let It Ride table game. It is played in the same manner as the basic game except that the player has an option to make an additional side wager, known as the Let It Ride Bonus bet. The Let It Ride Bonus bet qualifies the player to be eligible to receive large bonus payouts from a separate payout schedule, in addition to the underlying payouts of the basic game. Additionally, the game offers a 3 Card Bonus™ side bet which rewards players if their first three cards are a pair or better. This wager is made at the beginning of the game when the standard and Let It Ride Bonus wagers are placed.

Mississippi Stud™
Players receive two cards that will be combined with three community cards to make a five-card poker hand. The players compete against a paytable rather than the dealer and win if their hand is a pair of 6s or better.

Roll Your Own Blackjack™
A single-deck blackjack game, Roll Your Own Blackjack™ features a three-card bonus bet that pays odds when players receive a Flush or higher. Players receive three cards to make two blackjack hands: the best two cards are used to form their starting hand and the third card will be used for their second hand.

Royal Match 21®
Royal Match 21 is an optional side bet for blackjack that considers the first two cards the player receives. If the cards are the same suit or a Royal Match (a King and Queen in suit), the player wins. An optional Crown Treasure Bonus wager may be received if the player and the dealer each receive a Royal Match.

Sharp Shooter™
Sharp Shooter is an optional side bet for Craps where players win if the shooter makes at least three points before a seven-out. The more points the shooter makes, the higher the payouts, and if the shooter makes 10 points, the Streak Shooter bet pays the top award and the sequence ends.

Texas Hold'em Bonus®
Texas Hold'em Bonus is based on live-stakes hold'em. Players are dealt two "hole" cards, and five community cards are dealt in the middle of the table. Players can make their five-card hand from both, one or none of their hole cards in combination with the community cards. Texas Hold'em Bonus also offers an optional progressive bonus bet that pays odds if the player's initial two "hole" cards are a pair of 2s or better.

Three Card Draw Poker™
Three Card Draw Poker features head-to-head play against the dealer and a bonus bet. Players place wagers on three-card hands plus an optional draw card, with options to bet against the dealer or against the paytable. If the player's hand contains a Three-of-a-Kind or better, his bonus bet wins according to the paytable. Additionally, if his hand contains a Three-of-a-Kind or better, he wins Ante Bonus payouts.

Three Card Poker®
Players place wagers on three-card stud hands, with options to bet against the dealer’s hand, bet on the value of their own hand or both. Winning hands are paid according to a predetermined payout schedule and bonus payouts may be earned on certain high ranking hands. Three Card Poker is also available with a progressive jackpot that is triggered when players receive a three-of-a-kind or higher.  We do not have any rights to Three Card Poker in the United Kingdom.

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

OUR ELECTRONIC TABLE SYSTEMS (“ETS”) SEGMENT

Our Electronic Table Systems. Our ETS products are e-Table platforms developed for multi-player use. We have developed or acquired other technology or platforms to deliver our or others’ proprietary table game content or public domain games on multi-player terminals. Some of our e-Table products enable us to offer table game content in markets where live table games are not permitted, such as racino, video lottery, and arcade markets. We are developing these e-Table platforms to enable the marketing and deployment of our table game content into previously unpenetrated international and domestic casino, racino, and other gaming markets. We intend to incorporate all our e-Table products to a universal platform.

Our ETS products, in alphabetical order, are described below:

i-Table™
Our newest ETS product, the i-Table combines a variety of our products to create an exciting new table game experience. Utilizing six touch-screen player stations embedded in a standard size blackjack table, the i-Table combines an intuitive electronic betting interface with a live dealer who deals the selected game from either an i-Shoe Auto card reading shoe or one2six Plus continuous shuffler for public domain games like blackjack and baccarat, or the i-Deal specialty shuffler for our proprietary games such as Three Card Poker. By automating the betting process, the i-Table dramatically increases game security, accuracy and speed, resulting in a significant increase in rounds per hour while eliminating errors. Further, its integrated card and bet recognition functionality instantaneously record a variety of crucial table game data points and its real-time access to all card data gives i-Table the ability to offer players true odds wagers.  Finally, the i-Table™ platform provides casinos with an unprecedented level of game versatility, as its integrated software and hardware configuration makes it easy to switch between popular shoe-dealt games like blackjack and baccarat and between specialty shuffler dealt games such as Three Card Poker and Ultimate Texas Hold’em as player demand dictates.

Rapid Table Games™
Rapid Table Games combine a dealer and a live game with electronic touch screen betting stations to dramatically increase game frequency and security by automating all aspects of the wagering process on high volume games like roulette, baccarat, and craps. Rapid Table Games offer a variety of installation configurations that can accommodate additional player positions as traffic increases including Rapid Satellite™ terminals that enable remote play from other areas of the casino. Important features of this platform include its ability to offer increased game speed and a higher average bet per player.  The Mojo cabinet is a new cabinet style offered with the Rapid Table Games.  The Mojo cabinet is more versatile and flexible than the legacy Classic cabinet and uses up to 30% less floor space. It includes a number of new features and dealer display options and features front and top of unit access that makes servicing and cash box collection easier.

Table Master™
The Table Master is a state-of-the-art e-Table featuring a video screen that displays a virtual video dealer who interacts with players on each of five included betting stations. Table Master also possesses a video tabletop that digitally shows player cards, game play and bets and uses a player-activated button panel that simulates the player options of a live table game. Additionally, because it is a fully electronic platform, Table Master can be utilized in markets like racinos where live table games are not permitted. Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content.  Table Master differentiates itself as a configuration best suited for communal game play, whereby outcomes are dependent on other player betting and outcomes (such as blackjack).

Vegas Star®
Vegas Star is a state-of-the-art e-Table that combines a virtual dealer with up to 32 individual touch screen betting terminals per server on the PC3 platform and up to 64 betting terminals on the PC4 platform. During game play, players sit at individual stations that are linked together giving them the feel of a live table game, and an animated representation of table activity is shown on a video widescreen. The Vegas Star platform is also available in some markets in a three-station Nova configuration and in the single-station satellite configuration. Additionally, because it is a full electronic platform, Vegas Star can be utilized in markets like racinos where live table games are not permitted. Important features of this product include its ability to offer our proprietary table game content without a live dealer and the ease of cost-efficient conversion to different content.  Vegas Star differentiates itself as a configuration best suited for individual game play, whereby outcomes are independent of the individual player bets (such as craps).  The Mojo cabinet is a new cabinet style offered with the Vegas Star.  The Mojo cabinet is more versatile and flexible than the legacy Classic cabinet and uses up to 30% less floor space. It includes a number of new features and dealer display options  and features front and top of unit access that makes servicing and cash box collection easier.

OUR ELECTRONIC GAMING MACHINES (“EGM”) SEGMENT

Our Electronic Gaming Machines.  We offer an extensive selection of video slot titles developed for select markets primarily in Australasia.  Featuring a wide variety of denominations and configurations, EGMs can be configured as a network of machines or as stand-alone units. EGM titles are offered in the ergonomic eStar cabinet and are available on both the dependable Stargames PC3 operating platform and more recently the new PC4 operating platform. The PC4 operating platform features enhanced audiovisual capabilities as well as greater capacity to integrate with technical advancements expected in the coming years.

           At Stargames' headquarters, the slot cabinets are designed and assembled and the gaming content is developed for the various Australian and international jurisdictions where these machines are sold. These games are developed to function on a multitude of operating protocols including SAS, X Series, QCOM, VLC and ASP. Some popular game titles which have been marketed across these jurisdictions include: Drifting Sands 3™, Ninja 3™, The Pink Panther® series of linked games (iChing, Kelly Country™, Deep Sea Dollars, Cuba™, Galapagos Wild™, Sunset on the Serengeti and Lonesome George), and the new Grand Central™ progressive link.

Stargames also licensed content from and paid royalties to WMS Industries Inc. ("WMS"), a U.S. slot manufacturer. This agreement was limited to the Australian and New Zealand markets and terminated effective January 31, 2008.  Except for several titles, the rights expire in mid 2009, and we have no minimum royalty obligations with respect to these continuing rights.

OTHER SEGMENT INFORMATION

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our direct domestic and international sales force and several domestic and international distributors and/or representatives. We also market several of our e-Table products to a variety of gaming venues not permitted to offer live table games, such as racinos and other legal gaming establishments around the world. We currently maintain sales and marketing offices in six countries and have relationships with various distributors worldwide.

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes the leading casino operators on all six continents that allow casino style gaming, including operators in leading established gaming markets such as the United States, Canada, Latin America, Macau, Europe, Australia, Malaysia and Africa. Moreover, our customer base includes all of the top 20 global gaming companies measured by annual revenues. Our customers include, among others, Harrah's Entertainment, MGM Mirage, Mohegan Tribal Gaming Authority, Las Vegas Sands Corp., Crown Ltd., Wynn Resorts, Limited, Sociedade de Jogos de Macau S.A., Genting, Galaxy Entertainment, The Rank Group, and Sun International Resorts.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See "Business—Gaming Regulation" section below.  We both lease and sell our products, although we implemented a strategy to continue our emphasis on leasing versus selling predominantly in the United States.  When we lease our products, we generally negotiate a month-to-month operating lease or license for our products for a fixed fee, both domestically and internationally. When we sell certain of our products, we sometimes offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer. We service the products we sell and lease. A lease includes a service contract. We also offer service packages to customers who purchase products from us.

Global opportunity. As part of our long-term strategic planning, we regularly analyze the global market opportunity for our products and services. Our most recent analysis leads us to believe that the global market for traditional table game products, including public domain products, proprietary table games and poker, is expected to grow by 31% over the next five years to approximately 82,000 installed units. We expect that the Americas will continue to represent the largest market for table games, although the Australasian region is expected to represent the largest growth opportunity. Our research indicates that there is a strong correlation between the growth in global table game demand and the demand for our PTG and Utility products. In addition, our analysis leads us to believe that over the corresponding period, the global market for e-Table games will increase to approximately 46,000 installed seats. North America is expected to be the largest growth opportunity for e-Table games, followed closely by Australasia. We believe this provides a compelling opportunity for us to provide our proprietary content in electronic formats.

Given our global footprint and our leading market position, we believe that we are well-positioned to capitalize on the anticipated growth in the global table games market. In addition, given the benefits and revenue opportunities that e-Table games present for casino and racino operators, we believe we are well positioned to benefit from the anticipated growth in the e-Table games market.

Competition. We compete with other gaming products and supply companies for space on the casino customer's floor, as well as for our customer's capital spending. With respect to our Utility products, namely shufflers and other gaming equipment, we have competed with Elixir Gaming Technologies, Inc. (formerly "VendingData"), a company with a U.S. presence that markets batch and continuous versions of its multi-deck shuffler, the Random Ejection Shuffler™, their single deck shufflers, the Shuffler Pro™ and the Poker One™, and their Deck Checker™ card verification device on a domestic and international basis. Historically, Elixir Gaming Technologies, Inc. has attempted to compete with our shuffler products on the basis of price.  In late 2008, Elixir announced its intention to exit the shuffler business.  We compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property, and the breadth of our sales, regulatory, and distribution channels. Additionally, other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. We also compete against hand shuffling, which remains the most common shuffling option on casino card games around the world.

We cannot provide assurances that a competitive product will not gain substantial placements or that a competitive product or hand shuffling will cause price erosion of our shufflers in the future.  As it relates to our Easy Chipper C and Chipmaster roulette chip sorting products, several companies also manufacture and sell competitive chipper products. We believe the most successful of these products is the Chipper Champ Plus™ and the most current is the Chipper Champ 2™, both sold by TCS John Huxley. Competition with our i-Shoe card reading shoe is predominantly limited to Angel Co. Ltd.'s Angel Eye® card reading shoe.

With respect to our PTG segment, in addition to companies such as IGT, Bally Technologies, Inc. (“Bally”), Aristocrat Gaming (“Aristocrat”) and WMS that primarily market slot machines, we also compete with both non-proprietary table games such as blackjack, and several companies which primarily develop and license proprietary table games. Some of those competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™, Emperor's Challenge™ and Masque Publishing's Spanish 21®. Competition in this segment is particularly based on price, brand recognition, player appeal, and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products, and a generally less stringent regulatory environment. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products. In the future, table game competitors as well as slot machine companies could market table games that might displace our products. Also, if United States patent laws continue to be interpreted less favorably to patent owners, which has been the import of several recent cases, then third parties may be more willing to challenge our patents by placing in the market identical or almost identical games to those in our PTG segment.

There are numerous other companies that manufacture and/or sell e-Tables that are similar to the games in our ETS segment. These companies include, but are not limited to, Aristocrat, Elektroncek (also known as Interblock), Aruze Corporation ("Aruze"), Novomatic Industries ("Novomatic"), IGT, PacificNet Inc. (“PacificNet”), PokerTek, Inc. (“PokerTek”) and TableMAX Holdings (“TableMAX”).

Our EGM segment is part of a highly competitive international slot market. The Australasian market reflects other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors to Stargames in these markets are Aristocrat, IGT, Bally, Konami Co. Ltd. ("Konami"), Aruze and Ainsworth Game Technology (“Ainsworth”).  In Asia, these competitors are also active along with further competition from myriad European slot manufacturers.

Finally, some of our product segments may compete against each other for space on the casino floor.

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

           Additionally, some of our products are manufactured by subcontract manufacturers, located in both Desplaines, Illinois and Salzburg, Austria, both of which also inventory and ship these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and development (“R&D”).  We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and game content for our PTG, e-Table platforms and EGM products and to develop and explore other potential table-related Utility products.  We perform the majority of our domestic research and development ourselves. We also use a foreign, third party developer for certain of our international product offerings.

           For our Utility products, the main focus of our R&D efforts during fiscal 2008 has been finalizing the mechanical, hardware and software development of the i-Deal shuffler, developing the i-Shoe Auto featuring optical card recognition and an auto-card feeding mechanism, designing hardware and software for the one2six Plus continuous shuffler featuring optical card recognition, developing a universal fixture for testing all electronic boards, and developing and improving other Utility products, including developing generic card recognition technology to replace card libraries.  Additional R&D efforts were focused on developing the i-Score Baccarat display system, including new computer hardware.

PTG expenses related to development have historically focused on implementing progressives onto existing proprietary games as well as developing or licensing a large variety of new games including Ultimate Draw Poker, 6 Card Poker, Three Card Poker Mini Royal Edition, Royal Match 21 Progressive, Bet the Set “21” Progressive, King’s Bounty, King’s Bounty Progressive, Hit and Run Blackjack and Hit and Run Blackjack Progressive.  Additional R&D efforts were spent on developing the Video Progressive Display System (“ViPS”) to support our PTG progressive products.

For our e-Table product lines, a majority of our R&D efforts have involved creating and implementing new game content and implementing the new PC4 gaming platform in our Vegas Star, Rapid Table Game and EGM products. With respect to our Table Master product, we implemented several new games including Ultimate Draw Poker and Royal Match 21 with Odds and focused our efforts on new features such as adding progressive jackpots to Let It Ride and Royal Match 21. Development in the Vegas Star line included a new, lower cost cabinet design as well as continued focus on commercializing new cabinet technologies and value engineering. In addition, new titles were implemented including Ultimate Baccarat, Slingshot Roulette, and Star Craps. The Rapid Table Game product line R&D expenses were also attributable to value engineering in its cabinet design, SAS protocol support and implementation of improved titles, including Rapid Baccarat and Rapid Craps.

Significant R&D efforts during fiscal 2008 were also focused on the new i-Table, our first product that benefited from an emphasis on “globalizing” our research and development by combining resources from our Utility, PTG and ETS segments and utilizing product knowledge from both our United States based entity as well as Stargames.  The i-Table utilizes a unique combination of a live dealer, an automatic card shuffler or card reading device with optical card recognition, PTG content and electronic wagering interfaces.

Development efforts in the EGM line included a variety of new game titles and themes, including “Galapagos Wild” and “Sunset on the Serengeti” for the Pink Panther linked jackpot product that took advantage of the improved graphics and sound capabilities of the PC4 gaming platform. The next generation linked jackpot product, “Grand Central” was also developed with new game titles including “Gold Country”, “Sycee”, and “Oceanus”.  The cabinets and platform technology for Table Master, Vegas Star, Rapid Table Games and Electronic Gaming Machines have undergone a program of continuous improvement to reduce cost and increase the capabilities of the technology.

We believe that one of our strengths is identifying new product opportunities and developing new products, therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  Total R&D expense was $18,474, $17,337 and $12,910 for fiscal 2008, 2007 and 2006, respectively.

INTELLECTUAL PROPERTY

We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent and trademark protection for our technologies. We also acquire and license patents and other intellectual property from third parties. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, inadequacy of patent and other intellectual property coverage, delays in using our intellectual property to develop products or the costs of protecting our intellectual property could adversely affect our future results of operations and our financial position.

Patents. We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, potential product modifications and improvements and to products we do not currently sell.  Some of the patents (primarily our game play method patents) we own are issued only in the United States.  A majority of the technology is internally developed.  Some of our technology has been purchased and is licensed.

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents.  While some of our older, owned patents expire in 2011, the majority of our patents, including those with our newest technology, expire thereafter.  Under the laws of the United States, when a patent expires, a competitor would be legally able to make, use, offer to sell or sell the invention claimed in the patent.  We believe that the expiration of any of our patents prior to 2011 will not have a material adverse effect on our business. A few of our licensed patents expire in 2009, but they are no longer important to our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued, or that the patents we currently hold or have licensed or any new patents that we acquire are, will be, or will remain valid, will provide any competitive protection for our products, or will adequately cover our competitors' products. We sometimes sell in the ordinary course of business patents that we no longer continue to believe are strategic to our business. We may continue to do so in the future, as part of our six point strategic plan, to dispose of non-core assets.

Trademarks. We own numerous United States and international trademark registrations and common law trademarks. Some of the more important marks include: Shuffle Master, Incorporated®, the Shuffle Master 4-square logo™, ACE®, Deck Mate®, i-Deal™, King®, MD1®, MD2®, one2six®, Easy Chipper C®, i-Shoe™, Bet the Set “21”®, Blackjack Press®, Caribbean Stud®, Casino War®, Crazy 4 Poker®, Dragon Bonus®, Fortune Blackjack®, Fortune Pai Gow Poker®, Four Card Poker and design®, Jackpot Baccarat™, Let It Ride®, Let It Ride Bonus®, Let It Ride The Tournament™, Mississippi Stud™, Roll Your Own Blackjack™, Royal Match 21®, Sharp Shooter™, Texas Hold'em Bonus®, Three Card Poker and design®, Ultimate Texas Hold' Em®, i-Table™, Table Master™, Rapid Table Games™ and Vegas Star®.  We believe that our trademarks and trade dress are an important component of the brand identity of our products. We also license trademarks from others.

Intellectual property licenses.  We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or unit basis. We acquired a paid-up license in the PGIC Progressive Side Bet patents in 2006 with the grant of certain expanded rights in September 2007. While we do not believe that any of these current license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.  See subsequent events in Note 16 in regards to the amended and restated last license agreement included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

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

Other intellectual property. In addition to patents, we also own intellectual property in the form of copyrights (registered and unregistered), trademarks (registered and unregistered), trade dress, and as trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information. Costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid and enforceable patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Product-related agreements. We are a party to certain cross-licensing agreements. Under these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we receive from these agreements are material to our results of operations.

Infringement and litigation. We do not believe that any of our products, methods or technologies infringes the valid and enforceable patents and other intellectual property rights of others. However, we have been and are subject to litigation claiming that we have infringed the rights of others and that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings”, included in this Form 10-K.

GAMING REGULATION

Overview. We are subject to a wide range of complex gaming laws and regulations in over 200 jurisdictions, both foreign and domestic, in which we are licensed or have applications pending. Jurisdictions require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required, unless the owner is eligible for and obtains an exemption. Under certain circumstances, an "Institutional Investor," as such term is defined by certain gaming jurisdictions' statutes or regulations, who acquires more than 5% may apply for a waiver of the suitability requirement. Generally, gaming jurisdictions may permit an Institutional Investor to hold up to 15% upon a showing that they meet the jurisdiction's definition of an "Institutional Investor" and certification as to their passive investment intent. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships, and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approval, and processes related to findings of suitability, qualifications or licenses, our products, key personnel, and certain shareholders can be lengthy and expensive.

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

We are licensed as a manufacturer and distributor of gaming devices, an operator of inter-casino linked systems and a slot route operator in Nevada. We are a gaming-related casino service industry licensee in New Jersey and hold supplier, manufacturer and distributor licenses in numerous other jurisdictions throughout North America and elsewhere. Due to variations in jurisdictional regulatory transaction reporting, as well as manufacturer, distributor, and product licensing requirements, only the specifics of Nevada gaming law requirements are provided below as being representative of gaming regulation to which we are subject in other jurisdictions.

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

The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. We customarily reimburse such costs and fees. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an "Institutional Investor," as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. (It should be noted that in many other states the requirement of a suitability finding or of a licensure applies to any holder of 5% or more of our stock, unless the owner is eligible for and obtains an exemption.) The Nevada Commission has amended its regulations pertaining to Institutional Investors to temporarily allow an Institutional Investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These Institutional Investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

We may not make certain public offerings of our securities, without the prior approval of the Nevada Commission. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

On December 20, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the "Shelf Approval"). The Shelf Approval is in effect at this time. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Other jurisdictions. We have obtained or are in the process of obtaining all licenses/permits required by jurisdictions having legalized gaming. In general, such requirements are similar to Nevada in that there are company approvals as well as individual licensing and product approvals.

Product approvals. Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. Associated equipment is equipment that is not classified as a gaming device or gaming equipment but, which due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of such equipment in the respective jurisdiction. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products. We believe the laboratories responsible for testing are handling a great number of product submissions and are under the pressure of limited funding and resources. Such limitations could cause our product approvals to be delayed for unknown periods of time.

A description of regulatory status and updates related to each of our product segments is discussed below.

For our Utility products, we have obtained approvals for our shufflers, excluding developmental models, in all gaming markets in North America where casino and poker gaming is legalized. We have also received or filed (directly or through our international distributors) for approval of our shuffler products in additional international jurisdictions where required. In addition to our shufflers, Utility product approvals also include our chip sorting machines, such as our Easy Chipper C, which has been approved in all major casino gaming jurisdictions in North America and various international jurisdictions.  Last, Utility product approvals include our ITS products, namely the i-Shoe, which has been approved in Nevada, Indiana and Connecticut, as well as California and Iowa Tribal jurisdictions.

For fiscal 2008, we received Utility product approvals for our i-Deal shuffler, our newest shuffler, in Canadian jurisdictions as well as numerous gaming jurisdictions in the United States.  Additionally in fiscal 2008, we received product approvals for our MD2 shuffler with card recognition in most major casino gaming markets in North America.  We anticipate additional approvals of our Utility products throughout fiscal 2009.

For our PTG products, our Let It Ride and Three Card Poker table games are approved in all major casino gaming markets in North America and numerous other international gaming jurisdictions. Four Card Poker, Caribbean Stud, Ultimate Texas Hold'em, Texas Hold'em Bonus, Fortune Pai Gow Poker, and Royal Match 21 are approved in most jurisdictions in North America.  Additional product approvals include Blackjack Press, Sharp Shooter, and progressive versions of Three Card Poker and Fortune Pai Gow Poker from the Nevada Gaming Control Board and Gaming Laboratories International.

For fiscal 2008, we received numerous PTG product approvals for our progressive table games throughout casino gaming jurisdictions in North America.  Progressive product approvals included Texas Hold’em Bonus, Ultimate Texas Hold’em, Three Card Poker, Four Card Poker, Royal Match 21, Let It Ride, Fortune Pai Gow and Casino War.  We anticipate additional approvals of our PTG products throughout fiscal 2009.

For our ETS products, our Table Master with blackjack was first submitted for regulatory testing in fiscal 2004 and has been approved in multiple jurisdictions. Additional approved Table Master games include Three Card Poker, Let It Ride Bonus, Dragon Bonus Baccarat and Ultimate Texas Hold’em.  In addition, our Vegas Star with Roulette was first submitted for regulatory testing in fiscal 2003 and has been approved in key Australian jurisdictions, tribal North American jurisdictions and Macau. Additional approved Vegas Star games include Sic Bo, Baccarat and Blackjack.  Last, our Rapid Roulette was first submitted for regulatory testing approval in fiscal 2002 and has been approved in multiple jurisdictions in North America as well as key Australasia jurisdictions.  The only additionally approved Rapid e-Table game is Baccarat.

For fiscal 2008, we received ETS product approvals for Table Master - Four Card Poker in Nevada, New Mexico, Iowa, Indiana and numerous tribal jurisdictions within the United States.  In addition, we received product approvals for Star Craps in tribal jurisdictions, including Arizona, California and Michigan.  Last, we received product approvals for Rapid Roulette in both New Jersey and Ontario, Canada as well as Rapid Baccarat in Nevada.  We anticipate additional approvals of our ETS products throughout fiscal 2009.

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

Significant customer sales, foreign sales and foreign assets. For fiscal 2008, 2007 and 2006 sales to customers outside the United States accounted for approximately 53%, 55% and 44% of consolidated revenue; and no individual customer accounted for more than 10% of consolidated revenue in each of those years. As of October 31, 2008, approximately 58% of our long-lived assets, including goodwill and acquired intangible assets, were outside the United States. As of October 31, 2008 and 2007, no single customer balances exceeded 10% of our net trade accounts receivable or 10% of our investment in sales-type leases and notes receivable. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 14 in “Item 8. Financial Statements and Supplementary Data”, included in this Form 10-K

Seasonality and business fluctuations. Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approvals or denial of our products and corporate licenses, the introduction of new products, the seasonality of customer capital budgets, or fluctuation in general economic conditions.

Employees. As of October 31, 2008, we had approximately 624 employees.  We are not subject to any collective bargaining agreements, and we believe that our environment will continue to be union free.

ITEM 1A. FORWARD LOOKING STATEMENTS AND RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are dependent on our intellectual property and trade secrets, and we may be unable to protect our intellectual property and trade secrets from infringement, misappropriation, or claims of infringement or invalidity.

The gaming industry is characterized by the use of various forms of intellectual property to entertain. We are dependent upon patented technologies, trademarked brands and proprietary information for our business. We endeavor to protect our intellectual property rights and our products through a combination of patent, trademark, trade dress, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.

We have numerous patents and trademarks, and we utilize patent protection in the United States relating to certain existing and proposed processes and products. We cannot assure you that all of our existing patents are valid or enforceable or will continue to be valid or enforceable, or that any pending patent applications will be approved. Our competitors have in the past challenged, are currently challenging and may in the future challenge the validity or enforceability of certain of our patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our patents and we may not have adequate resources or there may be other reasons we do not enforce our patents. Our patents may not adequately cover a competitor's products.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

We rely on our trademarks, trade names, trade dress, copyrights and brand names to distinguish our products from the products of our competitors. We have registered or applied to register many of these trademarks. Our trademark applications may not be approved and/or all of the above intellectual property may not remain valid or enforceable. We may not be able to build and maintain goodwill in our trademarks or other intellectual property or that any trademark, copyright, issued patent or other types of intellectual property will provide competitive advantages for us. Third parties may oppose our trademark applications or challenge our use of the trademarks. Our trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Further, our competitors may infringe our trademarks or other intellectual property and we may not have adequate resources or there may be other reasons we do not enforce our trademarks or other types of intellectual property.

Because of the differences in foreign patent, trademark, trade dress, copyright and other laws concerning proprietary rights, our intellectual property frequently does not receive the same degree of protection in foreign countries as it would in the United States. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

We also face the risk that we may have infringed or could in the future infringe third parties' intellectual property rights and could be sued for the same. We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products. Any royalty, licensing or settlement agreements, if required, may not be available to us on acceptable terms or at all.

Significant litigation regarding intellectual property rights exists in our industry. We have in the past made, are currently making and may in the future make, enforcement claims against third parties, and third parties have in the past made, are currently making and may in the future make, claims of infringement, invalidity or enforceability against us or against our licensees or manufacturers in connection with their use of our technology. For more information, see “Item 3. Legal Proceedings”, included in this Form 10-K.  A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. We are currently in litigation over various intellectual property matters. Any claims, even those which are without merit, could:

•	be expensive and time consuming to defend;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products;

•	divert management's attention and resources;

•	require us to pay significant amounts in damages;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a necessary product, process or component; or

•	limit our ability to bring new products to the market in the future.

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

The gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations.  Failure to obtain and/or maintain our licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. These laws, rules and regulations generally concern the responsibility, financial stability, character and suitability of our officers, directors, major stockholders, key personnel or business partners in gaming operations, including makers of gaming equipment such as ourselves. In many jurisdictions, shareholders owning greater than 5% of our shares must be licensed under applicable gaming regulations unless they qualify for and are able to obtain an exemption or waiver from licensing in those jurisdictions. Some jurisdictions empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs. For a summary of gaming regulations that affect our business, see "Item 1. Business-Gaming Regulation”, included in this Form 10-K.

We will also become subject to regulation in any other jurisdiction where our customers operate in the future. To expand into any such jurisdiction, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major stockholders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games, hardware or software, we would not be able to sell or place on a leased or participation basis our products in that jurisdiction.

           In addition, legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products, and could foster competitive games or technologies at our or our customers' expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to our products and substantial changes in those regulations may adversely affect demand for our products. Our business will also suffer if our products became obsolete due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

A continued downturn in general worldwide economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.  As a result, the market price of our common stock may decline.

Our business operations are affected by international, national and local economic conditions. The current recession and continued downturn in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm the health of casino operators and our other customers and consequently result in fewer customers leasing or purchasing our products, which would adversely affect our revenues.

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit, recession, market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our domestic and foreign customers to slow their spending on both our lease- and sales-based products.  We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the gaming industry. If the domestic and foreign markets for our products significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

The gaming industry has been notably impacted by the general economic downturn.  Additionally, due to recent disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Clients have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.  For example, domestically, Nevada’s Gaming Control Board has reported record decreases in winnings during the final months of calendar 2008. Additionally, auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes.  Internationally, casino revenues in Macau have decreased in the two most recent quarters and casino openings are expected to decrease significantly in 2009.  Additionally, Chinese authorities have placed restrictions on travel to Macau for residents of mainland China, which may further impact the gaming industry in Macau.  Our exposures to these economic conditions are not limited to these jurisdictions mentioned above, as they are used for example purposes only.  These economic conditions may cause both our domestic and international clients to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected thereby.

Our Domestic and Global Growth and Ability to Access Capital Markets are Subject to a Number of Economic Risks.

Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. It is possible that there will be a further deterioration in financial markets and confidence in major economies.

These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease and sale orders for our products and services.  Current economic conditions could also affect our ability to raise funds in the capital and bank lending markets.  Our senior secured credit facility (the “Senior Secured Credit Facility”), which consists of a $65,000 term loan (the “Term Loan”) and $100,000 revolving credit facility

(the “Revolver”) matures on November 30, 2011. If economic conditions do not improve by such time, we might not be able to refinance such facility on favorable economic terms, or at all.

Additionally, as discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in this Form 10-K, we currently have outstanding $30,258 of 1.25% contingent convertible senior notes (the “Notes”). The Notes provide the holders with a repurchase option on April 15, 2009, which we expect them to exercise in full. We intend to draw on the Revolver and/or use cash on hand to fund such redemption. However, as discussed further under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 in “Item 8. Financial Statements and Supplementary Data,” both included in this Form 10-K, our Senior Secured Credit Agreement places certain restrictive covenants on us. We are currently in compliance with our Senior Secured Credit Agreement’s covenants and expect to continue to be in compliance when the noteholders exercise their repurchase option. However, if we are not in compliance at such time, we might not be able to borrow under our Revolver. In such case, we would need to satisfy the redemption obligation through a combination of cash on hand and additional fundraising. Current economic conditions could make it difficult to raise such capital, and accordingly in such circumstance there is a possibility that we could default in our obligation to redeem such Notes. Such default could, if not rectified, lead to cross acceleration under our Senior Secured Credit Facility.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•
adverse economic and market conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

•	global geopolitical events such as terrorist attacks and other acts of war or hostility;

•	natural disasters such as major fires, floods, hurricanes and earthquakes; and

•	concerns about SARS, Avian flu or other influenza or contagious illnesses.

Economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell or lease our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe, and Australasia accounted for approximately 53% of our consolidated revenue from continuing operations for fiscal 2008. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in regulatory requirements, such as, without limitation, caps on the number of table games in locations such as Macau;

•	changes in a specific country's or region's political or economic conditions;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws or application of such tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our intellectual property and the ability for us to repossess our equipment or products in the event of a lease default;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and

•	restrictions on our ability to repatriate dividends from our subsidiaries.

Our international operations are affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risks and could subject us to additional compliance costs.

The search for and possible transition to a new Chief Executive Officer, and the search for and transition to a permanent Chief Financial Officer, could be unsuccessful and/or disruptive to our business.  Additionally, the employment contract of our Acting Chief Financial Officer is approaching expiration and if such contract is not renewed, the search for and transition to a replacement Chief Financial Officer could be unsuccessful and/or disruptive to our business.

On December 10, 2007, we announced that the board of directors had retained Spencer Stuart to conduct an executive search to assist in evaluating and developing the long-term succession plans for our Chief Executive Officer position. The search for a new Chief Executive Officer is currently an active and ongoing process.

The employment contract of Mark Yoseloff, Ph.D., our Chief Executive Officer, expires on October 31, 2009, subject to earlier termination as set forth in the agreement. Dr. Yoseloff has expressed a desire to possibly re-evaluate his role with us at the end, or prior to the end, of his current employment contract.

In addition, on March 6, 2008, we announced that effective March 1, 2008, Senior Vice President and Chief Accounting Officer Coreen Sawdon was appointed as Acting Chief Financial Officer, replacing Paul Meyer, our former President, Chief Operating Officer and Acting Chief Financial Officer.  We are currently conducting the search for a permanent Chief Financial Officer.

While Dr. Yoseloff and Ms. Sawdon are fully cooperating with the search process, the search for or transition to a new Chief Executive Officer and a permanent Chief Financial Officer may not be smooth or successful.

Our success depends, in part and to varying degrees, on having a successful Chief Executive Officer and Chief Financial Officer, yet we face significant competition for these types of senior executives. If Dr. Yoseloff or the Board elects to end Dr. Yoseloff's Chief Executive Officer role, or we or he elect to reduce or change his role, we may not be able to find a suitable successor, and these outcomes could have a material adverse effect on our business. Similarly, we may not be able to find a permanent Chief Financial Officer in a timely manner. A new Chief Executive Officer or Chief Financial Officer may not lead us in a successful manner. Any failure to find successors for the Chief Executive Officer or Chief Financial Officer positions or implement a smooth and successful transition to such successors could have a material adverse effect on our business, results of operations or financial condition. Dr. Yoseloff may not be successful if he remains in the Chief Executive Officer role.

Additionally, should Dr. Yoseloff's tenure as Chief Executive Officer end before the search process for a new Chief Executive Officer has been completed, we may not have successfully retained a permanent Chief Financial Officer by that time. The additional instability caused by having both the Chief Executive Officer and Chief Financial Officer positions filled on interim bases could have a material adverse effect on our business, results of operations or financial condition.

The employment agreement of Ms. Coreen Sawdon, Acting Chief Financial Officer, Senior Vice President and Chief Accounting Officer is due to expire on July 31, 2009.  No extension has been agreed to at this time, and there is no guarantee that Ms. Sawdon or the Company will enter into such an extension. Should we be unable to reach an agreement with Ms. Sawdon, a material adverse effect on our business, results of operations or financial condition could occur.

If we fail to retain, recruit and motivate highly skilled personnel, our business and our ability to obtain new customers, develop new products and provide acceptable levels of customer service could suffer. The success of our business is heavily dependent on the leadership of our key management personnel and on our key employees. If any of these persons were to leave us it could be difficult to replace them, and our business could be harmed. Competition for these persons is intense and we may not be able to successfully recruit, train or retain qualified personnel. We do not have "key-man" life insurance.

Our ability to implement our renewed six-point strategic plan successfully is subject to many factors, some of which are beyond our control, and if we are unsuccessful in such implementation, we may experience organizational inefficiencies which could adversely affect our results of operations.

The success of our renewed six-point strategic plan depends, in part, on the ability of our key management to implement its initiatives. If we are unsuccessful in such implementation, we may experience organizational inefficiencies which could have negative consequences on our revenues or earnings, in which case we would be required to further re-evaluate our strategic initiatives.

For example, the further success of our shift of emphasis from selling to leasing our products predominantly in the United States will depend, in part, on our customers' willingness to accept this change in our business relationships. Additionally, if we are not successful in implementing such shift, or if there is any loss or delay in market acceptance of the leasing model, earnings may be impacted negatively.

Litigation may subject us to significant legal expenses, damages and liability and is inherently unpredictable and risky.

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights and related anti-trust and trade practice issues. For information on our current material litigation and our assessments, see "Item 3. Legal Proceedings”, included in this Form 10-K. Our assessment of each matter may change based on future unknown or unexpected events, or we may simply be wrong. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable and risky. We are unable at this time to estimate the likely outcome of pending litigation. An adverse judgment in any pending or future litigation could have a material impact on our business operations, intellectual property, results of operations or financial position.

Our products currently in development may not achieve commercial success and if we are unable to maintain a competitive technological position, we may suffer a material adverse effect on our business, results of operations or financial condition.

We have a number of products in various stages of development. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce and market new products and improvements to our existing products. As a result, we expect to continue to make significant investments in product development, as needed. Our development of products is dependent on factors such as reaching definitive agreements with third parties, obtaining requisite governmental approvals, having the necessary financial and other resources, and the performance and financial and operational viability of various third parties.

Future technological advances in the gaming products industry may result in the availability of new products or increase the efficiency of existing products. However, we may not be able to finance capital expenditures for new technologies that are more cost-effective or create superior products.  Existing, proposed or as yet undeveloped technologies may render our current technology less profitable or less viable, and we may not have available the financial and other resources to compete effectively against companies possessing such technologies.

While we are pursuing and will continue to pursue product development opportunities, we cannot assure you that such products will come to fruition or become successful. Furthermore, a number of those products are being tested, and we cannot provide any definite date by which they will be commercially available. These products may not prove to be commercially viable, and even if they do, we may not be able to obtain the various gaming licenses necessary to distribute them to our customers. Additionally, subsequent to the commercial introduction of such products, we may experience operational problems that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success. We cannot predict which of the many possible future products, if any, will meet evolving industry standards and consumer demands. Should we be unable to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position, we may suffer a material adverse effect on our business, results of operations or financial condition.

We compete in a single industry, and our business may suffer if our products become obsolete or demand for them decreases as a result of the downturn in the gaming industry.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. The gaming industry is currently suffering from a significant downturn, with several casinos announcing layoffs and major reductions in spending. Because of this downturn, our business may materially suffer if our products become obsolete or if use of our products decreases. Additionally, if table games are particularly affected by this market downturn, we may also materially suffer.  Our operating lease agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party.  Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success, and problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations or financial condition.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and operating results.

We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as Stargames in Milperra, New South Wales, Australia. We also outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia. Should any of these manufacturing processes be disrupted, we cannot provide assurance that we would be able to timely remedy such disruption. In such a case, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either case could have an adverse impact on our business, results of operations or financial condition.

Our gaming operations, particularly our Utility, ETS and EGM segments, may experience losses due to technical difficulties or fraudulent activities.

Our success partly depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our systems. We incorporate security features into the design of our gaming products in order to prevent us or our patrons from being defrauded. To the extent any of our gaming products or software experience errors or fraudulent manipulation, our customers may replace our products and services with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our gaming products or software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including suspension or revocation of our gaming licenses and disciplinary action, which may lead to a material adverse effect on our business, results of operations or financial condition. Further, in the event of such issues with our gaming products or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

We operate in a very competitive business environment; and if we do no adapt our approach and our products to meet this demand, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming products industry, which is characterized by dynamic customer demand and rapid technological advances. We must continually adapt our approach and our products to meet this demand and match these technological advances, and if we cannot do so, our business, results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition.  Due to the downturn in the economy in general and particularly in the gaming industry, we may not be able to adapt to the market adequately.  If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

In general, we compete with other gaming and entertainment products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Bally, WMS and Aristocrat. New competitors may also enter our key markets.

In the Utility segment, namely shufflers and other gaming equipment, we compete with hand shuffling and have competed with Elixir Gaming Technologies, Inc., a company with a U.S. presence that markets batch and continuous versions of shufflers, with the Shuffle Pro™ being their most recent competitive shuffler in the market. Additionally, other companies may develop, "reverse engineer," or market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. A competitive product may gain substantial placements or cause price erosion of our shufflers in the future.  Casinos may choose to shift from automatic to hand shuffling which would cause price erosion of our shufflers. Several companies also manufacture and sell chipper products which are competitive with our Easy Chipper C™ product. Competition with our i-Shoe card reading shoe is predominantly limited to Angel Co. Ltd.'s Angel Eye® card reading shoe.

With respect to our PTG segment, in addition to companies such as IGT, Bally, Aristocrat and WMS that primarily market slot machines, we also compete with both public domain table games such as blackjack, and several companies which primarily develop and license proprietary table games. Some of our competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™ and Emperor's Challenge, and Masque Publishing's Spanish 21®. Competition in the table games segment is typically on the basis of price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are able to participate in developing and marketing table games more easily, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  In the future, slot manufacturers, as well as table game competitors or others could market table games that might displace our products.

With our acquisition of Stargames, we have increased our ETS segment to expand our e-Table platforms. This product line has significant competition, perhaps more than our traditional Utility and PTG segment product offerings. There are numerous other companies that manufacture and/or sell e-Table games, which are similar to our Table Master, Vegas Star and Rapid Table Games. These companies include, but are not limited to, Elektroncek (also known as Interblock), Aruze, PacificNet, Novomatic, IGT and TableMAX.

Our EGM segment competes for casino floor space with products of other gaming suppliers. The international slot environment is competitive. The Australasia market reflects other worldwide markets as most of the major international manufacturers have a presence there. The major competitors in these markets are IGT, Bally, Aristocrat, Konami, Aruze and Ainsworth. In Asia, these competitors are also active along with further competition from myriad European slot manufacturers.

Finally, some of our product segments may compete against each other for space on the casino floor.

We are dependent on the success of our customers and are subject to industry fluctuations.

Our success depends on our customers leasing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle as a result of the current downturn in the gaming industry may negatively impact our operations.

Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to the current downturn in the gaming industry, we may suffer a material adverse effect on our business, results of operations or financial condition.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices, collectibility of receivables and recoverability of residual values on leased assets such as those in certain international markets. Further, some of our customers may experience financial difficulties, possibly as a result of the current downturn in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Material losses may be incurred in these areas in the future.

We are exposed to foreign currency risk.

We are exposed to foreign currency exchange rate risk inherent in our lease and sales commitments, anticipated leases and sales, anticipated purchases of inventory in foreign jurisdictions, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world in a variety of foreign currencies.  Fluctuations in the value of the Euro, the Australian dollar, the Pataca or the Rand may adversely affect our results of operations, of which the most significant to our operations for fiscal 2008 were the Australian dollar and the Euro. We expect that a significant portion of the volume of our business will continue to be denominated in foreign currency and because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

We could face considerable business and financial risk in implementing acquisitions.

As part of our overall growth strategy, we have in the past acquired, and will continue to seek to acquire, complementary products, assets and businesses. We regularly engage in discussions with respect to and investigate possible acquisitions. Future acquisitions could result (and past acquisitions have resulted) in potentially dilutive issuances of equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities and an increase in amortization expenses, which could have (and have, in the past, had) a material adverse effect upon our business, financial condition and results of operations.

The risks associated with acquisitions could have (and have, in the past, had) a material adverse effect upon our business, financial condition and results of operations. We may not be successful in consummating future acquisitions on favorable terms or at all or that any future acquisition will work out as we expect.

Our acquisitions of Stargames, PGIC's Table Game Division (“TGD”) and any other future potential acquisitions may not produce the revenues, earnings or business synergies that we anticipate, and may not perform as expected for a variety of reasons, including:

•	difficulties in the integration of the operations, financial reporting, technologies, products and personnel, including those caused by national, geographic and cultural differences;

•	infringement of, invalidity of, or unenforceability of any acquired intellectual property;

•	risks of entering markets in which we have no or limited prior experience;

•	difficulties in the use, development or sale of intellectual property or future or present products;

•	the potential loss of employees;

•	currency fluctuations or changes in exchange rates in connection with sales to customers and the purchase of inventory in foreign currencies;

•	diversion of management's attention away from other business concerns;

•	expenses of any undisclosed or potential legal liabilities;

•	difficulties in staffing and managing worldwide operations; and

•	impairments in acquired assets.

Any one or a combination of these factors may cause our revenues or earnings to decline.

If our products contain defects, our reputation could be harmed and our results of operations adversely affected.

Some of our products are complex and may contain undetected defects. The occurrence of defects or malfunctions in one or more of our products could result in financial losses for our customers and in turn termination of leases, cancellation of orders, product returns and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales or leases.

We may be unable to adequately comply with public reporting requirements.

If we cannot maintain and execute adequate internal controls over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, or we simply make an error in compiling our financial results, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and the results of our operations.  Failure to meet reporting requirements on a timely basis could cause a default under our Senior Secured Credit Facility and accordingly inhibit our ability to borrow on available credit on our Revolver, which could negatively impact our Notes satisfaction in April 2009 as well as capital expenditure needs.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in this Form 10-K. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or errors, regardless of the adequacy of those controls.

Our continued compliance with our financial covenants in our Senior Secured Credit Facility is subject to many factors, some of which are beyond our control, and if we are unable to remain compliant under our financial covenants, our results of operations could be adversely affected by servicing costs.

If our operating results decline, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at the time such an amendment or refinancing is necessary, it is possible that such amendment or refinancing could lead to a significant increase in debt service costs and interest expense, or result in additional restrictions being put on our operations.

The restrictive covenants in our Senior Secured Credit Facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The agreement governing the Revolver and Term Loan imposes, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, among other things, our ability to take certain actions.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in this Form 10-K for further details.

Our available cash and access to additional capital may be limited by our leverage.

We are leveraged as a result of our debt service obligations. As of October 31, 2008, we had $125,149 of indebtedness outstanding and total stockholders' equity of $102,858.  This level of indebtedness could have important negative consequences to us and you, including:

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions and other purposes;

•
we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•	any indebtedness we incur to repurchase the outstanding remaining Notes will result in our having greater interest expense;

•	the indebtedness under the Revolver and Term Loan has variable rates of interest, which exposes us to the risk of increased interest rates;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our assets may become impaired;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general; and

•	our current debt level and the amount we need to pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt.

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Contractual Obligations and Off-Balance Sheet Arrangements " included in this Form 10-K for years beyond 2008.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreement governing our Revolver and Term Loan contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled, "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but are also contained elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by the following words: "may," "might," "will," "could," "would," "should," "expect," "intend," "plan," "objective," "anticipate," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing" or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from expectations include, but are not limited to, the following:

•
We are dependent on our intellectual property and trade secrets, and we may be unable to protect our intellectual property and trade secrets from infringement, misappropriation, or claims of infringement or invalidity;

•
the gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations.  Failure to obtain and/or maintain our licenses could be disruptive to our business and could adversely affect our operations;

•
a continued downturn in general worldwide economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.  As a result, the market price of our common stock may decline;

•	our domestic and global growth and ability to access capital markets are subject to a number of economic risks;

•	risks that impact our customers may impact us;

•	economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results;

•
the search for and possible transition to a new Chief Executive Officer, and the search for and transition to a permanent Chief Financial Officer, could be unsuccessful and/or disruptive to our business. Additionally, the employment contract of our Acting Chief Financial Officer is approaching expiration and if such contract is not renewed, the search for and transition to a replacement Acting Chief Financial Officer could be unsuccessful and/or disruptive to our business;

•
our ability to implement our renewed six-point strategic plan successfully is subject to many factors, some of which are beyond our control, and if we are unsuccessful in such implementation, we may experience organizational inefficiencies which could adversely affect our results of operations;

•	litigation may subject us to significant legal expenses, damages and liability and is inherently unpredictable and risky;

•
our products currently in development may not achieve commercial success and if we are unable to maintain a competitive technological position, we may suffer a material adverse effect on our business, results of operations or financial condition;

•	we compete in a single industry, and our business may suffer if our products become obsolete or demand for them decreases as a result of the downturn in the gaming industry;

•
any disruption in our manufacturing processes or significant increases in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and operating results;

•	our gaming operations, particularly our Utility, ETS and EGM segments, may experience losses due to technical difficulties or fraudulent activities;

•
we operate in a very competitive business environment; and if we do not adapt our approach and our products to meet this demand, our business, results of operations or financial condition could be adversely impacted;

•	we are dependent on the success of our customers and are subject to industry fluctuations;

•	certain market risks may affect our business, results of operations and prospects;

•	we are exposed to foreign currency risk;

•	we could face considerable business and financial risk in implementing acquisitions;

•	if our products contain defects, our reputation could be harmed and our results of operations adversely effected;

•	we may be unable to adequately comply with public reporting requirements;

•
our continued compliance with our financial covenants in our Senior Secured Credit Facility is subject to many factors, some of which are beyond our control, and if we are unable to remain compliant under our financial covenants, our results of operations could be adversely affected by servicing costs;

•	the restrictive covenants in our Senior Secured Credit Facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest;

•	our available cash and access to additional capital may be limited by our leverage; and

•	our business is subject to quarterly fluctuation.

In addition, refer to the "Risk Factors" section for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties. We lease facilities in various locations throughout North America for office, research and development, warehouse, service and apartment rental space, totaling approximately 106,000 square feet to support our Americas operation.  Our corporate headquarters as well as the research and development and manufacturing of our Utility and PTG products is located in Las Vegas, Nevada and accounts for 76,000 square feet.

We lease facilities in various locations throughout Australia and New Zealand, totaling approximately 54,000 square feet for office, service and warehouse space to support our Australasia operations.  In addition, we own an approximately 59,000 square foot facility in Milperra, New South Wales, Australia that we use for research and development and manufacturing space for our e-Table and EGM products.

We lease facilities in Vienna, Austria, totaling approximately 15,000 square feet for office, warehouse and apartment rental space to support our Europe operations.

We lease an approximately 6,000 square foot facility in Macau, China for office and warehouse space to support our Asia operations.

We lease an approximately 3,000 square foot facility in Johannesburg, South Africa for office and warehouse space to support our Africa operations.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities/space are available to us to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Notes 15 and 16 in “Item 8. Financial Statements and Supplementary Data " included in this Form 10-K.

Litigation is inherently unpredictable and risky. Our current assessment of each matter may change based on future unknown or unexpected events. If any litigation were to have an adverse result that we did not expect, there could be a material impact on our results of operations or financial position. We believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. We believe that the final disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II
(In thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.  Our common stock is traded on The NASDAQ National Market under the symbol SHFL. As of January 8, 2009, we had approximately 250 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information we collected as of January 8, 2009, we estimate that we have approximately 11,800 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2008 and 2007:

	2008		2007
	High	Low	High	Low
First Quarter	$14.04	$7.77	$32.82	$23.65
Second Quarter	10.24	4.50	27.75	16.50
Third Quarter	8.38	3.93	19.78	14.47
Fourth Quarter	5.89	2.60	17.87	13.15

The closing price of our common stock on January 8, 2009, was $5.40 per share.

Offering of Securities and Use of Proceeds.  On July 25, 2008, we sold 17,647 shares of our common stock in a public offering at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647 shares of our common stock at $4.25 per share.  On August 1, 2008, the Underwriters exercised their over-allotment option in full and purchased 2,647 shares, resulting in net proceeds of $10,479.  As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an underwriting fee, legal fees, independent registered public accountant fees and printing fees. Total aggregate net proceeds from the Offering and the exercise of the over-allotment option were $80,453 on 20,294 total shares.

Net proceeds from the Offering and the over-allotment were used to repurchase a portion of the Notes tendered and accepted as a result of the tender offer as well as to pay down our Revolver.  For information related to our Notes and the tender offer, see Note 2 in “Item 8. Financial Statements and Supplementary Data " included in this Form 10-K.

Dividend Policy.  We have not paid dividends on our common stock and certain covenants in our Revolver and Term Loan restrict our ability to pay dividends or make other distributions with respect to our equity securities.  See Note 10 in “Item 8. Financial Statements and Supplementary Data " included in this Form 10-K.

Transfer Agent.  Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Securities Authorized for Issuance Under Equity Compensation Plans.  The information under the caption “Equity Compensation Plan Information” in our 2008 Proxy Statement is incorporated herein by reference.

Stock Repurchases.  The following table provides monthly detail regarding our share repurchases during the three month period ended October 31, 2008 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
(In thousands, except per share amounts)
Aug 1—Aug 31	—	—	—	$28,203
Sep 1—Sep 30	—	—	—	$28,203
Oct 1—Oct 31	2,000	$3.56	—	$21,078
Total	2,000	—	—

In September 2006, our board of directors authorized management to repurchase up to $30,000 of our common stock in the open market under a share repurchase program with no expiration. As of October 31, 2008, $21,078 remained outstanding under our board authorization.

Performance Graph.

The following graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at October 31, 2003, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index: (iii) the stocks included in the NASDAQ Index Composite; (iv) the stocks included in the Dow Jones US Gambling Index; and (v) an index of selected issuers in our industry, or Peer group, composed of IGT, Aristocrat, WMS, Bally, and PGIC.

	Investment Value as of October 31,
Company Name / Index	2003	2004	2005	2006	2007	2008
Shuffle Master, Inc.	$100	$206.86	$186.96	$206.27	$100.85	$ 28.46
S&P SmallCap 600 Index	100	116.78	134.61	156.28	174.33	117.77
NASDAQ Index Composite	100	103.83	112.24	127.86	155.38	90.90
Peer Group	100	113.80	106.90	158.37	169.34	61.54
Dow Jones U.S. Gambling Index	100	130.45	133.59	186.98	272.42	80.22

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  The consolidated statements of operations data for the years ended October 31, 2008, 2007, 2006, 2005 and 2004, and the consolidated balance sheet data are derived from our consolidated financial statements. The historical results are not necessarily indicative of future results.

	Year Ended October 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and unit/seat amounts)

Summary Financial Statements (a):
Revenue
Utility	$ 80,893	$ 78,457	$ 86,792	$ 67,029	$ 45,947
Proprietary Table Games	38,594	33,125	38,316	39,517	37,680
Electronic Table Systems	27,461	27,890	16,555	6,022	1,025
Electronic Gaming Machines	42,898	39,269	21,090	—	—
Unallocated Corporate	160	110	238	292	131

Total revenue	190,006	178,851	162,991	112,860	84,783
Cost of revenue	79,104	74,985	56,721	29,260	19,403
Gross profit	110,902	103,866	106,270	83,600	65,380
Income (Loss) from continuing operations	(10,802)	16,301	5,339	29,104	22,517
Discontinued operations, net of tax	(1)	78	(246)	76	1,627
Net Income (Loss)	$ (10,803)	$ 16,379	$ 5,093	$ 29,180	$ 24,144

Earnings (Loss) Per Share - Continuing Operations:
Earnings (loss) per share, basic (b)	$ (0.27)	$ 0.47	$ 0.15	$ 0.83	$ 0.63
Earnings (loss) per share, diluted (b)	$ (0.27)	$ 0.46	$ 0.15	$ 0.80	$ 0.60
Weighted average shares, basic (b)	40,006	34,680	34,585	34,924	35,955
Weighted average shares, diluted (b)	40,006	35,276	36,052	36,378	37,308

Balance Sheet Data (end of year):
Cash, cash equivalents, and investments	$ 5,374	$ 4,392	$ 8,917	$ 34,088	$ 47,038
Total assets	$ 261,946	$ 359,767	$ 305,207	$ 193,117	$ 185,292
Total debt	$ 125,149	$ 235,011	$ 234,991	$ 165,552	$ 157,866
Total liabilities	$ 159,088	$ 272,133	$ 272,658	$ 179,717	$ 170,563
Shareholders' equity	$ 102,858	$ 87,634	$ 32,549	$ 13,400	$ 14,729

Cash Flow Data:
Cash provided by operating activities	$ 44,018	$ 33,048	$ 34,021	$ 34,508	$ 26,587
Cash (used) by investing activities	$ (5,812)	$(33,119)	$(104,142)	$ (6,526)	$ (56,540)
Cash (used) provided by financing activities	$ (37,256)	$ (3,513)	$ 65,923	$ (35,027)	$ 47,859

Installed Unit / Seat Base by Product (c):
Shufflers	28,080	25,382	22,347	18,589	15,289
Proprietary Table Games	5,642	5,443	4,219	3,681	3,233
Electronic Table System Seats	7,225	6,136	4,566	500	110
Electronic Gaming Machine Seats	21,321	18,995	16,279	—	—

(a)  In September 2007, we purchased PGIC's table games division. Effective February 1, 2006, we acquired Stargames. Effective May 1, 2004, we acquired Casinos Austria Research & Development GmbH & Co KG (“CARD”). These acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions.

(b)  Earnings per share and weighted average share amounts reflect the effects of our 3 for 2 common share stock splits in January 2005 and April 2004 as well as our equity offering in July 2008 of an additional 20,294 common shares.  For fiscal 2008, the dilution of 75 shares related to our options, restricted stock and contingent convertible notes have not been included in the diluted loss per share computation as their inclusion would be anti-dilutive.

(c)  Installed units is the sum of the product units currently under lease or license agreements plus the aggregate amount of units we have sold since our inception. Similarly, installed seat base is the sum of the seats (with each chair at an electronic gaming table considered a seat) currently under lease agreements plus the aggregate amount of seats we have sold since our inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share, unit/seat amounts and product lease/sale prices)

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of October 31, 2008 and 2007 and for the fiscal years ended October 31, 2008, 2007 and 2006. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" and "Risk Factors" should be reviewed  for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

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

Our business is segregated into the following four product segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”). Each segment's activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of a distinct product line.

See “Item 1. Business" included in this Form 10-K for a more detailed discussion of our business, strategy and each of our four segments.

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which has had negative consequences on our results in fiscal 2008 and is likely to continue to have a negative impact in fiscal 2009. The recent activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as seen in broader economic trends such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

As a result, the outlook for the gaming, travel and entertainment industries both domestically and internationally remains highly uncertain.  Due to recent disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Clients have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.  For example, domestically, Nevada’s Gaming Control Board has reported record decreases in winnings during the final months of calendar 2008. Additionally, auto traffic into Las Vegas and air travel to McCarran International airport has declined, resulting in lower casino volumes.  Internationally, casino revenues in Macau have decreased in the two most recent quarters and casino openings are expected to decrease significantly in 2009.  Additionally, Chinese authorities have placed restrictions on travel to Macau for residents of mainland China, which may further impact the gaming industry in Macau.  Our exposures to these economic conditions are not limited to these jurisdictions mentioned above, as they are used for example purposes only.  These economic conditions may cause both our domestic and international clients to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected thereby.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our installed base. Consistent with our strategy, we have a continuing emphasis on leasing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts. Product lease contracts typically include parts and service. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We also offer a majority of our products for sale with an optional parts and service contract. A more detailed discussion of our revenue components and related revenue recognition policies is included under the heading "Critical Accounting Policies and Estimates" below.

The following points should be noted as they relate to our strategy to emphasize leasing over selling as this strategy can differ by segment and geography:

•
We expect to continue to increase our lease revenues in our Utility segment within the United States.  As it relates to geography, we expect to continue to realize a large proportion of our Utility revenues outside of the United States from sales rather than leases.  This segment has a planned replacement cycle which will always drive a fair amount of sales activity in any one period.

•
Our lease model is strongest in our PTG segment.  We already experienced strength in leasing in the United States. We are looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.

•
We expect to continue to increase our lease revenues in our ETS segment within the United States.  Geographically, we expect to continue to realize a large proportion of our ETS revenues outside of the United States from sales rather than leases.

•	Our EGM segment is predominately a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australasia.

•
To assist us with our strategy to encourage leasing, we have increased the retail sales price of many of our products across the Utility, PTG and ETS segments such that we believe the majority of customers are inclined to lease rather than purchase our products.

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers, which provides us with royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement and conversion kits which allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to spend significant R&D efforts on the development of our newer generation shuffler products, such as the i-Deal, our card recognition products, as well as other table accessories, such as the i-Shoe and i-Score. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new game content, such as the i-Table, our newest e-Table that combines a variety of our products to create an exciting new table game experience.   Finally, we have incurred significant R&D expense related to the operating system upgrades from the PC3 to the PC4 platforms for Vegas Star, Rapid Table Games and EGMs. We believe that one of our strengths is identifying new and relevant product opportunities, as well as refining current products. We expect to continue to spend a significant portion of our annual revenue on R&D.

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

Gross Margin

The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. Our continuing emphasis on leasing versus selling, the shift in product mix, timing of installations and related upfront installation charges, as well as increases in non-cash depreciation and amortization expenses attributable to our acquisitions have impacted our margins.

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit on leased assets will be lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  A number of factors impact gross margins, including the number and mix of products placed and the average lease or sales price of those products. For example, in our PTG segment, certain proprietary table games warrant a higher average lease price than a PTG add-on such as a felt side-bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. This is consistent with our rollout strategy whereby we provide very favorable lease rates at the inception of a lease to entice the customer to try our new product. We expect the impact of introductory pricing to have a short-term impact on our margins. Notwithstanding the factors that can impact our gross margins during any given period, lease margins are greater than the sales margins for the same product. Accordingly, we anticipate that gross margins will increase under our lease model.

Our product pricing strategy reflects our desire to shift to a lease model from a sales model. We have increased the sales price of certain products such that the majority of customers are inclined to lease rather than purchase our products.  Our leasing strategy is primarily focused in the United States, in that many foreign customers prefer to purchase rather than lease product. Lastly, our pricing strategy recognizes that our Utility products are always subject to sales activity as part of our "replacement cycle" whereby we sell our prior generation shufflers before the introduction of our next generation product.

In addition to the lease versus sell strategy, we expect to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Contingent convertible senior notes refinancing.  In our third quarter of fiscal 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of the Notes have the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest. We currently expect, and expected at the time of the Refinancing, that all holders of the Notes that have not otherwise been retired will exercise this repurchase option on April 15, 2009.

The Refinancing consisted of three principal parts: (i) a tender offer for all the Notes, (ii) an amendment to our Senior Secured Credit Facility and entry into a new term loan facility in connection therewith and a (iii) primary share issuance.

The Tender Offer.  On July 14, 2008, we commenced a cash tender offer for our Notes (the “Tender Offer”).  Pursuant to the Tender Offer, we purchased $89,350 in aggregate principal amount of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  On September 29, 2008, we repurchased an additional $20,384 of our Notes in a separate transaction on the open market.  As a result of the repurchases of our Notes, we recognized a total gain of $1,773, net of external fees and direct costs associated with the Tender Offer, for fiscal 2008.

New Term Loan and amendment to credit facility.  On July 14, 2008, we entered into a second amendment (the “Second Amendment”), to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 revolving credit facility (the “Revolver”), under which, as of October 31, 2008, we had drawn $16,000 and had availability of $84,000.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides a $35,000 incremental facility pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions.

For a more detailed summary of our Senior Secured Credit Facility, see “Senior Secured Credit Facility” under Note 7 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Securities offering. On July 25, 2008, we sold 17,647 shares of our common stock in a public offering at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647 shares of our common stock at $4.25 per share.  On August 1, 2008, the Underwriters exercised their over-allotment option in full and purchased 2,647 shares, resulting in net proceeds of $10,479.

As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an underwriting fee, legal fees, independent registered public accountant fees and printing fees. Total aggregate net proceeds from the Offering and the exercise of the over-allotment option were $80,453 on 20,294 total shares ..

Remaining outstanding Notes. A portion of the net proceeds from the Term Loan, the Offering and the exercise of the Underwriters’ over-allotment option were used to repurchase a portion of the outstanding Notes as described above. The remaining net proceeds were applied to pay down our Revolver.  As mentioned above, we purchased an additional $20,385 of our Notes on September 29, 2008. In addition, on December 10, 2008 (subsequent to the end of fiscal 2008), we settled an additional $10,000 of our Notes at a discount in a separate open market transaction.  Accordingly, we currently have $30,258 of Notes outstanding. We expect that the remaining noteholders will exercise their repurchase option on April 15, 2009; as such we classified the remaining $40,258 in aggregate principal amount of the Notes as current debt as of October 31, 2008.  We intend to draw on the Revolver and/or use cash on hand to redeem the remaining outstanding Notes. As discussed under “Liquidity and Capital Resources” below and Note 7 in “Item 8. Financial Statements and Supplementary Data”, included in this Form 10-K, our Senior Secured Credit Agreement places certain restrictive covenants on us. We are currently in compliance with our Senior Secured Credit Agreement’s covenants and expect to continue to be in compliance when the noteholders exercise their repurchase option. However, if we are not in compliance at such time, we might not be able to borrow under our Revolver. In such case, we would need to satisfy the redemption obligation through a combination of cash on hand and additional fundraising. Current economic conditions could make it difficult to raise such capital, and accordingly in such circumstance there is a possibility that we could default in our obligation to redeem such Notes. Such default could, if not rectified, lead to cross acceleration under our Senior Secured Credit Facility.

Progressive Gaming International Corporation (“PGIC”) Table Games Division (“TGD”).  On September 28, 2007, we purchased PGIC’s TGD business, including certain worldwide rights (excluding video and electronic rights) and lease contracts for all of PGIC's table game titles including Caribbean Stud® and Texas Hold' Em Bonus®. These assets are now part of our PTG segment.

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

Under the earlier licensing transaction, we obtained "last license" rights to utilize an extensive portfolio of jackpot wagering hardware and method patents held by PGIC. In connection with the purchase of the TGD, the last license agreement was amended and restated and we obtained certain expanded rights to those patents, as well as rights to certain other related patents.  See subsequent events in Note 16 in regards to the amended and restated last license agreement included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our accounting policies are more fully described in Note 1 in “Item 8. Financial Statements and Supplementary Data”, included in this Form 10-K.  Some of our accounting policies require us to make difficult, complex and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We periodically evaluate our policies, estimates and related assumptions, and base our estimates on historical experience, current trends, and expectations of the future. We considered the following critical accounting policies to be the most important to understanding and evaluating our financial results and require the most subjective and complex judgments made by management. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. Actual results may differ from our estimates under different conditions and assumptions.

Revenue recognition. We recognize revenue when the following criteria are met:

•	persuasive evidence of an arrangement between us and our customer exists;

•	shipment has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectibility is reasonably assured and/or probable.

We earn our revenue in a variety of ways. We offer our products for lease or sale as well as sell service and warranty contracts for our sold equipment.

Product lease and royalty revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, generally based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.

Product sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition " (“SOP 97-2”), as modified by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions ". Under this guidance when leasing or selling software we consider whether the software component is incidental to the product as a whole based on the following criteria:

•	Whether the software is a significant focus of the marketing effort or is sold separately.

•	Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

•
Whether the development and production costs of the software as a component of the cost of the product is incidental (as defined in Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ").

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force ("EITF") No. 03-05, "Applicability of AICPA

SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software " and EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Deliverables are divided into separate units of accounting if:

•	The delivered items have value to the customer on a stand alone basis;

•	We have objective and reliable evidence of the fair value of the undelivered items; and

•	Delivery of any undelivered item is considered probable and substantially in our control.

If these criteria are not met, we do not recognize revenue until all essential elements have been delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

The subjective and complex judgments for revenue recognition typically involve whether collectability is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements. In addition, multiple elements arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized. The ability to establish vendor specific objective evidence of fair value for our products and services also requires judgment by management.

           Business combinations. We account for business combinations in accordance with SFAS No. 141, "Accounting for Business Combinations " ("SFAS 141"). SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of acquired assets and assumed liabilities.

During fiscal 2007 and fiscal 2006, we acquired Progressive Gaming International Corporation’s (“PGIC”) Table Game Division (“TGD”) and Stargames Limited (“Stargames”), respectively.  As a part of the valuation process, we applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

Intangible assets and goodwill. We have significant intangible assets and goodwill. Intangible assets primarily include values assigned to acquired products, patents, trademarks, tradenames, licenses and games. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets' estimated useful lives and the evaluation of the assets' recoverability based on expected cash flows and fair value.

Except for the trademarks related to the Stargames and Casinos Austria Research & Development GmbH & Co KG (“CARD”) acquisitions, which are not subject to amortization and are tested periodically for impairment, all of our significant intangible assets are definite lived and amortized over their expected useful lives. We estimate useful lives based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence, and estimates of the duration of commercial viability for patents, trademarks, licenses and games. We amortize substantially all of our intangible assets proportionate to related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, we use the straight-line amortization method. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected.

We review our definite lived intangible assets for impairment when circumstances indicate that the carrying amount of an asset may not be fully recoverable from undiscounted estimated future cash flows.  We would record an impairment loss if the carrying amount of the definite lived intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

We review our indefinite lived intangible assets for impairment annually in October or when circumstances indicate that the carrying amount of an asset may not be fully recoverable from discounted estimated future cash flows using the income approach.  We would record an impairment loss if the carrying amount of the indefinite lived intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

           We review our goodwill for impairment annually in October or when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The review is performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. The goodwill impairment test is a two-part test.  In the first step, we selected a discounted cash flows model of the income approach and the Guideline Public Company Model of the market approach to be used to assess the fair value of our segment.  These two methodologies were equally weighted in determining a fair value.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit's goodwill exceeds its implied fair value.

Tests for impairment and recoverability of assets involve significant estimates and judgments regarding products' lives and utility, related expected future cash flows and discount rates. While we believe that our estimates are reasonable, different assumptions could materially affect our assessment of useful lives, recoverability and fair values. An adverse change to the estimate of these cash flows could necessitate an impairment charge that could adversely affect operating results.

Inventories.  Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. We regularly review inventory quantities and update estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and product demand. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

           As a result of our ongoing analysis of inventory, we recognized inventory write-downs of $72, $1,415 and $345 for fiscal years 2008, 2007 and 2006, respectively.  There was no such inventory write-down for fiscal 2008.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

           Income taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain foreign net operating losses, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

In November 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Share based compensation.  We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and Staff Accounting Bulletin (“SAB”) No. 107, "Share-Based Payment" ("SAB 107"), requiring the measurement and recognition of all share-based compensation under the fair value method.  SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

Under the provisions of SFAS 123R, compensation is attributed to the periods of associated service and such expense is recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated when actual forfeitures are recognized.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. This change will become effective for our fiscal year beginning November 2009, and requires retrospective application for all periods presented. We are currently evaluating the effect, if any, that EITF 03-6-1 will have on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009.  We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1,“Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. This will be effective for our fiscal year beginning in November 2009.  We are currently evaluating the effect, if any, that APB 14-1 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This will be effective for our fiscal year beginning in November 2009.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. We are currently evaluating the effect, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for periods beginning after November 15, 2008.  This will be effective for our fiscal year beginning in November 2009.   We are currently evaluating the effect, if any, that SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree.  SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective for us beginning in November 2009 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 " ("SFAS 160"), which establishes accounting and reporting standards for non-controlling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be effective for us beginning in November 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the effect, if any, that SFAS 160 will have on our consolidated financial statements.

See Note 1 in “Item 8. Financial Statements and Supplementary Data”, included in this Form 10-K for additional information regarding recently issued accounting standards that may impact us upon adoption.

The following table presents our various items of revenue and expense as a percentage of total revenue:

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended October 31,
	2008		2007		2006
	(In thousands)
Revenue:
Utility	$ 80,893	42.5%	$ 78,457	43.9%	$ 86,792	53.2%
Proprietary Table Games	38,594	20.3%	33,125	18.5%	38,316	23.5%
Electronic Table Systems	27,461	14.5%	27,890	15.5%	16,555	10.2%
Electronic Gaming Machines	42,898	22.6%	39,269	22.0%	21,090	13.0%
Other	160	0.1%	110	0.1%	238	0.1%

Total revenue	190,006	100.0%	178,851	100.0%	162,991	100.0%
Cost of revenue	79,104	41.6%	74,985	41.9%	56,721	34.8%

Gross profit	110,902	58.4%	103,866	58.1%	106,270	65.2%
Selling, general and administrative	71,350	37.6%	61,947	34.6%	51,299	31.5%
Research and development	18,474	9.7%	17,337	9.7%	12,910	7.9%
Impairment of goodwill	22,137	11.7%	—	0.0%	—	0.0%
Gain on sale of patent	—	0.0%	—	0.0%	(4,566)	(2.8%)
Acquired in-process research and development	—	0.0%	—	0.0%	19,145	11.7%

Income (Loss) from operations	(1,059)	(0.6%)	24,582	13.8%	27,482	16.9%
Other expense:
Interest income	1,759	0.9%	1,644	0.9%	1,998	1.2%
Interest expense	(6,630)	(3.5%)	(7,487)	(4.2%)	(6,863)	(4.2%)
Other, net	1,261	0.7%	(4,131)	(2.3%)	(1,834)	(1.1%)
Total other expense	(3,610)	(1.9%)	(9,974)	(5.6%)	(6,699)	(4.1%)
Gain on early extinguishment of debt	1,773	0.9%	—	0.0%	—	0.0%
Impairment of investments	(1,560)	(0.8%)	—	0.0%	(1,655)	(1.0%)
Equity method investment loss	—	0.0%	(306)	(0.2%)	(416)	(0.3%)

Income (Loss) from continuing operations before tax	(4,456)	(2.4%)	14,302	8.0%	18,712	11.5%
Income tax (benefit) provision	6,346	3.3%	(1,999)	(1.1%)	13,373	8.2%

Income (Loss) from continuing operations	(10,802)	(5.7%)	16,301	9.1%	5,339	3.3%
Discontinued operations, net of tax	(1)	(0.0%)	78	0.0%	(246)	(0.2%)
Net income (loss)	$(10,803)	(5.7%)	$ 16,379	9.1%	$ 5,093	3.1%

The following table provides additional information regarding our revenue, gross profit, and gross margin:

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
	(In thousands)
Revenue:
Leases and royalties	$ 70,898	$ 56,426	$ 49,551	25.6%	13.9%
Sales and service	118,948	122,315	113,202	(2.8%)	8.1%
Other	160	110	238	45.5%	(53.8%)

Total	$190,006	$178,851	$162,991	6.2%	9.7%

Cost of revenue:
Leases and royalties	$ 21,866	$ 17,221	$ 11,794	27.0%	46.0%
Sales and service	57,238	57,764	44,927	(0.9%)	28.6%

Total	$ 79,104	$ 74,985	$ 56,721	5.5%	32.2%

Gross profit:
Leases and royalties	$ 49,032	$ 39,205	$ 37,757	25.1%	3.8%
Sales and service	61,710	64,551	68,275	(4.4%)	(5.5%)
Other	160	110	238	45.5%	(53.8%)

Total	$110,902	$103,866	$106,270	6.8%	(2.3%)

Gross margin:
Leases and royalties	69.2%	69.5%	76.2%
Sales and service	51.9%	52.8%	60.3%
Total	58.4%	58.1%	65.2%

Fiscal 2008 compared to Fiscal 2007

Revenue

Our revenue in fiscal 2008 increased $11,155, or 6.2%, to $190,006 as compared to $178,851 in fiscal 2007, primarily due to the following:

•
Significant increases in lease revenues reflecting our continued emphasis on leasing predominantly in the United States and increases in leased units/seats in all of our segments, except for our EGMs which are generally not leased.

•
Lease revenue growth in our PTG segment was the most significant, increasing $7,665, or 29.5%, in fiscal 2008 as compared to fiscal 2007, due in part to the approximate 600 unit installed base that we acquired in connection with the purchase of PGIC’s TGD business in late fiscal 2007 and strong placements of our premium game titles as well as table game add-ons.

•
Lease revenue in our ETS and Utility segments also grew substantially from fiscal 2007.  ETS lease revenue grew $3,419, or 60.1%, in fiscal 2008 as compared to fiscal 2007.  Utility lease revenue increased $3,417, or 13.8%, in fiscal 2008 as compared to fiscal 2007.  This growth is due to both increases in placements as well as increases in our average monthly lease prices.

•
Sales of our EGMs and the associated parts and peripherals increased $3,662, or 9.3%, in fiscal 2008 as compared to fiscal 2007.  This increase is due to the strength of our titles which has led to increased average sales prices.

•
These increases were partially offset by reductions in sales revenue, again as part of our strategic focus on leases.  ETS sales decreased $4,624, or 23.7%, as compared to fiscal 2007.  Utility shuffler and PTG sales decreased $4,459, or 10.6%, and $2,648, or 37.9%, respectively, in fiscal 2008 as compared to fiscal 2007.

Gross margin

Our gross margin in fiscal 2008 increased 0.3%, to 58.4% in fiscal 2008 as compared to 58.1% in fiscal 2007, reflecting the following:

•	A proportionate increase in lease revenue as compared to sales and service revenue. Lease revenues overall generate higher gross margins than sales and service revenue.

•	Increases in average monthly lease prices in our Utility, PTG and ETS segments.

•	Leasing of second and third generation Utility products, namely shufflers, at a higher average monthly lease price.

•	These increases were partially offset by introductory pricing of our new Utility products, such as our i-Deal shuffler, and to a lesser extent installation costs on our newly installed e-Tables.

•
Gross margins in our PTG segment were adversely affected by amortization associated with the PGIC table games acquired in late fiscal 2007.  In addition, depreciation on progressive table games reduced gross margins in our ETS segment.

•
Additional depreciation and amortization expense of product related intangibles included in cost of leases and sales and service also affected our gross profit and margin. This includes purchase related depreciation and amortization for acquired products from PGIC's TGD, Stargames and CARD.

Fiscal 2007 compared to Fiscal 2006

Revenue

Our revenue increased $15,860, or 9.7%, to $178,851 in fiscal 2007 as compared to $162,991 in fiscal 2006 due to the following:

•	Lease revenue increased due to our continued emphasis on leasing predominantly in the United States and increases in leased units/seats.

•
Strong overall revenue growth in our ETS and EGM segments also contributed to the increase in revenue, due in part to fiscal 2007 including a full year of Stargames' revenue compared to nine months in fiscal 2006.

•
Sales of our EGMs also contributed to the increase in our revenue. The Australasian market, where the majority of EGMs are placed, is predominantly a "sales-based" market. Additionally, our e-Tables have performed very well in certain markets that are also predominantly sales-based.

Gross margin

Our gross margin in fiscal 2007 decreased by 7.1% to 58.1% in fiscal 2007 as compared to 65.2% in fiscal 2006, primarily due to the following:

•
The gross profit decline related to our continued shift in the mix of products leased and sold and the inclusion of Stargames' results of operations for a full year in fiscal 2007, compared to nine months in fiscal 2006. The margins on Stargames products, particularly those included in the EGM segment, are lower than those traditionally experienced in our Utility, PTG and ETS segments.

•
Additional depreciation and amortization expense of product related intangibles included in cost of leases and sales and service also affected our gross profit and margin. These include purchase related depreciation and amortization for acquired products from PGIC's TGD, Stargames and CARD.

•
A number of factors related to our Stargames' operations negatively impacted our gross profit and margin in fiscal 2007. We incurred a minimum royalty shortfall associated with our WMS agreement of approximately $2,900. Additionally, we recognized approximately $2,800 in inventory write-offs and recognized a charge in the amount of approximately $400 for the return of certain Stargames products that were sold prior to our acquisition of Stargames.

           The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
	(In thousands)

Selling, general and administrative	$ 71,350	$ 61,947	$ 51,299	15.2%	20.8%
Percentage of revenue	37.6%	34.6%	31.5%

Research and development	$ 18,474	$ 17,337	$ 12,910	6.6%	34.3%
Percentage of revenue	9.7%	9.7%	7.9%

Impairment of goodwill	$ 22,137	—	—	100.0%	0.0%
Percentage of revenue	11.7%	0.0%	0.0%

Gain on sale of patent	—	—	$ (4,566)	0.0%	100.0%
Percentage of revenue	0.0%	0.0%	(2.8%)

Acquired in-process research and development	—	—	$ 19,145	0.0%	(100.0%)
Percentage of revenue	0.0%	0.0%	11.7%

Total operating expenses	$111,961	$ 79,284	$ 78,788	41.2%	(0.6%)
Percentage of revenue	58.9%	44.3%	48.3%

Fiscal 2008 compared to Fiscal 2007

SG&A expenses.
SG&A increased $9,403, or 15.2%, to $71,350 in fiscal 2008 as compared to $61,947 in fiscal 2007.  The increase in SG&A expenses primarily reflects the following:

•
Personnel costs increased to $42,840 in fiscal 2008, as compared to $36,295 in fiscal 2007, due to staffing our newly established corporate division, adding to the sales and service staff in our Shuffle Master Americas division to support the growth of our newer products and expanding into new territories, including South Africa.

•
Additional costs of $2,413 associated with increased facilities and office related expenses for our Shuffle Master Asia division, our Macau operation, to enhance our competitive presence in that market.

•	Net increases of approximately $1,978 at our foreign subsidiaries due to the weakening of the U.S. dollar for fiscal 2008 as compared to fiscal 2007.

•	A write-off of prepaid licensing costs of $1,124 in fiscal 2008 associated with the abandonment of a project.

•	Severance costs of approximately $1,023 associated with the departure of a senior executive at our corporate office, in addition to other subsidiary senior management.

•
Corporate legal expense marginally decreased $154, or 2.6%, to $5,714 in fiscal 2008 as compared to $5,868 in fiscal 2007.  Corporate legal costs principally related to the VendingData II and Prime Table Games, LLC litigations and other general corporate matters.  Corporate legal expense decreased as a result of lower legal expenses incurred on our pending cases, which primarily included VendingData II and Awada, as well as settlement of prior cases in fiscal 2008, which primarily included MP Games LLC. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and defend the shareholder derivative claims and class action lawsuit.  See Note 15 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further information on our legal proceedings.

•
Total SG&A expenses were offset by a gain of $738 recognized on the sale of our fractional ownership in a Net Jets, Inc. (“Net Jets”) corporate airplane. Effective February 27, 2008, we sold our interest in the airplane. This sale, carried out as part of our strategic initiative to monetize certain non-core assets, resulted in proceeds of approximately $1,309.

Research and Development (“R&D”) expenses. R&D expense increased $1,137, or 6.6%, to $18,474 in fiscal 2008 as compared to $17,337 in fiscal 2007.  Our R&D is distributed among all of our product lines, as we have continued to invest in new product development.

The increase in R&D expenses can be attributed to our newly created Corporate Products Group ("CPG"), which was formed in our fourth quarter of fiscal 2007. The CPG is responsible for overseeing the creation and development of our existing and future product lines as well as overseeing our global products R&D. In fiscal 2008, approximately $1,266 was expended by the newly formed CPG as compared to $233 in fiscal 2007, primarily for general operational purposes.

The increase in R&D expenses can also be attributed to net increases of approximately $566 at our foreign subsidiaries due to the weakening of the U.S. dollar in fiscal 2008 as compared to fiscal 2007.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense as a percentage of revenue to remain at current levels.

Impairment of goodwill. In October 2008, we performed our annual goodwill impairment analysis.  The goodwill impairment test is a two-part test.  We selected a discounted cash flows model of the income approach and the Guideline Public Company Model of the market approach to be used to assess the fair value of our reporting units.  These two methodologies were equally weighted in determining a fair value.  Step one of the impairment test compares the fair value of each of our segments to their carrying value.  If the fair value is less than the carrying value for any of our reporting units, step two must be completed.  Based on the step one analysis performed, we concluded the fair value was less than the net carrying value of the assets assigned to our ETS reporting unit.  As such, step two of the goodwill impairment test was performed.  Step two required that we allocate the fair value of the ETS segment to all of the assets and liabilities, as if the segment was acquired in a business combination.  The goodwill calculated in step two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the amount calculated in this step.  Based on the step two analysis performed, we concluded that the goodwill assigned to our ETS segment was impaired as of October 31, 2008.  As such, we recorded an impairment charge related to the goodwill assigned to the ETS segment of $22,137 on our consolidated statements of operation in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.  No tax benefit is associated with this impairment charge.

Fiscal 2007 compared to Fiscal 2006

SG&A expenses.  SG&A increased $10,648, or 20.8%, to $61,947 in fiscal 2007 as compared to $51,299 in fiscal 2006.  The increase in SG&A expenses primarily reflects the following:

•
Twelve months of SG&A expenses from Stargames in the current fiscal year as compared to nine months in the prior fiscal year. Total Stargames related SG&A expenses were $17,728 and $10,520 during fiscal 2007 and 2006, respectively.

•
Personnel costs increased in fiscal 2007. These expenses were $36,295 for fiscal 2007 as compared to $33,306 in fiscal 2006. The increase in personnel costs year-over-year was primarily due to the acquisition of Stargames in February 2006, and an increase in the number of employees and temporary consultants in order to support the growth of our global business. We also recognized an employee severance charge of approximately $500 in the fourth quarter of fiscal 2007.

•
Corporate legal expenses were $5,868 in fiscal 2007 as compared to $4,946 in fiscal 2006.  The legal costs in fiscal 2007 principally related to the VendingData II and MP Games I litigation and secondarily to our class action lawsuit. We expect that our legal fees will continue to vary from period to period depending on our level of legal activity to protect our intellectual property.

R&D expenses.  R&D expenses increased $4,427, or 34.3%, in fiscal 2007 as compared to fiscal 2006. The increase was attributable to twelve months of R&D associated with Stargames as compared to nine months in the prior year. R&D expenses at Stargames in fiscal 2007 were $9,397 as compared to $5,359 in fiscal 2006.

Gain on sale of patent.  In fiscal 2006, we entered into an agreement with IGT whereby we sold to IGT our remaining 50% ownership in certain patents (the “ENPAT patents”). This agreement rescinded certain provisions of a prior agreement whereby we assigned, transferred and conveyed to IGT our 50% share of the first $3,000 of future royalties from the licensing of the ENPAT patents to any third party or from otherwise permitting any third party to use the ENPAT patents. The consideration for the remaining 50% ownership of the ENPAT patents was $3,000 previously received from IGT pursuant to a prior agreement between us and IGT, plus a payment of an additional $4,500. This payment was in lieu of $4,875 that would have been due, at IGT’s discretion, under the patent purchase agreement entered into in fiscal 2005 between us and IGT. As a result, IGT shall receive 100% of the future royalties on the ENPAT patents until IGT has earned a total of $17,400 in gross royalties; thereafter IGT will pay us 171/2% of any gross royalties. This fiscal 2006 transaction has been reflected in the accompanying consolidated statements of income by recording a gain on sale of patent of $4,566.

Acquired in-process research and development ("IPR&D").  IPR&D is defined as a development project that has been initiated and has achieved material progress but has not yet resulted in a commercially viable product and has no alternative future use. We determined the fair-value of the product using the income approach on a project-by-project basis. This method is based on the present value of earnings attributable to the asset or costs avoided as a result of owning the assets. This method includes risk factors, which include applying an appropriate discount rate that reflects the project's stage of completion, the nature of the product, the scientific data associated with the technology, the current patent situation and market competition. The expensing of IPR&D through purchase accounting allows for the expensing of certain R&D efforts at the acquisition date consistent with the expensing of R&D efforts as they are incurred for in-house development efforts.

As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method " ("FIN 4"), the portion of the purchase price allocated to IPR&D of $19,145 was immediately expensed during the three months ended April 30, 2006.

DEPRECIATION AND AMORTIZATION EXPENSES

	Year Ended October 31,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
	(In thousands)
Gross margin:
Depreciation	$ 5,929	$ 5,266	$ 5,057	12.6%	4.1%
Amortization	12,037	9,725	7,773	23.8%	25.1%
Total	17,966	14,991	12,830	19.8%	16.8%

Operating expenses:
Depreciation	2,780	2,833	2,560	(1.9%)	10.7%
Amortization	2,694	1,597	1,272	68.7%	25.6%
Total	5,474	4,430	3,832	23.6%	15.6%

Total:
Depreciation	8,709	8,099	7,617	7.5%	6.3%
Amortization	14,731	11,322	9,045	30.1%	25.2%
Total	$ 23,440	$ 19,421	$ 16,662	20.7%	16.6%

Fiscal 2008 compared to Fiscal 2007

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships. Depreciation and amortization expenses increased $4,019, or 20.7%, to $23,440 in fiscal 2008, as compared to $19,421 in fiscal 2007.

Depreciation and amortization included in gross margin increased $2,975, or 19.8%, to $17,966 in fiscal 2008, as compared to $14,991 in fiscal 2007.  Increased depreciation in gross margin is attributable to increases in leased assets consistent with our lease strategy.  Increased amortization in gross margin relates to previously acquired intangible assets, including 12 months of amortization related to product specific intangible assets acquired in our PGIC TGD.  Depreciation and amortization included in operating expenses increased $1,044, or 23.6%, to $5,474 in fiscal 2008, as compared to $4,430 in fiscal 2007. This increase is attributable to amortization of customer relationships and covenant not to compete related to the PGIC TGD acquisition in the fourth quarter of fiscal 2007.

Fiscal 2007 compared to Fiscal 2006

Depreciation and amortization expenses increased $2,759, or 16.6%, to $19,421 in fiscal 2007 as compared to $16,662 in fiscal 2006.

The increase is attributable to the depreciation and amortization of assets associated with the Stargames acquisition, effective February 1, 2006, approximately one month of depreciation and amortization related to the PGIC TGD acquisition in fiscal 2007, and an increase in the amortization related to our acquired products from CARD over the period of the prior year.  Depreciation and amortization included in gross margin increased $2,161 or 16.8%, to $14,991 in fiscal 2007, as compared to $12,830 in fiscal 2006.  Depreciation and amortization included in SG&A increased $598, or 15.6%, to $4,430 in fiscal 2007, as compared to $3,832 in fiscal 2006.

The following table provides additional information regarding our non-operating expenses:

NON-OPERATING EXPENSES

Other expense, gain on early extinguishment of debt, net and impairment of investment

	Year Ended October 31,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
	(In thousands)
Other expense
Interest income	$ 1,759	$ 1,644	$ 1,998	7.0%	(17.7%)
Interest expense	(6,630)	(7,487)	(6,863)	11.4%	(9.1%)
Other, net	1,261	(4,131)	(1,834)	130.5%	(125.2%)
Total other expense	$(3,610)	$ (9,974)	$ (6,699)	63.8%	(48.9%)

Gain on early extinguishment of debt, net	$1,773	$ —	$ —	100.0%	0.0%

Impairment of investment	$(1,560)	$ —	$ (1,655)	(100.0%)	100.0%

Fiscal 2008 compared to Fiscal 2007

Total other expense decreased $6,364, or 63.8%, in fiscal 2008 as compared to fiscal 2007, primarily due to the following:

•
Net foreign currency gains of $2,655 in fiscal 2008 as compared to net foreign currency losses of $3,109 in fiscal 2007.  This year over year change was primarily caused by the strengthening of the U.S. dollar versus the Australian dollar and the Euro during our fourth quarter of fiscal 2008.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. As of our third quarter of fiscal 2008, we began net settling all inter-company trade balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation.”

•
A decrease in interest expense of $857, to $6,630 in fiscal 2008 as compared to $7,487 in fiscal 2007.  Interest expense in fiscal 2008 primarily related to interest on our Revolver, Term Loan and Notes.  Interest expense in fiscal 2007 primarily related to interest on our Revolver and our Notes.  Interest expense decreased as the outstanding balance of our Revolver and Notes decreased as well as a decrease in the effective interest rate on the Revolver.

Gain on early extinguishment of debt, net relates to the following:

•
A net gain of $1,773 was realized from the early extinguishment of our Notes in fiscal 2008, pursuant to the Tender Offer discussed in Note 2 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  The gain on the early extinguishment of our Notes was net of direct costs associated with the Tender Offer.

Impairment of investment in fiscal 2008 related to our investment in Sona Mobile Holdings Corp. (“Sona”), due to the following:

•
We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  During our third quarter ended July 31, 2008, we analyzed our cost method investment in Sona and, due to the severity and duration in the decline in fair value, we recorded a $1,486 impairment write-down, as we determined that the investment was other than temporarily impaired.  This impairment write-down represented the difference between our historical book value and fair market value at July 31, 2008.  Additionally, we sold our investment in Sona in the fourth quarter of fiscal 2008 and recorded an additional pre-tax loss of $74 in impairment of investments, net of $65 proceeds received from the sale, for a total of $1,560, which is reflected in the consolidated statements of operations included in “Item 8. Financial Statements and Supplemental Data” in this Form 10-K for fiscal 2008.  There were no such impairment losses recorded during fiscal 2007.

Fiscal 2007 compared to Fiscal 2006

Total other expense increased $3,275, or 48.9%, in fiscal 2007 as compared to fiscal 2006, primarily due to the following:

•
An increase in other expense of $2,297 primarily due to fluctuations in foreign currency.  Net foreign currency losses of $3,109 as compared to net foreign currency losses of $414 in fiscal 2006.  This year over year change was due to the weakening of the U.S. dollar versus the Australian dollar and the Euro.

•
Interest income decreased $354 to $1,664 in fiscal 2007 as compared to $1,998 in fiscal 2006 as a result of a $5,386 decrease in our investment in sales-type leases and notes receivable portfolio. This decrease is consistent with our continued emphasis on leasing versus selling.

•
An increase in interest expense of $624, to $7,487 in fiscal 2007 as compared to $6,863 in fiscal 2006.  Interest expense in both fiscal 2007 and 2006 primarily related to interest on our Notes and Revolver.  Interest expense increased as the outstanding balance of our Revolver increased.

Impairment of investment in fiscal 2006 related to our investment in Sona, due to the following:

•
As of October 31, 2006, we analyzed our investment in Sona which was previously accounted for under the equity method and, due to the severity and duration in the decline in fair value, determined that such investment was impaired. Accordingly, we recorded a $1,655 impairment write-down, which represents the difference between our historical book value and fair market value of our investment as of October 31, 2006. Such impairment charge was reflected in impairment of investment in the consolidated statements of income included in “Item 8. Financial Statements and Supplemental Data” included in this Form 10-K for fiscal 2006. No such impairment charge was recorded for fiscal 2007.

INCOME TAXES

	Year Ended October 31,			Percentage Change
	2008	2007	2006	08 vs. 07	07 vs. 06
	(In thousands)

Income tax provision (benefit)	$ 6,346	$ (1,999)	$ 13,373	(417.5%)	(114.9%)

Effective tax rate	142.4%	(14.0%)	71.5%

Our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under FIN 48, as well as accumulated interest and penalties and other deductions.

Fiscal 2008 compared to Fiscal 2007

Income tax provision and the respective effective tax rate increased for fiscal 2008 as compared to fiscal 2007, primarily due to the following:

•
Our income tax provision and effective tax rate for continuing operations were $6,346 and 142.4%, respectively, for fiscal 2008.  Our income tax benefit and effective tax rate for continuing operations were $(1,999) and (14.0%), respectively, for fiscal 2007.  For the fiscal year ended October 31, 2008, we recognized no tax benefit on the impairment of $22,137 of financial statement goodwill.  Excluding the impact of this goodwill impairment, the effective tax rate for the year ended October 31, 2008 would have been 35.9%.  For the fiscal year ended October 31, 2007, a $6,707 decrease to income tax expense and corresponding increase to deferred tax assets were recorded to account for additional tax basis recognized in conjunction with newly enacted Australian tax consolidation rules.  Excluding the impact of this adjustment, the effective tax rate for the twelve months ended October 31, 2007 would have been 32.9%.

Fiscal 2007 compared to Fiscal 2006

Income tax provision and the respective effective tax rate decreased in fiscal 2007 as compared to fiscal 2006, primarily due to the following:

•
Our income tax benefit and effective tax rate for continuing operations were $(1,999) and (14.0%), respectively, for fiscal 2007.  Our income tax provision and effective tax rate for continuing operations were $13,373 and 71.5%, respectively, for fiscal 2006. The difference between the federal statutory rate and our effective income tax rate were primarily due to the relative size of certain significant permanent items (e.g. interest expense and research & development tax benefits) to book income.

SEGMENT BUSINESS INFORMATION

Segment revenues include leasing, licensing, or selling of products within each reportable segment. We measure segment revenue performance in terms of dollars and installed unit/seat base. Installed unit/seat base is the sum of product units/seats under lease or license agreements and inception-to-date sold units/seats. Due to their modular design, both the Rapid Table Games and Vegas Star products are best analyzed based upon number of seats leased or sold. Our Table Master is a fixed five-seat station. We believe that installed base is an important gauge of segment performance because it measures historical market placements of leased and sold units/seats and it provides insight into potential markets for next-generation products and service. Some sold units/seats may no longer be in use by our casino customers or may have been replaced by other models or products. Accordingly, we are unable to determine precisely the number of units or seats currently in active use.

The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable.

We evaluate the performance of our operating segments based on net revenues, gross profit and operating income. Segment operating income includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  Operating income for each segment excludes other income and expense and certain expenses that are managed outside of the operating segments. The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable.

SEGMENT OPERATING RESULTS

(In thousands, except units, per unit/seat amounts and product lease/sale prices)

Utility Segment Operating Results

Fiscal 2008 compared to Fiscal 2007

	Year Ended
	October 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$ 28,145	$ 24,728	$ 3,417	13.8%
Sales - Shuffler	37,738	42,197	(4,459)	(10.6)
Sales - Chipper	3,992	2,582	1,410	54.6
Service	6,718	5,631	1,087	19.3
Other	4,300	3,319	981	29.6
Total sales and service	52,748	53,729	(981)	(1.8)
Total Utility segment revenue	$ 80,893	$ 78,457	$ 2,436	3.1
Utility segment gross profit	$ 46,097	$ 48,086	$(1,989)	(4.1)
Utility segment gross margin	57.0%	61.3%
Utility segment operating income	$ 36,078	$ 33,783	$2,295	6.8
Utility segment operating margin	44.6%	43.1%
Shuffler Installed Base:
Lease units, end of year	5,318	4,986	332	6.7
Sold units, inception-to-date
Beginning of year	20,396	17,630	2,766	15.7
Sold during year	2,624	3,076	(452)	(14.7)
Less trade-ins and exchanges	(258)	(310)	52	16.8
Sold units, end of year	22,762	20,396	2,366	11.6
Total shuffler installed base	28,080	25,382	2,698	10.6

Chipper Installed Base
Lease units, end of year	26	17	9	52.9
Sold units, inception-to-date
Beginning of year	721	620	101	16.3
Sold during year	154	101	53	52.5
Sold units, end of year	875	721	154	21.4
Total Chipper installed base	901	738	163	22.1%

Utility segment revenue increased $2,436, or 3.1% to $80,893 for fiscal 2008, as compared to $78,457 for fiscal 2007.  The Utility segment revenue increase can be attributed primarily to increases in Utility lease revenue as well as chipper sales revenue and service revenue.

The $3,417, or 13.8%, increase in Utility lease revenue for fiscal 2008 compared to fiscal 2007 primarily reflects:

•	An increase in shuffler lease revenue of $3,364, or 13.7%, as a result of increases in leased units and average lease pricing.

•
A net increase of 332, or 6.7%, of leased shuffler units to 5,318 from 4,986, which is consistent with our continued emphasis on leasing versus selling, predominantly in the United States.  The increase was predominantly attributable to increased leased units of our i-Deal™, MD2® and DeckMate® shufflers.

•
An increase in shuffler average monthly lease price to approximately $440 from approximately $410. The increase was largely attributable to increased lease pricing for the i-Deal™ and one2six® shufflers.

The $1,410, or 54.6%, increase in chipper sales revenue for fiscal 2008 compared to fiscal 2007 primarily reflects:

•	A net increase of 53, or 52.5%, of sold chipper units to 154 from 101.

•
An increase in chipper average sales price to approximately $25,900 from approximately $25,600, driven primarily by increased sales of Chipmaster™ units, which have a higher sale price than our Easy Chipper C.

The $1,087, or 19.3%, increase in service revenue for fiscal 2008 compared to fiscal 2007 primarily reflects:

•	An increase in service contracts and parts sold of $1,029, or 18.5%, which relate to previously sold shufflers.

The $4,459 decrease in shuffler sales and service revenue for fiscal 2008 as compared to fiscal 2007 primarily relates to:

•	A decrease of 452 shuffler units sold to 2,624 units in fiscal 2008 from 3,076 units in fiscal 2007.

•
Offsetting the decline in sold shuffler units was an increase in the average sales price of our shufflers to approximately $14,400 in fiscal 2008 from approximately $13,700 in fiscal 2007. This increase reflects the higher sales price of our newer shuffler models plus the impact of an overall price increase on almost all of our shuffler models.

•	Conversions from leased shufflers to sold shufflers of 266 units in fiscal 2008 as compared to 418 units in fiscal 2007, reflecting our continued emphasis on leasing versus selling.

Utility gross profit decreased $1,989, or 4.1%, to $46,097 for fiscal 2008 as compared to $48,086 for fiscal 2007.  Utility gross margin also decreased 4.3% to 57.0% for fiscal 2008 as compared to 61.3% for fiscal 2007.  These decreases in both gross profit and gross margin primarily related to the following:

•	Introductory pricing on new products, such as our i-Deal shuffler.

•	The continued reduction in leased shuffler conversions referred to above. Conversions traditionally generate higher initial gross margins.

•	An increase in amortization expense associated with the one2six shuffler and Easy Chipper to $5,763 for fiscal 2008 as compared to $4,555 for fiscal 2007.

Utility operating income increased $2,295, or 6.8%, to $36,078 for fiscal 2008 as compared to $33,783 for fiscal 2007.  Utility operating margin also increased 1.5% to 44.6% for fiscal 2008 as compared to 43.1% for fiscal 2007.  These increases in both operating income and operating margin primarily related to the following:

•	A reduction of approximately $1,000 in legal costs specifically related to the Utility segment.

Fiscal 2007 compared to Fiscal 2006

	Year Ended
	October 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$ 24,728	$ 24,048	$680	2.8%
Sales - Shuffler	42,197	50,363	(8,166)	(16.2)
Sales - Chipper	2,582	5,367	(2,785)	(51.9)
Service	5,631	4,111	1,520	37.0
Other	3,319	2,903	416	14.3
Total sales and service	53,729	62,744	(9,015)	(14.4)
Total Utility segment revenue	$ 78,457	$ 86,792	$(8,335)	(9.6)
Utility segment gross profit	$ 48,086	$ 55,707	$(7,621)	(13.7)
Utility segment gross margin	61.3%	64.2%
Utility segment operating income	$ 33,783	$ 42,445	$(8,662)	(20.4)
Utility segment operating margin	43.1%	48.9%
Shuffler Installed Base:
Lease units, end of year	4,986	4,717	269	5.7
Sold units, inception-to-date
Beginning of year	17,630	13,780	3,850	27.9
Sold during year	3,076	4,297	(1,221)	(28.4)
Less trade-ins and exchanges	(310)	(447)	137	30.6
Sold units, end of year	20,396	17,630	2,766	15.7
Total shuffler installed base	25,382	22,347	3,035	13.6

Chipper Installed Base*
Lease units, end of year	17	15	2	13.3
Sold units, inception-to-date
Beginning of year	620	368	252	68.5
Sold during year	101	252	(151)	(59.9)
Sold units, end of year	721	620	101	16.3
Total Chipper installed base	738	635	103	16.2%

* Chipper units have been adjusted in fiscal 2006 for 273 units to include the Chipmaster product which was previously excluded as it was an older generation product acquired from CARD. As we continue to receive orders for this product, we have decided to include the installed base in all periods presented.

For fiscal 2007, Utility segment revenue decreased 9.6% compared to fiscal 2006, primarily due to a 14.4% decrease in Utility products sales and service revenue. Such decrease was offset in part by a small increase in our Utility products lease revenue.

The slight increase in Utility products lease revenue for fiscal 2007 compared to fiscal 2006 reflects:

•	An increase of 269 shuffler units to 4,986 units at the end of fiscal 2007 compared to 4,717 units at the end of fiscal 2006.

•
Although leased shuffler units increased, we experienced a small decrease in the average monthly lease price primarily related to the timing of lease installations and, to a lesser extent, introductory pricing.

•	Conversions from leased shufflers to sold shufflers of 418 units in fiscal 2007 as compared to 1,122 units in fiscal 2006, reflecting our continued emphasis on leasing versus selling.

The decrease in Utility products sales and service revenue for fiscal 2007 as compared to fiscal 2006 primarily relates to:

•	A decrease of 1,221 shuffler units sold to 3,076 units in fiscal 2007 from 4,297 units in fiscal 2006.

•	As discussed above, a decrease in leased shuffler conversions.

•
Offsetting the decline in sold shuffler units was an increase in the average selling prices of our shufflers. The average sales price increased to approximately $13,700 in 2007 from approximately $11,700 in fiscal 2006. This increase reflects the higher selling price of our newer shuffler models plus the impact of an overall price increase on almost all of our shuffler models. Included in shuffler sales revenue for 2007 is approximately $1,400 of card recognition upgrade kits which have no corresponding unit count.

•
Sales of 101 chipper units during fiscal 2007 as compared to 252 units in fiscal 2006. The decrease was due to a large Easy Chipper sale to one customer in fiscal 2006. Total revenue contributed from chipper sales was approximately $2,582 during fiscal 2007, as compared to $5,367 in fiscal 2006.

Utility gross profit decreased $7,621, or 13.7%, to $48,086 for fiscal 2007 as compared to $55,707 for fiscal 2006.  Utility gross margin also decreased 2.9% to 61.3% for fiscal 2007 as compared to 64.2% for fiscal 2006.  These decreases in both gross profit and gross margin primarily related to the following:

•	The decline in total Utility revenue attributable to our continued emphasis on leasing, as compared to the number of sales and conversions in the period of the prior year.

•	The decrease in conversions referred to above. Conversions traditionally generate higher initial gross margins.

•	Increased amortization expense associated with the one2six shuffler and Easy Chipper in the amount of $4,555 in fiscal 2007, compared to $3,534 in fiscal 2006.

Utility operating income decreased $8,662, or 20.4%, to $33,783 for fiscal 2007 as compared to $42,445 for fiscal 2006.  Utility operating margin also decreased 5.8% to 43.1% for fiscal 2007 as compared to 48.9% for fiscal 2006.  These decreases in both operating income and operating margin primarily related to the following:

•	Increased expenses directly related to our Utility segment. The expense increase relates principally to legal fees incurred defending our Utility intellectual property.

Proprietary Table Games Segment Operating Results

Fiscal 2008 compared to Fiscal 2007

	Year Ended
	October 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$ 33,639	$ 25,974	$ 7,665	29.5%
Sales	4,332	6,980	(2,648)	(37.9)
Service	276	157	119	75.8
Other	347	14	333	2,378.6
Total sales and service revenue	4,955	7,151	(2,196)	(30.7)
Total PTG segment revenue	$ 38,594	$ 33,125	$ 5,469	16.5
PTG segment gross profit	$ 31,983	$ 28,154	$ 3,829	13.6
PTG segment gross margin	82.9%	85.0%
PTG segment operating income	$ 28,957	$ 23,465	$ 5,492	23.4
PTG segment operating margin	75.0%	70.8%
PTG installed base:
Royalty units, end of year	4,051	4,006	45	1.1
Sold units, inception-to-date
Beginning of year	1,437	1,233	204	16.5
Sold during year	154	204	(50)	(24.5)
Sold units, end of year	1,591	1,437	154	10.7
Total installed base	5,642	5,443	199	3.7%

Total PTG segment revenue increased $5,469, or 16.5%, to $38,594 for fiscal 2008, as compared to $33,125 in fiscal 2007.  The PTG segment revenue increase was primarily due to the increase in PTG royalty and lease revenue. This increase was offset by a decrease in PTG sales revenue.

The $7,665, or 29.5%, increase in PTG royalty and lease revenue for fiscal 2008 compared to fiscal 2007 primarily reflects:

•
An increase in revenue of $4,648, or 1,117.3%, to $5,064 from $416 related to the approximate 600 unit installed base that we acquired in connection with the purchase of PGIC’s TGD business in late fiscal 2007.

•
An increase of $2,395, or 9.6%, to $27,317 from $24,922 related to growth in our traditional non-PGIC table games. This primarily relates to increases of our Ultimate Texas Hold’em and Fortune Pai Gow Poker table games.

•
An increase in PTG average monthly lease price to approximately $690 from $540. The increase was predominantly attributable to the presence of revenues from our PGIC acquired table games for a full year in 2008 as compared to one month in fiscal 2007, as well as strong performance by our premium table games.

•
A net increase of 206, or 60.2%, in table game bonusing option add-ons, predominantly related to the increase in our Progressive Fortune Pai Gow Poker and Let It Ride Bonus table games.  These table game bonusing option add-ons generally have a lower monthly average lease price than our premium game titles.

•	$563 related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites in fiscal 2008 as compared to $663 in fiscal 2007.

The $2,648, or 37.9%, decrease in PTG sales revenue for fiscal 2008 compared to fiscal 2007 can be directly attributed to:

•
A net decrease of 50, or 24.5%, of sold units to 154 from 204, comprised primarily of decreases of our Three Card Poker and Four Card Poker table games, which both have a higher average sales price than our overall average PTG sales price.  This decrease in sales is consistent with our continued emphasis on leasing versus selling.

•
A decrease in PTG average sales price to approximately $28,100 from approximately $34,200 as a result of selling approximately 90 Fortune Pai Gow Poker table games in fiscal 2008 and the sale of certain lifetime licenses through an Asian distributor.  The average sales price of our Fortune Pai Gow Poker table game is lower than that of our premium game titles.

•
A decrease of 48, or 42.9%, of PTG conversions from leased to sold table games in fiscal 2008, comprised primarily of decreases of our Three Card Poker and Four Card Poker table game conversions, which both have a higher average sales price than our overall average PTG sales price.  This decrease in conversions from leased to sold table games is consistent with our continued emphasis on leasing versus selling.

PTG gross profit increased $3,829, or 13.6%, to $31,983 for fiscal 2008 as compared to $28,154 for fiscal 2007.  Although PTG gross profit increased, PTG gross margin decreased 2.1% to 82.9% for fiscal 2008 as compared to 85.0% for fiscal 2007.  The increase in gross profit and decrease in gross margin were a result of the following:

•	The increase in PTG gross profit was a result of the royalty and lease revenue increases offset by the decrease in sold royalty units discussed above.

•	The decrease in conversions noted above. Conversions traditionally generate higher gross margins.

•	The decrease in PTG gross margin was due to a full year of amortization associated with the PGIC table games acquired in late 2007.

PTG operating income increased $5,492, or 23.4%, to $28,957 for fiscal 2008 as compared to $23,465 for fiscal 2007.  PTG operating margin also increased 4.2% to 75.0% for fiscal 2008 as compared to 70.8% for fiscal 2007.  These increases in both operating income and operating margin primarily related to the following:

•	The increased gross profit referred to above.

•
Notwithstanding the decline in gross margin referred to above, operating income and operating margin were favorably impacted by a reduction of approximately $960 of R&D and legal costs specifically related to our PTG segment.

Fiscal 2007 compared to Fiscal 2006

	Year Ended
	October 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$ 25,974	$ 23,887	$ 2,087	8.7%
Sales	6,980	14,083	(7,103)	(50.4)
Service	157	164	(7)	(4.3)
Other	14	182	(168)	(92.3)
Total sales and service revenue	7,151	14,429	(7,278)	(50.4)
Total PTG segment revenue	$ 33,125	$ 38,316	$(5,191)	(13.5)
PTG segment gross profit	$ 28,154	$ 33,742	$(5,588)	(16.5)
PTG segment gross margin	85.0%	88.1%
PTG segment operating income	$ 23,465	$ 30,451	$(6,986)	(22.9)
PTG segment operating margin	70.8%	79.5%
PTG installed base:
Royalty units, end of year	4,006	2,986	1,020	34.2
Sold units, inception-to-date
Beginning of year	1,233	768	465	60.5
Sold during year	204	465	(261)	(56.1)
Sold units, end of year	1,437	1,233	204	16.5
Total installed base	5,443	4,219	1,224	29.0%

For fiscal 2007, PTG segment revenue decreased 13.5% compared to fiscal 2006, primarily due to a decrease in lifetime license sales of our proprietary table games. This decrease is consistent with our strategic initiative to emphasize the licensing of our proprietary table games as opposed to selling these products. Specifically, proprietary table game conversions from royalty units to lifetime license sales decreased to 160 units in fiscal 2007 from 434 units in fiscal 2006.

The decrease in lifetime license sales was partially offset by an increase in total PTG royalty and lease revenue of $2,087 in fiscal 2007, as compared to fiscal 2006. This increase primarily reflects:

•
A net increase of 1,020 table game royalty units on lease. This increase includes an approximate 600 unit installed base that we acquired in connection with the purchase of PGIC's TGD business. Excluding units from this acquisition, our table game royalty units increased by approximately 400 during fiscal 2007 as compared to fiscal 2006.

•
The increase in units on lease was partially offset by a decrease of 20.9% in the average monthly lease price. This decrease is mostly attributable to the inclusion of only one month of PGIC TGD revenue on the acquired installed base of approximately 600 tables. If the PGIC revenue and corresponding units were excluded from the calculation, the average monthly lease price would have decreased 8.4%.

•
A net increase of 155, or 82.9%, in table game bonusing option add-ons, predominantly related to the increase in our Let It Ride Bonus and Basic table games.  These table game bonusing option add-ons have a lower monthly average lease price than our premium game titles.

•	During fiscal 2007, royalties and leases revenue also includes $663 related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites.

PTG gross profit decreased $5,588, or 16.5%, to $28,154 for fiscal 2007 as compared to $33,742 for fiscal 2006.  PTG gross margin also decreased 3.1% to 85% for fiscal 2007 as compared to 88.1% for fiscal 2006.  These decreases in gross profit and gross margin were a result of the following:

•	Significant decrease in lifetime license sales discussed above.

•	Gross profit in fiscal 2007 includes amortization of approximately $40 associated with the PGIC TGD acquisition effective September 26, 2007.

PTG operating income decreased $6,986, or 22.9%, to $23,465 for fiscal 2007 as compared to $30,451 for fiscal 2006.  PTG operating margin also decreased 8.7% to 70.8% for fiscal 2007 as compared to 79.5% for fiscal 2006.  These decreases in both operating income and operating margin primarily related to the following:

•	Decreases in gross profit and gross margin referred to above.

•	Operating margin in fiscal 2007 was negatively impacted by increased costs associated with the development and acquisition of new proprietary table games.

Electronic Table Systems Segment Operating Results

Fiscal 2008 compared to Fiscal 2007

	Year Ended
	October 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

ETS segment revenue:
Royalties and leases	$ 9,110	$ 5,691	$ 3,419	60.1%
Sales	14,911	19,535	(4,624)	(23.7)
Service	405	373	32	8.6
Other	3,035	2,291	744	32.5
Total sales and service revenue	18,351	22,199	(3,848)	(17.3)
Total ETS segment revenue	$ 27,461	$27,890	$ (429)	(1.5)
ETS segment gross profit	$ 13,068	$13,891	$ (823)	(5.9)
ETS segment gross margin	47.6%	49.8%
ETS segment operating income	$(16,105)	$6,600	$(22,705)	(344.0)
ETS segment operating margin	(58.6%)	23.7%
ETS installed base:
Lease seats, end of year	1,445	1,096	349	31.8
Sold seats, inception-to-date
Beginning of year	5,040	4,142	898	21.7
Sold during year	740	918	(178)	(19.4)
Less returns and exchanges	—	(20)	20	100.0
Sold units, end of year	5,780	5,040	740	14.7
Total installed base	7,225	6,136	1,089	17.7%

Total ETS segment revenue decreased $429, or 1.5%, to $27,461 for fiscal 2008 as compared to $27,890 for fiscal 2007. The ETS segment revenue decrease was primarily due to a decrease in ETS sales revenue.  This decrease was offset by an increase in ETS royalty and lease revenue and secondarily to an increase in service and other revenue, which is comprised of ETS parts and other peripheral sales.

The $4,624, or 23.7%, decrease in ETS sales revenue for fiscal 2008 as compared to fiscal 2007, primarily reflects:

•
A decrease of 178, or 19.4%, ETS sold seats to 740 from 918, predominantly related to decreases of our Vegas Star sold seats, which also have a higher average sales price than our overall average ETS sales price.   This is consistent with our continued emphasis on leasing versus selling.

•
A decrease in the average ETS sales price per seat to approximately $20,200 from approximately $21,300, primarily caused by sales to a South American distributor and the decrease in Vegas Star sold seats discussed above.

The $3,419, or 60.1%, increase in ETS lease and royalty revenue for fiscal 2008 compared to fiscal 2007, primarily reflects:

•
A net increase of 349, or 31.8%, of e-Table seats on lease, which included 320 incremental seats of Table Master™ seats on lease.  This increase was primarily related to leases of our Royal Match 21, Three Card Poker and Ultimate Texas Hold’em proprietary games.  The increase of 349 seats includes the impact of conversions of leased seats to sales offset by newly placed leased seats.

•
The increase in Table Master™ leased seats mentioned above was primarily related to the five year exclusive agreement with the Delaware State Lottery System as well as several properties in Nevada and Pennsylvania.

•
An increase in ETS average monthly lease price to approximately $530 from approximately $430. The increase was predominantly attributable to increased lease pricing for Table Master™ and the associated popular game titles mentioned above.

The $744, or 32.5%, increase in ETS other revenue for fiscal 2008 compared to fiscal 2007, primarily reflects:

•	Increased parts and other peripheral sales related to previously sold ETS seats, primarily relating to our Vegas Star products and secondarily relating to our Rapid Table Games.

ETS gross profit decreased $823, or 5.9%, to $13,068 for fiscal 2008 as compared to $13,891 for fiscal 2007.  ETS gross margin also decreased 2.6% to 47.2% for fiscal 2008 as compared to 49.8% for fiscal 2007.  These decreases in both gross profit and gross margin primarily related to the following:

•	Increase of approximately $1,400 in depreciation associated with new leased units.

•	Increased installation costs of approximately $400 on newly placed units.

ETS operating income decreased $22,705, or 344.0%, to ($16,105) for fiscal 2008 as compared to $6,600 for fiscal 2007.  ETS operating margin also decreased 81.8% to (58.1%) for fiscal 2008 as compared to 23.7% for fiscal 2007.  These decreases in both operating income and operating margin primarily related to the following:

•	The $22,137 impairment of goodwill associated with our ETS segment, as previously referred to in the discussion of our operating expenses.

Fiscal 2007 compared to Fiscal 2006

	Year Ended
	October 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

ETS segment revenue:
Royalties and leases	$ 5,691	$ 1,616	$ 4,075	252.2%
Sales	19,535	14,617	4,918	33.6
Service	373	128	245	191.4
Other	2,291	194	2,097	1,080.9
Total sales and service revenue	22,199	14,939	7,260	48.6
Total ETS segment revenue	$27,890	$ 16,555	$11,335	68.5
ETS segment gross profit	$13,891	$9,936	$3,955	39.8
ETS segment gross margin	49.8%	60.0%
ETS segment operating income	$6,600	$ (16,638)	$23,238	139.7
ETS segment operating margin	23.7%	(100.5%)
ETS installed base:
Lease seats, end of year	1,096	424	672	158.5
Sold seats, inception-to-date
Beginning of year	4,142	300	3,842	1,280.7
Sold during year	918	811	107	13.2
Less returns and exchanges	(20)	—	(20)	(100.0)
Stargames acquired base	—	3,031	(3,031)	(100.0)
Sold units, end of year	5,040	4,142	898	21.7
Total installed base	6,136	4,566	1,570	34.4%

For fiscal 2007, ETS segment revenue increased $11,335, or 68.5%, to $27,890 in fiscal 2007 as compared to $16,555 for fiscal 2006, primarily due to an increase in the total installed base of e-Table seats. The total installed base of e-Table seats was 6,136 for fiscal 2007 compared to 4,566 for fiscal 2006. Additionally, fiscal 2007 included a full year of operating results related to the e-Tables acquired from Stargames, compared to nine months of such results during the year ended October 31, 2006.

The increase in ETS royalty and lease revenue for fiscal 2007 compared to fiscal 2006 primarily reflects:

•
A net increase of 672 e-Table seats on lease. This increase was primarily related to the five year exclusive agreement with the Delaware State Lottery System to place 54 units or 270 seats, plus an additional 195 seats leased to several properties in Pennsylvania, of which 55 were converted to sales by year-end.

•	A 36.1% increase in the monthly average lease price in fiscal 2007 compared to fiscal 2006.

The increase in ETS sales and service revenue for fiscal 2007 compared to fiscal 2006 was primarily due to the following:

•	An increase in sales of Vegas Star to approximately $14,000 in fiscal 2007 as compared to approximately $8,000 in fiscal 2006.

•	Service and other revenue increased during fiscal 2007 to $2,664 compared to $322 during fiscal 2006. This increase is principally related to the increase in our installed base of e-Table seats.

           ETS gross profit increased $3,955, or 39.8%, to $13,891 for fiscal 2007 as compared to $9,936 for fiscal 2006.  Although ETS gross profit increased, ETS gross margin decreased 10.2% to 49.8% for fiscal 2007 as compared to 60% for fiscal 2006.  The increase in gross profit and decrease in gross margin were a result of the following:

•	The increase in gross profit was principally due to the increase in revenue referred to above.

•	Gross profit and gross margin in fiscal 2007 were negatively impacted by initial installation costs related to our Table Master and other e-Tables on lease.

•	An increase in the amortization expense primarily related to Stargames.

•
ETS gross profit and gross margin were also negatively impacted in fiscal 2007 by a charge of approximately $400 associated with the return of certain Stargames products that had been sold prior to our acquisition of Stargames.

ETS operating income increased $23,238, or 139.7%, to $6,600 for fiscal 2007 as compared to ($16,638) for fiscal 2006.  ETS operating margin also increased 124.2% to 23.7% for fiscal 2007 as compared to (100.5%) for fiscal 2006.  These increases in both operating income and operating margin primarily related to the following:

•
A one-time IPR&D charge applicable to the ETS segment recognized during fiscal 2006, related to the acquisition of Stargames. ETS segment operating margin, excluding the fiscal 2006 IPR&D charge, for fiscal 2007, increased to 23.7% from 15.1%. Such increase relates to the increases in gross profit and gross margin discussed above.

Electronic Gaming Machines Segment Operating Results

Fiscal 2008 compared to Fiscal 2007

	Year Ended
	October 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$ —	$33	$ (33)	(100.0%)
Sales	32,946	30,955	1,991	6.4
Other	9,952	8,281	1,671	20.2
Total sales and service revenue	42,898	39,236	3,662	9.3
Total EGM segment revenue	$42,898	$39,269	$3,629	9.2
EGM segment gross profit	$19,662	$14,027	$5,635	40.2
EGM segment gross margin	45.8%	35.7%
EGM segment operating income	$11,693	$7,390	$4,303	58.2
EGM segment operating margin	27.3%	18.8%
EGM installed base:
Lease seats, end of year	—	2	(2)	(100.0)
Sold seats, inception-to-date
Beginning of year	18,993	16,279	2,714	16.7
Sold during year	2,328	2,714	(386)	(14.2)
Sold units, end of year	21,321	18,993	2,328	12.3
Total installed base	21,321	18,995	2,326	12.2%

Total EGM segment revenue increased $3,629, or 9.2%, to $42,898 for fiscal 2008 as compared to $39,269 for fiscal 2007. The EGM segment revenue increase was primarily due to increases in EGM sales and EGM other revenue.

A $1,991, or 6.4%, increase in EGM sales revenue for fiscal 2008 compared to fiscal 2007 is primarily attributable to:

•
A significant increase in the average sales price to approximately $14,200 from approximately $11,400.  The increase in average sales price is being driven primarily from the success of some of our more popular titles, including the Pink Panther linked series of games, the successful rollout of newer games on the PC4 platform, and a large number of used machine sales negatively impacting the average sales price in the prior year.

•	Offset by a 386 unit decrease in the number of sold units.

The $1,671, or 20.2%, increase in EGM other revenue for fiscal 2008 compared to fiscal 2007 can be directly attributable to:

•	An increase of $4,189, or 193.0%, to $6,359 from $2,170 of parts and other peripheral sales related to previously sold EGM seats.

•	Offset by a decrease of $2,268, or 38.7%, to $3,592 from $5,860 of EGM conversion kits sales.

EGM gross profit increased $5,635, or 40.2%, to $19,662 for fiscal 2008 as compared to $14,027 for fiscal 2007.  EGM gross margin also increased 10.1% to 45.8% for fiscal 2008 as compared to 35.7% for fiscal 2007.  These increases in both gross profit and gross margin primarily related to the following:

•	Substantial increases in the average sales price of our EGMs as noted above.

•	The increased amount of peripheral sales which have a substantially higher margin than completed units.

•	Prior year margins were adversely impacted by a minimum royalty shortfall of $2,900 and inventory write-offs of $2,800 recognized at Stargames.

EGM operating income increased $4,303, or 58.2%, to $11,693 for fiscal 2008 as compared to $7,390 for fiscal 2007.  EGM operating margin also increased 8.5% to 27.3% for fiscal 2008 as compared to 18.8% for fiscal 2007.  These increases in both operating income and operating margin primarily related to the following:

•	The revenue increases as noted in our gross profit discussion, offset by an increase of $1,300 in the amount of R&D costs directly related to the EGM segment.

Fiscal 2007 compared to Fiscal 2006

	Year Ended
	October 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$ 33	$ —	$ 33	100.0%
Sales	30,955	13,687	17,268	126.2
Other	8,281	7,403	878	11.9
Total sales and service revenue	39,236	21,090	18,146	86.0
Total EGM segment revenue	$39,269	$21,090	$18,179	86.2
EGM segment gross profit	$14,027	$7,225	$ 6,802	94.1
EGM segment gross margin	35.7%	34.3%
EGM segment operating income	$ 7,390	$3,528	$ 3,862	109.5
EGM segment operating margin	18.8%	16.7%
EGM installed base:
Lease seats, end of year	2	—	2	100.0
Sold seats, inception-to-date
Beginning of year	16,279	—	16,279	100.0
Sold during year	2,714	1,607	1,107	68.9
Stargames acquired base	—	14,672	(14,672)	(100.0)
Sold units, end of year	18,993	16,279	2,714	16.7
Total installed base	18,995	16,279	2,716	16.7%

For fiscal 2007, EGM segment revenue increased $18,179, or 86.2%, to $39,269 in fiscal 2007 as compared to $21,090 for fiscal 2006, primarily due to an increase of 1,107 in EGM seats sold from 1,607 to 2,714. In addition, fiscal 2007 includes a full year of operating results related to Stargames as compared to nine months in fiscal 2006.

EGM gross profit increased $6,802, or 94.1%, to $14,027 for fiscal 2007 as compared to $7,225 for fiscal 2006.  EGM gross margin also increased 1.4% to 35.7% for fiscal 2007 as compared to 34.3% for fiscal 2006.  Theses increases in gross profit and gross margin were a result of the following:

•	An approximate 33.9% increase in EGM average sales price from fiscal 2006, improving profit margins on units sold.

•	Offset by a minimum royalty shortfall related to our arrangement with WMS in the amount of $2,900, and a total of $2,800 in inventory write-offs recognized at Stargames.

•	In fiscal 2006, EGM gross margins were negatively impacted by the applicable portion of a book to physical inventory adjustment of $1,300 related to Stargames.

EGM operating income increased $3,862, or 109.5%, to $7,390 for fiscal 2007 as compared to $3,528 for fiscal 2006.  EGM operating margin also increased 2.1% to 18.8% for fiscal 2007 as compared to 16.7% for fiscal 2006.  These increases in both operating income and operating margin primarily related to the following:

•	The factors that contributed to the gross profit and gross margin effects noted above.

•	A slight proportionate decrease in the amount of R&D costs directly related to the EGM segment.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory, products leased and held for lease and sales-type leases and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property.

We have outstanding Notes due in 2024.  The holders of the Notes may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

On July 14, 2008, we commenced a Tender Offer for our Notes.  Pursuant to the Tender Offer, we purchased $89,350 in aggregate principal amount of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  On September 29, 2008, we repurchased an additional $20,384 of our Notes in a separate transaction on the open market. In addition, on December 10, 2008 (subsequent to the end of fiscal 2008), we settled an additional $10,000 of our Notes in a separate open market transaction.  Accordingly, we currently have $30,258 of Notes outstanding. We continue to expect that the remaining noteholders will exercise their repurchase option on April 15, 2009.

We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining outstanding Notes.  As of October 31, 2008, we had $16,000 drawn under our Revolver and approximately $84,000 of available remaining credit under the Revolver.  Any remaining amount available under the Revolver will be used to satisfy the remaining outstanding Notes, for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

On July 14, 2008, we entered into the Second Amendment to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 Term Loan and reduced our incremental facility from $100,000 to $35,000.  The Term Loan was funded in full on August 25, 2008, resulting in net proceeds of $63,438.

Our Senior Secured Credit Facility contains two financial maintenance covenants: a Total Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 4.25 to 1.0.  Our Total Leverage Ratio as of October 31, 2008 was 2.3 to 1.0.  We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of October 31, 2008 was 8.3 to 1.0.

On July 25, 2008, we sold 17,647 shares of our common stock in a public offering at $4.25 per share, resulting in net proceeds of $69,974.  In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647 shares of our common stock at $4.25 per share.  On August 1, 2008, the Underwriters exercised their over-allotment option in full and purchased 2,647 shares, resulting in net proceeds of $10,479.  As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an underwriting fee, legal fees, independent registered public accountant fees and printing fees. Total aggregate net proceeds from the Offering and the exercise of the over-allotment option were $80,453 on 20,294 total shares.

Net proceeds from the Term Loan, the Offering and the exercise of the Underwriters’ over-allotment option have been used to repurchase a portion of the Notes as described above and to pay down our Revolver.

Working capital

The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2008	2007	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$5,374	$ 4,392	$ 982	22.4%
Working capital	$7,739	$61,768	$(54,029)	(87.5%)
Current ratio	1.1 : 1	2.6 : 1	(1.5)	(57.7%)

The decline of our working capital and current ratio year over year primarily relates to long term debt classifications to current debt.  This debt is expected to be satisfied through either cash on hand or a draw on our Revolver, which matures in November 2011.

CASH FLOWS SUMMARY

Fiscal 2008 compared to Fiscal 2007

	Year Ended
	October 31,		Provided	Percentage
	2008	2007	(Used)	Change
	(In thousands)

Operations	$ 44,018	$ 33,048	$ 10,970	33.2%
Investing	(5,812)	(33,119)	27,307	82.5%
Financing	(37,256)	(3,513)	(33,743)	(960.5%)
Effects of exchange rate changes on cash	32	(930)	962	103.4%
Net Change	$ 982	$ (4,514)	$ 5,496	121.8%

Capital expenditures

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Year ended
	October 31,		Provided	Percentage
	2008	2007	(Used)	Change
	(In thousands)

Payments for products leased and held for lease	$(13,670)	$(10,085)	$(3,585)	(35.5%)
Purchases of property and equipment	(2,554)	(2,774)	220	7.9%
Purchases of intangible assets	(1,202)	(2,397)	1,195	49.9%
Total capital expenditures	$(17,426)	$(15,256)	$(2,170)	(14.2%)

Operations

           Cash flows provided by operating activities increased $10,970, or 33.2%, to $44,018 for fiscal 2008 as compared to $33,048 for fiscal 2007, primarily due to the following:

Non-cash goodwill impairment charge of $22,137 in fiscal 2008 which did not exist in fiscal 2007.

•	Reductions in inventory of $8,580 in fiscal 2008 as compared to cash used for inventory of ($5,803) in fiscal 2007.

•
Increased depreciation and amortization expense of $4,019, or 20.7%, to $23,440 in fiscal 2008 as compared to $19,421 in fiscal 2007. This increase is due to the acquisition of the PGIC TGD business effective September 28, 2007, in addition to our increased leased asset base as a result of our continued emphasis on leasing versus selling.

•	Increase of $1,560 due to an impairment and sale of our investment in Sona.

•	Offset by a gain on the early extinguishment of our Notes of $1,773 for fiscal 2008 as compared to $0 in fiscal 2007.

•
Offset by a gain on the sale of our fractional ownership corporate airplane of $738 for fiscal 2008 as compared to $0 in fiscal 2007. See SG&A discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

•	Offset by a gain on sale of leased assets of $7,238 for fiscal 2008 as compared to $2,511 in fiscal 2007.

We experienced reductions in our inventory balances as a result of a formal emphasis on inventory management, improved forecasting and strong revenue performance. Our goal is to reduce manufacturing costs across all of our product lines. We expect to reduce the cost of manufacturing through cost savings initiatives. While these initiatives are in place, they did not impact our results of operations, financial position, or cash flows until the end of fiscal 2008 and will continue to impact future periods. The result of our formal emphasis on inventory management was first demonstrated in our first quarter of fiscal 2008 and has continued in future periods. Our general inventory reduction plan includes the following key components: the addition of operations personnel in certain facilities, improved forecasting resulting in better demand planning and specific inventory reduction goals for operations personnel.

Investing

Cash flows used by investing activities decreased $27,307, or 82.5%, to ($5,812) for fiscal 2008 as compared to ($33,119) in fiscal 2007 primarily due to the following:

•	Proceeds received from the sale of our fractional ownership in a corporate airplane of approximately $1,309.

•	Proceeds received from the sale of leased assets of $9,247 in fiscal 2008 as compared to $4,070 in fiscal 2007.

•
Decrease in cash used in business acquisitions of $21,946, or 100%, to $0 for fiscal 2008 as compared to $21,946 in fiscal 2007. The prior year amounts relate to our acquisition of the PGIC TGD.  See Note 2 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for more information.

•
Offset by an increase in payments for products leased and held for lease of $3,585, or 35.5%, to ($13,670) for fiscal 2008 as compared to ($10,085) in fiscal 2007. Consistent with our strategy of leasing versus selling, we expect this trend to continue.

Financing

Cash flows used by financing activities increased $33,743, or 960.5%, to ($37,256) for fiscal 2008, as compared to ($3,513) in fiscal 2007 primarily due to the following:

•
Increase in debt payments of $113,444, or 122.8%, to ($205,823) for fiscal 2008 as compared to ($92,379) in fiscal 2007. For fiscal 2008, debt payments related to our Notes and Revolver.  For fiscal 2007, the debt payments primarily included payments made on our Old Credit Agreement.

•	Increase in repurchases of our common stock of $5,192, or 268.6%, to ($7,125) for fiscal 2008 as compared to ($1,933) for fiscal 2007.

•
Offset by cash received from the Offering, which resulted in total net proceeds of $80,453.  See Note 2 in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for more information.

Fiscal 2007 compared to Fiscal 2006

	Year Ended
	October 31,		Provided	Percentage
	2007	2006	(Used)	Change
	(In thousands)

Operations	$ 33,048	$ 34,021	$ (973)	(2.9%)
Investing	(33,119)	(104,142)	71,023	68.2%
Financing	(3,513)	65,923	(69,436)	(105.3%)
Effects of exchange rates	(930)	(175)	(755)	(431.4%)
Net Change	$ (4,514)	$ (4,373)	$ (141)	(3.2%)

Capital expenditures

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Year ended
	October 31,		Provided	Percentage
	2007	2006	(Used)	Change
	(In thousands)

Payments for products leased and held for lease	$(10,085)	$ (9,167)	$(918)	(10.0%)
Purchases of property and equipment	(2,774)	(2,196)	(578)	(26.3%)
Purchases of intangible assets	(2,397)	(4,313)	1,916	44.4%
Total capital expenditures	$(15,256)	$(15,676)	$ 420	2.7%

Operations

Cash flows provided by operating activities decreased $973, or 2.9%, to $33,048 for fiscal 2007 as compared to $34,021 for fiscal 2006, primarily due to the following:

•
A decrease in non-cash items of $11,613, or 30.2%, to $26,875 for fiscal 2007 as compared to $38,488 for fiscal 2006, substantially due to the impact of the one-time IPR&D charge that occurred during fiscal 2006, in relation to the Stargames acquisition. Non-cash items are comprised of depreciation and amortization, amortization of debt issuance costs, share based compensation expense, provision for bad debts, write-down for inventory obsolescence and equity method investment loss.

•
A decrease in income tax related items of $8,333, or 255.1%, to ($11,599) for fiscal 2007 as compared to ($3,266) for fiscal 2006.  Income tax related items include prepaid income taxes, deferred income taxes, tax benefit from stock option exercises, income taxes, net of stock option exercise, and are net of excess tax benefit from stock option exercises.

•
An increase in sales-type leases and notes receivable of $9,260, or 376.6%, to $6,801 for fiscal 2007 as compared to ($2,459) for fiscal 2006.  We have historically utilized sales-type leases and notes receivable as a means to provide financing alternatives to our customers for certain of our products. It was our intent to continue offering a variety of financing alternatives, predominantly operating leases and secondarily sales, sales-type leases and notes receivable, to meet our customers’ product financing needs, which may vary from year to year and even quarter to quarter.  However, as we shifted more towards a leasing versus selling model, predominantly in the United States, we also significantly increased the interest rates on new sales-type leases and notes receivables.

•	Other changes in operating assets and liabilities primarily consisted of net changes in accounts receivable,

•
inventories, accounts payable, accrued liabilities and customer deposits and deferred revenue. The increase in inventories is related to our EGMs and e-Tables as compared to our traditional shufflers and live proprietary table games. The increase in raw materials inventory is related to the rollout of our i-Deal shuffler and component parts related to our next generation PC4 platform.

Investing

Cash flows used by investing activities decreased $71,023, or 68.2%, to ($33,119) for fiscal 2007 as compared to ($104,142) in fiscal 2006 primarily due to the following:

•
A decrease in cash used by business acquisitions of $92,662, or 80.9%, to ($21,946) for fiscal 2007 as compared to ($114,608) for fiscal 2006.  In fiscal 2007, business acquisitions included PGIC TGD and Stargames.  In fiscal 2006, business acquisitions included Stargames.

Financing

Cash flows used by financing activities increased $69,436, or 105.3%, to ($3,513) for fiscal 2007, as compared to $65,923 in fiscal 2006 primarily due to the following:

•
An increase in debt repayments of $36,812, or 66.2%, to ($92,379) for fiscal 2007 as compared to ($55,567).  Debt repayments for fiscal 2007 included payments on the Old Credit Agreement, our Revolver and our Notes.  Debt repayments for fiscal 2006 included payments on the Old Credit Agreement and our Notes.

•
A decrease in debt proceeds of $30,715, or 25.9%, to $87,884 for fiscal 2007 as compared to $118,599 for fiscal 2006.  Debt proceeds for fiscal 2007 primarily related to our Revolver and debt proceeds for fiscal 2006 primarily related to our Notes.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations.  The following table summarizes our current and long-term liabilities, material obligations and commitments to make future payments under certain contracts, including current and long-term debt obligations, purchase commitments and operating leases.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual obligations:
Debt
Term Loan (1)	$ 65,000	$ 650	$64,350	$ —	$ —
Interest on the Term Loan (2)	6,094	2,925	3,169	—	—
Contingent convertible senior notes (the "Notes") (3)	40,258	40,258	—	—	—
Interest on the Notes (4)	251	251	—	—	—
Senior secured revolving credit facility (the "Revolver") (5)	16,000	—	16,000	—	—
Interest on the Revolver (6)	2,150	1,032	1,118	—	—
PGIC TGD contingent consideration, including imputed interest (7)	2,444	845	1,415	184	—
BTI acquisition contingent consideration (8)	527	—	—	—	527
Kings Gaming Inc. contingent consideration, including imputed interest (9)	508	—	508	—	—
Magnum Gaming (Bet the Set "21") (10)	412	—	—	—	412
Other
Purchase commitments (11)	10,805	10,805	—	—	—
Operating leases (12)	8,281	2,080	3,268	2,574	359
FIN 48 tax liability (13)	1,739	—	—	—	—
Other (14)	944	172	151	170	451
Total contractual obligations	$155,413	$59,018	$89,979	$2,928	$1,749

(1)
Represents the outstanding amount on our $65,000 Term Loan, entered into on July 14, 2008, in connection with the Second Amendment to our Senior Secured Credit Facility.  The Term Loan matures on November 30, 2011.

(2)	Represents interest on the outstanding balance of the Term Loan.

(3)	Represents the remaining Notes that were not purchased as part of our Tender Offer for the Notes, expected to be put back to us by the holders on April 15, 2009.

(4)	Represents interest on the remaining Notes.

(5)	Represents the amount on our $100,000 Revolver as of October 31, 2008. The Revolver matures on November 30, 2011.

(6)	Represents interest on the outstanding balance, as of October 31, 2008, on the Revolver assuming no changes to such balance.

(7)	Represents minimum consideration in connection with our acquisition of PGIC’s worldwide table game division.

(8)
Represents contingent installment payments in connection with our acquisition of Bet Technology, Inc. (“BTI”), which were computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.

(9)	Represents contingent interest payments in connection with our purchase of the Play Four Poker patent and trademark from Kings Gaming Inc.

(10)	Represents contingent consideration in connection with our acquisition of Bet the Set "21".

(11)	Represents short-term open purchase orders with our vendors.

(12)	Represents operating lease agreements for our Las Vegas headquarters, Stargames facilities and other field service facilities.

(13)	Represents the total unrecognized tax benefits under FIN 48. We are unable to determine the unrecognized tax benefits due each year.

(14)	Represents other current and long term liabilities.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(In thousands, except per share amounts)

2008:
Revenue	$37,897	$49,003	$49,492	$53,614
Gross profit	21,846	29,190	29,131	30,735
Income (Loss) from continuing operations	(1,803)	3,049	2,998	(15,046)
Net income (loss)	(1,803)	3,048	2,998	(15,046)
Earnings (Loss) per share - continuing operations:
Earnings (Loss) per share, basic (a)	(0.05)	0.09	0.08	(0.28)
Earnings (Loss) per share, diluted (a)	(0.05)	0.09	0.08	(0.28)

2007:
Revenue	$37,341	$44,644	$45,135	$51,731
Gross profit	23,173	26,675	25,913	28,104
Income from continuing operations	1,951	3,427	2,736	8,187
Net income	2,025	3,440	2,735	8,179
Earnings per share - continuing operations:
Earnings per share, basic	0.06	0.10	0.08	0.24
Earnings per share, diluted	0.05	0.10	0.08	0.23

(a) Due to the effect of the equity offering of 20,294 common shares in July 2008, the earnings (loss) per share calculation by quarter does not sum to our total annual earnings per share reported in our Consolidated Statements of Income in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K due to the weighting of those shares for each period presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Contingent convertible senior notes. We estimate that the fair value of our Notes, as of October 31, 2008, was $39,050. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $12. Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would have no effect on the fair value of our Notes as the market value of our stock is significantly below the conversion price.  These changes would have no impact on interest expense as the Note bears a fixed interest rate.

Interest rate risk.  As of October 31, 2008, we had approximately $81,000 of variable rate debt. Assuming a 1% change in the average interest rate as of October 31, 2008, our annual interest cost would change by approximately $810.

Foreign currency risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the fiscal years ended 2008, 2007 and 2006, were the Australian dollar and the Euro.  We net settle inter-company trade balances, which results in the recognition of foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation”.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shuffle Master, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Shuffle Master, Inc. and subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related consolidated statements of operation, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2008.  Our audits also included financial statement Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended October 31, 2008.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on November 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 14, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

January 14, 2009

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF OPERATION

	Year Ended October 31,
	2008	2007	2006
	(In thousands, except per share amounts
Revenue:
Product leases and royalties	$ 70,898	$ 56,426	$ 49,551
Product sales and service	118,948	122,315	113,202
Other	160	110	238
Total revenue	190,006	178,851	162,991
Costs and expenses:
Cost of leases and royalties	21,866	17,221	11,794
Cost of sales and service	57,238	57,764	44,927
Gross profit	110,902	103,866	106,270
Selling, general and administrative	71,350	61,947	51,299
Research and development	18,474	17,337	12,910
Impairment of goodwill	22,137	—	—
Gain on sale of patent	—	—	(4,566)
Acquired in-process research and development	—	—	19,145
Total costs and expenses	191,065	154,269	135,509

Income (Loss) from operations	(1,059)	24,582	27,482

Other expense:
Interest income	1,759	1,644	1,998
Interest expense	(6,630)	(7,487)	(6,863)
Other, net	1,261	(4,131)	(1,834)
Total other expense	(3,610)	(9,974)	(6,699)
Gain on early extinguishment of debt	1,773	—	—
Impairment of investment	(1,560)	—	(1,655)
Equity method investment loss	—	(306)	(416)
Income (Loss) from continuing operations before tax	(4,456)	14,302	18,712
Income tax provision (benefit)	6,346	(1,999)	13,373
Income (Loss) from continuing operations	(10,802)	16,301	5,339
Discontinued operations, net of tax	(1)	78	(246)
Net income (loss)	$(10,803)	$ 16,379	$ 5,093

Basic earnings (loss) per share:
Continuing operations	$ (0.27)	$ 0.47	$ 0.15
Discontinued operations	—	—	—
Net income (loss)	$ (0.27)	$ 0.47	$ 0.15

Diluted earnings (loss) per share:
Continuing operations	$ (0.27)	$ 0.46	$ 0.15
Discontinued operations	—	—	(0.01)
Net income (loss)	$ (0.27)	$ 0.46	$ 0.14

Weighted average shares outstanding:
Basic	40,006	34,680	34,585
Diluted	40,006	35,276	36,052

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$ 5,374	$ 4,392
Accounts receivable, net of allowance for bad debts of $584 and $476	28,915	35,045
Investment in sales-type leases and notes receivable, net of allowance	5,655	9,092
for bad debts of $202 and $236
Inventories	22,753	34,081
Prepaid income taxes	7,459	4,110
Deferred income taxes	5,318	7,959
Other current assets	4,925	5,286
Total current assets	80,399	99,965
Investment in sales-type leases and notes receivable, net of current portion	1,961	6,124
Products leased and held for lease, net	21,054	15,886
Property and equipment, net	9,143	11,242
Intangible assets, net	66,153	91,343
Goodwill	60,929	105,354
Deferred income taxes	10,013	14,476
Other assets	12,294	15,377
Total assets	$261,946	$359,767

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 10,645	$ 11,548
Accrued liabilities	13,269	15,015
Customer deposits	2,211	2,213
Deferred revenue	4,610	5,489
Current portion of long-term debt and other current liabilities	41,925	3,932
Total current liabilities	72,660	38,197
Long-term debt, net of current portion	83,396	231,339
Other long-term liabilities	2,659	1,359
Deferred income taxes	373	1,238
Total liabilities	159,088	272,133
Commitments and Contingencies (See Note 15)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,535 and
35,198 shares issued and outstanding	535	352
Additional paid-in capital	83,710	6,492
Retained earnings	26,823	38,770
Accumulated other comprehensive income (loss)	(8,210)	42,020
Total shareholders' equity	102,858	87,634
Total liabilities and shareholders' equity	$261,946	$359,767

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated	Total
			Additional	Deferred		Other	Share-
	Common Stock		Paid-in	Compen-	Retained	Comprehensive	holders'
	Shares	Amount	Capital	sation	Earnings	Income (loss)	Equity
	(In thousands)

Balance, November 1, 2005	34,527	$ 345	$ —	$ (5,788)	$ 17,298	$ 1,545	$ 13,400

Comprehensive Income:
Net Income	—	—	—	—	5,093	—	5,093
Currency translation	—	—	—	—	—	7,382	7,382
Reclassification of loss on investments	—	—	—	—	—	165	165
Total comprehensive income							12,640

Reclass deferred compensation to APIC	—	—	(5,788)	5,788	—	—	—
Stock repurchased	(317)	(3)	(8,662)	—	—	—	(8,665)
Options exercised	697	7	7,867	—	—	—	7,874
Shares surrendered and retired for stock option exercises	(76)	(1)	(2,119)	—	—	—	(2,120)
Share-based compensation expense	—	—	5,512	—	—	—	5,512
Tax benefit from stock option exercises	—	—	3,908	—	—	—	3,908
Issuance of restricted stock	64	1	(1)	—	—	—	—
Balance, October 31, 2006	34,895	349	717	—	22,391	9,092	$32,549

Comprehensive Income:
Net Income	—	—	—	—	16,379		16,379
Currency translation	—	—	—	—	—	32,850	32,850
Reclassification of loss on investments	—	—	—	—	—	78	78
Total comprehensive income							49,307

Stock repurchased	(77)	(1)	(1,962)	—	—	—	(1,963)
Options exercised	229	3	2,544	—	—	—	2,547
Shares surrendered and retired for stock option exercises	(76)	(1)	(750)	—	—	—	(751)
Share-based compensation expense	—	—	4,812	—	—	—	4,812
Tax benefit from stock option exercises	—	—	1,133	—	—	—	1,133
Issuance of restricted stock	227	2	(2)	—	—	—	—
Balance, October 31, 2007	35,198	352	6,492	—	38,770	42,020	$87,634

Comprehensive Income:
Net Income (loss)	—	—	—	—	(10,803)	—	(10,803)
Currency translation	—	—	—	—	—	(50,152)	(50,152)
Reclassification of loss on investments	—	—	—	—	—	(123)	(123)
Tax on unrealized loss on investments						45	45
Total comprehensive income							(61,033)

Stock issued	20,294	202	80,250	—	—	—	80,452
Stock repurchased	(2,000)	(20)	(7,105)	—	—	—	(7,125)
Shares surrendered and retired for stock option exercises	(16)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,189	—	—	—	4,189
Tax effect from stock option exercises	—	—	(115)	—	—	—	(115)
FIN 48 Adoption	—	—	—	—	(1,144)	—	(1,144)
Issuance of restricted stock	59	1	(1)				—
Balance, October 31, 2008	53,535	$535	$83,710	$ —	$26,823	$(8,210)	$102,858

See notes to consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,803)	$ 16,379	$ 5,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,440	19,421	16,662
Amortization of debt issuance costs	1,339	1,327	1,511
Gain on early extinguishment of debt	(1,773)	—	—
Share-based compensation	4,189	4,812	5,512
Acquired in-process research and development	—	—	19,145
Gain on patent sale	—	—	(4,566)
Equity method investment loss	—	306	416
Impairment of investment	1,560	—	1,655
Impairment of goodwill	22,137	—	—
Provision for bad debts	92	(406)	(537)
Write-down for inventory obsolescence	72	1,415	345
Gain on sale of assets	(738)	—	—
Gain on sale of leased assets	(7,238)	(2,511)	—
Excess tax benefit from stock option exercises	—	(854)	(3,682)
Tax benefit from stock option exercises	—	279	226
Changes in operating assets and liabilities:	—
Accounts receivable	2,256	1,245	(2,407)
Investment in sales-type leases and notes receivable	7,597	6,801	(2,459)
Inventories	8,580	(5,803)	(4,033)
Accounts payable and accrued liabilities	(5,639)	5,505	(2,434)
Customer deposits and deferred revenue	(1,411)	(232)	3,382
Income taxes, net of stock option exercises	(9)	(20)	—
Deferred income taxes	2,893	(8,315)	(3,042)
Prepaid income taxes	(3,937)	(2,690)	3,232
Other	1,411	(3,611)	2
Net cash provided by operating activities	44,018	33,048	34,021

Cash flows from investing activities:
Proceeds from sale and maturities of investments	65	13	49,232
Proceeds from sale of assets	2,302	—	—
Proceeds from sale of leased assets	9,247	4,070	1,845
Proceeds from sale of patent, net	—	—	7,500
Purchases of investments	—	—	(32,435)
Payments for products leased and held for lease	(13,670)	(10,085)	(9,167)
Purchases of property and equipment	(2,554)	(2,774)	(2,196)
Purchases of intangible assets	(1,202)	(2,397)	(4,313)
Acquisition of businesses, net of cash acquired	—	(21,946)	(114,608)
Net cash used by investing activities	(5,812)	(33,119)	(104,142)

Cash flows from financing activities:
Debt proceeds	97,500	89,606	119,153
Debt repayments	(205,823)	(92,379)	(55,567)
Debt issuance costs	(2,261)	(1,722)	(554)
Proceeds from issuances of common stock, net	80,453	2,061	7,874
Repurchases of common stock	(7,125)	(1,933)	(8,665)
Excess tax benefit from stock option exercises	—	854	3,682
Net cash (used) provided by financing activities	(37,256)	(3,513)	65,923

Effect of exchange rate changes on cash	32	(930)	(175)

Net increase (decrease) in cash and cash equivalents	982	(4,514)	(4,373)
Cash and cash equivalents, beginning of year	4,392	8,906	13,279
Cash and cash equivalents, end of year	$ 5,374	$ 4,392	$ 8,906

See notes to the consolidated financial statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Non-cash Investing and Financing transactions:
Accrued direct acquisition costs related to acquisitions	$ —	$ 792	$ 1,750
Note payable and contingent consideration issued in
connection with the acquisition of a business or assets	—	2,922	—
Issuance of restricted stock	686	5,773	2,113
Non-cash prepaid royalty	—	1,750	—
Cash paid for:
Income taxes, net of refunds	$6,007	$8,475	$11,033
Interest	6,815	5,844	5,559

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

Utility.  Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. Additionally, we have acquired or are developing products, such as our i-Shoe Auto™ card reading shoe, that gather data and enable casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

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

We intend to broaden our PTG content through development and acquisition. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers' Malta-based subsidiary, Guardian Gaming, operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal. Internet gaming is not legal in the United States. Guardian Gaming launched Shuffle Master Live! in November 2007.

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the i-Table™, Table Master™, Vegas Star®, and Rapid Table Games™.  Our i-Table platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler to dramatically improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  Through our Australian subsidiary, Stargames Limited (“Stargames”), we offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include

Drifting Sands 3, Ninja 3, The Pink Panther series of linked games (iChing, Kelly Country, Deep Sea Dollars, Cuba, Galapagos Wild, Sunset on the Serengeti and Lonesome George), and the new Grand Central progressive link.

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

Principles of consolidation. Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with accounting principles generally accepted in the United States ("GAAP") and include all adjustments necessary to fairly present our consolidated results of operations, financial position and cash flows for each period presented.

Our consolidated financial statements include the accounts of Shuffle Master, Inc. and our wholly-owned domestic and foreign subsidiaries. All inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Use of estimates and assumptions. The preparation of our consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) The subjective and complex judgments for revenue recognition typically involve whether collectibility is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements.  In addition, multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenu to be recognized and the period and conditions under which deferred revenue should be recognized.  The ability to establish vendor specific objective evidence of fair value for our products and services also requires judgement by management.  (2) allowance for doubtful accounts; (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; and (8) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Concentration of credit risk. Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable, investments in sales-type leases and notes receivable. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts. Accounts receivable, investments in sales-type leases and notes receivable have concentration of credit risk because they all relate to our customers in the gaming industry.  We grant customers credit terms for periods of 120 days or less or may grant extended credit terms, with interest at prevailing rates, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding and the ability to actually repossess the equipment may not always be undisputed or able to be effectively executed.

From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. As of October 31, 2008 and 2007, no customer balances exceeded 10% of our net trade accounts receivable. As of October 31, 2008 and 2007, no single customer's balance exceeded 10% of our investment in sales-type leases and notes receivable.  For the fiscal years ended 2008, 2007 and 2006, no individual customer accounted for more than 10% of consolidated revenue.

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

Investment in Sona and other investments. Our investment in and the operating results of Sona Mobile Holdings Corp. ("Sona") which is not required to be consolidated in our consolidated financial statements, was previously accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 18, " The Equity Method of Accounting for Investments in Common Stock" ("APB 18"), based on our assessment of our relationship with Sona at the time of the investment. In our initial assessment, we concluded that we had the ability to exercise significant influence over Sona due to our former President having a seat on the Sona Board of Directors. Due to the resignation of our former President from the

Sona Board of Directors on June 12, 2007, using the guidance of APB 18, we concluded that we no longer had the ability to exercise significant influence over Sona and that the equity method of accounting was no longer appropriate for our investment. Since June 12, 2007, we have accounted for our investment under the cost method of accounting on a prospective basis and as an available for sale marketable security using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 115, " Accounting for Certain Investments in Debt and Equity Securities" .

We review our investments for other than temporary impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. During our third quarter ended July 31, 2008, we analyzed our cost method investment in Sona and, due to the severity and duration in the decline in fair value, we recorded a $1,486 impairment write-down, as we determined that the investment was other than temporarily impaired.  This impairment write-down represented the difference between our historical book value and fair market value at July 31, 2008.  Additionally, we sold our investment in Sona in the fourth quarter of fiscal 2008 and recorded an additional pre-tax loss of $74 in impairment of investments, net of $65 proceeds received from the sale, for a total of $1,560, which is reflected in the consolidated statements of operations for fiscal 2008.  There was no such impairment loss recorded during fiscal 2007. During fiscal 2006 we recognized pre-tax impairment charges of $1,655 related to our investment in Sona.

Inventories.  Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. We regularly review inventory quantities and update estimates for the net realizable value of inventories due to the subjectivity involved in projecting sales volumes, used game sales values, refurbishment costs, and product demand. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release.

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of $72, $1,415 and $345 for fiscal years 2008, 2007 and 2006, respectively.  There was no such inventory write-down for fiscal 2008.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Products leased and held for lease. Our products are primarily leased to customers pursuant to operating leases. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over the estimated useful life of three to five years. We provide maintenance of our products on lease as part of our normal lease agreements.

Property and equipment. Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life of the asset of three to eight years, or lease terms, if shorter, for leasehold improvements.

We also review these assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount.

Goodwill and other intangible assets. We account for goodwill and other intangibles under the guidance of SFAS No. 141, "Accounting for Business Combinations "("SFAS 141") and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142").

We review our goodwill for impairment annually in October or when circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The review is performed at the reporting unit level, which we have determined is the equivalent to our reportable segments. The goodwill impairment test is a two-part test.  In the first step, we selected a discounted cash flows model of the income approach and the Guideline Public Company Model of the market approach to be used to assess the fair value of our reporting unit.  These two methodologies were equally weighted in determining a fair value.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit's goodwill exceeds its fair value.

In October 2008, we performed our annual goodwill impairment analysis and determined the book value of our ETS segment’s goodwill exceeded its fair value as of October 31, 2008, using the two-part test discussed above, which is discussed in detail in Note 6.  As a result of our determination of the implied value of goodwill, we recorded an impairment charge of $22,137 on our consolidated statements of operations for fiscal 2008.  For fiscal 2007 and 2006, no goodwill impairments were recorded.

Intangible assets include intellectual property for games, patents, trademarks, tradenames, copyrights, licenses, developed technology, customer relationships, backlog and non-compete agreements that were purchased separately or acquired in connection with a business combination. Except for the tradenames related to the Stargames and Casinos Austria Research & Development GmbH & Co KG ("CARD") acquisitions, which are not subject to amortization, all of our significant intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 1 to 15 years. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenant not to compete, we amortize on a straight-line basis over their useful lives, using the straight-line amortization method.

We review our indefinite lived intangible assets for impairment annually in October or when circumstances indicate that the carrying amount of an asset may not be fully recoverable from discounted estimated future cash flows using the income approach.  We would record an impairment loss if the carrying amount of the indefinite lived intangible asset is not recoverable and the carrying amount exceeds its estimated fair value.

In October 2008, we performed our annual indefinite lived intangible asset impairment analysis for Stargames and CARD tradenames, which is discussed in Note 6, and determined no impairment was indicated.  No impairments were recorded in fiscal 2007 or 2006.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and indefinite lived intangible assets, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life, in accordance with SFAS 144 and SFAS 142.  We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value.  For fiscal 2008, 2007 and 2006 we did not have any such impairment loss.

Business combinations. We account for business combinations in accordance with SFAS 141.  SFAS 141 requires that we record the net assets of acquired businesses at fair value, and we must make estimates and assumptions to determine the fair value of acquired assets and assumed liabilities.

During fiscal 2007 and 2006, we acquired Progressive Gaming International Corporation’s (“PGIC”) Table Game Division ("TGD") and Stargames, respectively. As a part of the valuation process, we applied significant judgment and utilized a variety of assumptions in determining the fair value of acquired assets and liabilities assumed, and in-process research and development, including market data, estimated future cash flows, growth rates, current replacement cost for similar capacity for certain fixed assets, market rate assumptions for contractual obligations and settlement plans for contingencies and liabilities.

Revenue recognition. We recognize revenue when the following criteria are met:

•	persuasive evidence of an arrangement between us and our customer exists;

•	shipment has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectibility is reasonably assured and/or probable.

We earn our revenue in a variety of ways. We offer our products for lease or sale as well as sell service and warranty contracts for our sold equipment.

Product lease and royalty revenue—Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. We recognize revenue monthly, generally based on a monthly fixed fee, generally through indefinite term operating leases. Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.

Product sales and service revenue—We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 30 to 60 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Certain of our products contain software, and as such we have considered the guidance contained in Statement of Position ("SOP") 97-2, "Software Revenue Recognition " (“SOP 97-2”), as modified by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions. "  Under this guidance when leasing or selling software we consider whether the software component is incidental to the product as a whole based on the following criteria:

•	Whether the software is a significant focus of the marketing effort or is sold separately.

•	Whether post-contract customer support or PCS (PCS includes the right to receive services or unspecified upgrades/enhancements, or both, offered to users or resellers) is provided.

•
Whether the development and production costs of the software as a component of the cost of the product is incidental as defined in SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ".

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

Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product. If an arrangement requires the delivery or performance of multiple elements, we apply the guidance from SOP 97-2, as amended, Emerging Issues Task Force ("EITF") No. 03-05, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software " and EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." Deliverables are divided into separate units of accounting if:

•	The delivered items have value to the customer on a stand alone basis;

•	we have objective and reliable evidence of the fair value of the undelivered items; and

•	delivery of any undelivered item is considered probable and substantially in our control.

If these criteria are not met, we do not recognize revenue until all essential elements have been delivered. If the installation of the product is not considered inconsequential and perfunctory, then we defer revenue recognition until installation is complete.

The subjective and complex judgments for revenue recognition typically involve whether collectability is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements. In addition, multiple elements arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized. The ability to establish vendor specific objective evidence of fair value for our products and services also requires judgment by management.

Income taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. The standard requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied. Except for certain foreign net operating losses, we believe that it is more likely than not that our deferred tax assets are fully realizable because of the future reversal of existing taxable temporary differences and future projected taxable income.

In November 2007, we adopted Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109” (“FIN 48”), which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  See Note 13 for additional information.

Share based compensation.  We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and Staff Accounting Bulletin (“SAB”) No. 107, "Share-Based Payment" ("SAB 107"), requiring the measurement and recognition of all share-based compensation under the fair value method.  SFAS 123R requires that all stock-based compensation, including shares and share-based awards to employees, be valued at fair value. We measure the fair value of share-based awards using the Black-Scholes model.

Under the provisions of SFAS 123R, compensation is attributed to the periods of associated service and such expense is recognized on a straight-line basis over the vesting period of the awards. Forfeitures are estimated at the time of grant, with such estimate updated when actual forfeitures are recognized.

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

Advertising costs. We expense advertising and promotional costs as incurred, which totaled approximately $2,769, $2,353 and $2,069, for the fiscal years ended October 31, 2008, 2007 and 2006, respectively.

Research and development costs. We incur research and development costs to develop our new and next-generation products. Our products generally reach technological feasibility when we receive gaming regulatory product approval which generally occurs concurrent with our products being made available to our customers. Accordingly, research and development costs are expensed as incurred.

Foreign currency translation. Our foreign subsidiaries' asset and liability accounts are translated into U.S. dollar amounts at the exchange rate in effect at the balance sheet date. Foreign exchange translation adjustments are recorded as a separate component of shareholders' equity. Revenue and expense accounts are translated at the average exchange rates. Pursuant to SFAS No. 52, “Foreign Currency Translation,” inter-company trade balances, which we anticipate to settle in the foreseeable future, result in foreign currency gains and losses included in other expenses in our consolidated statements of operations.  Transaction gains and losses are included in other expense in our consolidated statements of operations.

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

Recently issued or adopted accounting standards.  In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. This change will become effective for our fiscal year beginning November 2009, and requires retrospective application for all periods presented. We are currently evaluating the effect, if any, that EITF 03-6-1 will have on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009.  We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1,“Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. This will be effective for our fiscal year beginning in November 2009.  We are currently evaluating the effect, if any, that APB 14-1 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 will be effective for us beginning November 2009 and must be applied prospectively to our intangible assets.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for periods beginning after November 15, 2008.  This will be effective for our fiscal year beginning in November 2009.   We are currently evaluating the effect, if any, that SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree.  SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective for us beginning in November 2009 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 " ("SFAS 160"), which establishes accounting and reporting standards for non-controlling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be effective for us beginning in November 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the effect, if any, that SFAS 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us beginning in November 2008.  We do not believe SFAS 157 will have a material impact on our consolidated financial statements pursuant to the adoption in fiscal 2009.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued a FSP FAS 157-2, an amendment to SFAS 157, delaying the effective date of SFAS 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 for financial assets and liabilities is effective for us beginning November 2008 and FSP FAS 157-2 for non-financial assets and liabilities is effective for us beginning November 2009.  We do not believe SFAS 157 will have a material impact on our consolidated financial statements pursuant to the adoption in fiscal 2009.  Additionally, we are currently evaluating the effect, if any, that FSP FAS 157-2 will have on our consolidated financial statements.

2. ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

           Contingent convertible senior notes refinancing.  In summer 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of the Notes have the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest. We currently expect, and expected at the time of the Refinancing, that all holders of the Notes that have not otherwise been retired will exercise this repurchase option on April 15, 2009.

The Refinancing consisted of three principal parts: (i) a tender offer for all the Notes, (ii) an amendment to our Senior Secured Credit Facility and entry into a new term loan facility in connection therewith and a (iii) primary share issuance.

The Tender Offer.  On July 14, 2008, we commenced a cash tender offer for our Notes (the “Tender Offer”).  Pursuant to the Tender Offer, we purchased $89,350 in aggregate principal amount of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  On September 29, 2008, we repurchased an additional $20,384 of our Notes in a separate transaction on the open market.  As a result of the repurchases of our Notes, we recognized a total gain of $1,773, net of external fees and direct costs associated with the Tender Offer, for fiscal 2008.

New Term Loan and amendment to credit facility.   On July 14, 2008, we entered into a second amendment (the “Second Amendment”), to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 revolving credit facility (the “Revolver”), under which, as of October 31, 2008, we had drawn $16,000 and had availability of $84,000.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides a $35,000 incremental facility pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions.

For a more detailed summary of our Senior Secured Credit Facility, see “Senior Secured Credit Facility” included in Note 7.

Securities offering. On July 25, 2008, we sold 17,647 shares of our common stock in a public offering at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647 shares of our common stock at $4.25 per share.  On August 1, 2008, the Underwriters exercised their over-allotment option in full and purchased 2,647 shares, resulting in net proceeds of $10,479.  As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an underwriting fee, legal fees, independent registered public accountant fees and printing fees. Total aggregate net proceeds from the Offering and the exercise of the over-allotment option were $80,453 on 20,294 total shares.

Remaining outstanding Notes. A portion of the net proceeds from the Term Loan, the Offering and the exercise of the Underwriters’ over-allotment option were used to repurchase a portion of the outstanding Notes as described above. The remaining net proceeds were applied to pay down our Revolver.  As mentioned above, we purchased an additional $20,385 of our Notes on September 29, 2008. In addition, on December 10, 2008 (subsequent to the end of fiscal 2008), we settled an additional $10,000 of our Notes in a separate open market transaction.  Accordingly, we currently have $30,258 of Notes outstanding. We expect that the remaining noteholders will exercise their repurchase option on April 15, 2009; as such we classified the remaining $40,258 in aggregate principal amount of the Notes as current debt as of October 31, 2008.  We intend to draw on the Revolver and/or use cash on hand to redeem the remaining outstanding Notes. As discussed under “Liquidity and Capital Resources” below and Note 7 in “Item 8. Financial Statements and Supplementary Data”, included in this Form 10-K, our Senior Secured Credit Agreement places certain restrictive covenants on us. We are currently in compliance with our Senior Secured Credit Agreement’s covenants and expect to continue to be in compliance when the noteholders exercise their repurchase option. However, if we are not in compliance at such time, we might not be able to borrow under our Revolver. In such case, we would need to satisfy the redemption obligation through a combination of cash on hand and additional fundraising. Current economic conditions could make it difficult to raise such capital, and accordingly in such circumstance there is a possibility that we could default in our obligation to redeem such Notes. Such default could, if not rectified, lead to cross acceleration under our Senior Secured Credit Facility.

           Progressive Gaming International Corporation (“PGIC”) Table Games Division (“TGD”).  On September 28, 2007, we entered into a purchase agreement for the acquisition of PGIC’s TGD business (the “Purchase Agreement”), including certain worldwide rights and lease contracts for all of PGIC’s table game titles including Caribbean Stud® and Texas Hold’ Em Bonus®, as well as a software distribution license agreement (the “Software Distribution License Agreement”). We also entered into an amended and restated license agreement with PGIC amending the license agreement, dated September 29, 2006, which granted us certain expanded rights.  See subsequent events in Note 16 in regards to the amended and restated last license agreement.

The acquisition granted us all of PGIC’s rights, title, and interest, on a worldwide basis (except for certain defined carved-out customers and of electronic and video rights to the acquired games), in and to all of the assets in or part of the table games division including, without limitation, all intellectual property, hardware, software, existing customer agreements, installed table game base and inventory.

Under the terms of the Purchase Agreement, we paid PGIC an upfront payment of approximately $19,800. The Purchase Agreement also provided for future earn-out payments, where permitted, beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: for each of 2008 and 2009, the guaranteed minimum amounts are $1,000 each year, paid quarterly; and for 2010 and 2011, $750 each year, also paid quarterly. The future earn-out payments are based on the growth of the acquired TGD business in excess of annual baseline revenue of approximately $4,800. For 2008 and 2009, the earn-out will be 23% of revenue above the baseline amount; for 2010 and 2011, the earn-out will be 19% of revenue above the baseline; and for 2012 to 2016, 10.75% of revenue above the baseline. Actual earn-out payments are applied against the annual guaranteed minimum amounts. Future earn-out payments in excess of the minimum guaranteed payments will be added to the purchase price in accounting for the business combination. The lease and service revenue for the twelve months ended June 30, 2007 of the acquired TGD business totaled approximately $4,800. The acquired installed lease base totaled approximately 600 tables.

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

In accordance with SFAS 141, the transaction was accounted for as a business combination and, accordingly, the purchase price was allocated to the underlying assets acquired based upon their estimated fair values at the date of the acquisition.  The allocation of the purchase price is final, however, the current purchase price is subject to change based on the future earn-out payments, as defined in the Purchase Agreement.  No liabilities were assumed in this transaction. The following table sets forth the allocation of the purchase price:

Inventory	$ 883
Property and equipment	1,101
Customer relationships, average life of 10 years	11,221
Backlog, average life of 1 year	126
Tradenames, trademarks, patents and copyrights, average life of 10 years	2,999
Covenant not to compete, life of 7 years	207
Goodwill	7,373
Total	$23,910

The acquisition of the PGIC TGD enhances the product offering in our PTG segment by providing us with new table titles, expanded customer relationships and valuable additional casino floor space. These factors result in the recognition of certain intangible assets and goodwill. Backlog and covenant not to compete are being amortized on a straight-line basis over their useful lives. PGIC TGD amortization expenses for backlog and covenant not to compete were $145 and $13 for fiscal 2008 and 2007, respectively.  Customer relationships and tradenames, trademarks, patents and copyrights are being amortized based on their projected revenue streams. PGIC TGD amortization expenses related to customer relationships and tradenames, trademarks, patents, and copyrights were $1,465 and $148 for fiscal 2008 and 2007, respectively.  Backlog and tradenames, trademarks, patents, and copyrights are charged to cost of leases and royalties, a component of gross margin. Customer relationships and covenant not to compete are reflected in selling, general and administrative expenses in the consolidated statements of operations.

3. FINANCIAL INSTRUMENTS

Cash and cash equivalents. Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts.

Fair value disclosures of financial instruments.  The fair values of accounts receivable, the current portion of investment in sales-type leases and notes receivable, accounts payable and short term borrowings approximate their carrying values due to the relatively short-term nature of the instruments. It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many individually insignificant balances.

We estimate that the fair value of our $40,258 Notes as of October 31, 2008, was $39,050 based on quoted market prices.

4. RECEIVABLES AND INVESTMENTS IN SALES-TYPE LEASES

	October 31,
	2008	2007
	(In thousands)
Accounts receivable, net:
Trade receivables	$29,499	$35,521
Less: allowance for bad debts	(584)	(476)
Total	$28,915	$35,045

	October 31,
	2008	2007
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$ 5,476	$10,715
Notes receivable - table game licenses	3,800	7,798
Sub-total sales-type leases and notes receivable	9,276	18,513

Less: interest sales-type leases	(626)	(1,085)
Less: deferred service revenue	(832)	(1,976)
Less: allowance for bad debts	(202)	(236)

Investment in sales-type leases and notes receivable, net	7,616	15,216

Less: current portion sales-type leases	(2,995)	(4,266)
Less: current portion notes receivable - table game licenses	(2,660)	(4,826)

Long-term portion investment in sales-type leases and notes receivable	$ 1,961	$ 6,124

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

Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

October 31,	2009	2010	2011	Total
	(In thousands)
Investment in sales-type leases
and notes receivable, net:
Future sales-type lease payments	$4,085	$1,123	$268	$5,476
Notes receivable - table game licenses	2,851	847	102	3,800

Sub-total sales-type leases and notes receivable	6,936	1,970	370	9,276

Less: interest sales-type leases	(470)	(143)	(13)	(626)
Less: deferred service revenue	(660)	(142)	(30)	(832)
Less: allowance for bad debts	(151)	(43)	(8)	(202)
Investment in sales-type leases
Investment in sales-type leases and notes receivable, net	$5,655	$1,642	$319	$7,616

5. OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	October 31,
	2008	2007
	(In thousands)
Inventories:
Raw materials and component parts	$16,649	$18,975
Work-in-process	710	2,141
Finished goods	5,394	12,965
Total	$22,753	$34,081

	October 31,
	2008	2007
	(In thousands)
Products leased and held for lease:
Utility	$ 30,014	$ 29,678
Less: accumulated depreciation	(21,456)	(22,802)
Utility, net	8,558	6,876

Proprietary Table Games	2,658	1,783
Less: accumulated depreciation	(1,117)	(703)
Proprietary Table Games, net	1,541	1,080

Electronic Table Systems	16,420	12,076
Less: accumulated depreciation	(5,465)	(4,146)
Electronic Table Systems, net	10,955	7,930

Electronic Gaming Machines	222	222
Less: accumulated depreciation	(222)	(222)
Electronic Gaming Machines, net	—	—

Total, net	$ 21,054	$ 15,886

	October 31,
	2008	2007
	(In thousands)
Property and equipment:
Office furniture and computer equipment	$ 7,612	$ 8,143
Less: accumulated depreciation	(5,051)	(5,273)
Property and equipment, net	2,561	2,870

Leasehold improvements:	5,878	5,302
Less: accumulated depreciation	(3,308)	(3,144)
Leasehold Improvements, net	2,570	2,158

Production equipment and other:	8,230	11,669
Less: accumulated depreciation	(4,218)	(5,455)
Production equipment and other, net	4,012	6,214

Total, net	$ 9,143	$ 11,242

	October 31,
	2008	2007
	(In thousands)
Other current assets:
Prepaid legal fees	$ 1,358	$ —
Deferred cost of goods sold	1,248	1,962
Other prepaid expenses	1,552	540
Other receivables	670	1,442
Other	97	1,342
Total	$ 4,925	$ 5,286

As of October 31, 2008, other receivables consisted primarily of tax receivables.  Tax receivables of $533 related to the reimbursable portion of our value added taxes as well as reimbursements from state income tax returns.  As of October 31, 2007, other receivables primarily consisted of a $955 insurance receivable related to legal fees reimbursable under our Directors and Officers (“D&O”) insurance policy as well as tax receivables of $380.  The insurance receivable related to various class action and derivative lawsuits that were brought against us in fiscal 2007.  These receivables had been recognized as we determined that their recovery under our D&O policy was probable.  Tax receivables related to the reimbursable portion of our value added taxes as well as reimbursements from state income tax returns.

	October 31,
	2008	2007
	(In thousands)
Other long-term assets:
PGIC TGD prepaid royalty	$ 4,709	$ 4,750
Deposits	3,628	3,872
Debt issuance costs, net	3,319	2,833
Other	638	2,173
Investment in Sona	—	1,749
Total	$ 12,294	$ 15,377

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs were $1,339, $1,327 and $1,511 in fiscal 2008, 2007 and 2006, respectively.  The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 3.0 years.  As of October 31, 2008, debt issuance costs related to the refinancing of our Notes, our Revolver and our Term Loan.  As of October 31, 2007, debt issuance costs related to our Notes and our Revolver.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc. (formerly “VendingData”) and deposits associated with equipment purchases. See Note 15 for more information related to the Elixir Gaming Technologies, Inc. (formerly “VendingData”) litigation.

Other long term assets of $638 and $2,173 as of October 31, 2008 and 2007, principally includes, $532 and $512, respectively, of restricted cash related to the Kings Gaming Inc. contingent consideration in connection with the purchase of the Play Four Poker™ patent and trademark. See Note 7 for more information related to Kings Gaming contingent consideration.  Additionally, other long term assets include $42 and $1,659, respectively, of prepaid licensing costs.  As of October 31, 2008, we wrote-off prepaid licensing costs of $1,124 associated with the abandonment of a project.

As of October 31, 2008, we sold our investment in Sona.  See Note 1 for discussion relating to our investment in Sona.

See Note 2 for discussion related to the $4,709 PGIC TGD prepaid royalty.

6. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenant not to compete, we amortize on a straight-line basis over their useful lives, using the straight-line amortization method.
Amortization expense was $14,731, $11,322 and $9,045 for fiscal 2008, 2007 and 2006, respectively.

Amortizable intangible assets are comprised of the following as of October 31:

	Weighted Average	October 31,
	Useful Life	2008	2007
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$ 60,478	$ 62,465
Less: accumulated amortization		(30,839)	(23,945)
		29,639	38,520
Customer relationships	10 years	19,497	23,537
Less: accumulated amortization		(3,592)	(2,251)
		15,905	21,286
Licenses and other	6 years	4,392	5,136
Less: accumulated amortization		(2,189)	(1,813)
		2,203	3,323
Developed technology	4 years	7,318	10,254
Less: accumulated amortization		(5,031)	(4,486)
		2,287	5,768
PGIC Backlog	1 year	126	126
Less: accumulated amortization		(126)	(11)
		—	115
Total		$ 50,034	$ 69,012

Changes in gross balances relate primarily to foreign currency translation adjustments.

Estimated amortization expense related to recorded intangible assets, excluding the Stargames and  CARD tradenames is as follows:

Year ending October 31,	(In thousands)

2009	$12,403
2010	9,567
2011	7,444
2012	4,861
2013	3,913
Thereafter	11,846
$50,034

Tradenames.  Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $16,119 and $22,331 as of October 31, 2008 and 2007, respectively.  The Stargames and CARD tradenames are however subject to an annual impairment analysis under SFAS 142.

In October 2008 and in accordance with SFAS 142, we performed our annual impairment analysis of our indefinite lived Stargames and CARD tradenames.  We utilized the income approach valuation technique to estimate the fair values of the Stargames and CARD tradenames and compared those estimates to related carrying values. The fair values of the tradenames were derived based upon discounted future cash flows dependent on a number of critical management assumptions including estimates of revenue growth, expected economic asset life and hypothetical royalty and discount rates. As of October 31, 2008, based upon the results of the analysis, we determined that the implied fair values of the Stargames and CARD tradenames exceeded their carrying values and were not impaired.

Goodwill.  Changes in the carrying amount of goodwill as of October 31, 2008, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2007	$43,456	$7,373	$42,965	$11,560	$105,354
Impairment write-down	—	—	(22,137)	—	(22,137)
Foreign currency translation adjustment	(6,262)	—	(12,300)	(3,310)	(21,872)
Income taxes	—	—	(328)	(88)	(416)
Balance at October 31, 2008	$37,194	$7,373	$8,200	$8,162	$60,929

All of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD.  Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting segments, as defined under SFAS 142.

For fiscal 2008, a $44,425 decrease to goodwill was recognized as a result of an impairment write-down in our ETS segment, discussed in detail below, foreign currency fluctuations of the Euro and Australian dollar and income taxes.

In accordance with SFAS 142, we performed our annual goodwill impairment analysis in October 2008.  For purposes of testing goodwill, we performed step one of the SFAS 142 goodwill impairment test by estimating the fair value of each of our segments to which all goodwill is allocated.  We selected a discounted cash flows model of the income approach and the Guideline Public Company Model of the market approach to assess the fair value of our segments.  These two methodologies were equally weighted in determining the fair values. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the discounted cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, growth rates or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Taking into consideration both market and income approach estimates, the indicated fair value of our ETS segment was less than its net carrying value, and therefore, we were required to perform step two of the SFAS 142 goodwill impairment test for our ETS segment.

In step two of the impairment test, we determined the implied fair value of goodwill for our ETS segment by allocating the fair value of the ETS segment to all of the assets and liabilities, including both recognized and unrecognized intangible assets, to the extent the ETS segment had been acquired in a business combination. As a result of the step two testing, we determined that the goodwill assigned to the ETS segment was impaired as of October 31, 2008.  As such, we recorded an impairment charge of $22,137 to write-down the carrying value of our goodwill.  This estimate was recorded in our consolidated statements of operations for fiscal 2008.

7. DEBT

Debt consisted of the following:

	October 31,
	2008	2007
	(In thousands)
Term Loan	$ 65,000	$ —
Contingent convertible senior notes (the "Notes"),
fixed rate interest at 1.25%, due 2024	40,258	150,000
Senior secured revolving credit facility (the "Revolver")	16,000	75,680
PGIC TGD minimum consideration, non-interest bearing,
due in installments through 2011	2,444	2,922
BTI acquisition contingent consideration	527	2,434
Kings Gaming Inc. contingent consideration	508	512
Bet the Set "21" contingent consideration	412	478
ENPAT note payable, non-interest bearing,
ENPAT note payable, non-interest bearing, paid in 2007	—	2,985
Total debt	125,149	235,011
Less: current portion	(41,753)	(3,672)
Total long-term debt	$ 83,396	$231,339

Contingent convertible senior notes (the “Notes”) refinancing. In April 2004, we issued $150,000 in contingent convertible senior notes (the “Notes”) due 2024 through a private placement under Rule 144A of the Securities Act of 1933. The Notes are unsecured and bear interest at a fixed rate of 1.25% per annum. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004.

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

In anticipation of our Notes being put by the holders on April 15, 2009, we executed a refinancing plan that involved a second amendment to our Revolver, a public offering of our common stock and a cash tender offer for our Notes.

On July 14, 2008, we announced the commencement of an initial cash tender offer for our Notes (the “Tender Offer”).  Pursuant to the Tender Offer, we offered to purchase all of the outstanding Notes at 96.5% of the principal amount thereof plus accrued and unpaid interest.  The Tender Offer was set to expire on August 8, 2008.  On August 11, 2008, we amended the terms of the Tender Offer to purchase all of the outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  The amended Tender Offer expired on August 22, 2008, resulting in $89,358 of the Notes being tendered (“the Tendered Notes”) and repurchased.  On September 29, 2008, we repurchased an additional $20,384 of our Notes in a separate transaction on the open market.  As a result of the repurchases of our Tendered Notes, we recognized a total gain of $1,773, net of external fees and direct costs associated with the Tender Offer, for fiscal 2008.

As indicated above, the remaining Notes may be converted to cash on April 15, 2009. We expect that holders of the Notes will exercise this option on April 15, 2009. Accordingly, we have classified the remaining $40,258 of Notes in current portion of long-term debt.

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent. The Senior Secured Credit Facility consisted of a $100,000 revolving credit facility (the “Revolver”), from which we initially drew $71,180 in order to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Loans under the Revolver bear interest at a margin over LIBOR or Base Rate, as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time. Our effective interest rates as of October 31, 2008 and 2007 were 6.5% and 7.5%, respectively. Borrowings under the Revolver may be used to repurchase the remaining outstanding Notes, for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amount drawn under the Revolver was $16,000 and $75,680 as of October 31, 2008 and 2007, respectively.  As of October 31, 2008, we had approximately $84,000 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

Second Amendment and Term Loan. On July 14, 2008, we entered into a second amendment (the “Second Amendment”), to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 Revolver discussed above.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions.

The Term Loan bears interest at 2.75% over the Base Rate or 3.75% over LIBOR, as elected by us.  The Term Loan has scheduled amortization payments of 0.25% of the principal every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions also requires us to prepay the Term Loan (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested.  The Term Loan matures on November 30, 2011.

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.25 to 1.0 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio threshold steps down to 4.00 to 1.0 starting with the quarter ending July 31, 2009 and 3.75 to 1 in the quarter ending July 31, 2010.  Our Total Leverage Ratio as of October 31, 2008 and 2007 was 2.3 to 1.0 and 3.8 to 1.0, respectively, and our Interest Coverage Ratio as of October 31, 2008 and 2007 was 8.3 to 1.0 and 8.4 to 1.0, respectively.

The Senior Secured Credit Facility also contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•	Acquisitions;

•	Incurrence of indebtedness;

•	Granting or incurrence of liens;

•	Dividends and other distributions in respect of our equity securities;

•	Investments;

•	Sales of assets;

•	Transactions with affiliates;

•	Mergers; and

•	Agreements to restrict dividends and other payments from subsidiaries.

Guarantors and collateral. The Revolver and Term Loan obligations under our Senior Secured Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.  If loans are ever made pursuant to our Incremental Facility, such loans would share such collateral equally and ratably with our Term Loan and Revolver.

PGIC TGD minimum consideration.  In connection with our acquisition of PGIC’s worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amount to be paid in 2009 is $1,000 and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of October 31, 2008 and 2007 of $2,444 and $2,922 , respectively, represents the discounted present value of the future payments, excluding imputed interest of approximately $306 and $578 , respectively, using an effective interest rate of 7.25%.

Bet Technology Inc. (“BTI”) liabilities.  In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. Beginning November 2004, we pay monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of October 31, 2008 and 2007 was $527 and $2,434, respectively.

Kings Gaming Inc. contingent consideration.  In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (“Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. Upon expiration of the escrow period, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (“Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of October 31, 2008 and 2007 was $508 and $512. With an effective interest rate of 3.5% and 5.8%, we paid $22 and $0 of interest for fiscal 2008 and 2007, respectively.

Bet the Set “21” contingent consideration.  In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21”® side bet table game up to a maximum of $560. The balance of this liability as of October 31, 2008 and 2007 was $412 and $478, respectively.

ENPAT note payable.  In December 2004, we purchased two RFID technology patents from ENPAT for $12,500. The purchase price was comprised of an initial payment of $2,400 followed by a $1,100 payment in January 2005 and non-interest bearing annual installments through December 2007. The remaining principal and interest payment of $3,000 was paid in December 2007 and therefore no outstanding balance existed as of October 31, 2008.  The balance as of October 31, 2007 was $2,985, which represented the discounted present value of the future payments, including imputed interest of approximately $146.

Maturities of long-term debt for the five fiscal years ending subsequent to October 31, 2008, are as follows:

October 31,	(In thousands)

2009	$ 41,753
2010	712
2011	81,562
2012	184
2013	—
Thereafter	938
$125,149

8. SHARE-BASED COMPENSATION

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

As of October 31, 2008, 548 and 728 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based payment plans for fiscal 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at October 31, 2006	3,131	$19.16
Granted	142	27.23
Exercised	(229)	11.12
Forfeited or expired	(138)	29.96

Outstanding at October 31, 2007	2,906	19.68
Granted	655	9.37
Exercised	—	—
Forfeited or expired	(165)	17.39

Outstanding at October 31, 2008	3,396	17.80	6.1	$ 4

Exercisable at October 31, 2008	2,366	17.87	5.2	4
Vested and expected to vest at October 31, 2008	3,117	$17.80	6.1	$ 4

In fiscal 2008, there were no stock options exercised and therefore no related income tax benefit.  In fiscal 2007, the total intrinsic value of stock options exercised was $4,158 and the total relating income tax benefit from stock option exercises was $1,133.  As of October 31, 2008, there was a total of $3,746 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

During the fiscal years ended 2008, 2007, and 2006, we granted 655, 142, and 142 stock options, respectively, with a grant date fair value of $2,485, $1,467, and $1,773, respectively.

A summary of activity related to restricted stock for the years ended October 31 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands, except per share amount)
Nonvested at October 31, 2006	340	$26.01
Granted	227	25.42
Vested	(30)	33.02
Forfeited	(51)	25.94

Nonvested at October 31, 2007	486	26.19
Granted	59	11.66
Vested	(25)	20.87
Forfeited	(16)	18.25

Nonvested at October 31, 2008	504	$24.15

During the fiscal years ended 2008, 2007 and 2006 we issued 59, 227, and 64 shares of restricted stock, respectively, with an aggregate fair value of $686, $5,773 and $2,113, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. Net income, as reported, for the fiscal years ended 2008 and 2007, reflects $1,944 and $2,149 respectively, of amortization of restricted stock compensation.

As of October 31, 2008, there was $5,102 of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized for the years ended October 31:

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Compensation costs:
Stock options	$ 1,577	$ 1,881	$ 3,515
Restricted stock	2,612	2,931	1,997
Total compensation cost	$ 4,189	$ 4,812	$ 5,512
Related tax benefit	$(1,131)	$(1,313)	$(1,720)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	Year Ended October 31,
	2008	2007	2006
	(In thousands)

Cost of sales	$ 25	$ 43	$ 102
Selling, general and administrative	3,770	4,391	5,108
Research and development	394	378	302
Total share-based compensation	$4,189	$4,812	$5,512

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

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

	Year ended October 31,
	2008	2007	2006
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	47.1%	39.6%	37.1%
Risk-free interest rate	3.0%	4.6%	4.7%
Expected term	4.2 years	4.2 years	4.4 years

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows:

	Year Ended October 31,
	2008	2007	2006
	(In thousands, except per share amount)

Income (Loss) from continuing operations	$(10,802)	$ 16,301	$ 5,339

Basic:
Weighted average shares	40,006	34,680	34,585

Diluted:
Weighted average shares, basic	40,006	34,680	34,585
Dilutive effect of options and restricted stock	—	593	1,176
Dilutive effect of contingent convertible notes	—	3	291
Weighted average shares, diluted	40,006	35,276	36,052

Basic earnings (loss) per share	$ (0.27)	$ 0.47	$ 0.15
Diluted earnings (loss) per share	$ (0.27)	$ 0.46	$ 0.15
Weighted average anti-dilutive shares excluded	16,292	6,739	993
from diluted EPS

We account for our contingent convertible notes in accordance with FASB EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires us to include the dilutive effect of our outstanding Notes in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because the Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For certain quarters during the fiscal years ended 2007 and 2006, the average fair value of our common stock exceeded $28.07, and accordingly, the dilutive effect is included in our diluted shares calculation.  During fiscal 2008, the average fair value of our common stock did not exceed $28.07, therefore no dilutive effect of our outstanding Notes is included in our diluted earnings per share calculation.  For fiscal 2008, the dilution of 75 shares related to our options, restricted stock and contingent convertible notes have not been included in the diluted loss per share computation as their inclusion would be anti-dilutive.

10. SHAREHOLDERS’ EQUITY

Offering of common stock.  On July 25, 2008, we sold 17,647 shares of our common stock in a public offering at $4.25 per share (the “Offering”), resulting in net proceeds of $69,974.  In conjunction with the Offering, we granted the Underwriters an over-allotment option to purchase up to 2,647 shares of our common stock at $4.25 per share.  On August 1, 2008, the Underwriters exercised their over-allotment option in full and purchased 2,647 shares, resulting in net proceeds of $10,479.  As part of the Offering, we incurred certain fees directly related to the transaction, including, but not limited to, an underwriting fee, legal fees, independent registered public accountant fees and printing fees. Total aggregate net proceeds from the Offering and the exercise of the over-allotment option were $80,453 on 20,294 total shares.

Net proceeds from the Offering and the over-allotment were used to repurchase a portion of the Notes tendered and accepted as a result of the tender offer as well as to pay down our Revolver.  We intend to draw on the Revolver and/or use cash on hand to satisfy the remaining outstanding Notes.

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. Under our existing board authorization, during fiscal 2008, we repurchased 2,000 shares of our common stock for a total of $7,125 at an average price of $3.56.  As of October 31, 2008, $21,078 remained outstanding under our board authorization.  Under our board authorization, for fiscal 2007 and 2006, we repurchased 77 and 317 shares of our common stock at total costs of $1,963 and $8,665, respectively.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax effect from stock option exercises.  For fiscal 2008, there was no income tax benefit from stock option exercises.  For fiscal 2007 and 2006, we recorded income tax benefits of $1,133 and $3,908, respectively, related to employee stock option exercises. The tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our provision for income taxes.

Preferred stock purchase rights. In February 2005 and June 2008, we amended our Shareholder Rights Agreement, dated June 26, 1998 (the "Rights Agreement"). As more fully described therein, and subject to the terms thereof, the Rights Agreement, as amended, generally gives holders of our common stock rights to acquire shares of our preferred stock upon the occurrence of specified events. The amendment (a) eliminated all requirements in the Rights Agreement that actions, approvals and determinations to be taken or made by our board of directors be taken or made by a majority of the "Continuing Directors," and (b) reflects the change of the name of our stock transfer agent to Wells Fargo Bank, N.A.

The Shareholder Rights Agreement was implemented by distributing one preferred share purchase right (a "Right") for each outstanding share of our common stock held of record as of July 10, 1998. Additionally, we further authorized and directed the issuance of one Right with respect to each share of our common stock that shall become outstanding thereafter until the Rights become exercisable or they expire as described below. Each Right initially entitles holders of our common stock to buy one one-hundredth of a share of our Preferred Stock at a price of $3.56 (as currently adjusted), subject to adjustment. The Rights will generally become exercisable after a person or group acquires beneficial ownership of 20% or more of our common stock or announces a tender offer upon consummation of which such person or group would own 20% or more of our common stock.

If any person or group becomes the owner of 20% or more of our common stock, then, in lieu of the right to purchase any Preferred Stock, each Right will therefore entitle its holder (other than an acquiring person or member of an acquiring group) to purchase shares of our common stock in an amount equal to the exercise price ($3.56, as currently adjusted) of one one-hundredth share of the preferred stock divided by 50% of the then-current market price of one share of common stock.

In addition, if we are acquired in a merger or other business combination transaction, or sell 20% or more of our assets or earnings power then, in lieu of the right to purchase Preferred Stock, each Right will thereafter generally entitle its holder to purchase common shares of the acquiring company using the same formula as for our common stock.

The Rights expired in September 2008 and in November 2008 we voluntarily removed the Rights of the Preferred Stock from our listing and registration on the NASDAQ national market.

11. EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.  We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers United States employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. For fiscal 2008, 2007 and 2006, we elected to make matching contributions of 50% of employee contributions up to 4% of compensation, totaling $430, $335 and $248, respectively.

Austrian pension commitments. In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements for fiscal 2008, 2007 and 2006 were $98, $102 and $53, respectively.

12. OTHER EXPENSE AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Other expense:
Interest income	$ 1,759	$ 1,644	$ 1,998
Interest expense	(6,630)	(7,487)	(6,863)
Other, net	1,261	(4,131)	(1,834)
Total other expense	$(3,610)	$(9,974)	$(6,699)

Gain on early extinguishment of debt	$ 1,773	$ —	$ —

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.
Interest expense for fiscal 2008 primarily relates to interest on our Revolver, Term Loan and Notes.  Interest expense for fiscal 2007 primarily related to interest on our Revolver and Notes.  Interest expense for fiscal 2006 primarily related to interest on the our Old Credit Agreement and our Notes.

Other expense primarily relates to fluctuations of the U.S. dollar, the Euro, the Australian dollar, the Pataca and the Rand. A net foreign currency gain of $2,655 was recognized for fiscal 2008 and net foreign currency losses of $3,109 and $414 were recognized for fiscal 2007 and 2006, respectively.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. As of our third quarter of fiscal 2008, we began net settling all inter-company trade balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation”.  Other expense also relates to amortization of debt issue costs.  For fiscal 2008, amortization of debt issue costs of $1,339 related to our Revolver, our Term Loan and our Notes.  For fiscal 2007, amortization of debt issue costs of $1,327 related to our Revolver and our Notes.  For fiscal 2006, amortization of debt issue costs of $1,511 related primarily to our Notes.

Gain on early extinguishment of debt for fiscal 2008 related to the gain realized from the early extinguishment of our Notes, pursuant to the Tender Offer discussed in Note 2, net of external fees and direct costs associated with the Tender Offer.  We did not extinguish any portion of our Notes for fiscal 2007 and 2006.

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

The income tax provision (benefit) attributable to our continuing and discontinued operations was as follows for the years ended October 31:

	2008	2007	2006
	(In thousands)

Continuing operations	$6,346	$(1,999)	$13,373
Discontinued operations	—	46	(90)
Total	$6,346	$(1,953)	$13,283

The components of the provision (benefit) for income taxes from continuing operations was as follows for the years ended October 31:

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$ 5,982	$ 6,345	$13,647
State	726	747	658
Foreign	473	64	1,290
	7,181	7,156	15,595
Deferred:
Federal	(1,547)	(1,586)	(1,343)
State	(85)	(82)	(60)
Foreign	797	(7,487)	(819)
	(835)	(9,155)	(2,222)
Total	$ 6,346	$(1,999)	$13,373

Deferred tax assets and liabilities consisted of the following as of October 31:

	Year Ended October 31,
	2008	2007	2006
	(In thousands)
Deferred tax assets:
Inventories	$ 2,969	$ 5,458	$4,429
Accounts receivable	202	236	684
Employee benefits	1,063	1,157	768
Deferred revenue	517	277	835
Investment impairment write-downs	—	1,236	1,033
Other reserves	310	977	317
Stock awards	3,642	2,758	2,081
Fixed assets	—	659	391
Foreign net operating loss carryforward	6,026	3,666	1,410
Contingent consideration on patent purchase	353	1,095	1,926
Foreign tax credits / receivables	566	248	331
Intangible assets	5,712	6,640	—
Other	1,734	1,032	304
Total gross deferred tax assets	23,094	25,439	14,509
Less: valuation allowance	(1,557)	(1,505)	(880)
Deferred tax assets	21,537	23,934	13,629

Deferred tax liabilities:
Goodwill	3,171	2,478	1,608
Inventories	1,139	—	—
Depreciation	762	—	—
Translation Gains/Losses	870	—	—
Intangible assets	—	—	5,959
Other	1,427	259	597
Total gross deferred tax liabilities	7,369	2,737	8,164

Net deferred tax assets	$14,168	$21,197	$5,465

We have income tax net operating loss carryforwards related to our international operations of approximately $21,730 which have an indefinite life.  We have recorded a deferred tax asset of $6,026 related to these operating losses.  We believe that it is more likely than not that the benefit from certain international operating loss carryforwards will not be realized.  In recognition of this risk, we have provided a valuation allowance of $1,386 on the deferred tax assets relating to certain of these international net operating loss carryforwards.  If our assumptions change and we determine we will be able to realize these net operating losses, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at October 31, 2008 will be recognized as a reduction of income tax expense.

We have capital loss carryforwards related to our international operations of $171 which have an indefinite life.  We believe that it is more likely than not that the benefit from this carryforward will not be realized, accordingly, we have provided a valuation allowance of $171 on this deferred tax asset.

We have foreign tax credits of $389 and $177 in the United States and Australia, respectively.  The United States foreign tax credit carryforward will expire in 2017.  The Australian foreign tax credit carryforward has an indefinite life.  We believe that it is more likely than not that the benefit from these foreign tax credit carryforward will be recognized within the carryforward period.

We have not provided U.S. Federal income tax on $14,421 of undistributed earnings of our foreign subsidiaries.   We intend to permanently reinvest such earnings outside the United States.  Upon distribution of these earnings in the form of dividends or capital gains, we would be subject to U.S. income tax net of applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The reconciliation of the federal statutory rate to our effective income tax rate for continuing operations for the years ended October 31 is as follows:

	Year Ended October 31,
	2008	2007	2006

Federal income tax at the statutory rate	(35.0%)	35.0%	35.0%
Permanent Goodwill Impairment	149.0%	0.0%	0.0%
Stargames PC4 software technology	0.0%	(46.9%)	0.0%
Acquired in-process research and development	0.0%	0.0%	35.8%
Interest expense	(21.7%)	(5.7%)	(3.8%)
Research & development benefits	(12.2%)	(7.4%)	(2.3%)
Manufacturing deduction	(9.1%)	(0.6%)	0.0%
Foreign dividend inclusion	10.1%	0.0%	9.9%
Stock compensation	8.0%	1.8%	0.0%
Valuation allowances	13.5%	1.1%	0.3%
Unrecognized tax benefits	4.5%	0.0%	0.0%
State income taxes, net of federal benefit	7.4%	2.1%	2.5%
Withholding taxes	10.1%	2.9%	2.2%
Foreign tax credits	(11.1%)	(2.9%)	(8.2%)
Foreign Rate Differencial	27.5%	2.6%	(0.7%)
Other	1.4%	4.0%	0.8%
Effective tax rate	142.4%	(14.0%)	71.5%

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate.  We assess potentially unfavorable outcomes of such examinations based on the criteria of FIN 48, which we adopted on November 1, 2007.  FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result, our income tax recognition policy related to uncertain income tax positions is no longer covered by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).  FIN 48 applies to all tax positions related to income taxes subject to SFAS 109.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (Step I) occurs when we conclude that a tax position, based on its technical merits, is more likely than not to be sustained upon examination.  Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained.  Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” is consistent with how that term is used in SFAS 109 (i.e., the likelihood of occurrence is greater than 50%).

Tax positions failing to qualify for initial recognition will be recognized in the first subsequent interim period that meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of a tax position.

Upon adoption of FIN 48, we recorded a net reduction of $1,144, of which $101 relates to penalties and interest, to the November 1, 2007 retained earnings balance as a cumulative effect adjustment.   The total amount of unrecognized tax benefits as of October 31, 2008 was $1,484, of which $1,484 would affect the effective tax rate if recognized.

We recognized interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. As of October 31, 2008, accrued interest and penalties totaled $255.

We filed numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2004, and are no longer subject to state and local, or foreign income tax examinations for years before 2002 and 2003 respectively.

We believe that it is reasonably possible that approximately $258 of unrecognized tax benefits will decrease within 12 months due to the anticipated conclusion of an outstanding state audit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended October 31, 2008
(In thousands)
Balance at adoption	$1,334
Increases related to prior year tax positions	24
Decreases related to prior year tax positions
Increases related to current year tax positions	126
Decreases related to current year tax positions	—
Reductions for settlements with taxing authorities	—
Reductions due to lapse of statutes of limitations	—
Balance at year end	$1,484

14. OPERATING SEGMENTS
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

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

See Note 1 for a detailed discussion of our four segments.

Each segment’s activities include the design, development, acquisition, manufacture, marketing, distribution, installation and servicing of its product lines.

We evaluate the performance of our operating segments based on net revenues, gross margin and operating income.

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment, and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows

Operating income for each segment excludes other income and expense, income taxes and certain expenses that are managed outside of the operating segments. The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses, and other amounts for which allocation to specific segments is not practicable. Segment assets exclude corporate assets.

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	Year Ended October31,
	2008	2007	2006
	(In thousands)
Revenue:
Utility	$ 80,893	$ 78,457	$ 86,792
Proprietary Table Games	38,594	33,125	38,316
Electronic Table Systems	27,461	27,890	16,555
Electronic Gaming Machines	42,898	39,269	21,090
Unallocated Corporate	160	110	238
	$ 190,006	$178,851	$ 162,991
Gross profit (loss):
Utility	$ 46,097	$ 48,086	$ 55,707
Proprietary Table Games	31,983	28,154	33,742
Electronic Table Systems	13,068	13,891	9,936
Electronic Gaming Machines	19,662	14,027	7,225
Unallocated Corporate	92	(292)	(340)
	$ 110,902	$103,866	$ 106,270
Operating income (loss):
Utility	$ 36,078	$ 33,783	$ 42,445
Proprietary Table Games	28,957	23,465	30,451
Electronic Table Systems	(16,105)	6,600	(16,638)
Electronic Gaming Machines	11,693	7,390	3,528
Unallocated Corporate	(61,682)	(46,656)	(32,304)
	$ (1,059)	$ 24,582	$ 27,482
Depreciation and amortization:
Utility	$ 9,497	$ 8,634	$ 8,535
Proprietary Table Games	4,310	2,661	2,214
Electronic Table Systems	6,335	5,305	2,513
Electronic Gaming Machines	1,422	586	384
Unallocated Corporate	3,215	3,562	4,527
	$ 24,779	$ 20,748	$ 18,173
Capital expenditures:
Utility	$ 6,699	$ 3,352	$ 6,139
Proprietary Table Games	1,338	1,969	577
Electronic Table Systems	6,860	8,004	5,730
Electronic Gaming Machines	691	103	500
Unallocated Corporate	1,838	1,828	2,730
	$ 17,426	$ 15,256	$ 15,676
Assets, end of year:
Utility	$ 105,472	$121,822	$109,689
Proprietary Table Games	47,281	53,635	41,956
Electronic Table Systems	48,752	89,259	80,838
Electronic Gaming Machines	26,170	37,495	28,842
Unallocated Corporate	34,271	57,556	43,882
	$ 261,946	$359,767	$305,207

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2008, 2007 and 2006, sales to customers outside the United States accounted for 53%, 55% and 44% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	Year Ended October 31,
	2008		2007		2006
	(In thousands)
Revenue:
United States	$ 90,292	47.5%	$ 80,331	44.9%	$ 90,569	55.6%
Canada	7,298	3.8%	7,314	4.1%	7,103	4.4%
Other North America	2,235	1.2%	1,828	1.0%	2,747	1.7%
Europe	14,631	7.7%	9,702	5.4%	9,920	6.1%
Australia	57,692	30.4%	52,417	29.3%	27,149	16.7%
Asia	11,761	6.2%	21,809	12.2%	24,003	14.7%
Other	6,097	3.2%	5,450	3.1%	1,500	0.8%
	$190,006	100.0%	$178,851	100.0%	$162,991	100.0%
Long-lived assets, end of year:
United States	$75,578	41.6%	$ 95,193	36.6%	$ 61,152	28.3%
Austria	46,012	25.3%	56,618	21.8%	53,667	24.9%
Australia	52,652	29.0%	107,691	41.5%	100,364	46.5%
Other	7,305	4.1%	300	0.1%	628	0.3%
	$181,547	100.0%	$259,802	100.0%	$215,811	100.0%

15. COMMITMENTS AND CONTINGENCIES

Operating leases.  We lease office, production, warehouse and service facilities, office equipment and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options, and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was approximately $2,389, $1,934 and $1,560 for fiscal 2008, 2007, and 2006, respectively.

Estimated future minimum lease payments under operating leases subsequent to October 31, 2008, are as follows:

October 31,	(In thousands)

2009	$2,080
2010	1,756
2011	1,512
2012	1,429
2013	1,145
Thereafter	359
$8,281

Purchase commitments.   From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of October 31, 2008, our significant inventory purchase commitments totaled $10,805 which is primarily related to parts for our various shufflers, our progressive table games, Table Master, our EGMs, our e-Table products and Easy Chipper C products. As of October 31, 2007, our significant inventory purchase commitments totaled $14,794 which were primarily related to our one2six shufflers, Easy Chipper C, Table Master, Vegas Star, Rapid Table Games and our EGMs.  These purchase commitments represented short-term open purchase orders with our vendors.

Minimum royalty payments.  We have entered into an agreement related to the licensing of intellectual property for use in our business which contain annual minimum royalty payments.  The aggregate annual minimum royalty payments are approximately $19,881 through 2019.  The annual minimum royalty payments under this agreement vary from $750 to $2,000 annually and are only required in order for us to preserve our exclusivity rights.

Employment agreements.  We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2008 and 2007, minimum aggregate severance benefits totaled $5,939 and $5,747, respectively.

           Legal proceedings.  In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS 5, we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

1.           VendingData II—In October 2004, we filed a second patent infringement lawsuit ("VendingData II") against VendingData Corporation ("VendingData") now known as Elixir Gaming Technologies. We settled our first patent infringement lawsuit against VendingData on July 12, 2005 ("VendingData I"). This second suit alleges that the use, importation and offering for sale of VendingData's PokerOne™ shuffler infringes another patent owned by us (a different patent than the patents that were the subject of the VendingData I case). VendingData II was filed in the U.S. District Court for the District of Nevada (the "Court") in Las Vegas, Nevada. The complaint seeks an unspecified amount of damages against VendingData and a preliminary and permanent injunction against VendingData's infringing conduct. VendingData has denied infringement and has also filed a counterclaim for a declaratory judgment of non-infringement.

On November 29, 2004, the Court granted our motion for a preliminary injunction (the "Injunction"). The Injunction became effective upon our posting of a $3,000 cash security with the Court on November 30, 2004. This security deposit, plus interest earned thereon, is included in other non-current assets on our consolidated balance sheet, and is available to VendingData to the extent, if any, that VendingData proves and is otherwise legally entitled to any actual damages, if any, which the Injunction caused VendingData if, in fact, it is found that the Injunction was wrongfully issued. On December 17, 2004, the Court denied VendingData's two emergency motions to modify the Injunction.

In March 2005, the Court of Appeals for the Federal Circuit (the "Federal Circuit"), by a two to one vote, stayed the Injunction based on a technical defect in the Court's process in granting the Injunction, and not on its merits. On December 27, 2005, the Federal Circuit, by the same two to one vote, vacated the Injunction and ordered the Court to perform a more complete claim construction analysis in order to deal with any future motions on whether or not to reinstate the Injunction. Two of the three judges on the Federal Circuit panel stated that under VendingData's claim construction the PokerOne likely did not literally infringe. The dissenting judge stated that infringement was likely under either our claim construction or VendingData's. We continue to believe that infringement exists under either our claim construction or VendingData's claim construction. The Federal Circuit did not rule on which claim construction is the proper one.

In May 2005, the Court held a Markman hearing for construction of the claims. On September 26, 2005, U.S. Magistrate Lawrence R. Leavitt for the District of Nevada issued his Claim Construction Report and Recommendation in the Markman hearing concerning VendingData's PokerOne™ shuffler. The Magistrate's findings were limited to his interpretation of certain words in the patent claim asserted by us, and he agreed with the interpretation put forth by VendingData. In vacating the Injunction in December 2005, the Federal Circuit did not mention Magistrate Leavitt's Claim Construction Report and Recommendation. On February 26, 2007, the Court adopted and accepted, without modification, the Magistrate's Recommendation. The Magistrate's Recommendation, as adopted by the Court, is not a determination of whether the PokerOne™ infringes the asserted patent, nor does it speak to the validity of our claims. There can be no guarantee that, upon any further appeal of the Court's adoption of the Magistrate's Recommendation, the Federal Circuit will agree with our claim construction.

On April 5, 2007, we filed a motion for release of the $3,000 cash security, which VendingData has opposed. The Court has not yet ruled on that motion.

On April 27, 2007, VendingData filed a motion for summary judgment claiming that the PokerOne™ does not infringe.

On May 23, 2007, the Court entered an order granting VendingData's motion for a protective order staying all further discovery in the case pending resolution of VendingData's motion for summary judgment, other than further discovery granted Shuffle Master pursuant to an emergency motion heard on May 10, 2007. On May 31, 2007, Shuffle Master opposed VendingData's motion for summary judgment of non-infringement, and brought a cross motion for summary judgment that the PokerOne™ does infringe.

On February 1, 2008, the Court granted VendingData's Motion for Summary Judgment and denied Shuffle Master's Cross Motion for Summary Judgment. We appealed this ruling on February 29, 2008. On February 15, 2008, VendingData filed a Motion for Attorney's Fees and Costs requesting in excess of approximately $1,800, based on VendingData's theory that the case was filed by us in bad faith and that the case was a "vexatious" litigation. On March 17, 2008, we filed an opposition to the Motion for Attorney's Fees and Costs. On March 25, 2008, the Court stayed all proceedings in regards to the Motion for Attorney's Fees and Costs until the resolution of Shuffle Master's appeals on the Summary Judgment motions.   The appeal process will likely not be concluded until some time in calendar year 2009.

A mediation concerning our appeal of the District Court’s unfavorable summary judgment decision, our request for exoneration and return of our $3,000 cash deposit, VendingData’s request for $1,800 in attorneys’ fees, and VendingData’s position that it is entitled to the cash deposit occurred in October 2008 but failed to resolve any issues in the case.

While we continue to deny any liability and believe that our $3,000 cash deposit, plus interest earned thereon, should be returned and Vending Data’s request for $1,800 in attorneys’ fees dismissed, we believe the likelihood of an unfavorable outcome in this matter is reasonably possible. We cannot, however, at this time, reasonably estimate an expected loss, if any. Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

See also subsequent events.

2.           Awada—On April 25 and April 26, 2005, our rescission trial was held in the District Court in Clark County, Nevada in the case against us and our CEO, Mark Yoseloff, brought by plaintiffs Yehia Awada and Gaming Entertainment, Inc ("GEI"). At the conclusion of the trial, the court granted our rescission motion, ordering that the subject contract, called the "Game Option Agreement", be rescinded and/or void. On May 18, 2005, the Court entered Findings of Fact/Conclusions of Law confirming the Court's rescission ruling. Among the findings, the Court found that the actions of the plaintiffs Awada and Gaming Entertainment, Inc. demonstrated that the plaintiffs never had any intention of conveying to us the exclusive license to the 3-Way Action game, as they had agreed and were required to do under the Game Option Agreement. The Court further found that we had established by a preponderance of the evidence that the plaintiffs had materially failed to perform their obligations under the Game Option Agreement, that plaintiff's testimony about the Game Option Agreement was not credible, and that we were entitled to the remedy of rescission. On May 5, 2005, the Court ruled on the parties' damages requests in connection with the case and as required under Nevada law. Plaintiffs were seeking approximately $13,000 in damages. The Court ordered that the total damages under Nevada law due to the successful rescission of the Game Option Agreement was $130 including all interest. The damages amount was paid in June 2006.

Plaintiffs appealed the Court's order granting the rescission of the "Game Option Agreement" to the Nevada Supreme Court.

On December 27, 2007, the Nevada Supreme Court denied the appeal filed by the plaintiffs with regard to the District Court's rescission judgment and its dismissal of all claims related to the breach of contract issues, and affirmed the District Court's order granting the rescission of the "Game Option Agreement". The Supreme Court also remanded to the District Court, on procedural grounds, the remaining non-contract claims. We now intend to seek dismissal of these claims. A mediation of this case and the others involving Awada and GEI on June 27, 2008 resulted in settlement of all cases with Awada and his companies. However, Awada and his entities have refused to sign the settlement agreement. The settlement agreement would have provided, among other things, that (i) Awada will transfer the 3-5-7 Poker™ game to the Company for no cash or other payment by the Company, (ii) the Company will forbear from collecting on the judgment absent any breaches by Awada; (iii) all related matters will be dismissed with prejudice and (iv) a full release by Awada and GEI of the

Company for any past acts.  As of October 31, 2008, we believed that it was not probable that a settlement of this matter will occur.  Therefore we intend to file a motion for summary judgment to resolve the case.

We do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

See also subsequent events.

3.           GEI—In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. and Yehia Awada ("GEI") in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada. The lawsuit alleges that GEI's 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents. We were seeking a permanent injunction and an undetermined amount of damages at that time against GEI. GEI has answered our complaint, denying infringement, and also seeking a ruling that the patents are invalid. Fact and expert discovery is complete. In November 2005, the Court held a Markman hearing for construction of the claims. On September 28, 2007, the Magistrate ruled in our favor in the Markman hearing on claim construction. The defendants have appealed. In March 2006, GEI filed and, we opposed, several summary judgment motions challenging the validity of the Three Card Poker patent involved in this litigation. GEI filed its reply briefs in April 2006, and the summary judgment motions were pending but were rendered moot by the default judgment as discussed below. The case was stayed pending resolution of the summary judgment motions.

On November 16, 2007, the Court adopted the Magistrate's ruling in our favor on the claims construction and overruled the defendants' objections to the Magistrate's ruling. The Court ordered supplemental briefing on the pending summary judgment motions as a result of this ruling. We filed supplemental briefs and the defendants did not.

On March 6, 2008, the Court ordered the Clerk to enter default against GEI. The Clerk entered default against GEI on March 6, 2008. In accordance with the Court's order of March 6, 2008, we sought appropriate damages, an injunction and costs to be included in a default judgment. On June 13, 2008, the Court issued a Default Judgment against Awada and GEI for $792 and also issued a permanent injunction against their 3-5-7 game. There is no assurance of collectibility of this judgment. A mediation of this case and the others involving Awada and GEI on June 27, 2008 resulted in settlement of all cases with Awada and his companies.   However, Awada and his entities have refused to sign the settlement agreement.  The settlement agreement would have provided, among other things, that (i) Awada will transfer the 3-5-7 Poker™ game to the Company for no cash or other payment by the Company, (ii) the Company will forbear from collecting on the judgment absent any breaches by Awada; (iii) all related matters will be dismissed with prejudice and (iv) a full release by Awada and GEI of the Company for any past acts.

On July 8, 2008, the Clerk of the Court entered the Judgment for $792, plus interest and costs.  Because there was no definitive settlement contract signed by Awada, we have started the process for collecting on the Judgment.  In August 2008, we started certain proceedings to collect the Judgment for $792 entered on July 8, 2008, including but not limited to, a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada related to the fraudulent transfer of certain intellectual property assets by Awada.  Those proceedings are ongoing.  The Court entered an order on August 11, 2008 that in part required GEI to remove all 3-5-7 Poker™ games by August 12, 2008, for which they complied on a later date to the best of our knowledge.

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

A mediation of this case and the others involving Awada and GEI on June 27, 2008 resulted in settlement of all cases with Awada and his companies.   However, Awada and his entities have refused to sign the settlement agreement.  The settlement agreement would have provided, among other things, that (i) Awada will transfer the 3-5-7 Poker™ game to the Company for no cash or other payment by the Company, (ii) the Company will forbear from collecting on the judgment absent any breaches by Awada; (iii) all related matters will be dismissed with prejudice and (iv) a full release by Awada and GEI of the Company for any past acts.  As of October 31, 2008, we believe that it is not probable that a settlement of this matter will occur.

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

A Consolidated Class Action Complaint ("Consolidated Complaint") was filed on February 5, 2008. The Consolidated Complaint asserts the same causes of action for violation of federal securities law as the initial lawsuits, and applies to a class period of February 1, 2006 to March 12, 2007. The Consolidated Complaint contains essentially the same material allegations as in the initial lawsuits, and also contains allegations arising out of the Company's acquisition of Stargames and disclosures concerning the Company's internal controls. This Consolidated Complaint supersedes all previously filed lawsuits covering this class period. On March 25, 2008, defendants filed a motion to dismiss. On May 2, 2008, Lead Plaintiffs filed an opposition to the defendants' Motion to Dismiss. On May 30, 2008, the defendants filed a reply brief in support of the motion. Additional briefs have been filed since May 30, 2008.  No hearing date has been set by the Court. The Company believes that all of the above purported class action suits are without merit and intends to vigorously defend each of these cases. Due to the uncertainty of the ultimate outcome of these matters, the impact on future financial results is not subject to reasonable estimates. However, we have tendered these cases to our directors and officers insurance carriers.   Thus far reimbursement by our directors and officers insurance carriers for substantially all of the legal fees incurred for the cases has occurred in the ordinary course.  While at this time we believe that our directors and officers insurance carriers will continue to reimburse us for legal fees, there can be no assurance that such reimbursement will continue in the future.

At this time, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial and third party risks beyond our control, we do not believe that the loss, if any, would be material.

6.           Shareholder Derivative Suits—

a. Shareholder Derivative Lawsuit I—On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint in the U.S. District Court for the District of Nevada against our CEO, Mark Yoseloff, our former President, Paul Meyer, our former CFO, Richard Baldwin, our General Counsel, Jerome Smith, and the current members of our Board of Directors. The Company was also named as a nominal defendant. On September 24, 2007, plaintiffs voluntarily dismissed Jerome Smith from the case without prejudice. The complaint, on behalf of the Company, alleges breach of fiduciary duty and related causes of action against the defendants. The allegations generally relate to the restatement of the Company's Fiscal 2006 annual results and our acquisition of Stargames. The complaint seeks an unspecified amount of damages.

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

On March 26, 2008, the Court approved an updated stipulation, which provided that plaintiffs will file a consolidated amended complaint on or about August 1, 2008. On July 28, 2008, the Court approved an updated stipulation, which provided that plaintiffs have until on or about December 1, 2008, to file a consolidated amended complaint.

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

See also subsequent events.

7.           Prime Table Games, et al., vs. Shuffle Master.  On August 25, 2008, Prime Table Games LLC, Derek Webb, Hannah O’Donnell, and Prime Table Games UK (collectively, “Prime Table”) filed suit against the Company in the United States District Court for the Southern District of Mississippi.  The complaint primarily involves our Three Card Poker game and alleges that certain alleged conduct of the Company constitutes a violation of various federal antitrust laws, and also asserts related claims. Other claims include the following (some of which are related to Three Card Poker and others related to other games): breach of contract (including certain equitable claims), breach of the duty of good faith and fair dealing, patent infringement, patent misuse, and unfair trade practices.  Prime Table is seeking in excess of $15,000 in damages, plus various equitable remedies, including without limitation, rescission or reformation of the non-competition and first right of refusal provisions of our Three Card Poker purchase agreement with plaintiffs, and a ruling that the Three Card Poker patents are unenforceable.

On August 29, 2008 and October 22, 2008 respectively, Prime Table filed amended complaints.  The amended complaints do not materially modify the allegations made in the complaint referenced above and filed on August 25, 2008.  We have not yet responded to the operative complaint.

On October 24, 2008, we filed a Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a).  The Motion asks the Court to transfer venue to the United States District Court for the District of Nevada, Southern Division.  We expect a ruling on the motion sometime in 2009.

We believe that the above claims and litigation are without merit and intend to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

See also subsequent events.

16. SUBSEQUENT EVENTS

Outstanding remaining Notes.  On December 10, 2008, we settled an additional $10,000 of our Notes, at a discount, in a separate transaction on the open market, leaving $30,258 of outstanding remaining Notes at that date.  We borrowed on the Revolver to fund this additional settlement.

Intellectual property license legal proceeding.  On January 8, 2009, we filed a Summons with Notice in the Supreme Court for the State of New York, County of New York. The action was filed against Progressive Gaming International Corporation (hereinafter “PGIC”), Private Equity Management Group, Inc., and Private Equity Management Group Financial Corporation (hereinafter collectively “PEM”).

The action sought the issuance of a temporary, preliminary, and permanent injunction prohibiting the alienation, sale, transfer, or encumbrance of certain patents licensed to SMI. SMI believes that the sale, on January 15, 2009, of substantially all of the assets of PGIC will include certain patents licensed to SMI in September 2007 which SMI has the right to buy for one dollar each.

On January 12, 2009, we asked the Supreme Court of New York, New York County, the trial court in New York State, for a temporary restraining order prohibiting PGIC or PEM from selling, during the pendency of the arbitration, any patents licensed to SMI, and for an order to show cause why a preliminary injunction should not issue granting the same relief. On that date, the Court denied our request for a temporary restraining order. The decision was based on the Court’s belief that our rights had been secured by contract, and that those rights would survive any planned sale and would be binding upon any subsequent acquirer of the patents.  In other words, the Court apparently believed that we will not be irreparably injured by any sale, given the survivorship of our rights.  Further, the denial of the temporary restraining order was not a decision on the merits of our claim of rights to the licensed patents.

We have taken steps to protect our rights in the known material patents which are part of the September 2007 license agreement, and, if we become aware that any of the patents we have the right to purchase are, in fact, bought by any bidder, then we will appropriately consider moving to have the sale rescinded, for the patents to be assigned or licensed to Shuffle Master with clean title, or for such other appropriate protections or remedies.

These proceedings do not affect the following items which were material in regards to the purchase of PGIC’s worldwide Table Games Division: our rights in the progressive table game software and hardware; the Caribbean Stud game; Texas Hold’em Bonus game; and the broad range of intellectual property that complements our existing PTG business.

However, if the licensed patents are, in fact, sold to a third party, especially a competitor, we could face disputes about the scope of our rights, claims of infringement and ongoing possible infringement, and validity of the non-compete provisions as well as on-going legal fees in attempting to enforce our rights. Further, while we believe that our license rights to the licensed patents would survive any sale, and remain in full force and effect, there is still a risk that a court or arbitrator would disagree with our legal positions.

We do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated. Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

Legal proceedings update.

VendingData II -  On November 26, 2008, we filed a motion to dismiss our appeal.  We expect the Court of Appeals to dismiss the appeal in early calendar 2009.  Following the dismissal of our appeal, we believe the District Court will rule sometime in calendar year 2009 on the Motion for Attorneys' Fees and Costs and the return of our $3,000 in cash security.  However in December 2008, Vending Data and we agreed to a stay of all legal proceedings until January 30, 2009.

Awada -  On November 26, 2008, the Court held a hearing in this matter and we were informed that trial of this matter was set for April 20, 2009.  We filed our Motion for Summary Judgment as to the remaining claims on December 15, 2008.  We expect the Motion for Summary Judgment to be heard on January 26, 2009.

Shareholder Derivative Suits -  On November 24, 2008, the Court approved an updated stipulation filed on November 25, 2008, which provided that plaintiffs will file a consolidated amended complaint on or about March 2, 2009.

Prime Table Games, et al., vs. Shuffle Master - On November 17, 2008, we filed a motion to dismiss several of Prime Table’s causes of action pursuant to Federal Rule of Civil Procedure 12(b)(6).  The motion asks the Court to dismiss certain counts of the Second Amended Complaint, which include most of the antitrust claims.  We expect a ruling on the motion sometime in 2009.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended October 31, 2008, 2007 and 2006

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions
	Beginning of Period	Charged to Expense(a)	Stargames Acquisition	Deductions/ Other	Balance at End of Period
(In thousands)
Allowance for bad debts (Accounts receivable):
2008	$ 476	$ 90	$ —	$(18)	$ 584
2007	$1,422	$ 36	$ —	$ 982	$ 476
2006	$ 283	$(777)	$1,907	$ (9)	$1,422
Allowance for bad debts (Investment in sales-type leases and notes receivable):
2008	$ 236	$2	$ —	$36	$ 202
2007	$ 681	$ (443)	$ —	$2	$ 236
2006	$ 631	$240	$ —	$190	$ 681

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Chief Executive Officer and Acting Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting described below, as of October 31, 2008 our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2008 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2008.  This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of October 31, 2008.

The specific material weakness identified by management as of October 31, 2008 is described as follows:

Our process to track raw materials through the manufacturing process was ineffective resulting in errors in the recorded inventory balance. These errors were not detected timely due to deficiencies in the design and operation of our periodic counting procedures. Although these deficiencies did not result in a material misstatement for the period ended October 31, 2008, the Company’s compensating monitoring controls were not operating at a sufficient level of precision, to prevent or timely detect a material misstatement in our inventory for an interim or annual period.

Deloitte and Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting for the fiscal year ended October 31, 2008. This report follows this Item 9A.

Remediation Plan

Subsequent to October 31, 2008, the Company has, and will continue to identify and adopt measures to remedy the material weakness described above.  Such remedial measures include, but are not limited to, the following actions:

•	Provide additional training to the warehouse staff on inventory policies and procedures, including tracking raw materials through the inventory process.

•	Modify the period end closing procedures to include physical counts of substantially all domestic inventory.

•	Re-design the cycle count process, including the frequency of such counts, focusing on inventory not counted during our period end close process.

The implementation of these initiatives and additional procedures, as deemed appropriate, is a priority for the Company in fiscal year 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Shuffle Master, Inc.
Las Vegas, Nevada

We have audited Shuffle Master, Inc. and subsidiaries’ (the "Company’s") internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment:

The process to track raw materials through the manufacturing process was ineffective resulting in errors in the recorded inventory balance. These errors were not detected timely due to deficiencies in the design and operation of our periodic counting procedures. The Company’s compensating monitoring controls were not operating at a sufficient level of precision, to prevent or timely detect a material misstatement in our inventory for an interim or annual period.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2008, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2008 of the Company and our report dated January 14, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on November 1, 2007.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 14, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

• Information regarding our directors, including the audit committee financial expert, appears under the caption “Election of Directors” in our Fiscal 2008 Proxy Statement and is incorporated herein by reference.

• Executive Officers of the Registrant. The information under the caption “Executive Officers” in our Fiscal 2008 Proxy Statement is incorporated herein by reference.

• Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2008 Proxy Statement is incorporated herein by reference.

• Information regarding our Code of Conduct appears in our Fiscal 2008 Proxy Statement, under the caption “Proposal 1—Election of Directors—Corporate Governance—Compliance Committee,” and is incorporated herein by reference.

• Our Code of Conduct is publicly available on our website at www.shufflemaster.com and is also available in print to any shareholder upon request. Our website address is intended to be an inactive, textual reference only; none of the material on the website is part of this report. We may revise these policies from time to time and will promptly post any revisions on our website. If we grant any waiver from a provision of the Code of Conduct to our Chief Executive Officer or Acting Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation,” “Compensation of Directors,” and “Report of Compensation Committee on Executive Compensation,” in our Fiscal 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2008 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Party Transactions” in our Fiscal 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2008 Proxy Statement under the captions “Independent Auditor” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K.
	2.	Financial Statement Schedules
See Item 8 to this Annual Report on Form 10-K for applicable financial statement schedules.
	3.	Management Contracts, Compensatory Plans and Arrangements
Management contracts, compensatory plans and arrangements are listed as exhibits 10.1 through 10.32 included in Item 15(b) of this Annual Report.
(b)	Exhibits
	3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
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

	3.6	Amended and Restated Bylaws of Shuffle Master, Inc., effective November 11, 2008 (Incorporated by reference to exhibit 3.4 to our Current Report on Form 8-K, filed November 13, 2008).
	4.1	Shareholder Rights Plan dated June 26, 1998 (Incorporated by reference to our Current Report on Form 8-K dated June 26, 1998).
	4.2	Amendment No. 1 to Rights Agreement dated January 25, 2005 (Incorporated by reference to our Current Report on Form 8-K dated February 10, 2005).
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

	4.8	Amendment to Rights Agreement dated June 26, 2008 (Incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K, filed July 2, 2008).
	10.1	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
	10.2	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
	10.3	Shuffle Master, Inc. Restated Outside Directors’ Option Plan dated January 24, 2002 (Incorporated by reference to exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).

10.4	Shuffle Master, Inc. 2004 Equity Incentive Plan (Incorporated by reference to our Proxy Statement dated February 23, 2004).
10.5	Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to our Proxy Statement dated February 23, 2004).
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

10.13
Distributorship Agreement by and between Machines Games Automatics, S.A. and Shuffle Master GMBH & CO KG dated May 17, 2005 (request for confidential treatment filed with SEC) (filed as exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2005).

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

10.25	First Amendment to Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed January 11, 2008).
10.26	Employment Agreement, by and between Shuffle Master, Inc. and Coreen Sawdon (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed March 6, 2008).
10.27	Second Amendment to Employment Agreement, by and between Shuffle Master, Inc. and Mark L. Yoseloff (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed July 11, 2008).
10.28
Amendment No. 2 to Credit Agreement, dated July 14, 2008, among Shuffle Master, Inc., Deutsche Bank Trust company Americas, as Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A (Incorporated by reference to Exhibit 10.28 to Amendment No.1 to the Registration Statement on Form S-1 of Shuffle Master, Inc., Registration No. 333-12000, filed on July 14, 2008).

10.29	Second Amendment to Employment Agreement, by and between Shuffle Master, Inc. and Brooke Dunn (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed November 4, 2008).
10.30	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.26 in our Current Report on Form 8-K, filed November 13, 2008).
10.31	Employment Agreement, by and between Shuffle Master, Inc. and David Lopez (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed November 20, 2008).
10.32	First Amendment to Employment Agreement, by and between Shuffle Master, Inc. and David Lopez (Incorporated by reference to exhibit 10.2 in our Current Report on Form 8-K, filed November 20, 2008).
10.33	The Shuffle Master, Inc. 2004 Equity Incentive Plan (As Amended and Restated on December 31, 2008) (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed January 7, 2009).
10.34
The Shuffle Master, Inc. 2004 Equity Incentive Plan For Non-Employee Directors (As Amended and Restated on December 31, 2008) (Incorporated by reference to exhibit 10.2 in our Current Report on Form 8-K, filed January 7, 2009).

10.35
Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and Mark L. Yoseloff (Incorporated by reference to exhibit 10.3 in our Current Report on Form 8-K, filed January 7, 2009).

10.36
Amended and Restated Covenant Not To Compete, by and between Shuffle Master, Inc. and Mark L. Yoseloff (Incorporated by reference to exhibit 10.4 in our Current Report on Form 8-K, filed January 7, 2009).

10.37	Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and Coreen Sawdon (Incorporated by reference to exhibit 10.5 in our Current Report on Form 8-K, filed January 7, 2009).
10.38	Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and David Lopez (Incorporated by reference to exhibit 10.6 in our Current Report on Form 8-K, filed January 7, 2009).
10.39
Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and Jerry Smith (Incorporated by reference to exhibit 10.1 in our Annual Report on Form 10-K for the year ended October 31, 2008).

10.40
Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and Roger Snow (Incorporated by reference to exhibit 10.2 in our Annual Report on Form 10-K for the year ended October 31, 2008).

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

SHUFFLE MASTER, INC.

Dated: January 14, 2009	By:	/s/ MARK L. YOSELOFF Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK L. YOSELOFF	Chief Executive Officer (Principal Executive Officer)	January 14, 2009
Mark L. Yoseloff

/s/ COREEN SAWDON	Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	January 14, 2009
Coreen Sawdon

/s/ PHILLIP C. PECKMAN	Chairman of the Board of Directors
Phillip C. Peckman

/s/ LOUIS CASTLE	Director	January 14, 2009
Louis Castle

/s/ GARRY W. SAUNDERS	Director	January 14, 2009
Garry W. Saunders

/s/ JOHN R. BAILEY	Director	January 14, 2009
John R. Bailey

/s/ WILLIAM W. WARNER	Director	January 14, 2009
William Warner