Form 10-Q
period 2009-03-12
SHUFFLE MASTER INC
filed 2009-03-12
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 8, 2009, 53,640,183 shares of Common Stock of the Registrant were outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2009

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	January 31,
	2009	2008
Revenue:
Product leases and royalties	$18,356	$17,019
Product sales and service	16,110	20,834
Other	23	44
Total revenue	34,489	37,897
Costs and expenses:
Cost of leases and royalties	5,839	5,469
Cost of sales and service	8,089	10,582
Gross profit	20,561	21,846
Selling, general and administrative	15,651	18,375
Research and development	3,740	4,589
Total costs and expenses	33,319	39,015

Income (loss) from operations	1,170	(1,118)

Other income (expense):
Interest income	234	362
Interest expense	(1,872)	(2,351)
Other, net	(849)	353
Total other income (expense)	(2,487)	(1,636)
Gain on early extinguishment of debt	163	—
Loss from operations before tax	(1,154)	(2,754)
Income tax benefit	(181)	(951)
Net loss	$(973)	$(1,803)

Basic and diluted loss per share:
	$(0.02)	$(0.05)
Weighted average shares outstanding:
Basic	53,058	34,717
Diluted	53,058	34,717

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share amounts)

	January 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,365	$5,374
Accounts receivable, net of allowance for bad debts of $567 and $584	20,169	28,915
Investment in sales-type leases and notes receivable, net of allowance	4,309	5,655
for bad debts of $195 and $202
Inventories	24,865	22,753
Prepaid income taxes	5,952	7,459
Deferred income taxes	5,312	5,318
Other current assets	6,019	4,925
Total current assets	74,991	80,399
Investment in sales-type leases and notes receivable, net of current portion	1,426	1,961
Products leased and held for lease, net	19,880	21,054
Property and equipment, net	8,841	9,143
Intangible assets, net	62,053	66,153
Goodwill	60,077	60,929
Deferred income taxes	9,339	10,013
Other assets	11,921	12,294
Total assets	$248,528	$261,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,016	$10,645
Accrued liabilities	8,913	13,269
Customer deposits	2,396	2,211
Deferred revenue	4,967	4,610
Current portion of long-term debt and other current liabilities	32,844	41,925
Total current liabilities	54,136	72,660
Long-term debt, net of current portion	88,579	83,396
Other long-term liabilities	4,210	2,659
Deferred income taxes	239	373
Total liabilities	147,164	159,088
Commitments and contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,644 and
53,535 shares issued and outstanding	536	535
Additional paid-in capital	85,483	83,710
Retained earnings	25,850	26,823
Accumulated other comprehensive loss	(10,505)	(8,210)
Total shareholders' equity	101,364	102,858
Total liabilities and shareholders' equity	$248,528	$261,946

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(973)	$(1,803)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,715	5,689
Amortization of debt issuance costs	325	327
Share-based compensation	2,211	1,392
Provision for bad debts	43	135
Gain on sale of leased assets	(354)	(473)
Gain on early extinguishment of debt	(163)	—
Changes in operating assets and liabilities:
Accounts receivable	8,737	10,697
Investment in sales-type leases and notes receivable	1,888	2,507
Inventories	(2,227)	866
Accounts payable and accrued liabilities	(7,819)	(5,610)
Customer deposits and deferred revenue	471	(1,626)
Income taxes payable, net of stock option exercises	(66)	—
Deferred income taxes	(354)	1,941
Prepaid income taxes	1,616	(3,475)
Other	(1,024)	(415)
Net cash provided by operating activities	8,026	10,152

Cash flows from investing activities:
Proceeds from sale of leased assets	523	636
Proceeds from sale of assets	161	—
Payments for products leased and held for lease	(728)	(3,804)
Purchases of property and equipment	(247)	(413)
Purchases of intangible assets	(147)	(556)
Acquisition of businesses, net of cash acquired	—	(792)
Net cash used by investing activities	(438)	(4,929)

Cash flows from financing activities:
Debt repayments	(16,532)	(5,556)
Debt proceeds	12,000	6,500
Repurchases of common stock	(18)	—
Proceeds from issuances of common stock, net	—	1
Net cash (used) provided by financing activities	(4,550)	945

Effect of exchange rate changes on cash	(47)	(156)

Net increase in cash and cash equivalents	2,991	6,012
Cash and cash equivalents, beginning of period	5,374	4,392
Cash and cash equivalents, end of period	$8,365	$10,404

Cash paid (received) for:
Income taxes, net of refunds	$(1,520)	$(443)
Interest	898	1,625
Non-cash transactions
Unrealized loss on investment recorded to other comprehensive loss, net of tax	—	(755)

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

Utility.  Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. Additionally, we have acquired or are developing products, such as our i-Shoe™ Auto card reading shoe, that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

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

We intend to broaden our PTG content through development and acquisition. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers' Malta-based subsidiary, Guardian Gaming.  Guardian Gaming operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal. Internet gaming is not legal in the United States. Guardian Gaming launched Shuffle Master Live! in November 2007.

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are Table Master™, Vegas Star®, Rapid Table Games™ and the i-Table™.  Our Table Master™ and Vegas Star® feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes, while offering live game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Our i-Table™ platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler to dramatically improve game speed and security while reducing many operating expenses associated with live tables.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee.  When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Basis of presentation.  The unaudited interim condensed balance sheet as of January 31, 2009, and the unaudited interim condensed statement of operations for the three month period ended January 31, 2009, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial information for the three months ended January 31, 2009, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The consolidated balance sheet as of October 31, 2008, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2008, is included in “Item 8. Financial Statements and Supplementary Data” in our latest shareholders’ Annual Report on Form 10-K (“Form 10-K”). It is suggested that these condensed financial statements, included in this Form 10-Q, be read in conjunction with the financial statements and the notes thereto included in our Form 10-K.  The results of operations for the three months ended January 31, 2009, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ended October 31, 2009.

Use of estimates and assumptions. The preparation of our condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) the subjective and complex judgments for revenue recognition typically involve whether collectability is probable, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements (multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized; and the judgment of managment is required to establish vendor specific objective evidence of fair value for our products and services); (2) allowance for doubtful accounts; (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; and (8) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Recently issued or adopted accounting standards. In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009.  We have not yet evaluated the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) FSP Accounting Principles Board (“APB”) No. 14-1, “Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15,

2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. This will be effective for our fiscal year beginning in November 2009.  We have not yet evaluated the effect, if any, that APB 14-1 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 will be effective for us beginning November 2009 and must be applied prospectively to our intangible assets.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for years beginning after November 15, 2008.  This will be effective for our fiscal year beginning in November 2009.   We have not yet evaluated the effect, if any, that SFAS 161 will have on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 effective November 1, 2008 and did not elect to fair value our financial instruments.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS 157 for financial assets and liabilities effective November 1, 2008, but did not elect the fair value option for any of our existing financial instruments.  Accordingly, we determined the adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements.  In February 2008, the FASB issued FSP 157-2, “Effective Date of SFAS 157” (“FSP 157-2”), which is an amendment to SFAS 157, delaying the effective date of SFAS 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 is effective for us beginning November 2009 for non-financial assets and liabilities.  We have not yet evaluated the effect, if any, that the adoption of SFAS 157 for non-financial assets and liabilities will have on our consolidated financial statements.

2. SIGNIFICANT TRANSACTIONS

Remaining contingent convertible senior notes.  In our third quarter ended July 31, 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of the Notes have the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest. We currently expect, and expected at the time of the Refinancing, that all holders of the Notes that have not otherwise been retired will exercise this repurchase option on April 15, 2009.

On December 10, 2008, we purchased $10,000 of our remaining outstanding Notes in a separate open market transaction.  We expect that the remaining noteholders will exercise their repurchase option on April 15, 2009; as such, we classified the remaining $30,258 in aggregate principal amount of the Notes as current debt as of January 31, 2009.  We intend to draw on the $100,000 revolving credit facility (the “Revolver”) and/or use cash on hand to redeem the remaining outstanding Notes.

3. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	January 31,	October 31,
	2009	2008
	(In thousands)
Accounts receivable, net:
Trade receivables	$20,736	$29,499
Less: allowance for bad debts	(567)	(584)
Total	$20,169	$28,915

	January 31,	October 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials and component parts	$17,039	$16,649
Work-in-process	1,151	710
Finished goods	6,675	5,394
Total	$24,865	$22,753

	January 31,	October 31,
	2009	2008
	(In thousands)
Other current assets:
Prepaid expenses	$5,296	$4,158
Other receivables	660	670
Other	63	97
Total	$6,019	$4,925

	January 31,	October 31,
	2009	2008
	(In thousands)
Products leased and held for lease:
Utility	$30,825	$30,014
Less: accumulated depreciation	(22,521)	(21,456)
Utility, net	8,304	8,558

Proprietary Table Games	2,632	2,658
Less: accumulated depreciation	(1,236)	(1,117)
Proprietary Table Games, net	1,396	1,541

Electronic Table Systems	16,515	16,420
Less: accumulated depreciation	(6,335)	(5,465)
Electronic Table Systems, net	10,180	10,955

Total, net	$19,880	$21,054

	January 31,	October 31,
	2009	2008
	(In thousands)
Other long-term assets:
PGIC prepaid royalty	$4,679	$4,709
Deposits	3,623	3,628
Debt issuance costs, net	2,994	3,319
Other	625	638
Total	$11,921	$12,294

In connection with our acquisition of Progressive Gaming International Corporation’s (“PGIC”) worldwide Table Games Division (“TGD”) on September 26, 2007, we acquired PGIC’s Game Manager™ software and related table hardware (collectively, the “GMS”) under the Software Distribution License Agreement. The Software Distribution License Agreement provides a framework for us to further utilize the GMS, as well as use PGIC’s Casinolink® Jackpot System™ for installations where the GMS cannot handle the total number of tables and/or properties being managed.  As such, we have started integrating the GMS with certain versions of our proprietary table games in numerous jurisdictions. We paid PGIC a $3,000 advance of royalties due under the Software Distribution License Agreement within 10 days of signing the purchase agreement for the acquisition of PGIC’s TGD business. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of PGIC’s progressive technology on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games is 15% of the net incremental revenue attributable to adding the progressive element. See Note 13 for subsequent event.

Deposits are primarily comprised of a $3,000 security deposit related to our patent infringement lawsuit against Elixir Gaming Technologies, Inc. (formerly “VendingData”) and deposits associated with equipment purchases. See Note 12 for more information related to the Elixir Gaming Technologies, Inc. (formerly “VendingData”) litigation.

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method. Amortization of debt issuance costs was $325 for the three months ended January 31, 2009 and $327 for the same prior year period.  The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 2.8 years.  Debt issuance costs are related to the refinancing of our Notes, our Revolver and our $65,000 term loan facility (“Term Loan”).

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and Casinos Austria Research & Development GmbH & Co KG (“CARD”) tradenames, are subject to amortization. We amortize substantially all of our intangible assets proportionate to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenant not to compete, we amortize on a straight-line basis over their useful lives, using the straight-line amortization method.  Amortization expense was $3,203 and $3,620 for the three months ended January 31, 2009 and 2008, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Avg	January 31,	October 31,
	Useful Life	2009	2008
Amortized intangible assets:		(In thousands)

Patents, games and products	10 years	$59,112	$60,478
Less: accumulated amortization		(32,561)	(30,839)
		26,551	29,639
Customer relationships	10 years	18,999	19,497
Less: accumulated amortization		(4,225)	(3,592)
		14,774	15,905
Licenses and other	6 years	5,960	4,392
Less: accumulated amortization		(2,388)	(2,189)
		3,572	2,203
Developed technology	4 years	6,975	7,318
Less: accumulated amortization		(5,232)	(5,031)
		1,743	2,287
Total		$46,640	$50,034

Changes in gross balances relate to purchases of patents and licenses in addition to foreign currency translation adjustments.

Tradenames.  Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $15,413 and $16,119 as of January 31, 2009 and October 31, 2008, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of January 31, 2009, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2008	$37,194	$7,373	$8,200	$8,162	$60,929
Foreign currency translation adjustment	(85)	—	(384)	(383)	(852)
Balance at January 31, 2009	$37,109	$7,373	$7,816	$7,779	$60,077

All of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD.  Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting units, as defined under SFAS 142.

5. DEBT

Debt consists of the following:

	January 31.	October 31,
	2009	2008
	(In thousands)

Term Loan	$65,000	$65,000
Contingent convertible senior notes (the "Notes"),
fixed rate interest at 1.25%, due 2024	30,258	40,258
Revolver	22,000	16,000
PGIC TGD minimum consideration, non-interest bearing,
due in installments through 2011	2,247	2,444
BTI acquisition contingent consideration	98	527
Kings Gaming Inc. contingent consideration	511	508
Bet the Set "21" contingent consideration	396	412
Total debt	120,510	125,149
Less: current portion	(31,931)	(41,753)
Total long-term debt	$88,579	$83,396

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

●
during any fiscal quarter commencing after the date of original issuance of the Notes, if the closing sale price of our common stock over a specified number of trading days during the previous quarter is more than 120% of the conversion price of the Notes on the last trading day of the previous quarter;

●	if we have called the Notes for redemption and the redemption has not yet occurred;

●
during the five trading day period immediately after any five consecutive trading day period in which the trading price of the Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day multiplied by the number of shares of our common stock issuable upon conversion of $1,000 in principal amount of the Notes, provided that, if on the date of any conversion pursuant to this trading price condition, our common stock price on such date is greater than the conversion price but less than 120% of the conversion price, then the holder will be entitled to receive Conversion Value (as defined in the indenture covering these Notes) equal to the principal amount of the Notes, plus accrued and unpaid interest; or

●	upon the occurrence of specified corporate transactions.

We may call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the date of redemption. In addition, the holders may require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders may require us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

In anticipation of our Notes being put by the holders on April 15, 2009, we executed a multi-step refinancing plan in fiscal 2008 that involved a second amendment to our senior secured credit facility, a public offering of our common stock and a cash tender offer for our Notes.  We expect the holders of the remaining Notes that were not tendered will exercise their repurchase option on April 15, 2009. Accordingly, we have classified the remaining $30,258 of Notes in the current portion of long-term debt.  We intend to draw on our Revolver and/or use cash on hand to satisfy the remaining outstanding Notes.

Senior Secured Credit Facility

Revolver.  On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent, which consisted of a $100,000 revolving credit facility (the “Revolver”).  The amount drawn under the Revolver was $22,000 and $16,000 as of January 31, 2009 and October 31, 2008, respectively.  As of January 31, 2009, we had approximately $78,000 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

Loans under the Revolver bear interest at a margin over one month LIBOR or Base Rate, as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time.  Our effective interest rates as of January 31, 2009 and October 31, 2008 were 5.0% and 6.5%, respectively. Borrowings under the Revolver may be used to repurchase the remaining outstanding Notes, for working capital, capital expenditures and general corporate purposes (including share repurchases and acquisitions).

Second Amendment and Term Loan. On July 14, 2008, we entered into a second amendment (the “Second Amendment”) to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 Revolver discussed above.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions.

The Term Loan bears interest at 2.75% over the Base Rate or 3.75% over one month LIBOR, as elected by us.  The Term Loan has scheduled amortization payments of 0.25% of the principal every quarter starting with the quarter ending on January 31, 2009.  Accordingly, we have classified $813 in current portion of long term debt.   The mandatory repayment provisions also requires us to repay the Term Loan with (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested.  The Term Loan matures on November 30, 2011.

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.25 to 1.0 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio threshold steps down to 4.00 to 1.0 starting with the quarter ending July 31, 2009, and 3.75 to 1 in the quarter ending July 31, 2010.  Our Total Leverage Ratio as of January 31, 2009 and October 31, 2008 was 2.1 to 1.0 and 2.3 to 1.0, respectively, and our Interest Coverage Ratio as of January 31, 2009 and October 31, 2008 was 9.8 to 1.0 and 8.3 to 1.0, respectively.

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

Progressive Gaming International Corporation (“PGIC”) Table Games Division (“TGD”) minimum consideration.  In connection with our acquisition of Progressive Gaming International Corporation’s (“PGIC”) worldwide Table Games Division (“TGD”) on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amount to be paid in 2009 is $1,000 and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year. The balance as of January 31, 2009 and October 31, 2008 of $2,247 and $2,444, respectively, represents the discounted present value of the future payments, excluding imputed interest of approximately $253 and $306, respectively, using an effective interest rate of 7.25%.

Bet Technology Inc. (“BTI”) liabilities.  In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The balance of this liability as of January 31, 2009 and October 31, 2008 was $98 and $527, respectively.

Kings Gaming Inc. contingent consideration.  In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (the “Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. On the Maturity Date, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (the “Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of January 31, 2009 and October 31, 2008 was $511 and $508, with an effective interest rate of 1.8% and 3.5%. As of January 31, 2009, we paid $22 of interest to date.

Bet the Set “21” ® contingent consideration.  In connection with our acquisition of Bet the Set “21” ® in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” ® side bet table game up to a maximum of $560. The balance of this liability as of January 31, 2009 and October 31, 2008 was $396 and $412, respectively.

6. SHAREHOLDERS’ EQUITY

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases. For the three months ended January 31, 2009, we repurchased 4 shares of our common stock for a total of $18 at an average price of $4.87 per share, as compared to no common stock repurchases in the same prior year period.  As of January 31, 2009, $21,059 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive loss.  For the three months ended January 31, 2009, other comprehensive loss consisted primarily of foreign currency translation adjustments.  For the three months ended January 31, 2008, other comprehensive loss consisted of foreign currency translation adjustments and adjustments to our investment in Sona Mobile Holdings Corporation, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The following table provides information related to other comprehensive loss:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)

Net loss	$(973)	$(1,803)
Currency translation adjustments	(2,295)	(3,961)
Unrealized loss on investment in Sona	—	(755)
Total other comprehensive loss	$(3,268)	$(6,519)

7. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), restricted stock and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and expires in ten years. Equity granted under the 2004 Directors’ Plan generally vests immediately and expires in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

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

As of January 31, 2009, 64 and 688 shares were available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based payment plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands, except exercise price and contract term)

Outstanding at October 31, 2008	3,396	$17.80	6.1	$4
Granted	419	4.29	—	—
Exercised	—	—	—	—
Forfeited or expired	(6)	9.95	—	—
Outstanding at January 31, 2009	3,809	16.33	6.3	—
Exercisable at January 31, 2009	2,483	17.84	5.1	—
Vested and expected to vest at January 31, 2009	3,528	17.84	6.3	—

For the three months ended January 31, 2009 and 2008, there were no stock options exercised and therefore no related income tax benefit.  As of January 31, 2009, there was $4,002 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to restricted stock is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands, except fair value)

Nonvested at October 31, 2008	504	$24.15
Granted	118	4.31
Vested	(56)	27.27
Forfeited	(6)	12.65
Nonvested at January 31, 2009	560	19.76

For the three months ended January 31, 2009 and 2008, we issued 118 and 53 shares of restricted stock, respectively, with an aggregate fair value of $512 and $626, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of January 31, 2009, there was approximately $4,354 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 1.7 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Compensation costs:
Stock options	$837	$555
Restricted stock	1,374	837
Total compensation cost	$2,211	$1,392
Related tax benefit	$(689)	$(347)

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

Three Months Ended
January 31, 2009
Option valuation assumptions:
Expected dividend yield	—
Expected volatility	64.8%
Risk-free interest rate	1.5%
Expected term	4.4 years

8. INCOME TAXES

Our effective income tax rate for the three months ended January 31, 2009 and 2008 was (15.7%) and (34.5%), respectively.  We expect that our effective income tax rate for fiscal 2009 will be between 30.0% and 35.0%.  The difference between the federal statutory rate and our effective income tax rate is primarily due to permanent tax benefits related to interest expense, research & development, U.S. manufacturing deduction and valuation allowance related to certain foreign losses. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), as well as accumulated interest and penalties.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	January 31,
	2009	2008

Loss from operations	$(973)	$(1,803)

Basic and diluted:
Weighted average shares	53,058	34,717

Basic and diluted loss per share	$(0.02)	$(0.05)
Weighted average anti-dilutive shares excluded from diluted EPS	10,379	10,757

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three months ended January 31, 2009 and 2008, the average fair value of our common stock did not exceed $28.07, therefore no dilutive effect of our outstanding Notes is included in our diluted earnings per share calculation. For the three months ended January 31, 2009 and 2008, the dilution of 120 and 158 shares, respectively, related to our options, restricted stock and Notes have not been included in the diluted loss per share computation as their inclusion would be anti-dilutive.

10. OTHER INCOME (EXPENSE) AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

Other income (expense) is comprised of the following:

	Three Months Ended
	January 31,
	2009	2008
	(In thousands)
Other income (expense):
Interest income	$234	$362
Interest expense	(1,872)	(2,351)
Other, net	(849)	353
Total other income (expense)	$(2,487)	$(1,636)

Gain on early extinguishment of debt	$163	$-

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.  Interest expense for three months ended January 31, 2009 primarily relates to interest on our Revolver, Term Loan and Notes.  Interest expense for the three months ended January 31, 2008 primarily related to interest on our Revolver and Notes.  Interest expense also relates to amortization of debt issue costs.  For the three months ended January 31, 2009, amortization of debt issue costs of $325 related to our Revolver, our Term Loan and our Notes.  For the three months ended January 31, 2008, amortization of debt issue costs of $327 related to our Revolver and our Notes.

Other, net primarily relates to net foreign currency translation amounts from the fluctuation of the U.S. dollar, the Euro and the Australian dollar.  A net foreign currency loss of $869 was recognized for the three months ended January 31, 2009 and a net foreign currency gain of $326 was recognized for the three months ended January 31, 2008.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. As of our third quarter of fiscal 2008, we began net settling all inter-company trade balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “ Foreign Currency Translation.”

Gain on early extinguishment of debt for the three months ended January 31, 2009, related to the gain realized from the early extinguishment of our Notes.  We did not extinguish any portion of our Notes in the same prior year period.

11. OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we report segment information based on the “management approach”. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

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

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended
	January 31,
	2009	2008
Revenue:
Utility	$15,751	$17,517
Proprietary Table Games	9,661	9,157
Electronic Table Systems	3,969	5,538
Electronic Gaming Machines	5,085	5,641
Unallocated Corporate	23	44
	$34,489	$37,897
Gross profit (loss):
Utility	$8,528	$10,606
Proprietary Table Games	8,045	7,168
Electronic Table Systems	1,560	2,290
Electronic Gaming Machines	2,422	1,881
Unallocated Corporate	6	(99)
	$20,561	$21,846
Operating income (loss):
Utility	$6,871	$7,957
Proprietary Table Games	7,263	6,496
Electronic Table Systems	147	289
Electronic Gaming Machines	996	139
Unallocated Corporate	(14,107)	(15,999)
	$1,170	$(1,118)
Depreciation and amortization:
Utility	$2,300	$2,363
Proprietary Table Games	1,162	1,035
Electronic Table Systems	1,517	1,348
Electronic Gaming Machines	211	372
Unallocated Corporate	850	898
	$6,040	$6,016
Capital expenditures:
Utility	$424	$1,530
Proprietary Table Games	158	425
Electronic Table Systems	285	2,396
Electronic Gaming Machines	5	70
Unallocated Corporate	250	352
	$1,122	$4,773

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For the three months ended January 31, 2009 and 2008, sales to customers outside the United States accounted for 42.4% and 47% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended
	January 31,
	2009		2008
	(In thousands)
Revenue:
United States	$19,874	57.6%	$20,099	53.0%
Canada	3,230	9.4%	1,243	3.3%
Other North America	555	1.6%	530	1.4%
Europe	1,730	5.0%	3,245	8.6%
Australia	7,384	21.4%	9,717	25.6%
Asia	940	2.7%	1,700	4.5%
Other	776	2.3%	1,363	3.6%
	$34,489	100.0%	$37,897	100.0%

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments.  From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of January 31, 2009, our significant inventory purchase commitments totaled $10,549 which is primarily related to parts for our various shufflers, e-table products and EGMs. As of October 31, 2008, our significant inventory purchase commitments totaled $10,805 which were primarily related to parts for our various shufflers, our progressive table games, our e-Table products, our EGMs, and Easy Chipper C products.  These purchase commitments represented short-term open purchase orders with our vendors.

Minimum royalty payments.  We have entered into an agreement related to the licensing of intellectual property for use in our business which contains annual minimum royalty payments.  The aggregate annual minimum royalty payments are approximately $19,881 through 2019 ..   The annual minimum royalty payments under this agreement vary from $750 to $2,000 annually and are only required in order for us to preserve our exclusivity rights.

Employment agreements.  We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2009 and October 31, 2008, minimum aggregate severance benefits totaled $5,214 and $5,939, respectively.

Legal proceedings.  In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Form 10-K for the year ended October 31, 2008. All significant developments during the three months ended January 31, 2009 in any of the cases disclosed in our Form 10-K for the year ended October 31, 2008 are noted below.

1.            Awada - On November 26, 2008, the Court held a hearing in this matter and we were informed that trial of this matter was set for April 20, 2009.  We filed our Motion for Summary Judgment as to the remaining claims on December 15, 2008.  On or about January 26, 2009, the Court moved the hearing on our Motion for Summary Judgment to February 23, 2009.

See subsequent events.

2.            Awada II - The entire appeal was dismissed by the Ninth Circuit Court of Appeals on December 10, 2008.

3.            VendingData II - On November 26, 2008, we filed a Motion to Dismiss our appeal.  On January 23, 2009, the Court of Appeals dismissed our appeal.  However in December 2008, Vending Data and we agreed to a stay of all legal proceedings until January 30, 2009.   On January 27, 2009, the Court granted a jointly requested stay of proceedings and all rulings until February 20, 2009.

See subsequent events.

4.           Shareholder Derivative Suit - On November 24, 2008, the Court approved an updated stipulation filed on November 25, 2008, which provided that plaintiffs will file a consolidated amended complaint on or about March 2, 2009.

See subsequent events.

5.           Prime Table Games, et al., vs. Shuffle Master - On November 17, 2008, we filed a Motion to Dismiss several of Prime Table’s causes of action pursuant to Federal Rule of Civil Procedure 12(b)(6).  The motion asks the Court to dismiss certain counts of the Second Amended Complaint, which include most of the antitrust claims.  We expect a ruling on the motion sometime in 2009.

6.           Intellectual Property Licensing Proceeding - On January 8, 2009, we filed a Summons with Notice in the Supreme Court for the State of New York, County of New York. The action was filed against PGIC, Private Equity Management Group, Inc., and Private Equity Management Group Financial Corporation (collectively “PEM”).

The action sought the issuance of temporary, preliminary and permanent injunctions prohibiting the alienation, sale, transfer, or encumbrance of certain patents licensed to us.  We believe that the sale on January 15, 2009 of substantially all of the assets of PGIC will include certain patents licensed to us in September 2007 which we had the right to purchase for one dollar each.

On January 12, 2009, we asked the Supreme Court of New York, New York County, the trial court in New York State, for a temporary restraining order prohibiting PGIC or PEM from selling any patents licensed to us, and for an order to show cause why a preliminary injunction should not issue granting the same relief. On that date, the Court denied our request for a temporary restraining order. The decision was based on the Court’s belief that our rights had been secured by contract and that those rights would survive any planned sale and would be binding upon any subsequent acquirer of the patents.  The denial of the temporary restraining order was not a decision on the merits of our claim of rights to the licensed patents.

We have taken steps to protect our rights in the known material patents that are part of the September 2007 license agreement, and, if we become aware of any of the patents we have the right to purchase are, in fact, bought by any bidder, then we will appropriately consider moving to have the sale rescinded, the patents assigned or licensed to us with clean title or such other appropriate protections or remedies.

These proceedings do not affect the following items which were material in regards to the purchase of PGIC’s worldwide TGD:  our rights in the progressive table game software and hardware, the Caribbean Stud® game, Texas Hold’em Bonus® game and the broad range of intellectual property that complements our existing PTG business.

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

Between January 16, 2009 and January 19, 2009, PGIC and certain of its subsidiaries entered into various agreements with PEM and International Game Technology ("IGT") and certain of its affiliates, pursuant to which IGT acquired substantially all of PGIC's domestic and foreign assets, along with all of PEM's rights under PGIC's existing senior credit facility, for an aggregate cash purchase price of $16,237.  This transaction included the purchase by IGT of at least some of the patents that are the subject of this proceeding.

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

13. SUBSEQUENT EVENTS

Legal Proceedings update.  (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 12):

1.           Awada - On February 2, 2009, the Court moved the trial of this matter to likely start sometime near the end of June 2009 or in July 2009.  On February 23, 2009, the Court heard our Motion for Summary Judgment.  All of Awada’s remaining claims were dismissed except for Awada’s claim against us for conversion.  There are no remaining claims against our Chief Executive Officer, Mark L. Yoseloff.  The denial of summary judgment on the conversion claim was without prejudice.  We expect to file another Motion for Summary Judgment on the conversion claim based on separate grounds from the grounds for the motion heard on February 23, 2009.

3.           VendingData II - In a hearing on February 23, 2009, the Court granted a joint request on an additional 60 day stay.  The Court issued an order on February 25, 2009 requiring the parties to file a stipulation staying all proceedings.  The Court further set a hearing on April 27, 2009 wherein the Motion for Attorneys' Fees and Costs and the motion for the return of our $3,000 in cash security will be heard.

4.           Shareholder Derivative Suit - On February 25, 2009, the parties filed a stipulation and proposed order that provided that the plaintiffs will file a consolidated amended complaint on or about July 2, 2009.  The Court approved the stipulation on February 26, 2009.

6.           Intellectual Property Licensing Proceeding - On or about February 17, 2009, we reached an agreement with IGT in the form of a Binding Term Sheet. This agreement should materially resolve our rights in the known material patents which are part of the PGIC worldwide TGD acquisition and the associated patent license agreement. In addition, on or about February 17, 2009, we executed a Royalty Acceleration Agreement (the “Royalty Agreement”) with PGIC and IGT that allowed us to pay, at a discount, the minimum consideration of $2,247 due as of January 31, 2009 under the PGIC worldwide TGD acquisition and certain other potential royalties due under both the PGIC worldwide TGD acquisition and the Software Distribution License Agreement dated September 26, 2007 (the “License Agreement”). On February 18, 2009, we paid $960 pursuant to the Royalty Agreement in full satisfaction of the PGIC TGD minimum consideration and other potential future royalties, including, but not limited to, amounts in excess of $4,679 of prepaid royalties paid under the License Agreement.  See Notes 3 and 5 for detailed discussion related to the PGIC prepaid royalty and PGIC TGD minimum consideration. Furthermore, on or about February 17, 2009, we also executed a Waiver Agreement with IGT, whereas IGT agreed not to contest that our payment of $960 stated in the Royalty Agreement was not fair, complete, and/or adequate satisfaction of all present and future monetary obligations owed to PGIC as it relates to the PGIC worldwide TGD acquisition and the License Agreement. Accordingly, we should have no material further financial obligations to PGIC and/or IGT related to the PGIC worldwide TGD acquisition and the License Agreement. We do not expect any further legal proceedings against PEM, IGT and PGIC regarding the known material patents.

Termination of Table iD Agreement. In fiscal 2007, we entered into a worldwide product integration agreement IGT and PGIC to create a comprehensive, automated table management solution using complementary capabilities, technologies and resources of the three companies (Table iD), to enhance our Intelligent Table Systems (“ITS”) product offerings.  Given PGIC’s announced cessation of its business operations, on February 24, 2009, we exercised our right to terminate our worldwide product integration agreement of Table iD with IGT and PGIC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share, unit/seat amounts and product lease/sale prices)

There are statements herein which are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could”, and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A,“Risk Factors.” The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K (“Form 10-K”) filed on January 14, 2009 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

See Note 1 to our condensed consolidated financial statements for a more detailed discussion of our four segments.

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following six-point strategy:

A continuing emphasis on leasing versus selling

We intend to continue executing this strategy primarily in North America although we will implement modest leasing programs in other parts of the world.

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

An effort to increase the return from existing assets already in the field by upgrading or adding new value elements

This includes the replacement cycle for our shufflers, shuffler interface with table systems, table game progressive systems, table game felt-based bonuses and other side bets and proprietary add-ons to existing e-Table gaming products.

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

A cost reduction initiative to reduce manufacturing costs across all product lines

Our goal is to reduce manufacturing costs across all product lines through cost savings initiatives as well as thoroughly examining our infrastructure to improve our operating margins.

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which has had negative consequences on our results for the three months ended January 31, 2009, and is likely to continue to have a negative impact throughout fiscal 2009. The recent activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as seen in broader economic trends such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

As a result, the outlook for the gaming, travel and entertainment industries both domestically and internationally remains highly uncertain.  Due to recent disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Clients have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.  For example, domestically, Nevada’s Gaming Control Board has reported record decreases in winnings during the final months of calendar 2008 and beginning of calendar 2009. Additionally, auto traffic into Las Vegas and air travel to McCarran International Airport has declined, resulting in lower casino volumes.  Internationally, casino revenues in Macau have decreased in the two most recent quarters and casino openings are expected to decrease significantly in 2009.  Additionally, Chinese authorities have placed restrictions on travel to Macau for residents of mainland China, which may further impact the gaming industry in Macau.  Our exposures to these economic conditions are not limited to these jurisdictions mentioned above, as they are used for example purposes only.  These economic conditions may cause both our domestic and international clients to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected thereby.

We believe that our products provide cost advantages for casino operators and that demand for our products may be enhanced by the need for our customers to reduce their operating costs.

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

●
We expect to continue to increase our lease revenues in our Utility segment within the United States.  As it relates to geography, we expect to continue to realize a large proportion of our Utility revenues outside of the United States from sales rather than leases.  This segment has a planned replacement cycle which will always drive a fair amount of sales activity in any one period.

●
Our leasing model is strongest in our PTG segment.  We have already experienced strength in our leasing model in the United States. We are looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.

●
We expect to continue to increase our lease revenues in our ETS segment within the United States.  Geographically, we expect to continue to realize a large proportion of our ETS revenues outside of the United States from sales rather than leases.

●	Our EGM segment is predominantly a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australasia.

●
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

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to spend significant research and development (“R&D”) efforts on the development of our newer generation shuffler products, such as the i-Deal™, our card recognition products, as well as other table accessories, such as the i-Shoe™ and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new game content, such as the i-Table™, our newest e-Table that combines a variety of our products to create an exciting new table game experience.   Finally, we have incurred significant R&D expense related to the operating system upgrades from the PC3 to the PC4 platforms for Vegas Star®, Rapid Table Games™ and EGMs. We believe that one of our strengths is identifying new and relevant product opportunities, as well as refining current products. We expect to continue to spend a significant portion of our annual revenue on R&D.

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

Gross Margin

The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. Our continued emphasis on leasing versus selling, the shift in product mix, timing of installations and related upfront installation charges, as well as increases in non-cash depreciation and amortization expenses attributable to our acquisitions have impacted our margins.

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

Our product pricing strategy reflects our desire to shift to a lease model from a sales model. We have increased the sales price of certain products such that the majority of customers are inclined to lease rather than purchase our products.  Our leasing strategy is primarily focused in the United States, in that many foreign customers prefer to purchase rather than lease product. Last, our pricing strategy recognizes that our Utility products are always subject to sales activity as part of our "replacement cycle" whereby we sell our prior generation shufflers before the introduction of our next generation product.

In addition to the leasing versus selling strategy, we expect to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

SIGNIFICANT TRANSACTIONS

Remaining contingent convertible senior notes.  In our third quarter ended July 31, 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of the Notes have the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest. We currently expect, and expected at the time of the Refinancing, that all holders of the Notes that have not otherwise been retired will exercise this repurchase option on April 15, 2009.

On December 10, 2008, we purchased $10,000 of our remaining outstanding Notes in a separate open market transaction.  We expect that the remaining noteholders will exercise their repurchase option on April 15, 2009; as such, we classified the remaining $30,258 in aggregate principal amount of the Notes as current debt as of January 31, 2009.  We intend to draw on the $100,000 revolving credit facility (the “Revolver”) and/or use cash on hand to redeem the remaining outstanding Notes.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2009		2008
	(In thousands)
Revenue:
Utility	$15,751	45.7%	$17,517	46.2%
Proprietary Table Games	9,661	28.0%	9,157	24.2%
Electronic Table Systems	3,969	11.5%	5,538	14.6%
Electronic Gaming Machines	5,085	14.7%	5,641	14.9%
Other	23	0.1%	44	0.1%

Total revenue	34,489	100.0%	37,897	100.0%
Cost of revenue	13,928	40.4%	16,051	42.4%

Gross profit	20,561	59.6%	21,846	57.6%
Selling, general and administrative	15,651	45.4%	18,375	48.5%
Research and development	3,740	10.8%	4,589	12.1%

Income (loss) from operations	1,170	3.4%	(1,118)	(3.0%)
Other income (expense):
Interest income	234	0.7%	362	1.0%
Interest expense	(1,872)	(5.4%)	(2,351)	(6.2%)
Other, net	(849)	(2.5%)	353	0.9%
Total other income (expense)	(2,487)	(7.2%)	(1,636)	(4.3%)
Gain on early extinguishment of debt	163	0.5%	—	0.0%

Loss from operations before tax	(1,154)	(3.3%)	(2,754)	(7.3%)
Income tax benefit	(181)	(0.5%)	(951)	(2.5%)
Net loss	$(973)	(2.8%)	$(1,803)	(4.8%)

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended
	January 31,
	2009	2008	% Change
Revenue:
Leases and royalties	$18,356	$17,019	7.9%
Sales and service	16,110	20,834	(22.7%)
Other	23	44	(47.7%)
Total	$34,489	$37,897	(9.0%)

Cost of revenue:
Leases and royalties	$5,839	$5,469	6.8%
Sales and service	8,089	10,582	(23.6%)
Total	$13,928	$16,051	(13.2%)

Gross profit:
Leases and royalties	$12,517	$11,550	8.4%
Sales and service	8,021	10,252	(21.8%)
Other	23	44	(47.7%)
Total	$20,561	$21,846	(5.9%)

Gross margin:
Leases and royalties	68.2%	67.9%
Sales and service	49.8%	49.2%
Total	59.6%	57.6%

Revenue

Our revenue for the three months ended January 31, 2009 decreased $3,408, or 9.0%, to $34,489 as compared to $37,897 for the same prior year period, primarily due to the following:

●	Decreases of approximately $1,800 in total Utility revenues, primarily representing a reduction in sales of our shuffler units in the European market.

●
Decreases in ETS sales revenue due to sales declines in our Vegas Star® products in Australia, as well as declines in sales of Table Master™ products in the United States.  The decline in Table Master™ sales is offset by increases in Table Master™ lease revenue, consistent with our strategy to focus on leasing versus selling, primarily in the United States.

●
Offsetting these decreases in sales revenue was an increase of 7.9% in our overall lease and royalties revenues.  This increase was apparent in our Utility, PTG and ETS business segments, reflecting our continued emphasis on leasing versus selling, primarily in the United States.

●
Lease revenue growth in our Utility segment was the most significant, increasing $628, or 9.2%, due in part to the growth of our new i-Deal™ shuffler.  Lease revenue in our PTG segment increased $373, or 4.6%, due to growth in our Ultimate Texas Hold’em® and Fortune Pai Gow Poker® Progressive table games.  Lease revenue in our ETS segment increased $336, or 15.9%, due to increased Table Master™ seats on lease.

●	PTG other revenue increased $470, due to increased net revenues from our Three Card Poker® World Championship Tournament.

●
Although sales of our EGMs and the associated parts and peripherals decreased $556, or 9.9%, in U.S. dollars, sales volumes in local currency actually increased 22.7%, reflecting increases in unit sales during the period.  These unit sales increases were offset partially by a decline of approximately 80.0% in sales of EGM conversion kits.  The prior year period included substantial sales of conversion kits to upgrade from our PC3 platform to the newer PC4 platform.

●
Revenues in the prior period also reflected the relative weakness of the U.S. dollar.  Apparent declines in foreign revenues are reflective of the relative strengthening of the U.S. dollar in the current year period.  These currency fluctuations account for approximately $2,400 of the year-over-year revenue decrease.  These decreases occurred primarily in sales and service revenues in our EGM, ETS and Utility business segments.  Lease revenues were not affected to the same extent as most of our lease revenues are generated in the United States.

Gross margin

Our gross margin for the three months ended January 31, 2009 increased 2.0% to 59.6% as compared to 57.6% for the same prior year period, primarily due to the following:

●	A proportionate increase in lease revenue as compared to sales and service revenue. Lease revenues overall generate higher gross margins than sales and service revenue.

●
A proportionate increase in the relative contribution of our PTG business.  This overall shift in product mix provided an improvement in our gross margins because our PTG business is relatively more profitable than our other segments.

●	Increases in average monthly lease prices in our Utility, PTG and ETS segments.

●	Leasing of second and third generation Utility products, namely shufflers, at a higher average monthly lease price.

●	These increases were partially offset by introductory pricing of our new Utility products, such as our i-Deal™ shuffler.

●	Margin improvements in our EGM business due to increased efficiencies in production costs at our Australian subsidiary, Stargames Limited (“Stargames”).

●	Reduced amortization expense of product related intangibles included in cost of leases and sales and service also favorably affected our gross profit and margin.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended
	January 31,
	2009	2008	% Change
	(In thousands)

Selling, general and administrative	$15,651	$18,375	(14.8%)
Percentage of revenue	45.4%	48.5%

Research and development	$3,740	$4,589	(18.5%)
Percentage of revenue	10.8%	12.1%

Total operating expenses	$19,391	$22,964	(15.6%)
Percentage of revenue	56.2%	60.6%

Selling general and administrative (“SG&A”) expense.  Selling, general and administrative (“SG&A”) expense decreased $2,724, or 14.8%, to $15,651 for the three months ended January 31, 2009 as compared to $18,375 for the same prior year period.  The decrease in SG&A expenses primarily reflects the following:

●	Decreased SG&A of approximately $2,400 principally related to reductions in employee compensation, consulting fees, professional fees and travel and entertainment expenses.

●
Legal expense decreased $868, or 50.8%, to $841 for the three months ended January 31, 2009, as compared to $1,709 for the same prior year period.  Corporate legal costs principally related to Prime Table Games, LLC, PGIC Assets and the VendingData II litigations as well as other general corporate matters.  Corporate legal expense decreased as a result of lower legal expenses incurred on our pending cases, which primarily included the Shareholder Derivative and VendingData II lawsuits, as well as settlement of prior cases, which primarily included MP Games LLC. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and conduct corporate activity.  See Note 12 for information on our legal proceedings.

●	Net decreases of approximately $700 at our foreign subsidiaries due to the strengthening of the U.S. dollar for the three months ended January 31, 2009 as compared to the same prior year period.

●
Decreased advertising, promotional and marketing costs of $300 predominantly related to minimizing tradeshow exhibition costs for the 2008 Global Gaming Expo as compared to the 2007 Global Gaming Expo.

●
These decreases were partially offset by severance costs of approximately $2,400 related to the departure of two senior executives at our corporate office.  We recorded severance costs of approximately $600 in the prior year period.

Research and development (“R&D”) expenses.  Research and development (“R&D”) expense decreased $849, or 18.5%, to $3,740 for the three months ended January 31, 2009 as compared to $4,589 for the same prior year period.  Our R&D expense is distributed among all of our product lines, as we have continued to invest in new product development.

The decrease in R&D expenses can mostly be attributed to net decreases of approximately $400 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

In addition, the decrease in R&D expenses can be attributed to decreased patents costs of $222 principally related to patent filings and approvals for several new and innovative products that were introduced at the 2007 Global Gaming Expo and 2007 International Casino Exhibition that occurred during the first quarter of fiscal 2008 that did not occur for the first quarter of fiscal 2009.  These decreases were offset by increased R&D expenses related to our Corporate Products Group for general operational purposes.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense to remain relatively fixed at approximately 11% of total revenues.

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended
	January 31,
	2009	2008	% Change
	(In thousands)
Gross margin:
Depreciation	$1,959	$1,360	44.0%
Amortization	2,545	3,016	(15.6%)
Total	4,504	4,376	2.9%

Operating expenses:
Depreciation	553	709	(22.0%)
Amortization	658	604	8.9%
Total	1,211	1,313	(7.8%)

Total:
Depreciation	2,512	2,069	21.4%
Amortization	3,203	3,620	(11.5%)
Total	$5,715	$5,689	0.5%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships.  Depreciation and amortization expenses marginally increased $26, or 0.5%, to $5,715 for the three months ended January 31, 2009, as compared to $5,689 for the same prior year period.

Depreciation and amortization included in gross margin increased $128, or 2.9%, to $4,504 for the three months ended January 31, 2009, as compared to $4,376 for the same prior year period.  Increased depreciation in gross margin is attributable to increases in leased assets consistent with our lease strategy.  Decreased amortization in gross margin is primarily attributable to our method of amortizing certain of our intangible assets based upon revenue projections.  Beginning fiscal 2009, the amortization relating to the intangible assets associated with the one2six® and Easy Chipper C® began decreasing in proportion to the related projected revenue from the utilization of the intangible assets.  In addition, decreased amortization in gross margin is due to the strengthening of the U.S. dollar at our foreign subsidiaries.

Depreciation and amortization included in operating expenses decreased $102, or 7.8%, to $1,211, for the three months ended January 3, 2009, as compared to $1,313 for the same prior year period.  Decreased depreciation in operating expenses is predominantly attributable to the strengthening of the U.S. dollar at our foreign subsidiaries.

SEGMENT OPERATING RESULTS
(Dollars in thousands, except units and per unit/seat amounts)

Utility Segment Operating Results

	Three Months Ended
	January 31,		Increase
	2009	2008	(Decrease)	% Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$7,452	$6,824	$628	9.2%
Sales - Shuffler	5,065	6,943	(1,878)	(27.0)
Sales - Chipper	733	877	(144)	(16.4)
Service	1,752	1,530	222	14.5
Other	749	1,343	(594)	(44.2)
Total sales and service	8,299	10,693	(2,394)	(22.4)
Total Utility segment revenue	$15,751	$17,517	$(1,766)	(10.1)
Utility segment gross profit	$8,528	$10,606	$(2,078)	(19.6)
Utility segment gross margin	54.1%	60.5%
Utility segment operating income	$6,871	$7,957	$(1,086)	(13.6)
Utility segment operating margin	43.6%	45.4%
Shuffler Installed Base:
Lease units, end of period	5,442	5,157	285	5.5
Sold units, inception-to-date
Beginning of period	22,762	20,396	2,366	11.6
Sold during period	328	498	(170)	(34.1)
Less trade-ins and exchanges	(80)	(191)	111	58.1
Sold units, end of period	23,010	20,703	2,307	11.1
Total shuffler installed base	28,452	25,860	2,592	10.0

Chipper Installed Base
Lease units, end of period	22	14	8	57.1
Sold units, inception-to-date
Beginning of period	875	721	154	21.4
Sold during period	33	38	(5)	(13.2)
Sold units, end of period	908	759	149	19.6
Total chipper installed base	930	773	157	20.3%

Utility segment revenue decreased $1,766, or 10.1%, to $15,751 for the three months ended January 31, 2009, as compared to $17,517 for the same prior year period.  The decrease in Utility segment revenue can be attributed primarily to decreases in shuffler sales revenue as well as other revenue.

The $628, or 9.2%, increase in Utility lease revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler lease revenue of $631, or 9.3%, as a result of increases in leased units and average lease pricing.

●
A net increase of 285, or 5.5%, of leased shuffler units to 5,442 from 5,157, which is consistent with our continued emphasis on leasing versus selling, predominantly in the United States.  The increase was predominantly attributable to increased leased units of our i-Deal™, MD2® and DeckMate® shufflers.

●	An increase in shuffler average monthly lease price to approximately $460 from approximately $440. The increase was largely attributable to increased lease pricing for the i-Deal™ and MD2® shufflers.

The $1,878 decrease in shuffler sales revenue for the three months ended January 31, 2009 compared to the same prior year period primarily relates to:

●	A decrease of 170 shuffler units sold to 328 units for the three months ended January 31, 2009 compared to the same prior year period.

●
Offsetting the decline in sold shuffler units was an increase in the average sales price of our shufflers to approximately $15,400 for the three months ended January 31, 2009 from approximately $13,900 for the same prior year period. This increase reflects the higher sales price of our newer shuffler models plus the impact of an overall price increase on almost all of our shuffler models.

●
A decrease in conversions from leased shufflers to sold shufflers to 19 units for the three months ended January 31, 2009 compared to 122 units for the same prior year period, reflecting our continued emphasis on leasing versus selling.

The $144, or 16.4%, decrease in chipper sales revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●	A net decrease of 5, or 13.2%, of sold chipper units to 33 from 38.

●
An decrease in chipper average sales price to approximately $22,200 from approximately $23,100, driven primarily by introductory pricing on a sale of 22 Easy Chipper C® units to a large customer in South Africa.

The $222, or 14.5%, increase in service revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler service contracts of $200, or 13.2%, which relate to previously sold shufflers.

The $594 decrease in Utility other revenue reflects a single large sale of parts and peripherals by Stargames in the prior year period.

Utility gross profit decreased $2,078, or 19.6%, to $8,528 for the three months ended January 31, 2009 compared to $10,606 for the same prior year period.  Utility gross margin decreased 6.4%, to 54.1% for the three months ended January 31, 2009 compared to 60.5% for the same prior year period.  These decreases in both gross profit and gross margin primarily related to the following:

●	The continued reduction in leased shuffler conversions referred to above. Conversions traditionally generate higher initial gross margins.

●	Introductory pricing on new products, such as our i-Deal™ shuffler.

●
Offset by a decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $1,163 for the three months ended January 31, 2009 compared to $1,397 for the same prior year period.

Utility operating income decreased $1,086, or 13.6%, to $6,871 for the three months ended January 31, 2009 compared to $7,957 for the same prior year period.  Utility operating margin also decreased 1.8%, to 43.6% for the three months ended January 31, 2009 as compared to 45.4% for the same prior year period.  These decreases in both operating income and operating margin primarily related to the following:

●	The same factors that caused the reductions in gross profit and gross margin as noted above.

Proprietary Table Games Segment Operating Results

	Three Months Ended
	January 31,		Increase
	2009	2008	(Decrease)	% Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$8,458	$8,085	$373	4.6%
Sales	530	844	(314)	(37.2)
Service	43	68	(25)	(36.8)
Other	630	160	470	293.8
Total sales and service revenue	1,203	1,072	131	12.2
Total PTG segment revenue	$9,661	$9,157	$504	5.5
PTG segment gross profit	$8,045	$7,168	$877	12.2
PTG segment gross margin	83.3%	78.3%
PTG segment operating income	$7,263	$6,496	$767	11.8
PTG segment operating margin	75.2%	70.9%
PTG installed base:
Royalty units, end of period	3,985	3,988	(3)	(0.1)
Sold units, inception-to-date
Beginning of period	1,591	1,437	154	10.7
Sold during period	18	23	(5)	(21.7)
Sold units, end of period	1,609	1,460	149	10.2
Total installed base	5,594	5,448	146	2.7%

Total PTG segment revenue increased $504, or 5.5%, to $9,661 for the three months ended January 31, 2009 compared to $9,157 for the same prior year period.  The PTG segment revenue increase was primarily due to the increase in PTG royalty and lease revenue and increased net revenue from our Three Card Poker® World Championship Tournament. These increases were offset by a decrease in PTG sales revenue.

The $373, or 4.6%, increase in PTG royalty and lease revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●	An increase of $388, or 7.0%, to $5,970 from $5,582 related to growth in our premium table games, primarily Ultimate Texas Hold’em®.

●	An increase in PTG average monthly lease price to approximately $710 from $680, predominantly attributable to strong performance by Ultimate Texas Hold’em® and Dragon Bonus®.

●	A net increase of $293, or 751.3%, in table game bonusing option add-ons, predominantly related to the increase in our Fortune Pai Gow Poker® Progressive table game.

The $314, or 37.2%, decrease in PTG sales revenue for the three months ended January 31, 2009 compared to the same prior year period can be directly attributed to:

●
A net decrease of 5, or 21.7%, of sold units to 18 from 23, comprised primarily of decreases of our Three Card Poker® table games, which have a higher average sales price than our overall average PTG sales price.  This decrease in sales is consistent with our continued emphasis on leasing versus selling.

●	A decrease in PTG average sales price to approximately $29,400 from approximately $36,700, also as a result of selling fewer of our Three Card Poker® table games.

●
A decrease of 16, or 76.2%, of PTG conversions from leased to sold table games for the three months ended January 31, 2009 as compared to the same prior year period, comprised primarily of decreases of our Three Card Poker® table game conversions, which have a higher average sales price than our overall average PTG sales price.  This decrease in conversions from leased to sold table games is consistent with our continued emphasis on leasing versus selling.

The $470 increase in PTG other revenue for the three months ended January 31, 2009 compared to the same prior year period can be attributed to:

●	An increase in net revenue from our Three Card Poker® World Championship Tournament to approximately $580 from $120.

PTG gross profit increased $877, or 12.2%, to $8,045 for the three months January 31, 2009 as compared to $7,168 for the same prior year period.   PTG gross margin increased 5.0%, to 83.3% for the three months ended January 31, 2009 compared to 78.3% for the same prior year period.  The increases in gross profit and gross margin were a result of the following:

●	The royalty and lease revenue increases offset by the decrease in sold royalty units discussed above, as well as the increase in PTG other revenue.

●	A decrease of approximately $120 in amortization associated with purchased table games.

PTG operating income increased $767, or 11.8%, to $7,263 for the three months ended January 31, 2009 as compared to $6,496 for the same prior year period.  PTG operating margin also increased 4.3% to 75.2% for the three months ended January 31, 2009 as compared to 70.9% for the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the increases in gross profit and gross margin referred to above.

Electronic Table Systems Segment Operating Results

	Three Months Ended
	January 31,		Increase
	2009	2008	(Decrease)	% Change
	(In thousands, except for units and per unit/seat amounts)

ETS segment revenue:
Royalties and leases	$2,446	$2,110	$336	15.9%
Sales	1,051	2,641	(1,590)	(60.2)
Service	161	135	26	19.3
Other	311	652	(341)	(52.3)
Total sales and service revenue	1,523	3,428	(1,905)	(55.6)
Total ETS segment revenue	$3,969	$5,538	$(1,569)	(28.3)
ETS segment gross profit	$1,560	$2,290	$(730)	(31.9)
ETS segment gross margin	39.3%	41.4%
ETS segment operating income	$147	$289	$(142)	(49.1)
ETS segment operating margin	3.7%	5.2%
ETS installed base:
Lease seats, end of period	1,478	1,323	155	11.7
Sold seats, inception-to-date
Beginning of period	5,780	5,040	740	14.7
Sold during period	57	114	(57)	(50.0)
Sold units, end of period	5,837	5,154	683	13.3
Total installed base	7,315	6,477	838	12.9%

Total ETS segment revenue decreased $1,569, or 28.3%, to $3,969 for the three months ended January 31, 2009 compared to $5,538 for the same prior year period.  The ETS segment revenue decrease was primarily due to decreases in ETS sales revenue as well as service and other revenue.  This decrease was partially offset by an increase in ETS royalty and lease revenue, consistent with our continued focus on leasing versus selling in the Unites States.

The $1,590, or 60.2%, decrease in ETS sales revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●
A decrease of 57, or 50.0%, ETS sold seats to 57 from 114, predominantly related to decreases of Vegas Star® sold seats in Australia, and to a lesser extent related to decreased sales of TableMaster™ and Rapid Roulette®  seats in the United States.

●
A decrease in the average ETS sales price per seat to approximately $18,400 from approximately $23,200.  The decrease in average sales price was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  The average sales price in Australian dollars increased slightly over the prior year period.

The $336, or 15.9%, increase in ETS lease and royalty revenue for the three months ended January 31, 2009 compared to the same prior year period, primarily reflects:

●
A net increase of 155, or 11.7%, of ETS seats on lease.  This increase was primarily attributable to Table Master™ seats on lease, in addition to leases of our Royal Match 21®, Three Card Poker® and Ultimate Texas Hold’em® proprietary games.

●
An increase in ETS average monthly lease price to approximately $550 from approximately $530. The increase was predominantly attributable to increased lease pricing for Table Master™ and the associated popular game titles.

The $341, or 52.3%, decrease in ETS other revenue for the three months ended January 31, 2009 compared to the same prior year period primarily reflects:

●	Decreased parts and other peripheral sales related to previously sold ETS seats, primarily relating to our Vegas Star® products and secondarily relating to our Rapid Table Games™.

ETS gross profit decreased $730, or 31.9%, to $1,560 for the three months ended January 31, 2009 compared to $2,290 for the same prior year period.  ETS gross margin also decreased 2.1% to 39.3% for the three months ended January 31, 2009 compared to 41.4% for the same prior year period. The ETS segment is burdened with substantial amounts of fixed amortization, which can have a large impact on gross margin depending on total revenue.  Accordingly, gross margin can vary materially from period to period.  The amount of this amortization, which fluctuates in U.S. dollars depending on the foreign currency translation rates, totaled $366 in the three months ended January 31, 2009 as compared to $486 in the same prior year period. The decreases in both gross profit and gross margin primarily related to the following:

●	The overall decrease in revenues as noted above.

●	The decrease in sold units, which typically drive a higher initial gross profit than leased units.

●	Slightly offset by the $120 decrease in the U.S. dollar amount of amortization noted above, caused by foreign exchange rate fluctuations in the Australian dollar.

ETS operating income decreased $142, or 49.1%, to $147 for the three months ended January 31, 2009 compared to $289 for the same prior year period.  ETS operating margin also decreased 1.5% to 3.7% for the three months ended January 31, 2009 compared to 5.2% for the same prior year period.  The decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

Electronic Gaming Machines Segment Operating Results

	Three Months Ended
	January 31,		Increase
	2009	2008	(Decrease)	% Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$—	$—	$—	0.0%
Sales	3,870	3,630	240	6.6
Other	1,215	2,011	(796)	(39.6)
Total sales and service revenue	5,085	5,641	(556)	(9.9)
Total EGM segment revenue	$5,085	$5,641	$(556)	(9.9)
EGM segment gross profit	$2,422	$1,881	$541	28.8
EGM segment gross margin	47.6%	33.3%
EGM segment operating income	$996	$139	$857	616.5
EGM segment operating margin	19.6%	2.5%
EGM installed base:
Lease seats, end of year	—	2	(2)	(100.0)
Sold seats, inception-to-date
Beginning of period	21,321	18,993	2,328	12.3
Sold during period	332	274	58	21.2
Sold units, end of period	21,653	19,267	2,386	12.4
Total installed base	21,653	19,269	2,384	12.4%

Total EGM segment revenue decreased $556, or 9.9%, to $5,085 for the three months ended January 31, 2009 compared to $5,641 for the same prior year period. The EGM segment revenue decrease was primarily due to decreases in EGM parts and other revenue.

A $240, or 6.6%, increase in EGM sales revenue for the three months ended January 31, 2009 compared to the same prior year period is primarily attributable to:

●	An increase of 21.2% in the number of units sold, to 332 from 274 in the prior year period.

●
Slightly offset by a decrease in the average sales price to approximately $11,700 from approximately $13,200.  The decrease in average sales price was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  The average sales price in Australian dollars increased approximately two percent over the prior year period.

The $796, or 39.6%, decrease in EGM other revenue for the three months ended January 31, 2009 compared to the same prior year period can be directly attributable to:

●	A decrease of $873, or 59.9%, to $587 from $1,460 of EGM conversion kits sales.

●	Partially offset by an increase of $78, or 14.2%, to $628 from $550 of parts and other peripheral sales related to previously sold EGM seats.

EGM gross profit increased $541, or 28.8%, to $2,422 for the three months ended January 31, 2009 compared to $1,881 for the same prior year period.  EGM gross margin also increased 14.3% to 47.6% for the three months ended January 31, 2009 compared to 33.3% for the same prior year period.  The increases in both gross profit and gross margin primarily related to the following:

●	Increased efficiencies in our production process which resulted in decreased manufacturing costs at Stargames.

●	The slight increase in the average sales price of our EGMs in Australian dollars as noted above.

●	Offset slightly by a decrease in peripheral sales, which have a substantially higher margin than EGM units.

EGM operating income increased $857, or 616.5%, to $996 for the three months ended January 31, 2009 compared to $139 for the same prior year period.  EGM operating margin also increased 17.1% to 19.6% for the three months ended January 31, 2009 compared to 2.5% for the same prior year period.  The increases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the increases in gross profit and gross margin referred to above.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt in addition to an additional offering of our common stock which occurred in late fiscal 2008. We use cash to fund growth in our operating assets, including inventory, products leased and held for lease and sales-type leases and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property.

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

On July 14, 2008, we commenced a Tender Offer for our Notes.  Pursuant to the Tender Offer, we purchased $89,350 in aggregate principal amount of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest.  On September 29, 2008, we repurchased an additional $20,384 of our Notes in a separate transaction on the open market. In addition, on December 10, 2008, we settled an additional $10,000 of our Notes in a separate open market transaction.  Accordingly, we currently have $30,258 of Notes outstanding. We continue to expect that the remaining noteholders will exercise their repurchase option on April 15, 2009.

We intend to draw on our Revolver and/or use cash on hand to satisfy the remaining outstanding Notes.  As of January 31, 2009, we had $22,000 drawn under our Revolver and approximately $78,000 of available remaining credit under the Revolver.  Any remaining amount available under the Revolver will be used to satisfy the remaining outstanding Notes, for working capital, capital expenditures and general corporate purposes, including share repurchases. The Revolver will mature on November 30, 2011.

Our Senior Secured Credit Facility contains two financial maintenance covenants: a Total Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 4.25 to 1.0.  Our Total Leverage Ratio as of January 31, 2009 was 2.1 to 1.0.  We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0. Our Interest Coverage Ratio as of January 31, 2009 was 9.8 to 1.0.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31,	October 31,	Increase
	2009	2008	(Decrease)	% Change
	(In thousands, except ratios)

Cash and cash equivalents	$8,365	$5,374	$2,991	55.7%
Working capital	$20,855	$7,739	$13,116	169.5%
Current ratio	1.4 : 1	1.1 : 1	0.3	25.2%

The improvement in our working capital and current ratio as of January 31, 2009 compared with October 31, 2008 primarily relates to the purchase of $10,000 of our outstanding Notes in December 2008, in addition to a reduction in our accounts payable and accrued liabilities.   The remaining outstanding Notes are expected to be satisfied through either cash on hand or a draw on our Revolver, which matures in November 2011.

CASH FLOWS SUMMARY

	Three Months Ended
	January 31,		Provided
	2009	2008	(Used)	% Change
	(In thousands)

Operations	$8,026	$10,152	$(2,126)	(20.9%)
Investing	(438)	(4,929)	4,491	91.1%
Financing	(4,550)	945	(5,495)	(581.5%)
Effects of exchange rates	(47)	(156)	109	69.9%
Net Change	$2,991	$6,012	$(3,021)	(50.2%)

Capital expenditures

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Three Months Ended
	January 31,		Provided
	2009	2008	(Used)	% Change
	(In thousands)

Payments for products leased and held for lease	$(728)	$(3,804)	$3,076	80.9%
Purchases of property and equipment	(247)	(413)	166	40.2%
Purchases of intangible assets	(147)	(556)	409	73.6%
Total capital expenditures	$(1,122)	$(4,773)	$3,651	76.5%

Operations

Cash flows provided by operating activities decreased $2,126, or 20.9%, to $8,026 for the three months ended January 31, 2009 compared to $10,152 for the same prior year period, primarily due to the following:

●	Increased cash used for inventory of $3,093, or 357.2%, to $2,227 for the three months ended January 31, 2009 as compared to reductions in inventory of $866 for the same prior year period.

●	Increased cash used for accounts payable and accrued liabilities of $2,209, or 39.4%, to $7,819 for the three months ended January 31, 2009 as compared to $5,610 for the same prior year period.

●	Decreased cash provided by accounts receivable of $1,960, or 18.3%, to $8,737 for the three months ended January 31, 2009 as compared to $10,697 for the same prior year period.

●
Offset by increased cash provided by prepaid income taxes of $5,091, or 146.5%, to $1,616 for the three months ended January 31, 2009 as compared to cash used for prepaid income taxes of $3,475 for the same prior year period.  The variance can be mostly attributed to a $2,664 Australian tax refund received in the first quarter of fiscal 2009.

Investing

Cash flows used for investing activities decreased $4,491, or 91.1%, to $438 for the three months ended January 31, 2009 compared to $4,929 for the same prior year period primarily due to the following:

●
A decrease in cash used for payments for products leased and held for lease of $3,076, or 80.9%, to $728 for the three months ended January 31, 2009 as compared to $3,804 for the same prior year period.  This decrease was caused by an overall reduction in the number of new leased ETS units placed within the three months ended January 31, 2009, in addition to lower overall cost associated with new shuffler units placed on lease.

●
A decrease in cash used for business acquisitions of $792, or 100%. No cash was used for business acquisitions for the three months ended January 31, 2009 as compared to $792 for the acquisition of Progressive Gaming International Corporation’s (“PGIC”) worldwide Table Games Division (“TGD”) that occurred in the same prior year period.

●	A decrease in cash used for purchases of intangible assets of $409, or 73.6%, to $147 for the three months ended January 31, 2009 compared to $556 for the same prior year period.

Financing

Cash flows used for financing activities increased $5,495, or 581.5%, to $4,550 for the three months ended January 31, 2009, as compared to $945 of cash provided by financing activities for the same prior year period primarily due to the following:

●
Increase in debt payments of $10,976, or 197.6%, to $16,532 for the three months ended January 31, 2009 compared to $5,556 for the same prior year period. For the first quarter of fiscal 2009, debt payments related predominantly to our Notes.  For the first quarter of fiscal 2008, debt payments related predominantly to paying off the remaining principal and interest of our ENPAT note payable.

●
Offset by an increase in cash provided by debt proceeds of $5,500, or 84.6%, to $12,000 for the three months ended January 31, 2009, compared to $6,500 for the same prior year period.  For the first quarter of fiscal 2009, debt proceeds principally related to our Revolver, as a result of borrowing on our Revolver to purchase $10,000 of our outstanding Notes.  For the first quarter of fiscal 2008, debt proceeds also related to our Revolver.

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

DEBT, OTHER LONG-TERM LIABILITES AND CONTRACTUAL OBLIGATIONS

Except for purchasing $10,000 of our remaining outstanding Notes in a separate open market transaction on December 10, 2008, our contractual obligations have not changed materially from the amounts disclosed in our Form 10-K as of October 31, 2008. We do not have material off-balance sheet arrangements. See Note 5 to our condensed consolidated financial statements for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Form 10-K for the year ended October 31, 2008.  Some of our accounting policies require us to make difficult, complex and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We periodically evaluate our policies, estimates and related assumptions, and base our estimates on historical experience, current trends and expectations of the future.  Our critical accounting policies and estimates will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Our critical accounting policies include:  revenue recognition, business combinations, intangible assets and goodwill, inventories, provisions for bad debt, income taxes, share based compensation and contingencies.  We considered the above mentioned critical accounting policies to be the most important to understanding and evaluating our financial results and require the most subjective and complex judgments made by management.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies,” in our Form 10-K for the year ended October 31, 2008. Our significant accounting policies requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Contingent convertible senior notes. We estimate that the fair value of our Notes, as of January 31, 2009, was $29,350. The fair value of our Notes is sensitive to changes in both our stock and interest rates. Assuming our stock price is held constant, we estimate a 10% increase in interest rates would decrease the fair value of our Notes by $3.  Assuming interest rates are held constant, we estimate a 10% decrease in our stock price would have no effect on the fair value of our Notes as the market value of our stock is significantly below the conversion price.  These changes would have no impact on interest expense as the Note bears a fixed interest rate.

Interest rate risk.  As of January 31, 2009, we had approximately $87,000 of variable rate debt. Assuming a 1% change in the average interest rate as of January 31, 2009, our annual interest cost would change by approximately $870.

Foreign currency risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three months ended January 31, 2009 and 2008, were the Australian dollar and the Euro.  We net settle inter-company trade balances, which results in the recognition of foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation”.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2009.  Such conclusions resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated January 14, 2009, and described under "Changes in Internal Control Over Financial Reporting" and remained unremediated as of January 31, 2009.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of October 31, 2008, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q correctly present our financial condition, results of operations and cash flows for the periods covered thereby in all material respects.

Internal Control Over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K dated January 14, 2009, management concluded that its internal control over financial reporting was not effective as of October 31, 2008.  Such conclusion resulted from the identification of deficiencies that were determined to be a material weakness.

The specific material weakness identified by management as of October 31, 2008, is described as follows:

Our process to track raw materials through the manufacturing process was ineffective resulting in errors in the recorded inventory balance. These errors were not detected timely due to deficiencies in the design and operation of our periodic counting procedures. Although these deficiencies did not result in a material misstatement for the period ended October 31, 2008, the Company’s compensating monitoring controls were not  operating at a sufficient level of precision to prevent or timely detect a material misstatement in our inventory for an interim or annual period.

During the quarter ended January 31, 2009, we have completed certain remediation initiatives including, but not limited to:

●	Modified the period end closing procedures to include physical counts of substantially all domestic inventory.

●	Retained a supply chain consultant to assist in operational analysis.

Management has scheduled additional remediation initiatives to be completed in the remainder of fiscal year 2009.  These include, but are not limited to:

●	Provide additional training to the warehouse staff on inventory policies and procedures, including tracking raw materials through the inventory process.

●	Re-design the cycle count process, including the frequency of such counts, focusing on inventory not counted during our period end close process.

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluations are on-going.  Remediation of the material weakness identified as October 31, 2008, remains a priority for us during fiscal year 2009 and we anticipate remediation as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

Except for the remediation initiatives with respect to the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2009, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2008, see Notes 12 and 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation we are a party to, see our Form 10-K for the year ended October 31, 2008.

ITEM 1A.  RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2008. For the three months ended January 31, 2009, there were no additional risk factors other than those discussed below.

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

In addition, the current economic environment is unprecedented in the last 70 years.  Accordingly, we cannot predict all of the possible ramifications as a result of the present economic situation directly to our business, or as a result of any difficulties which our customers may suffer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides monthly detail regarding our share repurchases during the three months ended January 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share amounts)
November 1 - November 30	—	$—	—	$21,078
December 1- December 31	—	$—	—	$21,078
January 1 – January 31	4	$4.87	—	$21,059
Total	4

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders is to be held on March 18, 2009.  The following is a brief description of each matter to be voted upon at the annual meeting:

1.
Election of all 6 members of our Board of Directors:  Garry W. Saunders, Louis Castle, Phillip C. Peckman, John R. Bailey, William Warner and Timothy J. Parrott.  As discussed in our Current Report on Form 8-K filed on February 13, 2009, Khatchig Zaven “Chris” Philibbosian resigned from our Board of Directors effective February 10, 2009.  His resignation was not due to any disagreements with our senior management or independent auditors or about any disagreement with our operations, policies, practices, or financial statements.  Accordingly, Mr. Philibbosian is no longer seeking election to our Board of Directors.

2.	Amendment to the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) to increase the number of shares available for issuance.

3.	Ratification of Deloitte & Touche LLP as our independent registered public accountant.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC. (Registrant)
Date: March 12, 2009 /s/ Mark L. Yoseloff
Mark L. Yoseloff Chief Executive Officer (Principal Executive Officer) /s/ Coreen Sawdon
Coreen Sawdon Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (Principal Accounting Officer)