Form 10-Q
period 2009-06-09
SHUFFLE MASTER INC
filed 2009-06-09
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 4, 2009, 53,620,123 shares of Common Stock of the Registrant were outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2009

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenue:
Product leases and royalties	$18,614	$17,384	$36,970	$34,403
Product sales and service	26,684	31,600	42,794	52,434
Other	6	19	29	63
Total revenue	45,304	49,003	79,793	86,900
Costs and expenses:
Cost of leases and royalties	5,864	5,130	11,703	10,599
Cost of sales and service	13,742	14,683	21,831	25,265
Gross profit	25,698	29,190	46,259	51,036
Selling, general and administrative	18,360	16,637	34,011	35,012
Research and development	4,191	4,570	7,931	9,159
Total costs and expenses	42,157	41,020	75,476	80,035

Income from operations	3,147	7,983	4,317	6,865

Other income (expense):
Interest income	311	579	545	941
Interest expense	(1,384)	(2,293)	(3,256)	(4,644)
Other, net	1,317	(1,207)	468	(854)
Total other income (expense)	244	(2,921)	(2,243)	(4,557)
Gain on early extinguishment of debt	1,798	––	1,961	––
Impairment of investment	––	(433)	––	(433)
Income from operations before tax	5,189	4,629	4,035	1,875
Income tax provision	612	1,580	431	629
Income from continuing operations	4,577	3,049	3,604	1,246
Discontinued operations, net of tax	––	(1)	––	(1)
Net income	$4,577	$3,048	$3,604	$1,245

Basic earnings per share:	$0.09	$0.09	$0.07	$0.04
Diluted earnings per share:	$0.09	$0.09	$0.07	$0.04

Weighted average shares outstanding:
Basic	53,087	34,726	53,073	34,722
Diluted	53,192	34,771	53,186	34,824

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share amounts)

	April 30,	October 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$14,902	$5,374
Accounts receivable, net of allowance for bad debts of $677 and $584	21,931	28,915
Investment in sales-type leases and notes receivable, net of allowance	3,242	5,655
for bad debts of $211 and $202
Inventories	27,497	22,753
Prepaid income taxes	8,835	7,459
Deferred income taxes	5,630	5,318
Other current assets	5,592	4,925
Total current assets	87,629	80,399
Investment in sales-type leases and notes receivable, net of current portion	1,049	1,961
Products leased and held for lease, net	20,199	21,054
Property and equipment, net	9,113	9,143
Intangible assets, net	70,520	66,153
Goodwill	64,558	60,929
Deferred income taxes	10,763	10,013
Other assets	3,816	12,294
Total assets	$267,647	$261,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,406	$10,645
Accrued liabilities	12,385	13,269
Customer deposits	2,559	2,211
Deferred revenue	4,412	4,610
Deferred income taxes	822	—
Current portion of long-term debt and other current liabilities	779	41,925
Total current liabilities	28,363	72,660
Long-term debt, net of current portion	114,907	83,396
Other long-term liabilities	4,372	2,659
Deferred income taxes	248	373
Total liabilities	147,890	159,088
Commitments and contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,640 and
53,535 shares issued and outstanding	536	535
Additional paid-in capital	88,551	83,710
Retained earnings	30,427	26,823
Accumulated other comprehensive income (loss)	243	(8,210)
Total shareholders' equity	119,757	102,858
Total liabilities and shareholders' equity	$267,647	$261,946

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,604	$1,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,227	11,536
Amortization of debt issuance costs	636	652
Share-based compensation	5,333	2,346
Impairment of investment	—	433
Provision (recovery) for bad debts	199	(416)
Write-down for inventory obsolescence	185	309
Loss (Gain) on sale of assets	62	(738)
Gain on sale of leased assets	(1,361)	(960)
Gain on early extinguishment of debt	(1,961)	—
Changes in operating assets and liabilities:
Accounts receivable	7,304	4,789
Investment in sales-type leases and notes receivable	3,312	4,322
Inventories	(4,014)	6,279
Accounts payable and accrued liabilities	(3,522)	(3,436)
Customer deposits and deferred revenue	38	(1,731)
Taxes	(1,411)	558
Other	(534)	172
Net cash provided by operating activities	19,097	25,360

Cash flows from investing activities:
Proceeds from security bonds posted with courts	3,050	—
Proceeds from sale of leased assets	2,360	1,515
Proceeds from sale of assets	16	1,384
Payments for products leased and held for lease	(3,480)	(7,366)
Purchases of property and equipment	(425)	(1,194)
Purchases of intangible assets	(3,441)	(810)
Acquisition of businesses	—	(792)
Other	(307)	—
Net cash used by investing activities	(2,227)	(7,263)

Cash flows from financing activities:
Debt repayments	(58,060)	(26,002)
Debt proceeds	50,400	12,548
Proceeds from issuances of common stock, net	—	1
Other	(21)	—
Net cash used by financing activities	(7,681)	(13,453)
Effect of exchange rate changes on cash	339	315
Net increase in cash and cash equivalents	9,528	4,959
Cash and cash equivalents, beginning of period	5,374	4,392
Cash and cash equivalents, end of period	$14,902	$9,351

Cash paid for:
Income taxes, net of refunds	2,565	19
Interest	2,548	4,275

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

Utility. Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers, card reading shoes and roulette chip sorters. Our i-Shoe™ Auto card reading shoe gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer displays current game results and trends. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

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

We intend to broaden our PTG content through development and acquisition. By enhancing the value of our existing installed base with add-on features and capabilities and increasing our presence with new titles, we hope to increase our domestic market penetration and expand further into international markets. We have also begun to install proprietary progressives and side bets on public domain table games as well as on our proprietary table games. Additionally, to maximize the reach of our broad intellectual property portfolio, we have licensed several of our popular proprietary table game titles to a variety of other companies including Delta Rangers, Inc. Delta Rangers Inc.’s Malta-based subsidiary, Guardian Gaming operates Shuffle Master Live!, a play for fun and, where legal, play for real internet gaming site that offers several Shuffle Master proprietary titles as well as a wide range of public domain content in jurisdictions where internet gaming is legal. Internet gaming is not legal in the United States. Guardian Gaming launched Shuffle Master Live! in November 2007.

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are Table Master™, Vegas Star®, Rapid Table Games™ and the i-Table™.  Our Table Master™ and Vegas Star® feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Our i-Table™ platform combines an electronic betting interface with a live dealer who deals the cards from one of our card reading shoes or shufflers to dramatically improve game speed and security while reducing many operating expenses associated with live tables.

Electronic Gaming Machines. Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  Through our Australian subsidiary, Stargames Limited (“Stargames”), we offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Drifting Sands 3™, Ninja 3™, The Pink Panther® series of linked games (iChing, Kelly Country™, Deep Sea Dollars, Cuba™, Galapagos Wild™, Sunset on the Serengeti and Lonesome George), and the new Grand Central™ progressive link.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee, which includes a service component.  When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our North American headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Basis of presentation. The unaudited interim condensed balance sheet as of April 30, 2009, and the unaudited interim condensed statements of income for the three and six month periods ended April 30, 2009, have been prepared by us under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial information for the three and six months ended April 30, 2009, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The consolidated balance sheet as of October 31, 2008, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2008, is included in “Item 8. Financial Statements and Supplementary Data” in our latest shareholders’ Annual Report on Form 10-K (“Form 10-K”). It is suggested that these condensed consolidated financial statements included in this Form 10-Q be read in conjunction with the financial statements and the notes thereto included in our Form 10-K.  The results of operations for the three and six months ended April 30, 2009, are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2009.

Use of estimates and assumptions. The preparation of our condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) the subjective and complex judgments for revenue recognition typically involve whether collectability is probable or reasonably assured, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements (multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized; and the judgment of management is required to establish vendor specific objective evidence of fair value for our products and services); (2) allowance for doubtful accounts; (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; (8) lower of cost or market inventory adjustments; and (9) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Recently issued or adopted accounting standards. In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires quarterly disclosures of the fair value of all financial instruments within the scope of SFAS 107 which were previously required only annually with additional disclosures about the method(s) and significant assumptions used to estimate the fair value. This statement is effective for periods ending after June 15, 2009, which is our third quarter of fiscal 2009. We do not believe that FSP SFAS 107-1 and APB 28-1 will have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009.  We do not believe that EITF 07-5 will have a material effect on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, “Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. This will be effective for our fiscal year beginning in November 2009.  We do not believe that APB 14-1 will have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 will be effective for us beginning November 2009 and will be applied prospectively to our future intangible assets acquired after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for years beginning after November 15, 2008.  This will be effective for our fiscal year beginning in November 2009.   We do not believe that SFAS 161 will have a material effect on our consolidated financial statements.

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

2. SIGNIFICANT TRANSACTIONS

Remaining contingent convertible senior notes. In our third quarter ended July 31, 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of our Notes had the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest.

On December 10, 2008, we purchased $10,000 of our outstanding Notes in a separate open market transaction at a discount.  On April 15, 2009, we purchased an additional $30,250 of our outstanding Notes at face value, representing approximately 99.97% of the aggregate principal amount of the remaining outstanding Notes.  The holders of the Notes had an option, pursuant to the terms of the Notes, to require us to purchase, on April 15, 2009, all or a portion of their Notes (the “Put Option”). All Notes validly tendered and not validly withdrawn in the Put Option were accepted for payment and purchased by us and cancelled. We made our regularly scheduled interest payment on April 15, 2009. Accordingly, there was no accrued and unpaid interest remaining through the date of purchase. After giving effect to the purchase of the tendered Notes, $8 aggregate principal amount of the Notes remains outstanding, which we classified as current debt as of April 30, 2009.  We redeemed these Notes pursuant to the terms of the Notes on May 29, 2009 at 100% plus accrued and unpaid interest.  In order to repurchase the $30,250 of the tendered Notes, we drew on our $100,000 revolving credit facility (the “Revolver”). As of April 30, 2009, we had $50,000 drawn under our Revolver, which is classified as long term debt as of April 30, 2009, and approximately $50,000 of available remaining credit under the Revolver.

Progressive Gaming International Corporation/International Game Technology Transaction. In January 2009, International Game Technology (“IGT”) entered into an arrangement to acquire substantially all of the assets of Progressive Gaming International Corporation (“PGIC”).  On February 17, 2009, a number of agreements were entered into between us, PGIC and IGT.  These agreements include the Royalty Acceleration Agreement (PGIC and us), the Waiver Agreement (IGT and us), and the Binding Term Sheet (IGT and us).   In part, these agreements addressed certain commitments that were made by us and PGIC in an agreement dated September 26, 2007 to acquire all of PGIC’s Table Game Division (“TGD”) business (the “Purchase Agreement”), including certain worldwide rights and lease contracts for all of PGIC’s table game titles including Caribbean Stud® and Texas Hold’ Em Bonus, as well as the Software Distribution License Agreement (“SDLA”) which provided us a license to use/distribute certain progressive related software on games that were not purchased as part of the TGD.  The Purchase Agreement provided for, in addition to an initial up-front payment, future earn-out payments beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: for each of 2008 and 2009, the guaranteed minimum amounts were $1,000 each year, paid quarterly; and for 2010 and 2011, $750 each year, also paid quarterly.  At the time of the acquisition, we recorded an estimated discounted liability for the minimum consideration due under the Purchase Agreement of $2,922.  Pursuant to the SDLA and as part of the TGD, we prepaid royalties of $3,000 related to the use of the Casino Jackpot System (“CJS”) and  Game Manager™ software and related table hardware (collectively, the “GMS”).  These prepaid royalties plus an additional $1,750 were to be earned as defined in the agreement on a per progressive unit placement basis. The term of the SDLA was 5 years, with automatic renewal for renewal terms of 5 year increments, unless a non-renewal notice was given by either party ninety days in advance.

The Royalty Acceleration Agreement dated February 17, 2009 relieves us of all future monetary obligations related to the Purchase Agreement as well as any potential additional monies due under the SDLA in excess of the prepaid royalty previously paid.  As a condition for being relieved of any future monies due under the Purchase Agreement and the SDLA, we made a final payment of $960.  Up until February 17, 2009, we had paid PGIC approximately $951 related to minimum consideration due under the Purchase Agreement.

The Binding Term Sheet, which became effective 24 days after signing, absent any other agreement, resolved a dispute between us and IGT as to our rights in certain patents owned at one time by PGIC as discussed in Note 12. This dispute involved other parties as well.  We claimed that we had certain rights in certain patents of PGIC before IGT allegedly received the patents as a result of the foreclosure of PGIC by Private Equity Management ("PEM").  As to some of certain patents, IGT’s alleged ownership rights were transferred to us (the “SMI Patents”).  The Term Sheet also provided for IGT to obtain a license to the SMI Patents with certain restrictions in addition to allowing us to license certain patents from IGT which IGT allegedly acquired from PGIC through foreclosure by PEM (“PEM Patents”).  These licenses are not exclusive and are for limited use only.  The Term Sheet also waived our claims of certain rights in other patents that were once owned by PGIC.

As a result of the above agreements, we wrote-off the net book value of approximately $160 related to the covenant not to compete between us and PGIC. In addition, the prepaid royalty related to the SDLA was re-characterized as a lifetime license to be amortized over a 10 year life. The acquired SMI patents were fair valued at $520.  The remaining discounted minimum consideration due under the Purchase Agreement of approximately $2,247 was relieved resulting in a net gain on early extinguishment of $1,798.

Elixir Gaming Technologies Inc. (formerly VendingData Corporation) purchase and settlement agreement.  On March 16, 2009, we entered into an agreement with Elixir Gaming Technologies, Inc. (“Elixir Gaming”) pursuant to which Elixir Gaming sold us their intellectual property related to Elixir Gaming’s card shuffling and card deck checking equipment, including the RandomPlus® shuffler, the ShufflePro™ shuffler, and the DeckChecker™.  Also contained in the agreement is a 7-year covenant not to compete clause.  In connection with this acquisition, we also purchased Elixir Gaming’s remaining finished-goods inventory of products in this category. In addition, we also agreed with Elixir Gaming to jointly dismiss all claims with prejudice pertaining to the outstanding patent infringement litigation.  This included the release of our $3,000 cash security, plus accrued interest, that we posted in 2004 in connection with an injunction that we received at that time.

The total consideration paid to Elixir Gaming was $2,800.  Total direct acquisition costs associated with this acquisition was $148.

Pursuant to EITF 04-1, “Accounting  for the Pre-existing Relationships between the Parties to a Business Combination,” we expensed the amount which approximates the fair value of the effective settlement of the lawsuit.  We determined the fair value of the effective settlement of the lawsuit by taking the difference between the fair values of each identifiable element of the transaction and the total purchase price using the residual method.  The fair value of $400 related to the effective settlement of the lawsuit was immediately charged to selling, general and administrative expenses (“SG&A”).

This transaction was accounted for as an asset purchase; no liabilities were assumed. The following table sets forth the determination of the consideration paid for the asset acquisition:

Effective settlement of lawsuit	$400
Inventory	122
Patents (amortized over a 3 year period to Utility segment cost of goods sold)	850
Covenant not to compete (amortized over a 7 year period to Utility segment SG&A)	1,576
Total consideration	$2,948

3. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	April 30,	October 31,
	2009	2008
	(In thousands)
Accounts receivable, net:
Trade receivables	$22,608	$29,499
Less: allowance for bad debts	(677)	(584)
Total	$21,931	$28,915

	April 30,	October 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials and component parts	$17,309	$16,649
Work-in-process	2,386	710
Finished goods	7,802	5,394
Total	$27,497	$22,753

	April 30,	October 31,
	2009	2008
	(In thousands)
Other current assets:
Prepaid expenses	$4,667	$4,158
Other receivables	803	670
Other	122	97
Total	$5,592	$4,925

	April 30,	October 31,
	2009	2008
	(In thousands)
Products leased and held for lease:
Utility	$30,985	$30,014
Less: accumulated depreciation	(22,786)	(21,456)
Utility, net	8,199	8,558

Proprietary Table Games	2,694	2,658
Less: accumulated depreciation	(1,344)	(1,117)
Proprietary Table Games, net	1,350	1,541

Electronic Table Systems	17,824	16,420
Less: accumulated depreciation	(7,174)	(5,465)
Electronic Table Systems, net	10,650	10,955

Total, net	$20,199	$21,054

	April 30,	October 31,
	2009	2008
	(In thousands)
Other long-term assets:
PGIC TGD prepaid royalty	$—	$4,709
Deposits	415	3,628
Debt issuance costs, net	2,682	3,319
Other	719	638
Total	$3,816	$12,294

In connection with our acquisition of PGIC’s TGD on September 26, 2007, we acquired PGIC’s Game Manager™ software and related table hardware (collectively, the “GMS”).  In addition, the SDLA provided a framework for us to install PGIC’s CJS on our proprietary table games, excluding those PGIC table games acquired in the PGIC TGD acquisition.  We have started integrating the GMS with certain versions of our proprietary table games in numerous jurisdictions. We paid PGIC a $3,000 advance of royalties due under the SDLA within 10 days of signing the purchase agreement for the acquisition of PGIC’s TGD business. Once the $3,000 advance is recouped, PGIC will receive recurring quarterly royalty payments for the placement of Game Manager and CJS on our proprietary table games, subject to our further recoupment of $1,750 related to an earlier licensing transaction with PGIC. The royalty rate for our proprietary games was 15% of the net incremental revenue attributable to adding the progressive element to our proprietary table games.  As a result of the PGIC/IGT transaction discussed in Note 2, the prepaid royalty was re-characterized as an intangible asset at its fair value as of the date of the transaction.

As of April 30, 2009, deposits of $415 consisted of equipment purchases in addition to security deposits.  As of October 31, 2008, deposits of $3,628 were primarily comprised of a $3,000 cash security posted in fiscal 2004 that related to a patent infringement lawsuit with Elixir Gaming.  See Note 2 related to Elixir Gaming Purchase and Settlement Agreement.

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the effective interest method.  The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 2.6 years.  As of April 30, 2009 and October 31, 2008, debt issuance costs related to our Revolver and our $65,000 term loan facility.  Debt issuance costs as of October 31, 2008 included the unamortized portion reflected in our Notes.

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets. All of our recorded intangible assets, excluding goodwill and the Stargames and Casinos Austria Research & Development GmbH & Co KG (“CARD”) tradenames, are subject to amortization. We amortize substantially all of our intangible assets in proportion to the related projected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenant not to compete, we amortize on a straight-line basis over their useful lives, using the straight-line amortization method.  Amortization expense was $3,428 and $3,709 for the three months ended April 30, 2009 and 2008, respectively, and $6,631 and $7,329 for the six months ended April 30, 2009 and 2008, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Avg.	April 30,	October 31,
	Useful Life	2009	2008
		(In thousands)
Amortized intangible assets:
Patents, games and products	10 years	$61,588	$60,478
Less: accumulated amortization		(35,308)	(30,839)
		26,280	29,639
Customer relationships	10 years	20,439	19,497
Less: accumulated amortization		(5,167)	(3,592)
		15,272	15,905
Licenses and other	6 years	12,602	4,392
Less: accumulated amortization		(2,724)	(2,189)
		9,878	2,203
Developed technology	4 years	8,008	7,318
Less: accumulated amortization		(6,507)	(5,031)
		1,501	2,287
Total		$52,931	$50,034

Changes in gross balances relate to purchases of patents, licenses and the covenant not to compete related to the PGIC/IGT transaction and Elixir Gaming Purchase and Settlement Agreement discussed in Note 2, as well as foreign currency translation adjustments.

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $17,589 and $16,119 as of April 30, 2009 and October 31, 2008, respectively.

Goodwill. Changes in the carrying amount of goodwill as of April 30, 2009, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2008	$37,194	$7,373	$8,200	$8,162	$60,929
Foreign currency translation adjustment	1,779	—	773	770	3,322
Other	—	307	—	—	307
Balance at April 30, 2009	$38,973	$7,680	$8,973	$8,932	$64,558

Substantially all of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC TGD.  Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting units, as defined under SFAS 142. The $307 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the three months ended April 30, 2009, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition.  The excess amount of $307 was recorded as an increase to goodwill.

5. DEBT

Debt consists of the following:

	April 30,	October 31,
	2009	2008
	(In thousands)

Term Loan	$64,675	$65,000
Contingent convertible senior notes (the "Notes")
fixed rate interest at 1.25%, due 2024	8	40,258
Revolver	50,000	16,000
PGIC TGD minimum consideration, non-interest bearing,
due in installments through 2011	—	2,444
BTI acquisition contingent consideration	—	527
Kings Gaming Inc. contingent consideration	500	508
Bet the Set "21" contingent consideration	382	412
Total debt	115,565	125,149
Less: current portion	(658)	(41,753)
Total long-term debt	$114,907	$83,396

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

In anticipation of our Notes being put by the holders on April 15, 2009, we executed a multi-step refinancing plan in fiscal 2008 that involved a second amendment to our senior secured credit facility, a public offering of our common stock and a cash tender offer for our Notes.  See Note 2 for additional information.

As of April 15, 2009, the scheduled expiration date, $30,250 in aggregate principal amount of the Notes, representing approximately 99.97% of the aggregate principal amount of the outstanding Notes prior to the Put Option, had been validly tendered in the Put Option. All Notes validly tendered and not validly withdrawn in the Put Option were accepted for payment and purchased by us and cancelled. We made our regularly scheduled interest payment on April 15, 2009. Accordingly, there was no accrued and unpaid interest remaining through the date of purchase. After giving effect to the purchase of the tendered Notes, $8 aggregate principal amount of the Notes remains outstanding, which we classified as current debt as of April 30, 2009.  In order to repurchase the $30,250 of the tendered Notes, we drew on our Revolver. We redeemed the remaining outstanding Notes on May 29, 2009 at 100% plus accrued and unpaid interest.

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent, which consisted of a $100,000 revolving credit facility (the “Revolver”).  In order to redeem the $30,250 of the tendered Notes and to pay certain capital expenditures, we drew $34,000 on our Revolver on April 15, 2009. The total amount drawn under the Revolver was $50,000 and $16,000 as of April 30, 2009 and October 31, 2008, respectively.  As of April 30, 2009, we had approximately $50,000 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

Loans under the Revolver bear interest at a margin over one month LIBOR or Base Rate (as defined in the Senior Secured Credit Agreement), as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time.  Our effective interest rate as of April 30, 2009 and October 31, 2008 was 3.2% and 6.5%, respectively. Borrowings under the Revolver may be used to repurchase the remaining outstanding Notes, for working capital, capital expenditures and general corporate purposes (including share repurchases and acquisitions).

Second Amendment and Term Loan. On July 14, 2008, we entered into a second amendment (the “Second Amendment”) to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 Revolver discussed above.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides for a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions. The total amount drawn under the Term Loan was $64,675 and $65,000 as of April 30, 2009 and October 31, 2008, respectively.

The Term Loan bears interest at 2.75% over the Base Rate or 3.75% over one month LIBOR, as elected by us.  The Term Loan has scheduled amortization payments of 0.25% of the principal every quarter, which started with the quarter ended on January 31, 2009.  Accordingly, we have classified $650 in current portion of long term debt.   The mandatory repayment provisions also require us to repay the Term Loan with (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested.  The Term Loan matures on November 30, 2011.

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.25 to 1.0 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio threshold steps down to 4.00 to 1.0 starting with the quarter ending July 31, 2009, and 3.75 to 1 in the quarter ending July 31, 2010.  Our Total Leverage Ratio as of April 30, 2009 and October 31, 2008 was 1.96 to 1.0 and 2.3 to 1.0, respectively, and our Interest Coverage Ratio as of April 30, 2009 and October 31, 2008 was 11.7 to 1.0 and 8.3 to 1.0, respectively.

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

Kings Gaming Inc. contingent consideration. In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (the “Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. On the Maturity Date, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (the “Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming, Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of April 30, 2009 and October 31, 2008 was $500 and $508, with an effective interest rate of 1.4% and 3.5%.

Bet the Set “21”® contingent consideration. In connection with our acquisition of Bet the Set “21”® in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21”® side bet table game up to a maximum of $560. The balance of this liability as of April 30, 2009 and October 31, 2008 was $382 and $412, respectively.

Bet Technology, Inc. (“BTI”) liabilities. In connection with our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 as of January 31, 2009 was paid in February 2009 and therefore no outstanding balance existed as of April 30, 2009.  The balance of this liability as of October 31, 2008 was $527.

Progressive Gaming International Corporation (“PGIC”) Table Games Division (“TGD”) minimum consideration. In connection with our acquisition of PGIC’s worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consists of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amount to be paid in 2009 is $1,000 and the annual minimum consideration amounts to be paid in 2010 and 2011 are $750 each year.  As of April 30, 2009, the balance of this liability was $0 as a result of the PGIC/IGT transaction discussed in Note 2.  The balance of this liability as of October 31, 2008 was $2,444, which represented the discounted present value of the future payments, excluding imputed interest of approximately $306.  This liability was satisfied in full for $960, in addition to acquiring the SMI Patents, resulting in a net gain on the early extinguishment of debt of $1,798.

6. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock, however we generally prioritize bank debt reduction over share repurchases.  As such, for the three and six months ended April 30, 2009 and April 30, 2008, there were no common stock repurchases.  As of April 30, 2009, $21,078 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three and six months ended April 30, 2009, other comprehensive income consisted primarily of foreign currency translation adjustments.  For the three and six months ended April 30, 2008, other comprehensive income consisted of foreign currency translation adjustments and adjustments to our investment in Sona Mobile Holdings Corp., in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The following table provides information related to other comprehensive income:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)

Net income	$4,577	$3,048	$3,604	$1,245
Currency translation adjustments	10,748	11,541	8,453	6,825
Unrealized gain (loss) on investment in Sona	—	632	—	(123)
Total other comprehensive income	$15,325	$15,221	$12,057	$7,947

7. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), restricted stock and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Awards granted under the 2004 Plan generally vest in equal increments over four years and expires in ten years. Awards granted under the 2004 Directors’ Plan generally vest immediately and expire in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

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

In January 2009, our board of directors adopted and, in February 2009, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) (the “Amended 2004 Plan”).  The Amended 2004 Plan increased the number of shares available for issuance in addition to other related technical changes.  Subject to the Amended 2004 Plan, the aggregate number of shares that may be delivered under the Amended 2004 Plan shall not exceed 5,200 shares of which no more than 2,590 shares may be granted as restricted stock.

As of April 30, 2009, 2,555 and 398 shares were available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(In thousands, except exercise price and contract term)

Outstanding at October 31, 2008	3,396	$17.80	6.1	$4
Granted	1,041	3.64	9.8	—
Exercised	—	—	—	—
Forfeited or expired	(34)	10.70	—	—
Outstanding at April 30, 2009	4,403	14.51	6.7	377
Exercisable at April 30, 2009	2,658	17.12	5.1	—
Vested and expected to vest at April 30, 2009	4,077	$17.12	6.7	$377

For the three and six months ended April 30, 2009 and April 30, 2008, there were no stock options exercised and therefore no related income tax benefit.  As of April 30, 2009, there was $2,774 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of activity related to restricted stock is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(In thousands, except fair value)

Nonvested at October 31, 2008	504	$24.15
Granted	119	4.30
Vested	(63)	26.48
Forfeited	(10)	10.22
Nonvested at April 30, 2009	550	$19.84

For the three months ended April 30, 2009, we did not issue any shares of restricted stock.  For the three months ended April 30, 2008, we issued 6 shares of restricted stock with an aggregate fair value of $61. For the six months ended April 30, 2009 and April 30, 2008, we issued 119 and 59 shares of restricted stock with an aggregate fair value of $512 and $697, respectively.  The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of April 30, 2009, there was approximately $2,600 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 1.6 years.

Recognition of compensation expense. The following table shows information about compensation costs recognized:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Compensation costs:
Stock options	$1,474	$329	$2,311	$884
Restricted stock	1,648	625	3,022	1,462
Total compensation cost	$3,122	$954	$5,333	$2,346
Related tax benefit	$(1,091)	$(226)	$(1,780)	$(573)

Option valuation models require the input of highly subjective assumptions.  Changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Option valuation assumptions:
Expected dividend yield	—	—	—	—
Expected volatility	71.4%	50.0%	68.7%	46.5%
Risk-free interest rate	1.7%	2.4%	1.6%	3.0%
Expected term	4.4 years	4.2 years	4.4 years	4.2 years

8. INCOME TAXES

Our effective income tax rate from continuing operations for the three months ended April 30, 2009 and 2008 was 11.8% and 34.1%, respectively.  The current effective income tax rate reflects discrete adjustments related to executive compensation and foreign research and development expense.  Our effective income tax rate for continuing operations for the six months ended April 30, 2009 and 2008 was 10.7% and 33.5%, respectively. We expect that our effective income tax rate for fiscal 2009 will be between 28.0% and 33.0%.  The difference between the federal statutory rate and our effective income tax rate is primarily due to permanent tax benefits related to interest expense, research & development, U.S. manufacturing deduction and valuation allowance related to certain foreign losses. Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties as valued under Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), as well as accumulated interest and penalties.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Income from continuing operations	$4,577	$3,049	$3,604	$1,246

Basic:
Weighted average shares	53,087	34,726	53,073	34,722

Diluted:
Weighted average shares, basic	53,087	34,726	53,073	34,722
Dilutive effect of options and restricted stock	105	45	113	102
Weighted average shares, diluted	53,192	34,771	53,186	34,824

Basic earnings per share	$0.09	$0.09	$0.07	$0.04
Diluted earnings per share	$0.09	$0.09	$0.07	$0.04
Weighted average anti-dilutive shares excluded	4,727	20,187	7,553	15,472
from diluted EPS

We account for our contingent convertible notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which requires us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes include a mandatory cash settlement feature for the principal payment, we apply the treasury stock method. This method results in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeds the initial conversion price per share of $28.07. For the three and six months ended April 30, 2009 and 2008, the average fair value of our common stock did not exceed $28.07, therefore no dilutive effect of our outstanding Notes is included in our diluted earnings per share calculation.

10. OTHER INCOME (EXPENSE) AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

Other income (expense) is comprised of the following:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Other income (expense):
Interest income	$311	$579	$545	$941
Interest expense	(1,384)	(2,293)	(3,256)	(4,644)
Other, net	1,317	(1,207)	468	(854)
Total other income (expense)	$244	$(2,921)	$(2,243)	$(4,557)

Gain on early extinguishment of debt	$1,798	$—	$1,961	$—

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.  Interest expense for the three and six months ended April 30, 2009 primarily relates to interest on our Revolver, Term Loan and Notes.  Interest expense for the three and six months ended April 30, 2008 primarily related to interest on our Revolver and Notes.  Interest expense also includes amortization of debt issuance costs, which resulted from the issuance of our long-term debt.  Costs associated with the issuance of our long-term debt were capitalized and amortized as interest expense using the effective interest method.  For the three and six months ended April 30, 2009, amortization of debt issue costs of $311and $636, respectively, related to our Revolver, our Term Loan and our Notes.  For the three and six months ended April 30, 2008, amortization of debt issue costs of $325 and $652, respectively, related only to our Revolver and our Notes.

Other, net primarily relates to net foreign currency translation amounts resulting from the fluctuation of the U.S. dollar, the Euro and the Australian dollar.  A net foreign currency gain of $1,372 and $503 was recognized for the three and six months ended April 30, 2009, respectively.   A net foreign currency loss of $1,196 and $870 was recognized for the three and six months ended April 30, 2008, respectively.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts. As of our third quarter of fiscal 2008, we began net settling all inter-company trade balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation.”

The net gain of $1,798 realized on the early extinguishment of debt for the three months ended April 30, 2009 primarily relates to the forgiveness of the PGIC TGD minimum consideration as a result of the PGIC/IGT transaction discussed in Note 2.  The gain of $1,961 realized on the early extinguishment of debt for the six months ended April 30, 2009 primarily relates to the PGIC/IGT transaction discussed above and in addition to the $10,000 purchase of our Notes in a separate open market transaction, which occurred in our first fiscal quarter of 2009.  We did not extinguish any portion of our Notes in the same prior year periods.

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

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Utility	$19,986	$21,853	$35,737	$39,370
Proprietary Table Games	8,852	9,776	18,513	18,933
Electronic Table Systems	5,730	6,672	9,699	12,210
Electronic Gaming Machines	10,704	10,683	15,789	16,324
Unallocated Corporate	32	19	55	63
	$45,304	$49,003	$79,793	$86,900
Gross profit:
Utility	$11,956	$12,303	$20,484	$22,909
Proprietary Table Games	7,173	8,585	15,218	15,753
Electronic Table Systems	1,835	3,407	3,395	5,697
Electronic Gaming Machines	4,763	5,186	7,185	7,067
Unallocated Corporate	(29)	(291)	(23)	(390)
	$25,698	$29,190	$46,259	$51,036
Operating income (loss):
Utility	$9,693	$9,588	$16,564	$17,545
Proprietary Table Games	6,286	7,609	13,549	14,105
Electronic Table Systems	538	1,811	685	2,100
Electronic Gaming Machines	3,068	3,051	4,064	3,190
Unallocated Corporate	(16,438)	(14,076)	(30,545)	(30,075)
	$3,147	$7,983	$4,317	$6,865
Depreciation and amortization:
Utility	$2,090	$2,293	$4,390	$4,656
Proprietary Table Games	1,149	967	2,311	2,002
Electronic Table Systems	1,642	1,594	3,159	2,942
Electronic Gaming Machines	218	310	429	682
Unallocated Corporate	724	1,008	1,574	1,906
	$5,823	$6,172	$11,863	$12,188
Capital expenditures:
Utility	$2,631	$1,893	$3,055	$3,423
Proprietary Table Games	829	452	987	877
Electronic Table Systems	2,178	1,669	2,463	4,065
Electronic Gaming Machines	18	163	23	233
Unallocated Corporate	568	420	818	772
	$6,224	$4,597	$7,346	$9,370

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For the three and six months ended April 30, 2009, revenues from customers outside the United States accounted for 54.0% and 49.0%, respectively of consolidated revenue, compared to 56.5% and 52.3%, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2009		2008		2009		2008
	(In thousands)
Revenue:
United States	$20,836	46.0%	$21,323	43.5%	$40,710	51.0%	$41,422	47.7%
Canada	2,991	6.6%	2,508	5.1%	6,221	7.8%	3,751	4.3%
Other North America	643	1.4%	524	1.1%	1,198	1.5%	1,054	1.2%
Europe	2,193	4.9%	4,233	8.7%	3,923	4.9%	7,478	8.6%
Australia	12,012	26.5%	13,869	28.3%	19,396	24.3%	23,586	27.1%
Asia	5,931	13.1%	4,864	9.9%	6,871	8.6%	6,564	7.6%
Other	698	1.5%	1,682	3.4%	1,474	1.9%	3,045	3.5%
	$45,304	100.0%	$49,003	100.0%	$79,793	100.0%	$86,900	100.0%

12. COMMITMENTS AND CONTINGENCIES

Purchase commitments. From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. As of April 30, 2009, our significant inventory purchase commitments totaled $11,817 which is primarily related to parts for our various shufflers, e-Table products and EGMs. As of October 31, 2008, our significant inventory purchase commitments totaled $10,805 which were primarily related to parts for our various shufflers, our progressive table games, our e-Table products, our EGMs, and Easy Chipper C products.  These purchase commitments represented short-term open purchase orders with our vendors.

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These agreements are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual agreement. As of April 30, 2009 and October 31, 2008, minimum aggregate severance benefits totaled $4,705 and $5,939, respectively.

Former Chief Executive Officer retirement. On March 15, 2009, Mark L. Yoseloff officially retired as our Chief Executive Officer and was succeeded by Timothy J. Parrott.  Pursuant to the terms of Mark L. Yoseloff's employment agreement, we incurred severance costs relating to his retirement of $3,985 for the three and six months ended April 30, 2009. The $3,985 severance costs were comprised of $2,280 of accelerated stock compensation expense and $1,705 of cash salary and related benefits and are expected to be paid out over a three-year period.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  See Note 15, "Commitments and Contingencies" to our Consolidated Financial Statements in our Annual Report  on Form 10-K for the year ended October 31, 2008 and Note 12, "Commitments and Contingencies" to our Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 for further discussion of certain of our legal proceedings and other matters.  Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position. Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period. We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

Certain recent significant developments during the three months ended April 30, 2009 concerning our legal proceedings and other matters are discussed below:

1.           Awada - On November 26, 2008, the Court held a hearing in this matter and we were informed that trial of this matter was set for April 20, 2009.  The trial date on the remaining conversion claim in this matter has been rescheduled to start during our third fiscal quarter of 2009.  A Motion for Summary Judgment on the remaining conversion claim was filed on April 13, 2009 and is set for hearing on June 1, 2009.

2.           VendingData II - The case was settled and dismissed with prejudice on March 16, 2009 as part of our acquisition of the intellectual property and finished-goods inventory related to Elixir Gaming’s table business, including the RandomPlus shuffler, the ShufflePro shuffler, and the DeckChecker.  The $3,000 cash security previously posted as cash security plus interest was returned to us on March 17, 2009.

3.           Shareholder Derivative Suit - On November 24, 2008, the Court approved an updated stipulation filed on November 25, 2008, which provided that plaintiffs will file a consolidated amended complaint on or about March 2, 2009.  On February 25, 2009, the parties filed a stipulation and proposed order that provided that the plaintiffs will file a consolidated amended complaint on or about July 2, 2009.  The Court approved the stipulation on February 26, 2009.

4.           Intellectual Property Licensing Proceeding - On January 8, 2009, we filed a Summons with Notice in the Supreme Court for the State of New York, County of New York. The action was filed against PEM.

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

These proceedings do not affect the following items which were material in regards to the purchase of PGIC’s TGD:    Our rights in the progressive table game software and hardware, the Caribbean Stud® game, Texas Hold’em Bonus® game or the broad range of intellectual property that complements our existing PTG business.

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

Between January 16, 2009 and January 19, 2009, PGIC and certain of its subsidiaries entered into various agreements with PEM and IGT and certain of its affiliates, pursuant to which IGT acquired substantially all of PGIC's domestic and foreign assets, along with all of PEM's rights under PGIC's existing senior credit facility, for an aggregate cash purchase price of $16,237.  This transaction included the purchase by IGT of at least some of the patents that are the subject of this proceeding.

On February 17, 2009, we reached an agreement with IGT in the form of a Binding Term Sheet. This agreement should materially resolve our rights in the known material patents which are part of the PGIC TGD acquisition and the associated patent license agreement. In addition, in February 2009, we executed the Royalty Acceleration Agreement with PGIC and IGT that allowed us to pay, at a discount, the minimum discounted consideration of $2,247 due as of January 31, 2009 under the PGIC TGD acquisition and certain other potential royalties due under both the PGIC TGD acquisition and the SDLA dated September 26, 2007. On February 18, 2009, we paid $960 pursuant to the Royalty Agreement in full satisfaction of the PGIC TGD minimum consideration and other potential future royalties, including, but not limited to, amounts in excess of $4,679 of prepaid royalties paid under the SDLA.  See Notes 2, 3 and 5 for detailed discussion related to the PGIC prepaid royalty and PGIC TGD minimum consideration. Furthermore, on February 17, 2009, we also executed a Waiver Agreement with IGT, whereas IGT agreed not to contest that our payment of $960 stated in the Royalty Agreement was not fair, complete, and/or adequate satisfaction of all present and future monetary obligations owed to PGIC as it relates to the PGIC TGD acquisition and the SDLA. Accordingly, we should have no material further financial obligations to PGIC and/or IGT related to the PGIC TGD acquisition and the SDLA. We do not expect any further legal proceedings against PEM, IGT and PGIC regarding the known material patents.

On April 8, 2009, for no cash consideration by either party, SMI entered into a mutual release with PEM related to the above events.

This matter is now resolved.

5.           Class Action Lawsuit - On March 23, 2009, the Court denied our Motion to Dismiss.  The Defendants answered on April 29, 2009.

6.           TableMAX - On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. (hereinafter collectively “TableMAX”) filed a Complaint against us in the United States District Court for the District of Nevada.   This case is a patent infringement claim alleging that our Table Master™ product infringes the following U.S. Patents: 5,688,174, 6,921,337, and 7,201,667. The Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorney’s fees, costs, increased damages, and disbursements.  We expect to file a response to the Complaint in our third fiscal quarter of 2009.  We deny any liability or wrong-doing.  We believe that the above claims and litigation are without merit and intend to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

7.           Smart Shoes, Inc. - On April 22, 2009, we filed a Complaint for declaratory relief against Smart Shoes, Inc. and Otho D. Hill (hereinafter collectively “SSI”).  The Complaint was filed in the Eighth Judicial District Court, Clark County, Nevada.  The declaratory relief claim seeks a judicial finding that we do not owe any money concerning SSI’s claim that we owe approximately $1,100 in regards to certain known material patents discussed above in the “Intellectual Property Licensing Proceeding.”  We believe that the approximate amount of $1,100, if it is owed, is owed by PGIC or possibly others, but not us.  We also believe that SSI’s claim is without merit, we deny any liability or wrong-doing, and we intend to vigorously pursue our rights.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

See subsequent events.

13. SUBSEQUENT EVENTS

Settlement of remaining contingent convertible senior notes.  On May 29, 2009, we repurchased our remaining outstanding Notes of $8 at face value plus accrued and unpaid interest.

Legal proceedings update.  (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 12)

1.           Awada-  On June 1, 2009, the trial on the remaining conversion claim in this matter was rescheduled to start during our first fiscal quarter of 2010.  On June 1, 2009, the hearing on our Motion for Summary Judgment in regards to the remaining conversion claim in this matter was moved to July 6, 2009.

6.           TableMAX- We have not yet answered or otherwise responded to TableMAX's complaint.

7.           Smart Shoes, Inc. On May 26, 2009, the Defendants removed the matter to the United States District Court for the District of Nevada.

Rapid Baccarat Macau patent issue.  On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from the Macau SAR took action against our Rapid Baccarat® product, due to a claim of patent infringement by the alleged Macau patent owner of an alleged Macau patent.  There is also the possibility of future legal proceedings being commenced against us in Macau relating to this patent, although, at this time, no such proceedings have been commenced.  We deny any liability or wrong-doing.  We believe the claim is without merit.  If any legal proceedings were to be commenced against us, we would vigorously contest such proceedings.  Due to the uncertainity of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except units and per unit/seat amounts)

There are statements herein which are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could,” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A,“Risk Factors.” The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K (“Form 10-K”) filed on January 14, 2009 and the condensed consolidated financial statements and notes hereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing casino and other gaming customers with products and services that improve their speed, profitability, productivity and security. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our North American headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our Australian headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

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

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

A continuing emphasis on leasing versus selling

We intend to continue executing this strategy primarily in North America although we will implement modest leasing programs in other parts of the world.

Continued development of technology to drive new products across all product lines

This includes our card reading shoes and shufflers, shuffler interface with table systems, table game progressive systems and development of new titles for all of our e-Table platforms on a worldwide basis.

An effort to increase the return from existing assets already in the field by adding new value elements

This includes the replacement cycle for our shufflers, shuffler interface with table systems, table game progressive systems, table game felt-based bonuses and other side bets and proprietary add-ons to existing e-Table gaming products.

Value engineering to reduce manufacturing costs across all product lines

Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

A continuing commitment to reduce expenses throughout the Company without compromising the quality of our products or service.

Our goal is to reduce expenses through cost savings initiatives as well as thoroughly examining our infrastructure to improve our operating margins without compromising the quality of our products or service.

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which has had negative consequences on our results for the three and six months ended April 30, 2009, and is likely to continue to have a negative impact throughout fiscal 2009. The recent activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as seen in broader economic activities such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

As a result, the outlook for the gaming, travel and entertainment industries both domestically and internationally remains highly uncertain.  Due to recent disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Customers have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.  For example, domestically, Nevada’s Gaming Control Board has reported record decreases in winnings during 2009. Additionally, auto traffic into Las Vegas and air travel to McCarran International Airport has declined, resulting in lower casino volumes.  Internationally, casino revenues in Macau have decreased and casino openings are expected to decrease significantly in 2009.  Additionally, Chinese authorities have placed restrictions on travel to Macau for residents of mainland China, which may impact the gaming industry in Macau.  The European market has also shown declines due to the deterioration of their credit markets, the impact of a smoking ban in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.  Our exposures to these economic conditions are not limited to these jurisdictions mentioned above, as they are used for example purposes only.  These economic conditions may cause both our domestic and international customers to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected as a result.

We believe that our products provide cost advantages for casino operators and that demand for our products may be enhanced by the need for our customers to reduce their operating costs.  However, we have experienced certain pricing pressures and have provided customer concessions consistent with others in the gaming, travel and entertainment industries during the current economic downturn.  We are being aggressive in working with our customers to maximize the contribution of our products to their continued profitability.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our installed base. Consistent with our strategy, we continue to emphasize the leasing of our products.  When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee, which includes a service component.  When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.

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

●
To assist us with our strategy to encourage leasing, we have increased the retail sales price of many of our products across the Utility, PTG and ETS segments such that we believe a large proportion of our customers are inclined to lease rather than purchase our products.

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers, which provides us with royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement and conversion kits which allow existing EGM terminals to be converted to other games on the PC3 and PC4 platforms.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to devote significant research and development (“R&D”) efforts on the development of our next generation shuffler products, such as the one2six Plus™, our card recognition products, as well as other table accessories, such as the i-Shoe™ Auto and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new game concepts, such as the i-Table™, our newest e-Table that combines a variety of our products to create an exciting new table game experience.   Finally, we have incurred significant R&D expense related to the operating system upgrades from the PC3 to the PC4 platforms for Vegas Star®, Rapid Table Games™ and EGMs. We believe that one of our strengths is identifying new product opportunities, as well as refining current products. We expect to continue to spend a significant portion of our annual revenue on R&D.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit on leased assets will be lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  For example, in our PTG segment, certain proprietary table games warrant a higher average lease price than a PTG bonusing add-on such as a felt side bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. This is consistent with our rollout strategy whereby we provide very favorable lease rates at the inception of a lease to entice the customer to try our new product. We expect the impact of introductory pricing to have a short-term impact on our margins. Notwithstanding the factors that can impact our gross margins during any given period, lease margins are generally greater than the sales margins for the same product. Accordingly, we anticipate that gross margins will increase under our lease model.  Our segments are all burdened with certain fixed amortization, so margins can vary depending on the amount of revenue in a segment for each period.

Our product pricing strategy reflects our desire to shift to a lease model from a sales model. We have increased the sales price of certain products such that a large proportion of our customers are inclined to lease rather than purchase our products.  Our leasing strategy is primarily focused in the United States, in that many foreign customers prefer to purchase rather than lease product as it is a customary business practice. Last, our pricing strategy recognizes that our Utility products are always subject to sales activity as part of our "replacement cycle" whereby we sell our prior generation shufflers before the introduction of our next generation product.  We sell and less often lease refurbished products which command lower average sales or lease prices than new products.

In addition to the leasing versus selling strategy, we expect to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

SIGNIFICANT TRANSACTIONS

Remaining contingent convertible senior notes.  In our third quarter ended July 31, 2008, we engaged in a multi-step refinancing (the “Refinancing”) of our 1.25% contingent convertible senior notes (the “Notes”). We engaged in the Refinancing because holders of our Notes had the option to require us to repurchase all or a portion of such Notes on April 15, 2009 at 100% of the principal amount of the Notes, plus accrued and unpaid interest.

On December 10, 2008, we purchased $10,000 of our outstanding Notes in a separate open market transaction at a discount.  On April 15, 2009, we purchased an additional $30,250 of our outstanding Notes at face value, representing approximately 99.97% of the aggregate principal amount of the remaining outstanding Notes.  The holders of the Notes had an option, pursuant to the terms of the Notes, to require us to purchase, on April 15, 2009, all or a portion of their Notes (the “Put Option”). All Notes validly tendered and not validly withdrawn in the Put Option were accepted for payment and purchased by us and cancelled. We made our regularly scheduled interest payment on April 15, 2009. Accordingly, there was no accrued and unpaid interest remaining through the date of purchase. After giving effect to the purchase of the tendered Notes, $8 aggregate principal amount of the Notes remains outstanding, which we classified as current debt as of April 30, 2009.  We redeemed these Notes pursuant to the terms of the Notes on May 29, 2009 at 100% plus accrued and unpaid interest.  In order to repurchase the $30,250 of the tendered Notes, we drew on our $100,000 revolving credit facility (the “Revolver”). As of April 30, 2009, we had $50,000 drawn under our Revolver, which is classified as long term debt as of April 30, 2009, and approximately $50,000 of available remaining credit under the Revolver.

Progressive Gaming International Corporation/International Game Technology Transaction. In January 2009, International Game Technology (“IGT”) entered into an arrangement to acquire substantially all of the assets of Progressive Gaming International Corporation (“PGIC”).  On February 17, 2009, a number of agreements were entered into between us, PGIC and IGT.  These agreements include the Royalty Acceleration Agreement (PGIC and us), the Waiver Agreement (IGT and us), and the Binding Term Sheet (IGT and us).   In part, these agreements addressed certain commitments that were made by us and PGIC in an agreement dated September 26, 2007 to acquire all of PGIC’s Table Game Division (“TGD”) business (the “Purchase Agreement”), including certain worldwide rights and lease contracts for all of PGIC’s table game titles including Caribbean Stud® and Texas Hold’ Em Bonus, as well as the Software Distribution License Agreement (“SDLA”) which provided us a license to use/distribute certain progressive related software on games that were not purchased as part of the TGD.  The Purchase Agreement provided for, in addition to an initial up-front payment, future earn-out payments beginning in calendar 2008, including $3,500 in total non-interest bearing guaranteed minimum payments over a 4-year period, as follows: for each of 2008 and 2009, the guaranteed minimum amounts were $1,000 each year, paid quarterly; and for 2010 and 2011, $750 each year, also paid quarterly.  At the time of the acquisition, we recorded an estimated discounted liability for the minimum consideration due under the Purchase Agreement of $2,922.  Pursuant to the SDLA and as part of the TGD, we prepaid royalties of $3,000 related to the use of the Casino Jackpot System (“CJS”) and Game Manager software. These prepaid royalties plus an additional $1,750 were to be earned as defined in the agreement on a per progressive unit placement basis. The term of the SDLA was 5 years, with automatic renewal for renewal terms of 5 year increments, unless a non-renewal notice was given by either party ninety days in advance.

The Royalty Acceleration Agreement dated February 17, 2009 relieves us of all future monetary obligations related to the Purchase Agreement as well as any potential additional monies due under the SDLA in excess of the prepaid royalty previously paid.  As a condition for being relieved of any future monies due under the Purchase Agreement and the SDLA, we made a final payment of $960.  Up until February 17, 2009, we had paid PGIC approximately $951 related to minimum consideration due under the Purchase Agreement.

The Binding Term Sheet, which became effective 24 days after signing, absent any other agreement, resolved a dispute between us and IGT as to SMI’s rights in certain patents owned at one time by PGIC as discussed in Note 12. This dispute involved other parties as well.  SMI claimed that SMI had certain rights in certain patents of PGIC before IGT allegedly received the patents as a result of the foreclosure of PGIC by PEM.  As to some of certain patents, IGT’s alleged ownership rights were transferred to SMI (the “SMI Patents”).  The Term Sheet also provided for IGT to obtain a license to the SMI Patents with certain restrictions in addition to allowing us to license certain patents from IGT which IGT allegedly acquired from PGIC through foreclosure by PEM (“PEM Patents”).  These licenses are not exclusive and are for limited use only.  The Term Sheet also waived SMI’s claims of certain rights in other patents that were once owned by PGIC.

As a result of the above agreements, we wrote-off the net book value of approximately $160 related to the covenant not to compete between us and PGIC. In addition, the prepaid royalty related to the SDLA was re-characterized as a lifetime license to be amortized over a 10 year life. The acquired SMI patents were fair valued at $520.  The remaining discounted minimum consideration due under the Purchase Agreement of approximately $2,247 was relieved resulting in a net gain on early extinguishment of $1,798.

Elixir Gaming Technologies Inc. (formerly Vending Data Corporation) purchase and settlement agreement.  On March 16, 2009, we entered into an agreement with Elixir Gaming Technologies, Inc. (“Elixir Gaming”) pursuant to which Elixir Gaming sold us their intellectual property related to Elixir Gaming’s card shuffling and card deck checking equipment, including the RandomPlus® shuffler, the ShufflePro™ shuffler, and the DeckChecker™.  Also contained in the agreement is a 7-year covenant not to compete clause.  In connection with this acquisition, we also purchased Elixir Gaming’s remaining finished-goods inventory of products in this category. In addition, we also agreed with Elixir Gaming to jointly dismiss all claims with prejudice pertaining to the outstanding patent infringement litigation.  This included the release of our $3,000 cash security, plus accrued interest, that we posted in 2004 in connection with an injunction that we received at that time.

The total consideration paid to Elixir Gaming was $2,800.  Total direct acquisition costs associated with this acquisition was $148.

Pursuant to EITF 04-1, “Accounting  for the Pre-existing Relationships between the Parties to a Business Combination,” we expensed the amount which approximates the fair value of the effective settlement of the lawsuit.  We determined the fair value of the effective settlement of the lawsuit by taking the difference between the fair values of each identifiable element of the transaction and the total purchase price using the residual method.  The fair value of $400 related to the effective settlement of the lawsuit was immediately charged to selling, general and administrative expenses (“SG&A”).

This transaction was accounted for as an asset purchase; no liabilities were assumed. The following table sets forth the determination of the consideration paid for the asset acquisition:

Effective settlement of lawsuit	$400
Inventory	122
Patents (amortized over a 3 year period to Utility segment cost of goods sold)	850
Covenant not to compete (amortized over a 7 year period to Utility segment SG&A)	1,576
Total consideration	$2,948

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended April 30,				Six Months Ended April 30,
	2009		2008		2009		2008
	(In thousands)
Revenue:
Utility	$19,986	44.1%	$21,853	44.6%	$35,737	44.8%	$39,370	45.2%
Proprietary Table Games	8,852	19.5%	9,776	19.9%	18,513	23.2%	18,933	21.8%
Electronic Table Systems	5,730	12.7%	6,672	13.6%	9,699	12.1%	12,210	14.1%
Electronic Gaming Machines	10,704	23.6%	10,683	21.8%	15,789	19.8%	16,324	18.8%
Other	32	0.1%	19	0.1%	55	0.1%	63	0.1%

Total revenue	45,304	100.0%	49,003	100.0%	79,793	100.0%	86,900	100.0%
Cost of revenue	19,606	43.3%	19,813	40.4%	33,534	42.0%	35,864	41.3%

Gross profit	25,698	56.7%	29,190	59.6%	46,259	58.0%	51,036	58.7%
Selling, general and administrative	18,360	40.5%	16,637	34.0%	34,011	42.6%	35,012	40.3%
Research and development	4,191	9.3%	4,570	9.3%	7,931	9.9%	9,159	10.5%

Income from operations	3,147	6.9%	7,983	16.3%	4,317	5.5%	6,865	7.9%
Other income (expense):
Interest income	311	0.7%	579	1.2%	545	0.7%	941	1.1%
Interest expense	(1,384)	(3.1%)	(2,293)	(4.7%)	(3,256)	(4.1%)	(4,644)	(5.3%)
Other, net	1,317	2.9%	(1,207)	(2.5%)	468	0.6%	(854)	(1.0%)
Total other income (expense)	244	0.5%	(2,921)	(6.0%)	(2,243)	(2.8%)	(4,557)	(5.2%)
Gain on early extinguishment of debt	1,798	4.0%	—	0.0%	1,961	2.5%	—	0.0%
Impairment of investment	—	0.0%	(433)	(0.9%)	—	0.0%	(433)	(0.5%)

Income from operations before tax	5,189	11.4%	4,629	9.4%	4,035	5.2%	1,875	2.2%
Income tax provision	612	1.4%	1,580	3.2%	431	0.5%	629	0.7%
Income from continuing operations	4,577	10.0%	3,049	6.2%	3,604	4.7%	1,246	1.5%
Discontinued operations, net of tax	—	0.0%	(1)	(0.0%)	—	0.0%	(1)	(0.0%)
Net lncome	$4,577	10.0%	$3,048	6.2%	$3,604	4.7%	$1,245	1.5%

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)
Revenue:
Leases and royalties	$18,614	$17,384	7.1%	36,970	$34,403	7.5%
Sales and service	26,684	31,600	(15.6%)	42,794	52,434	(18.4%)
Other	6	19	(68.4%)	29	63	(54.0%)
Total	$45,304	$49,003	(7.5%)	$79,793	$86,900	(8.2%)

Cost of revenue:
Leases and royalties	$5,864	$5,130	14.3%	$11,703	$10,599	10.4%
Sales and service	13,742	14,683	(6.4%)	21,831	25,265	(13.6%)
Total	$19,606	$19,813	(1.0%)	$33,534	$35,864	(6.5%)

Gross profit:
Leases and royalties	$12,750	$12,254	4.0%	$25,267	$23,804	6.1%
Sales and service	12,942	16,917	(23.5%)	20,963	27,169	(22.8%)
Other	6	19	(68.4%)	29	63	(54.0%)
Total	$25,698	$29,190	(12.0%)	$46,259	$51,036	(9.4%)

Gross margin:
Leases and royalties	68.5%	70.5%		68.3%	69.2%
Sales and service	48.5%	53.5%		49.0%	51.8%
Total	56.7%	59.6%		58.0%	58.7%

Revenue

Our revenue for the three months ended April 30, 2009 decreased $3,699, or 7.5%, to $45,304 as compared to $49,003 for the same prior year period, primarily due to the following:

●
Decreases of approximately $1,870 in total Utility revenue, primarily representing a reduction in sales of our shuffler and chipper products in the European market.  The European market has declined as a result of the deterioration of their credit markets, the impact of a smoking ban in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

●	Decreases of approximately $940 in total ETS revenue due to sales declines of our Vegas Star® products in Australia, as well as declines in sales of Table Master™ products in the United States.

●
Decreases of approximately $920 in total PTG revenue, primarily representing a reduction in table game lifetime license sales, consistent with our emphasis on leasing versus selling, primarily in the United States.

●
Apparent declines in foreign revenues are reflective of the relative strength of the U.S. dollar over foreign currencies in the current year period.  The U.S. dollar foreign currency exchange rate has strengthened 19% and 32% to the Euro and Australian dollar, respectively.  These currency fluctuations account for approximately $4,900 of the year-over-year foreign revenue decrease.  These decreases occurred primarily in sales and service revenues in our EGM, ETS and Utility business segments.  Lease revenues were not affected to the same extent as most of our lease revenues are generated in the United States.

●
Offsetting these overall decreases in revenue was an increase of $1,230, or 7.1%, in our overall lease and royalties revenue.  This increase was apparent in our Utility, PTG and ETS business segments, reflecting our continued emphasis on leasing versus selling, primarily in the United States.

●
Lease revenue growth in our Utility segment was the most significant, increasing $647, or 9.4%, due in part to the growth of our new i-Deal™ shuffler.  Lease revenue in our PTG segment increased $235, or 2.9%, due to growth in our Ultimate Texas Hold'em® and Fortune Pai Gow Poker® progressive add-on table games.  Lease revenue in our ETS segment increased $336, or 14.5%, due to increased Table Master™ seats on lease.

●
Increases of approximately $20 in total EGM revenue.  Though apparently small in U.S. dollars, this increase was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  Sales revenue in Australian dollars increased approximately 38%, due primarily to an approximate 35% increase in the number of units sold.

Gross margin

Our gross margin for the three months ended April 30, 2009 decreased 2.9% to 56.7% as compared to 59.6% for the same prior year period, primarily due to the following:

●
Decreased margins in our ETS business, driven by lower average lease prices, lower average sales prices, and lower sales unit volume, as well as the sale of refurbished units at reduced prices.  These reductions were due primarily to the impact of the current economic downturn, as many leased units are on participation and in jurisdictions where overall gaming revenues have declined.

●	Decreases in average sales prices in our PTG and ETS segments, partially due to sales of refurbished units and the sale of a large number of side bet table lifetime licenses.

●	Partially offset by increases in average monthly lease prices in our Utility and PTG segments, reflecting increases in the utility value and improved floor win these products offer our customers.

●
Partially offset by reduced amortization expense of product related intangibles included in cost of leases and cost of sales and service due to fluctuations in the foreign exchange rates between the U.S. dollar, the Euro and the Australian dollar.

Six months ended April 30, 2009 compared to April 30, 2008

Revenue

Our revenue for the six months ended April 30, 2009 decreased approximately $7,110, or 8.2%, to $79,793 as compared to $86,900 for the same prior year period, primarily due to the following:

●
Decreases of approximately $3,630 in total Utility revenue, primarily representing a reduction in sales of our shuffler and chipper units in the European market. Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of a smoking ban in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

●
Decreases of approximately $2,510 in total ETS revenue due to sales declines of our Vegas Star® and Rapid products in Australia, as well as declines in sales of Table Master™ products in the United States.

●	Decreases of $420 in total PTG revenue, primarily representing a reduction in table game lifetime license sales, consistent with our emphasis on leasing versus selling, primarily in the United States.

●
Although sales of our EGMs and the associated parts and peripherals decreased $535 in U.S. dollars, this decrease was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  Sales revenue in local currency  increased approximately 33%, due primarily to an approximate 30% increase in the number of units sold.

●
Apparent declines in foreign revenues are reflective of the relative strength of the U.S. dollar over foreign currencies in the current year period.  The U.S. dollar foreign currency exchange rate has strengthened 25% and 56% to the Euro and Australian dollar, respectively.  These currency fluctuations account for approximately $7,400 of the year-over-year foreign revenue decrease.  These decreases occurred primarily in sales and service revenues in our EGM, ETS and Utility business segments.  Lease revenues were not affected to the same extent as most of our lease revenues are generated in the United States.

●
Offsetting these decreases in sales revenue was an increase of approximately $2,570, or 7.5%, in our overall lease and royalties revenues.  This increase was apparent in our Utility, PTG and ETS business segments, reflecting our continued emphasis on leasing versus selling, primarily in the United States.

●
Lease revenue growth in our Utility segment was the most significant, increasing $1,276, or 9.3%, due in part to the success of our new i-Deal™ shuffler.  Lease revenue in our PTG segment increased $608, or 3.7%, due to growth in our Ultimate Texas Hold’em® and Fortune Pai Gow Poker® progressive add-on table games.  Lease revenue in our ETS segment increased $672, or 15.2%, due to increased Table Master™ seats on lease.

●	PTG other revenue increased $510 due to increased net revenues from our Three Card Poker® World Championship Tournament.

Gross margin

Our gross margin for the six months ended April 30, 2009 decreased 0.7% to 58.0% as compared to 58.7% for the same prior year period, primarily due to the following:

●	The decreased margins in our ETS business, as mentioned above in the discussion of gross margin for the three months ended April 30, 2009.

●	Partially offset by increases in average sales prices for our shuffler products.

●	Partially offset by increases in average monthly lease prices in our Utility and PTG segments.

●
Additionally offset by reduced amortization expense of product related intangibles included in cost of leases and cost of sales and service due to fluctuations in the foreign exchange rates between the U.S. dollar, the Euro and the Australian dollar.

The following table provides additional information regarding our operating expenses:

	OPERATING EXPENSES
	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
	2009	2008	Change	2009	2008	Change
	(In thousands)

Selling, general and administrative	$18,360	$16,637	10.4%	$34,011	$35,012	(2.9%)
Percentage of revenue	40.5%	34.0%		42.6%	40.3%

Research and development	$4,191	$4,570	(8.3%)	$7,931	$9,159	(13.4%)
Percentage of revenue	9.3%	9.3%		9.9%	10.5%

Total operating expenses	$22,551	$21,207	6.3%	$41,942	$44,171	(5.0%)
Percentage of revenue	49.8%	43.3%		52.5%	50.8%

Three months ended April 30, 2009 compared to April 30, 2008

Selling, general and administrative (“SG&A”) expense

Selling, general and administrative (“SG&A”) expense increased $1,723, or 10.4%, to $18,360 for the three months ended April 30, 2009 as compared to $16,637 for the same prior year period.  The increase in SG&A expenses primarily reflects the following:

●
Severance costs of $4,410 for the three months ended April 30, 2009, which primarily related to the retirement of our former CEO and the departure of a senior executive at one of our foreign subsidiaries.  The $4,410 severance costs were comprised of $2,297 of accelerated stock compensation expense and $2,113 of cash salary and related benefits.  For the three months ended April 30, 2008, no severance charges were incurred.

●
Offset by decreased costs of approximately $2,300 related to reductions in employee salaries and benefits, not including salary related cash and benefits severance costs discussed above.  This has been accomplished in part by leaving certain vacant positions temporarily unfilled, as well as wage freezes during 2009.

●	Offset by net decreases of approximately $1,200 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

●
Offset by decreased legal expenses of $837, excluding the effect of the item discussed below, for the three months ended April 30, 2009, as compared to the same prior year period.  For the three months ended April 30, 2009, corporate legal costs principally related to Prime Table Games, LLC litigation as well as other general corporate matters.  Corporate legal expense decreased as a result of lower costs incurred on our Shareholder Derivative lawsuit, settlement of prior cases, primarily MP Games LLC, and decreased costs related to other general corporate matters. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and conduct corporate activity.  See Note 12 for information on our legal proceedings.

●
Legal charge of $400 related to the Elixir Gaming purchase and settlement agreement.  Pursuant to EITF 04-1, “Accounting  for the Pre-existing Relationships between the Parties to a Business Combination,” we took a charge of $400 in SG&A, which approximates the fair value of the effective settlement related to the previous lawsuit between us and Elixir Gaming.  See discussion above under "Significant Transactions" for more information.

Research and development (“R&D”) expenses

Research and development (“R&D”) expense decreased $379, or 8.3%, to $4,191 for the three months ended April 30, 2009 as compared to $4,570 for the same prior year period.  Our R&D expense is distributed among all of our product lines, as we have continued to invest in new product development.

The decrease in R&D expenses can mostly be attributed to net decreases of approximately $600 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

These decreases were offset by increased R&D expenses related to our Corporate Products Group for general operational purposes.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense to remain relatively consistent at approximately 10% of total revenues.

Six months ended April 30, 2009 compared to April 30, 2008

SG&A expense

SG&A expense decreased approximately $1,001, or 2.9%, to $34,011 for the six months ended April 30, 2009 as compared to $35,012 for the same prior year period.  The decrease in SG&A expenses primarily reflects the following:

●
Severance costs of $6,838 for the six months ended April 30, 2009, which primarily related to the retirement of our former CEO and the departure of several senior executives.  The $6,838 severance costs were comprised of $3,628 of accelerated stock compensation expense and $3,210 of cash salary and related benefits.  For the six months ended April 30, 2008, severance costs were $506, which related to the departure of a senior executive at our corporate office and were comprised of $172 of accelerated stock compensation expense and $334 of cash salary and related benefits.

●
Decreased costs of approximately $4,394 related to reductions in employee salaries and benefits, not including salary related cash and benefits severance costs discussed above.  This has been accomplished in part by leaving certain vacant positions temporarily unfilled, as well as wage freezes during 2009.

●	Net decreases of approximately $1,900 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

●
Decreased legal expenses of $1,835, excluding the effect of the item discussed below, for the six months ended April 30, 2009, as compared to the same prior year period.  For the six months ended April 30, 2009, corporate legal costs principally related to Prime Table Games, LLC, PGIC and the VendingData II litigations as well as other general corporate matters.  Corporate legal expense decreased as a result of lower legal expenses incurred on our Shareholder Derivative and VendingData II lawsuits, settlement of prior cases, which primarily included MP Games LLC and decreased costs related to other general corporate matters. We expect that our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and conduct corporate activity.  See Note 12 for information on our legal proceedings.

●
Legal charge of $400 related to the Elixir Gaming purchase and settlement agreement.  Pursuant to EITF 04-1, “Accounting  for the Pre-existing Relationships between the Parties to a Business Combination,” we took a charge of $400, in SG&A, which approximates the fair value of the effective settlement related to the previous lawsuit between us and Elixir Gaming.  See the discussion above under “Significant Transactions” for more information.

●	Decreased general marketing, tradeshow, advertising, and promotional costs of approximately $870 predominantly related to a focus on cost reduction and efficiency within our marketing department.

R&D expense

R&D expense decreased approximately $1,228, or 13.4%, to $7,931 for the six months ended April 30, 2009 as compared to $9,159 for the same prior year period.  Our R&D expense is distributed among all of our product lines, as we have continued to invest in new product development.

The decrease in R&D expenses can mostly be attributed to net decreases of approximately $1,000 at our foreign subsidiaries due to the strengthening of the U.S. dollar.  The same prior year period included additional patent costs related to patent filings and approvals for several new and innovative products that were introduced at the 2007 Global Gaming Expo and 2007 International Casino Exhibition.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense to remain relatively consistent at approximately 10% of total revenues.

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Six Months Ended
	April 30,			April 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)
Gross margin:
Depreciation	$1,415	$1,474	(4.0%)	$3,374	$2,834	19.1%
Amortization	2,606	2,914	(10.6%)	5,151	5,883	(12.4%)
Total	4,021	4,388	(8.4%)	8,525	8,717	(2.2%)

Operating expenses:
Depreciation	669	664	0.8%	1,222	1,373	(11.0%)
Amortization	822	795	3.4%	1,480	1,446	2.4%
Total	1,491	1,459	2.2%	2,702	2,819	(4.2%)

Total:
Depreciation	2,084	2,138	(2.5%)	4,596	4,207	9.2%
Amortization	3,428	3,709	(7.6%)	6,631	7,329	(9.5%)
Total	$5,512	$5,847	(5.7%)	$11,227	$11,536	(2.7%)

Three months ended April 30, 2009 compared to April 30, 2008

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships.  Depreciation and amortization expenses decreased for the three months ended April 30, 2009, as compared to the same prior year period.

Depreciation and amortization included in gross margin decreased $367, or 8.4%, to $4,021 for the three months ended April 30, 2009, as compared to $4,388 for the same prior year period. The marginal decrease in gross margin depreciation is primarily due to the timing of some older-generation shufflers becoming fully depreciated in the quarter.  Decreased amortization in gross margin is primarily attributable to our method of amortizing certain of our intangible assets based upon revenue projections.  Beginning fiscal 2009, the amortization relating to the intangible assets associated with the one2six® and Easy Chipper C® began decreasing in proportion to the related projected revenue from the utilization of the intangible assets.  In addition, decreased gross margin amortization is due to the strengthening of the U.S. dollar related to amortization at our foreign subsidiaries.

Depreciation and amortization included in operating expenses marginally increased $32, or 2.2%, to $1,491, for the three months ended April 30, 2009, as compared to $1,459 for the same prior year period.

Six months ended April 30, 2009 compared to April 30, 2008

Depreciation and amortization expenses decreased for the six months ended April 30, 2009, as compared to the same prior year period.

Depreciation and amortization included in gross margin decreased $192, or 2.2%, to $8,525 for the six months ended April 30, 2009, as compared to $8,717 for the same prior year period.  Increased depreciation in gross margin is attributable to increases in leased assets consistent with our lease strategy.  Decreased amortization in gross margin is primarily attributable to our method of amortizing certain of our intangible assets based upon revenue projections.  Beginning fiscal 2009, the amortization relating to the intangible assets associated with the one2six® and Easy Chipper C® began decreasing in proportion to the related projected revenue from the utilization of the intangible assets.  In addition, decreased gross margin amortization is due to the strengthening of the U.S. dollar related to amortization at our foreign subsidiaries.

Depreciation and amortization included in operating expenses decreased $117, or 4.2%, to $2,702, for the six months ended April 30, 2009, as compared to $2,819 for the same prior year period.

SEGMENT OPERATING RESULTS
(In thousands, except units and per unit/seat amounts)

Utility Segment Operating Results

Three months ended April 30, 2009 compared to April 30, 2008

	Three Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit amounts)
Utility Segment Revenue:
Lease	$7,558	$6,911	$647	9.4%
Sales - Shuffler	9,882	10,744	(862)	(8.0)
Sales - Chipper	65	1,367	(1,302)	(95.2)
Service	1,764	1,643	121	7.4
Other	717	1,188	(471)	(39.6)
Total sales and service	12,428	14,942	(2,514)	(16.8)
Total Utility segment revenue	$19,986	$21,853	$(1,867)	(8.5)
Utility segment gross profit	$11,956	$12,303	$(347)	(2.8)
Utility segment gross margin	59.8%	56.3%
Utility segment operating income	$9,693	$9,588	$105	1.1
Utility segment operating margin	48.5%	43.9%
Shuffler Installed Base (end of quarter):
Lease units, end of quarter	5,565	5,354	211	3.9
Sold units, inception-to-date
Beginning of quarter	23,010	20,703	2,307	11.1
Sold during quarter	672	743	(71)	(9.6)
Less trade-ins and exchanges	(101)	(20)	(81)	(405.0)
Sold units, end of quarter	23,581	21,426	2,155	10.1
Total shuffler installed base	29,146	26,780	2,366	8.8

Chipper Installed Base (end of quarter):
Lease units, end of quarter	24	22	2	9.1
Sold units, inception-to-date
Beginning of quarter	908	759	149	19.6
Sold during quarter	4	57	(53)	(93.0)
Sold units, end of quarter	912	816	96	11.8
Total chipper installed base	936	838	98	11.7%

Utility segment revenue decreased $1,867, or 8.5%, to $19,986 for the three months ended April 30 2009, as compared to $21,853 for the same prior year period.  The decrease in Utility segment revenue can be attributed primarily to decreases in chipper and shuffler sales revenue as well as other revenue.  Our European market for Utility products has seen significant downturns in the current period.  Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of a smoking ban in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

The $647, or 9.4%, increase in Utility lease revenue for the three months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler lease revenue of $628, or 9.2%, as a result of increases in leased units and average lease prices.

●
A net increase of 211, or 3.9%, of leased shuffler units to 5,565 from 5,354, which is consistent with our continued emphasis on leasing versus selling, predominantly in the United States.  The increase was predominantly attributable to increased leased units of our i-Deal™, MD2® and one2six® shufflers.

●
An increase in shuffler average monthly lease price to approximately $450 from approximately $430. The increase was largely attributable to increased lease pricing for the i-Deal™ and MD2® shufflers.  These improved lease prices are a direct correlation to the improved “utility” or cost savings the products provide to our customers.

The $862 decrease in shuffler sales revenue for the three months ended April 30, 2009 compared to the same prior year period primarily relates to:

●	A decrease of 71 shuffler units sold to 672 units for the three months ended April 30, 2009 compared to the same prior year period.

●
Offset by an increase in the average sales price of our shufflers to approximately $14,700 for the three months ended April 30, 2009 from approximately $14,500 for the same prior year period. This increase primarily reflects the strength of our newer shuffler products such as our i-Deal™ and MD2® shufflers.

The $1,302, or 95.2%, decrease in chipper sales revenue for the three months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	A net decrease of 53, or 93.0%, of sold chipper units to 4 from 57. Approximately half of the prior year volume was driven by a single large sale to a South American distributor.

●
A decrease in chipper average sales price to approximately $16,300 from approximately $24,000, driven primarily by heightened price competition in Europe and sales in the current period of refurbished units at lower prices.

The $121, or 7.4%, increase in service revenue for the three months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler service contracts of $98, or 6.0%, which relate to previously sold shufflers.

The $471 decrease in Utility other revenue reflects a single large sale of parts and peripherals by Stargames in the prior year period.

Utility gross profit decreased $347, or 2.8%, to $11,956 for the three months ended April 30, 2009 compared to $12,303 for the same prior year period.  Utility gross margin increased 3.5%, to 59.8% for the three months ended April 30, 2009 compared to 56.3% for the same prior year period.  The decrease in gross profit primarily related to the following:

●	The continued reduction in shuffler and chipper sales referred to above, consistent with our emphasis on leasing versus selling predominantly in the United States and the downturn in European sales.

●	Introductory lease pricing on new products, such as our i-Deal™ shuffler.

The increase in gross margin primarily related to the following:

●	The proportionate increase in the amount of lease revenue to total Utility revenue. Lease revenues typically generate a higher margin than sales revenues.

●	A decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $1,146 for the three months ended April 30, 2009 compared to $1,458 for the same prior year period.

Utility operating income increased $105, or 1.1%, to $9,693 for the three months ended April 30, 2009 compared to $9,588 for the same prior year period.  Utility operating margin also increased 4.6%, to 48.5% for the three months ended April 30, 2009 as compared to 43.9% for the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

●	Proportionate decreases in R&D, legal and sales commission costs attributable to the Utility segment.

Utility Segment Operating Results

Six months ended April 30, 2009 compared to April 30, 2008

	Six Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit amounts)
Utility Segment Revenue:
Lease	$15,011	$13,735	$1,276	9.3%
Sales - Shuffler	14,947	17,687	(2,740)	(15.5)
Sales - Chipper	798	2,244	(1,446)	(64.4)
Service	3,516	3,173	343	10.8
Other	1,465	2,531	(1,066)	(42.1)
Total sales and service	20,726	25,635	(4,909)	(19.1)
Total Utility segment revenue	$35,737	$39,370	$(3,633)	(9.2)
Utility segment gross profit	$20,484	$22,909	$(2,425)	(10.6)
Utility segment gross margin	57.3%	58.2%
Utility segment operating income	$16,564	$17,545	$(981)	(5.6)
Utility segment operating margin	46.3%	44.6%
Shuffler Installed Base (end of period):
Lease units, end of period	5,565	5,354	211	3.9
Sold units, inception-to-date
Beginning of period	22,762	20,396	2,366	11.6
Sold during period	1,000	1,241	(241)	(19.4)
Less trade-ins and exchanges	(181)	(211)	30	14.2
Sold units, end of period	23,581	21,426	2,155	10.1
Total shuffler installed base	29,146	26,780	2,366	8.8

Chipper Installed Base (end of period):
Lease units, end of period	24	22	2	9.1
Sold units, inception-to-date
Beginning of period	875	721	154	21.4
Sold during period	37	95	(58)	(61.1)
Sold units, end of period	912	816	96	11.8
Total chipper installed base	936	838	98	11.7%

Utility segment revenue decreased $3,633, or 9.2%, to $35,737 for the six months ended April 30, 2009, as compared to $39,370 for the same prior year period.  The decrease in Utility segment revenue can be attributed primarily to decreases in shuffler and chipper sales revenue as well as other revenue.  Our European market for Utility products has seen significant downturns in the current period.  Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of a smoking ban in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

The $1,276, or 9.3%, increase in Utility lease revenue for the six months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler lease revenue of $1,261, or 9.3%, as a result of increases in leased units and average lease pricing.

●
A net increase of 211, or 3.9%, of leased shuffler units to 5,565 from 5,354, which is consistent with our continued emphasis on leasing versus selling.  The increase was predominantly attributable to increased leased units of our i-Deal™, MD2® and one2six® shufflers.

●
An increase in shuffler average monthly lease price to approximately $450 from approximately $430. The increase was largely attributable to increased lease pricing for the i-Deal™ and MD2® shufflers.  These improved lease prices are a direct correlation to the improved “utility” or cost savings the products provide to our customers.

The $2,740 decrease in shuffler sales revenue for the six months ended April 30, 2009 compared to the same prior year period primarily relates to:

●	A decrease of 241 shuffler units sold to 1,000 units for the six months ended April 30, 2009 compared to the same prior year period.

●
Offsetting the decline in sold shuffler units was an increase in the average sales price of our shufflers to approximately $14,900 for the six months ended April 30, 2009 from approximately $14,300 for the same prior year period. This increase reflects the higher sales price of our newer shuffler models.

●
A decrease in conversions from leased shufflers to sold shufflers to 64 units for the six months ended April 30, 2009 compared to 139 units for the same prior year period, reflecting our continued emphasis on leasing versus selling.

The $1,446, or 64.4%, decrease in chipper sales revenue for the six months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	A net decrease of 58, or 61.1%, of sold chipper units to 37 from 95.

●
A decrease in chipper average sales price to approximately $21,600 from approximately $23,600, driven primarily by introductory pricing on a sale of 22 Easy Chipper C® units to a large customer in South Africa, as well as heightened price competition in Europe and sales of refurbished units at lower prices.

The $343, or 10.8%, increase in service revenue for the six months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler service contracts of $298, or 9.5%, which relate to previously sold shufflers.

The $1,066 decrease in Utility other revenue reflects two large sales of parts and peripherals in the prior year period.

Utility gross profit decreased $2,425, or 10.6%, to $20,484 for the six months ended April 30, 2009 compared to $22,909 for the same prior year period.  Utility gross margin decreased 0.9%, to 57.3% for the six months ended April 30, 2009 compared to 58.2% for the same prior year period.  These decreases in both gross profit and gross margin primarily related to the following:

●	The continued reduction in shuffler and chipper sales referred to above, consistent with our emphasis on leasing versus selling, predominantly in the United States and the downturn in European sales.

●	Introductory lease pricing on new products, such as our i-Deal™ shuffler.

●	The continued reduction in leased shuffler conversions referred to above. Conversions traditionally generate higher gross margins.

●	Offset by the proportionate increase in the amount of lease revenue to total Utility revenue. Lease revenue typically generates a higher margin than sales revenue.

●
Offset by a decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $2,309 for the six months ended April 30, 2009 compared to $2,855 for the same prior year period.

Utility operating income decreased $981, or 5.6%, to $16,564 for the six months ended April 30, 2009 compared to $17,545 for the same prior year period.  Utility operating margin increased 1.7%, to 46.3% for the six months ended April 30, 2009 as compared to 44.6% for the same prior year period.  The decrease in operating income primarily related to the following:

●	The same factors that caused the reductions in gross profit and gross margin as noted above.

The increase in operating margin primarily related to the following:

●	Proportionate decreases in R&D, legal and sales commission costs attributable to the Utility segment.

Proprietary Table Games Segment Operating Results

Three months ended April 30, 2009 compared to April 30, 2008

	Three Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit amounts)

PTG segment revenue:
Royalties and leases	$8,385	$8,150	$235	2.9%
Sales	321	1,488	(1,167)	(78.4)
Service	47	79	(32)	(40.5)
Other	99	59	40	67.8
Total sales and service revenue	467	1,626	(1,159)	(71.3)
Total PTG segment revenue	$8,852	$9,776	$(924)	(9.5)
PTG segment gross profit	$7,173	$8,585	$(1,412)	(16.4)
PTG segment gross margin	81.0%	87.8%
PTG segment operating income	$6,286	$7,609	$(1,323)	(17.4)
PTG segment operating margin	71.0%	77.8%
PTG installed base (end of quarter):
Royalty units, end of quarter	3,867	4,082	(215)	(5.3)
Sold units, inception-to-date
Beginning of quarter	1,609	1,460	149	10.2
Sold during quarter	90	66	24	36.4
Sold units, end of quarter	1,699	1,526	173	11.3
Total installed base	5,566	5,608	(42)	(0.7)

Table game bonusing add-ons, end of period	647	479	168	35.1%

Total PTG segment revenue decreased $924, or 9.5%, to $8,852 for the three months ended April 30, 2009 compared to $9,776 for the same prior year period.  The PTG segment revenue decrease was primarily due to the decrease in PTG sales revenue, primarily from reduced unit sales of Three Card Poker® and Fortune Pai Gow Poker®. These decreases were partially offset by an increase in PTG royalty and lease revenue.

The $235, or 2.9%, increase in PTG royalty and lease revenue for the three months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase of $278, or 4.9%, to $5,951 from $5,673 related to new placements of our premium table games, primarily Ultimate Texas Hold’em®.

●
An increase in PTG average monthly lease price to approximately $720 from $670, predominantly attributable to strong performance by Caribbean Stud®, Texas Hold’ Em Bonus, and progressives and side bets (“table game bonusing add-ons”)`.

●
A net increase of $219, or 142.2%, in table game bonusing add-ons, predominantly related to the increase in our Fortune Pai Gow Poker® Progressive table game, without a corresponding increase in units.

The $1,167, or 78.4%, decrease in PTG sales revenue for the three months ended April 30, 2009 compared to the same prior year period can be directly attributed to:

●
A net decrease of 13, or 76.5%, of sold premium table units, comprised primarily of decreased sales of our Three Card Poker® table games, combined with a reduction of 39, or 84.8%, of sold Fortune Pai Gow Poker® table games.  These decreases in sales are consistent with our continued emphasis on leasing versus selling.

●
A decrease in PTG average sales price to approximately $3,600 from approximately $22,500, resulting from the sale of side bet lifetime licenses.  Excluding this sale, our average sales price would have been approximately $18,000, down from the prior year quarter due to a shift in product sales mix.

PTG gross profit decreased $1,412, or 16.4%, to $7,173 for the three months ended April 30, 2009 as compared to $8,585 for the same prior year period.   PTG gross margin decreased 6.8%, to 81.0% for the three months ended April 30, 2009 compared to 87.8% for the same prior year period.  The decreases in gross profit and gross margin were a result of the following:

●	The overall decrease in PTG sales revenue noted above. Table games lifetime license sales typically drive higher initial gross profits.

●	Gross margins were negatively impacted by declining total revenues on a substantially fixed amount of amortization expense.

PTG operating income decreased $1,323, or 17.4%, to $6,286 for the three months ended April 30, 2009 as compared to $7,609 for the same prior year period.  PTG operating margin also decreased 6.8% to 71.0% for the three months ended April 30, 2009 as compared to 77.8% for the same prior year period.  These decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

Proprietary Table Games Segment Operating Results

Six months ended April 30, 2009 compared to April 30, 2008

	Six Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit amounts)

PTG segment revenue:
Royalties and leases	$16,843	$16,235	$608	3.7%
Sales	851	2,332	(1,481)	(63.5)
Service	90	147	(57)	(38.8)
Other	729	219	510	232.9
Total sales and service revenue	1,670	2,698	(1,028)	(38.1)
Total PTG segment revenue	$18,513	$18,933	$(420)	(2.2)
PTG segment gross profit	$15,218	$15,753	$(535)	(3.4)
PTG segment gross margin	82.2%	83.2%
PTG segment operating income	$13,549	$14,105	$(556)	(3.9)
PTG segment operating margin	73.2%	74.5%
PTG installed base (end of period):
Royalty units, end of period	3,867	4,082	(215)	(5.3)
Sold units, inception-to-date
Beginning of period	1,591	1,437	154	10.7
Sold during period	108	89	19	21.3
Sold units, end of period	1,699	1,526	173	11.3
Total installed base	5,566	5,608	(42)	(0.7)

Table game bonusing add-ons, end of period	647	479	168	35.1%

Total PTG segment revenue decreased $420, or 2.2%, to $18,513 for the six months ended April 30, 2009 compared to $18,933 for the same prior year period.  The PTG segment revenue decrease was primarily due to a decrease in PTG sales revenue, offset by an increase in PTG royalty and lease revenue and increased net revenue from our Three Card Poker® World Championship Tournament.

The $608, or 3.7%, increase in PTG royalty and lease revenue for the six months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	An increase of $667, or 5.9%, to $11,921 from $11,254 related to growth in our premium table games, primarily Ultimate Texas Hold’em®.

●	A net increase of $512, or 265.3%, in table game bonusing add-ons, predominantly related to the increase in our Fortune Pai Gow Poker® Progressive table game.

●
An increase in PTG average monthly lease price to approximately $730 from $660, predominantly attributable to strong performance by Caribbean Stud®, Texas Hold’ Em Bonus, and table game bonusing add-ons.

The $1,481, or 63.5%, decrease in PTG sales revenue for the six months ended April 30, 2009 compared to the same prior year period can be directly attributed to:

●
A net decrease of 19, or 67.9%, of sold premium table game units to 9 from 28, comprised primarily of decreases of our Three Card Poker® table games.  This decrease in sales is consistent with our continued emphasis on leasing versus selling.

●
A decrease in PTG average sales price to approximately $7,900 from approximately $26,200, resulting from the sale of side bet lifetime licenses.  Excluding this sale, our average sales price would have been approximately $25,100, down from the prior quarter due to a shift in product sales mix.

The $510 increase in PTG other revenue for the six months ended April 30, 2009 compared to the same prior year period can be attributed to:

●	An increase in net revenue from our Three Card Poker® World Championship Tournament to approximately $580 from $130.

PTG gross profit decreased $535, or 3.4%, to $15,218 for the six months ended April 30, 2009 as compared to $15,753 for the same prior year period.   PTG gross margin decreased 1.0%, to 82.2% for the six months ended April 30, 2009 compared to 83.2% for the same prior year period.  The decreases in gross profit and gross margin were a result of the following:

●	The overall decrease in PTG sales revenue noted above. Table games lifetime license sales typically drive higher initial gross profits.

●	Gross margins were negatively impacted by declining total revenues on a substantially fixed amount of amortization expense.

PTG operating income decreased $556, or 3.9%, to $13,549 for the six months ended April 30, 2009 as compared to $14,105 for the same prior year period.  PTG operating margin also decreased 1.3% to 73.2% for the six months ended April 30, 2009 as compared to 74.5% for the same prior year period.  These decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

Electronic Table Systems Segment Operating Results

Three months ended April 30, 2009 compared to April 30, 2008

	Three Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for seats and per seat amounts)

ETS segment revenue:
Royalties and leases	$2,659	$2,323	$336	14.5%
Sales	2,456	3,702	(1,246)	(33.7)
Service	115	128	(13)	(10.2)
Other	500	519	(19)	(3.7)
Total sales and service revenue	3,071	4,349	(1,278)	(29.4)
Total ETS segment revenue	$5,730	$6,672	$(942)	(14.1)
ETS segment gross profit	$1,835	$3,407	$(1,572)	(46.1)
ETS segment gross margin	32.0%	51.1%
ETS segment operating income	$538	$1,811	$(1,273)	(70.3)
ETS segment operating margin	9.4%	27.1%
ETS installed base (end of quarter):
Lease seats, end of quarter	1,668	1,268	400	31.5
Sold seats, inception-to-date
Beginning of quarter	5,837	5,154	683	13.3
Sold during quarter	146	178	(32)	(18.0)
Sold seats, end of quarter	5,983	5,332	651	12.2
Total installed base	7,651	6,600	1,051	15.9%

Total ETS segment revenue decreased $942, or 14.1%, to $5,730 for the three months ended April 30, 2009 compared to $6,672 for the same prior year period.  The ETS segment revenue decrease was primarily due to decreases in ETS sales revenue.  This decrease was partially offset by an increase in ETS royalty and lease revenue, consistent with our continued focus on leasing versus selling, predominantly in the United States.

The $1,246, or 33.7%, decrease in ETS sales revenue for the three months ended April 30, 2009 compared to the same prior year period primarily reflects:

●	A decrease of 32, or 18.0%, ETS sold seats to 146 from 178, related to a decrease of Table Master™ seats sold in the United States, as well as a decrease in Vegas Star® seats sold in Australia.

●
A decrease in the average ETS sales price per seat to approximately $16,800 from approximately $20,800.  The decrease in average sales price was driven primarily by discounting of new unit sales.  Additionally, average sales prices of Vegas Star® units in Australia were adversely affected by sales of refurbished units at reduced prices.

The $336, or 14.5%, increase in ETS lease and royalty revenue for the three months ended April 30, 2009 compared to the same prior year period, primarily reflects:

●
A net increase of 400, or 31.5%, of ETS seats on lease.  This increase was primarily attributable to Table Master™ seats on lease.   These additions were led by our proprietary game titles such as Royal Match 21®, Three Card Poker® and Ultimate Texas Hold’em®.

●
Offset by a decrease in ETS average monthly lease price to approximately $530 from approximately $610. The decrease was predominantly attributable to declining volume of units on participation and new placements in markets where we are competing with live table games.

ETS gross profit decreased $1,572, or 46.1%, to $1,835 for the three months ended April 30, 2009 compared to $3,407 for the same prior year period.  ETS gross margin also decreased 19.1% to 32.0% for the three months ended April 30, 2009 compared to 51.1% for the same prior year period. The ETS segment is burdened with substantial amounts of fixed amortization, which can have a large impact on gross margin depending on total revenue.  Accordingly, gross margin can vary materially from period to period.  The amount of this amortization, which fluctuates in U.S. dollars depending on the foreign currency translation rates, totaled $356 in the three months ended April 30, 2009 as compared to $495 in the same prior year period. Despite the beneficial effect of the decreased amortization, the decreases in both gross profit and gross margin primarily related to the following:

●	The overall decrease in revenues as noted above, on a proportionately fixed amount of amortization.

●	The decrease in sold units, which typically drive a higher initial gross profit than leased units.

●	The sales of refurbished units at reduced prices and reduced margins.

●	Slightly offset by the $139 decrease in the U.S. dollar amount of amortization noted above, caused by foreign exchange rate fluctuations in the Australian dollar.

ETS operating income decreased $1,273, or 70.3%, to $538 for the three months ended April 30, 2009 compared to $1,811 for the same prior year period.  ETS operating margin also decreased 17.7% to 9.4% for the three months ended April 30, 2009 compared to 27.1% for the same prior year period.  The decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

●	Offset by a decrease of $371, or 68.8%, in the amount of R&D cost attributable to the ETS segment in Australia.

Electronic Table Systems Segment Operating Results

Six months ended April 30, 2009 compared to April 30, 2008

	Six Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for seatsand per seat amounts)

ETS segment revenue:
Royalties and leases	$5,105	$4,433	$672	15.2%
Sales	3,507	6,343	(2,836)	(44.7)
Service	276	263	13	4.9
Other	811	1,171	(360)	(30.7)
Total sales and service revenue	4,594	7,777	(3,183)	(40.9)
Total ETS segment revenue	$9,699	$12,210	$(2,511)	(20.6)
ETS segment gross profit	$3,395	$5,697	$(2,302)	(40.4)
ETS segment gross margin	35.0%	46.7%
ETS segment operating income	$685	$2,100	$(1,415)	(67.4)
ETS segment operating margin	7.1%	17.2%
ETS installed base (end of period):
Lease seats, end of period	1,668	1,268	400	31.5
Sold seats, inception-to-date
Beginning of period	5,780	5,040	740	14.7
Sold during period	203	292	(89)	(30.5)
Sold seats, end of period	5,983	5,332	651	12.2
Total installed base	7,651	6,600	1,051	15.9%

Total ETS segment revenue decreased $2,511, or 20.6%, to $9,699 for the six months ended April 30, 2009 compared to $12,210 for the same prior year period.  The ETS segment revenue decrease was primarily due to decreases in ETS sales revenue, and to a lesser extent, the decreases in service and other revenue.  This decrease was partially offset by an increase in ETS royalty and lease revenue, consistent with our continued focus on leasing versus selling, predominantly in the United States.

The $2,836, or 44.7%, decrease in ETS sales revenue for the six months ended April 30, 2009 compared to the same prior year period primarily reflects:

●
A decrease of 89, or 30.5%, ETS sold seats to 203 from 292, predominantly related to decreases of Vegas Star® and Rapid Roulette® sold seats in Australia, and to a lesser extent related to decreased sales of Table Master™ seats in the United States.

●
A decrease in the average ETS sales price per seat to approximately $17,300 from approximately $21,700.  The decrease in average sales price was driven primarily by discounting of new unit sales.  Average sales prices of Vegas Star® units in Australia were adversely affected by a sale of refurbished units at reduced prices.

The $672, or 15.2%, increase in ETS lease and royalty revenue for the six months ended April 30, 2009 compared to the same prior year period, primarily reflects:

●
A net increase of 400, or 31.5%, of ETS seats on lease.  This increase was primarily attributable to Table Master™ seats on lease.  These additions were led by our proprietary game titles such as Royal Match 21®, Three Card Poker® and Ultimate Texas Hold’em®.

●
Offset by a decrease in ETS average monthly lease price to approximately $510 from approximately $580.  The decrease was predominantly attributable to declining volume on units on participation and new placements in markets where we are competing with live table games.

ETS gross profit decreased $2,302, or 40.4%, to $3,395 for the six months ended April 30, 2009 compared to $5,697 for the same prior year period.  ETS gross margin also decreased 11.7% to 35.0% for the six months ended April 30, 2009 compared to 46.7% for the same prior year period. The ETS segment is burdened with substantial amounts of fixed amortization, which can have a large impact on gross margin depending on total revenue.  Accordingly, gross margin can vary materially from period to period.  The amount of this amortization, which fluctuates in U.S. dollars depending on the foreign currency translation rates, totaled $722 in the six months ended April 30, 2009 as compared to $981 in the same prior year period. Despite the beneficial effect of the decreased amortization, the decreases in both gross profit and gross margin primarily related to the following:

●	The overall decrease in revenues as noted above, on a proportionately fixed amount of amortization.

●	The decrease in sold units, which typically drive a higher initial gross profit than leased units.

●	The sales of refurbished units at reduced prices and reduced margins.

●	Slightly offset by the $259 decrease in the U.S. dollar amount of amortization noted above, caused by foreign exchange rate fluctuations in the Australian dollar.

ETS operating income decreased $1,415, or 67.4%, to $685 for the six months ended April 30, 2009 compared to $2,100 for the same prior year period.  ETS operating margin also decreased 10.1% to 7.1% for the three months ended April 30, 2009 compared to 17.2% for the same prior year period.  The decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

●	Offset by a decrease of $830, or 63.1%, in the amount of R&D cost attributable to the ETS segment in Australia.

Electronic Gaming Machines Segment Operating Results

Three months ended April 30, 2009 compared to April 30, 2008

	Three Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for seats and per seat amounts)

EGM segment revenue:
Sales	$8,500	8,288	212	2.6%
Other	2,204	2,395	(191)	(8.0)
Total sales and service revenue	10,704	10,683	21	0.2
Total EGM segment revenue	$10,704	$10,683	$21	0.2
EGM segment gross profit	$4,763	$5,186	$(423)	(8.2)
EGM segment gross margin	44.5%	48.5%
EGM segment operating income	$3,068	$3,051	$17	0.6
EGM segment operating margin	28.7%	28.6%
EGM installed base (end of quarter):
Sold seats, inception-to-date
Beginning of quarter	21,653	19,269	2,384	12.4
Sold during quarter	742	550	192	34.9
Sold seats, end of quarter	22,395	19,819	2,576	13.0
Total installed base	22,395	19,819	2,576	13.0%

Total EGM segment revenue increased $21, or 0.2%, to $10,704 for the three months ended April 30, 2009 compared to $10,683 for the same prior year period.  Though apparently small in U.S. dollars, this increase was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.   Sales revenue in Australian dollars increased approximately 38% over the prior year period.  The EGM segment revenue increase was primarily due to an increase in the number of EGM units sold.

A $212, or 2.6%, increase in EGM sales revenue for the three months ended April 30, 2009 compared to the same prior year period is primarily attributable to:

●	An increase of 34.9% in the number of units sold, to 742 from 550 in the prior year period.

●
Offset by a decrease in the average sales price to approximately $11,500 from approximately $15,100.  The decrease in average sales price was driven primarily by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  The average sales price in Australian dollars increased approximately two percent over the prior year period.  An additional contributing factor was the sale of approximately 60 refurbished units at a discounted sales price.

The $191, or 8.0%, decrease in EGM other revenue for the three months ended January 31, 2009 compared to the same prior year period can be directly attributable to:

●
A decrease of $865, or 47.6%, to $951 from $1,816 of parts and other peripheral sales related to previously sold EGM seats.  This was driven partially by the inclusion of certain peripherals in new units at no charge in the current period, whereas these units have historically been billed separately.

●	Partially offset by an increase of $674, or 116.4%, to $1,253 from $579 of EGM conversion kits sales.

EGM gross profit decreased $423, or 8.2%, to $4,763 for the three months ended April 30, 2009 compared to $5,186 for the same prior year period.  EGM gross margin also decreased 4.0% to 44.5% for the three months ended April 30, 2009 compared to 48.5% for the same prior year period.  The decreases in both gross profit and gross margin primarily related to the following:

●	The decreased margin on peripheral sales, due to the inclusion of parts at no charge in new units that have previously been billed separately, as noted above.

●	The sales of refurbished units at discounted sales prices and decreased margins, as noted above.

EGM operating income increased $17, or 0.6%, to $3,068 for the three months ended April 30, 2009 compared to $3,051 for the same prior year period.  EGM operating margin also increased 0.1% to 28.7% for the three months ended April 30, 2009 compared to 28.6% for the same prior year period.  The increases in both operating income and operating margin primarily related to the following:

●
A decrease of $436, or 20.9%, in the amount of R&D cost attributable to the EGM segment in Australia.  This reduction was driven by the fluctuations in the exchange rate between the Australian dollar and the U.S. dollar referred to above.  The cost in Australian dollars increased approximately ten percent over the prior year period.

Electronic Gaming Machines Segment Operating Results

Six months ended April 30, 2009 compared to April 30, 2008

	Six Months Ended
	April 30,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for seats and per seat amounts)

EGM segment revenue:
Sales	$12,369	11,918	451	3.8%
Other	3,420	4,406	(986)	(22.4)
Total sales and service revenue	15,789	16,324	(535)	(3.3)
Total EGM segment revenue	$15,789	$16,324	$(535)	(3.3)
EGM segment gross profit	$7,185	$7,067	$118	1.7
EGM segment gross margin	45.5%	43.3%
EGM segment operating income	$4,064	$3,190	$874	27.4
EGM segment operating margin	25.7%	19.5%
EGM installed base (end of period):
Sold seats, inception-to-date
Beginning of period	21,321	18,995	2,326	12.2
Sold during period	1,074	824	250	30.3
Sold seats, end of period	22,395	19,819	2,576	13.0
Total installed base	22,395	19,819	2,576	13.0%

Total EGM segment revenue decreased $535, or 3.3%, to $15,789 for the six months ended April 30, 2009 compared to $16,324 for the same prior year period. ..  This decrease was driven primarily by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.   Sales revenue in Australian dollars increased approximately 33% over the prior year period.  This increase was partially offset by a decrease in EGM parts and other revenue.

A $451, or 3.8%, increase in EGM sales revenue for the six months ended April 30, 2009 compared to the same prior year period is primarily attributable to:

●	An increase of 30.3% in the number of units sold, to 1,074 from 824 in the prior year period.

●
Slightly offset by a decrease in the average sales price to approximately $11,500 from approximately $14,500.  The decrease in average sales price was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  The average sales price in Australian dollars increased approximately two percent over the prior year period.

The $986, or 22.4%, decrease in EGM other revenue for the six months ended April 30, 2009 compared to the same prior year period can be directly attributable to:

●	A decrease of $1,738, or 53.1%, to $1,538 from $3,276 of parts and other peripheral sales related to previously sold EGM seats.

●	Partially offset by an increase of $752, or 66.5%, to $1,882 from $1,130 of EGM conversion kit sales.

EGM gross profit increased $118, or 1.7%, to $7,185 for the six months ended April 30, 2009 compared to $7,067 for the same prior year period.  EGM gross margin also increased 2.2% to 45.5% for the six months ended April 30, 2009 compared to 43.3% for the same prior year period.  The increases in both gross profit and gross margin primarily related to the following:

●	Increased efficiencies in our production process which resulted in decreased manufacturing costs at Stargames.

●	Offset by the factors that drove decreased margins in the three months ended April 30, 2009, as noted above.

EGM operating income increased $874, or 27.4%, to $4,064 for the six months ended April 30, 2009 compared to $3,190 for the same prior year period.  EGM operating margin also increased 6.2% to 25.7% for the six months ended April 30, 2009 compared to 19.5% for the same prior year period.  The increases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the increases in gross profit and gross margin referred to above.

●
A decrease of $732, or 19.5%, in the amount of R&D cost attributable to the EGM segment in Australia.  This reduction was driven by the fluctuations in the exchange rate between the Australian dollar and the U.S. dollar referred to above.  The cost in Australian dollars increased approximately ten percent over the prior year period.

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

See Note 5 for a detailed discussion on our liquidity and capital resources as of April 30, 2009.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30,	October 31,	Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$14,902	$5,374	$9,528	177.3%
Working capital	$59,266	$7,739	$51,527	665.8%
Current ratio	3.1 : 1	1.1 : 1	2.0	181.8%

The changes in our working capital and current ratio as of April 30, 2009 compared with October 31, 2008 primarily relate to the purchase of $10,000 of our outstanding Notes in December 2008, the purchase of $30,250 of our remaining outstanding Notes in April 2009, borrowings on our Revolver, which are classified as long term, increased cash and cash equivalents of $9,528, increased inventory and a reduction in our accounts payable and accrued liabilities.

CASH FLOWS SUMMARY

	Six Months Ended
	April 30,		Provided	Percentage
	2009	2008	(Used)	Change
	(In thousands)

Operations	$19,097	$25,360	$(6,263)	(24.7%)
Investing	(2,227)	(7,263)	5,036	69.3%
Financing	(7,681)	(13,453)	5,772	42.9%
Effects of exchange rates	339	315	24	7.6%
Net change	$9,528	$4,959	$4,569	92.1%

Capital expenditures

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Six Months Ended
	April 30,		Provided	Percentage
	2009	2008	(Used)	Change
	(In thousands)

Payments for products leased and held for lease	$(3,480)	$(7,366)	$3,886	52.8%
Purchases of property and equipment	(425)	(1,194)	769	64.4%
Purchases of intangible assets	(3,441)	(810)	(2,631)	(324.8%)
Total capital expenditures	$(7,346)	$(9,370)	$2,024	21.6%

Operations

Cash flows provided by operating activities decreased $6,263, or 24.7%, to $19,097 for the six months ended April 30, 2009 compared to $25,360 for the same prior year period, primarily due to the following:

●	Increased cash used for inventory of $10,293, or 163.9%, to $4,014 for the six months ended April 30, 2009 as compared to reductions in inventory of $6,279 for the same prior year period.

●	Increased cash used for income taxes of $1,969, or 352.9%, to $1,411 for the six months ended April 30, 2009 as compared to cash provided by income taxes of $558 for the same prior year period.

●	Offset by increased cash provided by accounts receivable of $2,515, or 52.5%, to $7,304 for the six months ended April 30, 2009 as compared to $4,789 for the same prior year period.

Investing

Cash flows used for investing activities decreased $5,036, or 69.3%, to $2,227 for the six months ended April 30, 2009 compared  $7,263 for the same prior year period primarily due to the following:

●
Proceeds from the release of our $3,000 cash security, plus interest earned thereon, posted in fiscal 2004 that related to a patent infringement lawsuit with Elixir Gaming.  See Notes 2 and 3 to our condensed consolidated financial statements included in this Form 10-Q.

●
A decrease in cash used for payments for products leased and held for lease of $3,886, or 52.8%, to $3,480 for the six months ended April 30, 2009 as compared to $7,366 for the same prior year period.  This decrease was caused by an overall reduction in the number of new leased ETS units placed within the six months ended April 30, 2009, in addition to lower overall cost associated with new shuffler units placed on lease.

●
Offset by an increase in cash used for purchases of intangible assets of $2,631, or 324.8%, to $3,441 for the six months ended April 30, 2009 as compared to $810 for the same prior year period.  The increase was primarily attributable to the Elixir Gaming asset purchase discussed in Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

Financing

Cash flows used for financing activities decreased $5,772, or 42.9%, to $7,681 for the six months ended April 30, 2009, as compared to $13,453 of cash used for financing activities for the same prior year period primarily due to the following:

●
An increase in cash provided by debt proceeds of $37,852, or 301.7%, to $50,400 for the six months ended April 30, 2009, compared to $12,548 for the same prior year period.  For the six months ended April 30, 2009, debt proceeds principally related to our Revolver, as a result of borrowing on our Revolver to repurchase our outstanding Notes.  For the six months ended April 30, 2008, debt proceeds related to our Revolver, which was used for working capital, capital expenditures and general corporate purposes.

●
Offset by an increase in cash used for debt repayments of $32,058, or 123.3%, to $58,060 for the six months ended April 30, 2009 compared to $26,002 for the same prior year period. For the six months ended April 30, 2009, debt repayments principally related to our Notes in addition to the payment of the remaining liability of Bet Technology, Inc.  For the six months ended April 30, 2008, debt payments related predominantly to repayments on our Revolver in addition to paying off the remaining principal and interest of our ENPAT note payable.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for at least the foreseeable future. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

DEBT, OTHER LONG-TERM LIABILITES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have changed materially from the amounts disclosed in our Form 10-K for the year ended October 31, 2008 with the purchase of $10,000 of our outstanding Notes in December 2008, the purchase of $30,250 of our remaining outstanding Notes in April 2009, the $34,000 draw on our Revolver, the forgiveness of the PGIC TGD minimum consideration and the pay-off of the remaining liability of Bet Technology, Inc.  We do not have material off-balance sheet arrangements. See Note 5 to our condensed consolidated financial statements for further discussion.

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

Interest rate risk. As of April 30, 2009, we had approximately $115,000 of variable rate debt. Assuming a 1% change in the average interest rate as of April 30, 2009, our annual interest cost would change by approximately $1,150.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and six months ended April 30, 2009 and 2008, were the Australian dollar and the Euro.  We net settle inter-company trade balances, which results in the recognition of foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation.”  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2009.  Such conclusions resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated January 14, 2009, and described under "Changes in Internal Control Over Financial Reporting" and remained unremediated as of April 30, 2009.

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

The specific material weakness identified by management as of October 31, 2008, is described as follows:

Our process to track raw materials through the manufacturing process was ineffective resulting in errors in the recorded inventory balance. These errors were not detected timely due to deficiencies in the design and operation of our periodic counting procedures. Although these deficiencies did not result in a material misstatement for the year ended October 31, 2008, the Company’s compensating monitoring controls were not operating at a sufficient level of precision to prevent or timely detect a material misstatement in our inventory for an interim or annual period.

During the quarter ended April 30, 2009, we have completed certain remediation initiatives including, but not limited to:

●	Performed a physical counts of substantially all domestic inventory.

●	Employed additional inventory personnel to further assist in the remediation and monitoring of inventory control deficiencies.

Management has scheduled additional remediation initiatives to be completed in the remainder of fiscal year 2009.  These include, but are not limited to:

●	Provide additional training to the warehouse staff on inventory policies and procedures, including tracking raw materials through the inventory process.

●	Re-design the cycle count process, including the frequency of such counts, focusing on inventory not counted during our period-end close process.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation initiatives with respect to the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2009, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2008, see Notes 12 and 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2008.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2008.  For the six months ended April 30, 2009, there were no additional risk factors other than those discussed below.

Certain market risks may affect our business, results of operations and prospects.  In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices, collectability of receivables and recoverability of residual values on leased assets such as those in certain international markets. Further, some of our customers may experience financial difficulties, possibly as a result of the current downturn in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. Material losses may be incurred in these areas in the future.

In addition, the current economic environment is unprecedented in the last 70 years.  Accordingly, we cannot predict all of the possible ramifications as a result of the present economic situation directly to our business, or as a result of any difficulties which our customers may suffer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of shareholders on March 18, 2009.

(b)
The Company’s shareholders elected Garry Saunders, Louis Castle, Phillip Peckman, John Bailey, William Warner and Timothy Parrott to serve as directors of the Company until the next annual meeting of the Company.  Although Mr. Khatchig Zaven “Chris” Philibbosian received enough votes to be elected as a director, he previously resigned from the Board for personal reasons on February 10, 2009, and with his resignation in effect, Mr. Philibbosian will not be serving as a director.  As a result, there is a vacancy on the Board.  Mr. Philibbosian’s resignation was not due to any disagreement with the Company’s operations, policies, practices or financial statements.  Voting was as follows:

Directors	Number of Shares Voted for	Number of Shares Withheld
Garry W. Saunders	36,007,602	12,309,334
Louis Castle	37,028,110	11,288,826
Phillip C. Peckman	36,621,021	11,695,915
John R. Bailey	37,038,114	11,278,822
William Warner	43,908,440	4,408,495
Khatchig Zaven “Chris” Philibbosian	45,374,437	2,942,499
Timothy J. Parrott	47,318,745	998,191

(c)
At the meeting,  shareholders also approved an amendment to the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) to increase the number of available shares of common stock from 2,700,000 to 5,200,000, in addition to other related technical changes.

The number of shares voted for the plan amendment totaled 30,781,075 with 9,072,231 shares voted against, 26,848 shares abstaining and 8,436,782 broker non-votes.

(d)
At the meeting, shareholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accountant for the fiscal year ending October 31, 2009.  The number of shares voted for the appointment totaled 46,826,684 with 1,019,526 shares voted against and 470,726 shares abstaining.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment to the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC. (Registrant)
Date: June 9, 2009 /s/ TIMOTHY J. PARROTT
Timothy J. Parrott Chief Executive Officer (Principal Executive Officer) /s/ COREEN SAWDON
Coreen Sawdon Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (Principal Accounting Officer)