Form 10-Q
period 2009-07-31
SHUFFLE MASTER INC
filed 2009-09-09
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR
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

As of September 8, 2009, there were 53,620,123 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2009

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue:
Product leases and royalties	$19,155	$18,286	$56,125	$52,689
Product sales and service	25,894	31,163	68,687	83,597
Other	17	43	46	106
Total revenue	45,066	49,492	124,858	136,392
Costs and expenses:
Cost of leases and royalties	6,281	5,640	17,983	16,239
Cost of sales and service	11,414	14,721	33,245	39,986
Gross profit	27,371	29,131	73,630	80,167
Selling, general and administrative	14,225	17,639	48,236	52,651
Research and development	4,464	4,482	12,395	13,641
Total costs and expenses	36,384	42,482	111,859	122,517

Income from operations	8,682	7,010	12,999	13,875

Other income (expense)
Interest income	190	330	735	1,108
Interest expense	(1,041)	(1,639)	(4,297)	(6,120)
Other, net	340	(445)	808	(1,299)
Total other expense	(511)	(1,754)	(2,754)	(6,311)
Gain on early extinguishment of debt	-	-	1,961	-
Impairment of investment	-	(1,053)	-	(1,486)
Income from operations before tax	8,171	4,203	12,206	6,078
Income tax provision	2,560	1,205	2,991	1,834
Income from continuing operations	5,611	2,998	9,215	4,244
Discontinued operations, net of tax	-	-	-	(1)
Net income	$5,611	$2,998	$9,215	$4,243

Basic earnings per share:	$0.11	$0.08	$0.17	$0.12
Diluted earnings per share:	$0.10	$0.08	$0.17	$0.12

Weighted average shares outstanding:
Basic	53,161	35,887	53,102	35,113
Diluted	53,584	35,946	53,318	35,201
See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	July 31,	October 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,189	$5,374
Accounts receivable, net of allowance for bad debts of $637 and $584	23,304	28,915
Investment in sales-type leases and notes receivable, net of allowance	2,440	5,655
for bad debts of $233 and $202
Inventories	30,077	22,753
Prepaid income taxes	8,359	7,459
Deferred income taxes	6,145	5,318
Other current assets	5,383	4,925
Total current assets	92,897	80,399
Investment in sales-type leases and notes receivable, net of current portion	917	1,961
Products leased and held for lease, net	22,412	21,054
Property and equipment, net	9,421	9,143
Intangible assets, net	71,590	66,153
Goodwill	70,423	60,929
Deferred income taxes	11,330	10,013
Other assets	3,396	12,294
Total assets	$282,386	$261,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,496	$10,645
Accrued and other current liabilities	13,171	13,441
Customer deposits	2,837	2,211
Deferred revenue	4,820	4,610
Deferred income taxes	875	-
Current portion of long-term debt	650	41,753
Total current liabilities	28,849	72,660
Long-term debt, net of current portion	110,230	83,396
Other long-term liabilities	3,741	2,659
Deferred income taxes	264	373
Total liabilities	143,084	159,088
Commitments and Contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,620 and	536	535
53,535 shares issued and outstanding
Additional paid-in capital	88,607	83,710
Retained earnings	36,038	26,823
Accumulated other comprehensive income (loss)	14,121	(8,210)
Total shareholders' equity	139,302	102,858
Total liabilities and shareholders' equity	$282,386	$261,946
See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income	$9,215	$4,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,379	17,671
Amortization of debt issuance costs	898	977
Share-based compensation	6,049	3,260
Impairment of investment	-	1,486
Provision (recovery) for bad debts	386	(396)
Write-down for inventory obsolescence	696	149
Loss (Gain) on sale of assets	75	(738)
Gain on sale of leased assets	(2,855)	(2,776)
Gain on early extinguishment of debt	(1,961)	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	6,848	7,191
Investment in sales-type leases and notes receivable	4,219	5,631
Inventories	(5,366)	8,551
Accounts payable and accrued liabilities	(5,300)	1
Customer deposits and deferred revenue	510	382
Taxes	(1,298)	(1,192)
Other	75	(2,239)
Net cash provided by operating activities	29,570	42,201

Cash flows from investing activities:
Return of security bonds posted with courts	3,050	-
Proceeds from sale of leased assets	4,226	4,365
Proceeds from sale of assets	27	1,440
Payments for products leased and held for lease	(7,931)	(11,380)
Purchases of property and equipment	(705)	(2,055)
Purchases of intangible assets	(3,893)	(1,026)
Acquisition of businesses, net of cash acquired	-	(792)
Other	(675)	-
Net cash used in investing activities	(5,901)	(9,448)

Cash flows from financing activities:
Proceeds from Revolver	50,400	12,548
Payments on Revolver	(20,900)	(26,000)
Payments on Contingent convertible senior notes	(40,096)	-
Payments on notes payable and other long-term debt	(1,748)	(4,844)
Proceeds from issuance of common stock, net	-	69,974
Other	(101)	-
Net cash (used in) provided by financing activities	(12,445)	51,678

Effect of exchange rate changes on cash	591	421

Net increase in cash and cash equivalents	11,815	84,852
Cash and cash equivalents, beginning of period	5,374	4,392
Cash and cash equivalents, end of period	$17,189	$89,244

Non-cash transactions:
Accrued debt issuance cost	-	437
Recharacterization of prepaid royalty	4,667	-

Cash paid for:
Income taxes, net of refunds	5,578	2,887
Interest	3,483	5,112
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

Electronic Table Systems.  Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our ETS products are Table Master®, Vegas Star®, Rapid Table Games™ and the i-Table™.  Our Table Master® and Vegas Star® feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games™ product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Our i-Table™ platform combines an electronic betting interface with a live dealer who deals the cards from one of our card reading shoes or shufflers to dramatically improve game speed and security while reducing many operating expenses associated with live tables.

Electronic Gaming Machines.    Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  Through our Australian subsidiary, Stargames Limited (“Stargames”), we offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Drifting Sands 3™, Ninja 3™, The Pink Panther® series of linked games (iChing, Kelly Country™, Deep Sea Dollars, Cuba™, Galapagos Wild™, Sunset on the Serengeti and Lonesome George), and the Grand Central™ progressive link.

Basis of presentation.  The unaudited condensed consolidated financial statements included in this report have been prepared by us under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial information for the three and nine months ended July 31, 2009, reflects all adjustments and accruals, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

The consolidated balance sheet as of October 31, 2008, which has been derived from our audited consolidated financial statements and notes for the fiscal year ended October 31, 2008, is included in “Item 8. Financial Statements and Supplementary Data” in our latest Annual Report on Form 10-K (“Form 10-K”). The condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K.  The results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending October 31, 2009.

Use of estimates and assumptions. The preparation of our condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) the subjective and complex judgments for revenue recognition, which typically involve whether collectability is probable or reasonably assured, whether fees under an arrangement are fixed or determinable and the identification of specific deliverables under multiple element arrangements (multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized and the period and conditions under which deferred revenue should be recognized; and the judgment of management is required to establish vendor specific objective evidence of fair value for our products and services, as applicable); (2) allowance for doubtful accounts, (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names, if a triggering event has been identified; (4) depreciable lives of long-lived assets; (5) useful lives of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; (8) lower of cost or market inventory adjustments; and (9) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Fair Value Measurement. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS 157 for financial assets and liabilities effective November 1, 2008, but did not elect the fair value option for any of our existing financial instruments.  Accordingly, we determined the adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements.   SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires quarterly disclosures of the fair value of all financial instruments within the scope of SFAS 107 which were previously required only annually with additional disclosures about the method(s) and significant assumptions used to estimate the fair value. FSP SFAS 107-1 and APB 28-1 were adopted effective for periods ended after June 15, 2009, which did not have a material effect on our consolidated financial statements.

See Note 8 for further discussions of the valuations of certain of our financial instruments.

Recently issued accounting standards. In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning November 2009.  We do not believe that EITF 07-5 will have a material effect on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 142-3 will be effective for our fiscal year beginning in November 2009 and will be applied prospectively to our future intangible assets acquired after the effective date. We do not believe that FSP No. 142-3 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement requires disclosures about derivatives and hedging activities including enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This statement is effective for years beginning after November 15, 2008.  This will be effective for fiscal year beginning in November 2009.   We do not believe that SFAS 161 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree.  SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will be effective for our fiscal year beginning in November 2009 and must be applied prospectively to business combinations completed on or after that date.

In February 2008, the FASB issued FSP 157-2, “Effective Date of SFAS 157” (“FSP 157-2”), which is an amendment to SFAS 157, delaying the effective date of SFAS 157, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 is effective for our fiscal year beginning in November 2009 for non-financial assets and liabilities.  We have not yet evaluated the effect, if any, that the adoption of SFAS 157 for non-financial assets and liabilities will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for interim and annual financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements. The Company has evaluated subsequent events through the date of issuance, September 9, 2009, the date these financial statements were available to be issued. See Note 12 for more information.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. generally accepted accounting principles (“USGAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have any impact on our consolidated financial statements.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	July 31,	October 31,
	2009	2008
Accounts receivable, net:
Trade receivables	$23,941	$29,499
Less: allowance for bad debts	(637)	(584)
Total	$23,304	$28,915

	July 31,	October 31,
	2009	2008
Inventories:
Raw materials and component parts	$16,614	$16,649
Work-in-process	3,214	710
Finished goods	10,249	5,394
Total	$30,077	$22,753

	July 31,	October 31,
	2009	2008
Other current assets:
Prepaid expenses	$4,050	$4,158
Other receivables	901	670
Other	432	97
Total	$5,383	$4,925

	July 31,	October 31,
	2009	2008
Products leased and held for lease:
Utility	$32,285	$30,014
Less: accumulated depreciation	(23,529)	(21,456)
Utility, net	8,756	8,558

Proprietary Table Games	2,661	2,658
Less: accumulated depreciation	(1,236)	(1,117)
Proprietary Table Games, net	1,425	1,541

Electronic Table Systems	20,425	16,420
Less: accumulated depreciation	(8,194)	(5,465)
Electronic Table Systems, net	12,231	10,955

Total, net	$22,412	$21,054

	July 31,	October 31,
	2009	2008
Other long-term assets:
PGIC TGD prepaid royalty	$-	$4,709
Deposits	188	3,628
Debt issuance costs, net	2,421	3,319
Other	787	638
Total	$3,396	$12,294

As of July 31, 2009, deposits of $188 primarily related to security deposits on leased buildings.  As of October 31, 2008, deposits of $3,628 were primarily comprised of a $3,000 cash security posted in fiscal 2004 that related to a patent infringement lawsuit with Elixir Gaming Technologies (formerly VendingData Corporation) (“Elixir”). On March 16, 2009, we entered into an agreement with Elixir pursuant to which Elixir sold us intellectual property and jointly dismissed all claims with prejudice pertaining to the outstanding patent infringement case. This included the release of our $3,000 cash security, plus accrued interest.

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method. The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 2.6 years. As of July 31, 2009 and October 31, 2008, debt issuance costs related to our $100,000 revolving credit facility and our $65,000 term loan facility. Debt issuance costs as of October 31, 2008 also included the unamortized portion related to our $150,000 in contingent convertible senior notes due 2024.

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and Casinos Austria Research & Development GmbH & Co KG (“CARD”) tradenames, are subject to amortization. Amortization expense was $3,549 and $3,799 for the three months ended July 31, 2009 and 2008, respectively, and $10,180 and $11,128 for the nine months ended July 31, 2009 and 2008, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	July 31,	October 31,
	Useful Life	2009	2008
Amortizable intangible assets:

Patents, games and products	10 years	$63,587	$60,478
Less: accumulated amortization		(38,808)	(30,839)
		24,779	29,639
Customer relationships	10 years	22,030	19,497
Less: accumulated amortization		(6,188)	(3,592)
		15,842	15,905
Licenses and other	6 years	12,891	4,392
Less: accumulated amortization		(3,077)	(2,189)
		9,814	2,203
Developed technology	4 years	9,146	7,318
Less: accumulated amortization		(8,003)	(5,031)
		1,143	2,287
Total		$51,578	$50,034

Changes in gross balances relate to purchases of patents, licenses and the covenant not to compete related to the Progressive Gaming International Corporation (“PGIC”) / International Game Technology (“IGT”) transaction and the Elixir Purchase and Settlement Agreement both entered into during our second quarter ended April 30, 2009, as well as foreign currency translation adjustments.

Estimated amortization expense related to recorded intangible assets, excluding the Stargames and CARD tradenames, is as follows:

Year ending October 31, 2009	(In thousands)
2010	$12,310
2011	9,592
2012	7,881
2013	5,285
2014	8,264
Thereafter	8,246
Total	$51,578

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $20,012 and $16,119 as of July 31, 2009 and October 31, 2008, respectively. The change in the balance relates to foreign currency translation adjustments.

Goodwill.  Changes in the carrying amount of goodwill as of July 31, 2009, are as follows:
		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total

Balance at October 31, 2008	$37,194	$7,373	$8,200	$8,162	$60,929
Foreign currency translation adjustment	4,733	-	2,048	2,038	8,819
Other	-	675	-	-	675
Balance at July 31, 2009	$41,927	$8,048	$10,248	$10,200	$70,423

Substantially all of our goodwill originated from the acquisitions of foreign subsidiaries and the PGIC Table Game Division (“TGD”).  Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting units, as defined under SFAS 142. The $675 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the nine months ended July 31, 2009, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition.  The excess amount of $675 was recorded as an increase to goodwill.

4. DEBT

Debt consisted of the following:

	July 31,	October 31,
	2009	2008

Term Loan	$64,513	$65,000
Contingent convertible senior notes (Notes),
fixed rate interest at 1.25%, due 2024	-	40,258
Revolver	45,500	16,000
PGIC TGD minimum consideration, non-interest bearing,
due in installments through 2011	-	2,444
BTI acquisition contingent consideration	-	527
Kings Gaming Inc. contingent consideration	500	508
Bet the Set "21" contingent consideration	367	412
Total debt	110,880	125,149
Less: current portion	(650)	(41,753)
Total long-term debt	$110,230	$83,396

Contingent convertible senior notes. In April 2004, we issued $150,000 in contingent convertible senior notes due 2024 through a private placement under Rule 144A of the Securities Act of 1933 (the “Notes”). The Notes were unsecured and bore interest at a fixed rate of 1.25% per annum. Interest was payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2004. The Notes were fully paid off as of July 31, 2009.

Holders had the option to convert any outstanding Notes into cash and shares of our common stock at an initial conversion price per share of $28.07. This represented a conversion rate of approximately 35.6210 shares of common stock per $1,000 in principal amount of Notes. The value of the cash and shares of our common stock, if any, to be received by a holder converting $1,000 principal amount of the Notes would be determined based on the applicable Conversion Rate, Conversion Value, Principal Return, and other factors, each as defined in the indenture covering these Notes.

The Notes were convertible, at the holders’ option, into cash and shares of our common stock, under any of the following circumstances:

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

We had the option to call some or all of the Notes at any time on or after April 21, 2009, at a redemption price, payable in cash, of 100% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the date of redemption. In addition, the holders also had the option to require us to repurchase all or a portion of their Notes on April 15, 2009, 2014 and 2019, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the date of repurchase, payable in cash. Upon a change in control, as defined in the indenture governing the Notes, holders could have required us to repurchase all or a portion of their Notes, payable in cash equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

In anticipation of our Notes being put by the holders on April 15, 2009, we executed a multi-step refinancing plan in fiscal 2008 that involved a second amendment to our senior secured credit facility, a public offering of our common stock and a cash tender offer for our Notes. The balance of this liability as of July 31, 2009 and October 31, 2008 was $0 and $40,258, respectively.

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers, and Wells Fargo Bank, N.A. as Syndication Agent, which consisted of a $100,000 revolving credit facility (the “Revolver”).  The total amount drawn under the Revolver was $45,500 and $16,000 as of July 31, 2009 and October 31, 2008, respectively.  As of July 31, 2009, we had approximately $54,500 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

Loans under the Revolver bear interest at a margin over one month LIBOR or Base Rate (as defined in the Senior Secured Credit Agreement), as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time.  Our effective interest rate as of July 31, 2009 and October 31, 2008 was 2.5% and 6.5%, respectively. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases and acquisitions).

Second Amendment and Term Loan. On July 14, 2008, we entered into a second amendment (the “Second Amendment”) to our Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (the “Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our $100,000 Revolver discussed above.  In addition to the Term Loan and Revolver, our amended Senior Secured Credit Facility provides for a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we may request (but no lender is committed to provide) additional loans under the facility, subject to customary conditions. The total amount drawn under the Term Loan was $64,513 and $65,000 as of July 31, 2009 and October 31, 2008, respectively.

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

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.0 to 1 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio steps down to 3.75 to 1 in the quarter ending July 31, 2010. Our Total Leverage Ratio as of July 31, 2009 and October 31, 2008 was 1.8 to 1.0 and 2.3 to 1.0, respectively, and our Interest Coverage Ratio as of July 31, 2009 and October 31, 2008 was 13.4 to 1.0 and 8.3 to 1.0, respectively.

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

Kings Gaming Inc. contingent consideration. In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (the “Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. On the Maturity Date, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (the “Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of July 31, 2009 and October 31, 2008 was $500 and $508, with an effective interest rate of 0.9% and 3.5%.

Bet the Set “21”® contingent consideration. In connection with our acquisition of Bet the Set “21”® in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” ® side bet table game up to a maximum of $560. The balance of this liability as of July 31, 2009 and October 31, 2008 was $367 and $412, respectively.

BTI liabilities.  In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of July 31, 2009. As of July 31, 2009, we paid approximately $8,292 of the $12,000 maximum amount since February 2004. The balance of this liability as of October 31, 2008 was $527.

PGIC TGD minimum consideration. In connection with our acquisition of PGIC’s worldwide TGD on September 26, 2007, we recorded minimum consideration of $3,500 due in non-interest bearing quarterly installments through December 2011. The minimum consideration consisted of quarterly payments for each calendar year beginning in 2008 through 2011. The annual minimum consideration amount to be paid in 2009 was $1,000 and the annual minimum consideration amounts to be paid in 2010 and 2011 were $750 each year.  The balance of this liability as of October 31, 2008 was $2,444, which represented the discounted present value of the future payments, excluding imputed interest of approximately $306.  As of July 31, 2009, the balance of this liability was $0 as a result of the PGIC/IGT transaction entered into during February 2009.  This liability was satisfied in full for $960 during February 2009, resulting in a net gain on the early extinguishment of debt of $1,798.

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock, however, we generally prioritize bank debt reduction over share repurchases.  As such, for the three and nine months ended July 31, 2009 and 2008, there were no common stock repurchases.  As of July 31, 2009, $21,087 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three and nine months ended July 31, 2009, other comprehensive income consisted primarily of foreign currency translation adjustments.  For the three and nine months ended July 31, 2008, other comprehensive income consisted of foreign currency translation adjustments and adjustments to our investment in Sona Mobile Holdings Corp., in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The following table provides information related to other comprehensive income:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Net income	$5,611	$2,998	$9,215	$4,243
Currency translation adjustments	13,878	407	22,331	7,355
Unrealized loss on investment in Sona	-	-	-	(123)
Other	-	(145)	-	(145)
Total comprehensive income	$19,489	$3,260	$31,546	$11,330

6. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued), restricted stock and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Awards granted under the 2004 Plan generally vest in equal increments over four years and expire in ten years. Awards granted under the 2004 Directors’ Plan generally vest within one year and expire in ten years, although initial equity grants to directors upon joining the Board can partially vest either immediately and/or partially over one or two years.

The 2004 Plan provides for the grant of Awards to our officers, other employees and contractors. The maximum number of Awards which may be granted is 2,700 of which no more than 1,890 may be granted as restricted stock. The 2004 Directors’ Plan provides for the grant of Awards to our non-employee directors. The maximum number of Awards which may be granted is 1,125 of which no more than 788 may be granted as restricted stock.

In January 2009, our board of directors adopted and, in March 2009, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) (the “Amended 2004 Plan”).  The Amended 2004 Plan increased the number of shares available for issuance in addition to other related technical changes.  Subject to the Amended 2004 Plan, the aggregate number of shares that may be delivered under the Amended 2004 Plan shall not exceed 5,200 shares of which no more than 2,590 shares may be granted as restricted stock.

As of July 31, 2009, 2,565 and 398 shares were available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at October 31, 2008	3,396	$17.80	6.1	$4
Granted	1,041	3.64	9.5	-
Exercised	-	-	-	-
Forfeited or expired	(47)	12.51	-	-
Outstanding at July 31, 2009	4,390	14.50	6.3	4,052
Exercisable at July 31, 2009	2,674	17.09	4.9	292
Vested and expected to vest at July 31, 2009	4,059	14.50	6.3	4,052

For the three and nine months ended July 31, 2009 and 2008, there were no stock options exercised and therefore no related income tax benefit.  As of July 31, 2009, there was $2,729 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity related to restricted stock as of July 31, 2009 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at October 31, 2008	504	$24.15
Granted	119	4.31
Vested	(159)	23.41
Forfeited	(10)	10.22
Nonvested at July 31, 2009	454	19.51

For the three months ended July 31, 2009 and 2008, we issued 0 and 50 shares of restricted stock, net of forfeited shares, with an aggregate fair value of $0 and $686, respectively.   For the nine months ended July 31, 2009 and 2008, we issued 119 and 59 shares of restricted stock with an aggregate fair value of $512 and $686, respectively.  The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of July 31, 2009, there was approximately $2,318 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 1.5 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Compensation costs:
Stock options	$433	$314	$2,744	$1,196
Restricted stock	283	600	3,305	2,064
Total compensation cost	716	914	6,049	3,260
Related tax benefit	$169	$216	$1,464	$789

Option valuation models require the input of highly subjective assumptions.  We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the option, the expected option term, the expected volatility of the our common stock over the option's expected term, the risk-free interest rate over the option's expected term and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of our stock options granted. Estimates of fair value are not intended to predict actual future events, or the value ultimately realized by the recipients of equity awards.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table. There were no grants of options during the three months ended July 31, 2009.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Option valuation assumptions:
Expected dividend yield	N/A	-	-	-
Expected volatility	N/A	53.2%	68.7%	46.9%
Risk-free interest rate	N/A	3.1%	1.6%	3.0%
Expected term	N/A	4.2 years	4.4 years	4.2 years

7. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Income from continuing operations	$5,611	$2,998	$9,215	$4,244

Basic:
Weighted average shares	53,161	35,887	53,102	35,113

Diluted
Weighted average shares, basic	53,161	35,887	53,102	35,113
Dilutive effect of options and restricted stock	423	59	216	88
Weighted average shares, diluted	53,584	35,946	53,318	35,201

Basic earnings per share	$0.11	$0.08	$0.17	$0.12
Diluted earnings per share	$0.10	$0.08	$0.17	$0.12
Weighted average anti-dilutive shares excluded	3,501	26,567	6,203	19,170
from diluted EPS

We accounted for our Notes in accordance with FASB Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which required us to include the dilutive effect of our outstanding Notes shares in our diluted earnings per share calculation, regardless of whether the market price trigger or other contingent conversion feature has been met. Because our Notes included a mandatory cash settlement feature for the principal payment, we applied the treasury stock method. This method resulted in incremental dilutive shares when the average fair value of our common stock for a reporting period exceeded the initial conversion price per share of $28.07. For the three and nine months ended July 31, 2009 and 2008, the average fair value of our common stock did not exceed $28.07, therefore no dilutive effect of our outstanding Notes is included in our diluted earnings per share calculation.  The Notes were fully satisfied as of July 31, 2009, therefore the conversion feature and the impact on dilution is not applicable.

8. FAIR VALUE MEASUREMENT

As discussed in Note 1, we utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable, accounts payable, and other accrued liabilities are not presented in the table below as their carrying value approximates fair value.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver and Term Loan has been calculated based on the borrowing rates available as of July 31, 2009 for debt with similar terms and maturities.  The following table provides the fair value measurement information about our long-term debt as of July 31, 2009.

	Carrying Value	Fair Value	Fair Value
	July 31, 2009	July 31, 2009	Hierarchy

Term Loan	$64,513	$62,836	Level 2
Revolver	45,500	40,677	Level 2
Total	$110,013	$103,513

9. OTHER INCOME (EXPENSE) AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

Other income (expense) is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Other income (expense):
Interest income	$190	$330	$735	$1,108
Interest expense	(1,041)	(1,639)	(4,297)	(6,120)
Other, net	340	(445)	808	(1,299)
Total other (expense)	$(511)	$(1,754)	$(2,754)	$(6,311)

Gain on early extinguishment of debt	$-	$-	$1,961	$-

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.  Interest expense for the three and nine months ended July 31, 2009 primarily relates to interest on our Revolver and Term Loan.  Interest expense for the three and nine months ended July 31, 2008 primarily related to interest on our Revolver and Notes.  Interest expense also includes amortization of debt issuance costs, which resulted from the issuance of our long-term debt.  Costs associated with the issuance of our long-term debt were capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method.  For the three and nine months ended July 31, 2009, amortization of debt issue costs of $262 and $898, respectively, related to our Revolver, our Term Loan and our Notes.  For the three and nine months ended July 31, 2008, amortization of debt issue costs of $325 and $977, respectively, related primarily to our Revolver and our Notes.

Other, net primarily relates to net foreign currency fluctuations between the U.S. dollar, the Euro and the Australian dollar.  A net foreign currency gain of $340 and $843 was recognized for the three and nine months ended July 31, 2009, respectively.   A net foreign currency loss of $382 and $1,252 was recognized for the three and nine months ended July 31, 2008, respectively.  Our foreign subsidiaries engage in activities with us and certain customers of the U.S. dollar and other foreign denominated contracts. As of our third quarter of fiscal 2008, we began net settling all intercompany trade balances, which has resulted in the recognition of additional foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation.”

The net gain of $1,961 realized on the early extinguishment of debt for the nine months ended July 31, 2009 primarily relates to the PGIC/IGT transaction entered into during February 2009, in addition to the $10,000 purchase of our Notes in a separate open market transaction, which occurred in our first fiscal quarter of 2009.  We did not extinguish any portion of our Notes in the same prior year period.

10. OPERATING SEGMENTS

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

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue:
Utility	$17,244	$19,941	$52,981	$59,311
Proprietary Table Games	10,226	9,708	28,739	28,641
Electronic Table Systems	5,335	8,026	15,034	20,236
Electronic Gaming Machines	12,244	11,774	28,033	28,098
Unallocated Corporate	17	43	71	106
	$45,066	$49,492	$124,858	$136,392
Gross profit:
Utility	$9,968	$11,858	$30,452	$34,767
Proprietary Table Games	8,478	8,156	23,696	23,909
Electronic Table Systems	2,780	4,097	6,175	9,794
Electronic Gaming Machines	6,128	5,380	13,313	12,447
Unallocated Corporate	17	(360)	(6)	(750)
	$27,371	$29,131	$73,630	$80,167
Operating income (loss):
Utility	$8,038	$9,315	$24,602	$26,860
Proprietary Table Games	7,734	7,394	21,283	21,499
Electronic Table Systems	1,321	2,276	2,006	4,376
Electronic Gaming Machines	4,267	3,531	8,331	6,721
Unallocated Corporate	(12,678)	(15,506)	(43,223)	(45,581)
	$8,682	$7,010	$12,999	$13,875
Depreciation and amortization:
Utility	$2,215	$2,464	$6,605	$7,120
Proprietary Table Games	1,502	1,150	3,813	3,152
Electronic Table Systems	1,755	1,789	4,914	4,731
Electronic Gaming Machines	225	219	654	901
Unallocated Corporate	717	838	2,291	2,744
	$6,414	$6,460	$18,277	$18,648
Capital expenditures:
Utility	$1,232	$1,716	$4,287	$5,139
Proprietary Table Games	371	234	1,358	1,111
Electronic Table Systems	3,441	2,550	5,904	6,615
Electronic Gaming Machines	-	204	23	437
Unallocated Corporate	139	387	957	1,159
	$5,183	$5,091	$12,529	$14,461

REVENUE BY GEOGRAPHIC AREA
Revenues by geographic area are determined based on the location of our customers. For the three and nine months ended July 31, 2009, revenues from customers outside the United States accounted for 48.6% and 48.9%, respectively of consolidated revenue, compared to 53.2% and 52.7% for the three and nine months ended July 31, 2008. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2009		2008		2009		2008
Revenue:
United States	$23,160	51.4%	$23,142	46.8%	$63,870	51.1%	$64,564	47.3%
Canada	1,723	3.8%	1,417	2.9%	7,944	6.4%	5,168	3.8%
Other North America	620	1.4%	569	1.1%	1,818	1.5%	1,623	1.2%
Australia	14,711	32.6%	16,819	34.0%	34,107	27.3%	40,405	29.6%
Europe	1,685	3.7%	3,931	7.9%	5,608	4.5%	11,409	8.4%
Asia	2,064	4.6%	2,236	4.5%	8,934	7.1%	8,800	6.5%
Other	1,103	2.5%	1,378	2.8%	2,577	2.1%	4,423	3.2%
	$45,066	100.0%	$49,492	100.0%	$124,858	100.0%	$136,392	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These agreements are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual agreement. As of July 31, 2009 and October 31, 2008, minimum aggregate severance benefits totaled $4,705 and $5,939, respectively.

Severance obligations. Pursuant to the retirement of our former Chief Executive Officer and the departure of several senior executives, we incurred severance costs of $0 and $6,838, respectively, for the three and nine months ended July 31, 2009. The $6,838 severance costs were comprised of $3,628 of accelerated stock compensation expense and $3,210 of cash salary and related benefits and are expected to be paid out over a three-year period.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  See Note 15, "Commitments and Contingencies" to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended October 31, 2008 and Note 12, "Commitments and Contingencies" to our Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarters ended January 31, 2009 and April 30, 2009 for further discussion of certain of our legal proceedings and other matters.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

Any material developments during the three months ended July 31, 2009, concerning our legal proceedings and other matters are discussed below:

1.            Awada - On July 10, 2009, the Court granted our Motion for Summary Judgment on the conversion claim which was the final claim in the case and, thus, no claims remain pending in the case as of this time.  We have filed a request for our taxable costs of approximately $17.  We expect the Court to enter a final appealable judgment in accordance with the decision.  The Plaintiffs will have the right to appeal this judgment.

2.            Shareholder Derivative Suit - On May 21, 2009, the Court approved a stipulation which provided the Plaintiffs with an extension to file a consolidated amended complaint from July 2, 2009 to on or about October 2, 2009.

3.            TableMAX - On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. (hereinafter collectively “TableMAX”) filed a complaint against us in the United States District Court for the District of Nevada (the “First Complaint”).  This case is a patent infringement claim alleging that our Table Master® product infringes the following U.S. Patents: 5,688,174, 6,921,337, and 7,201,667.  The First Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorneys’ fees, costs, increased damages and disbursements.  On July 28, 2009, we filed a Motion to Dismiss based on the Plaintiffs’ lack of standing to bring the lawsuit.  We deny any liability or wrongdoing.  We believe that the above claims and litigation are without merit and intend to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

4.            Smart Shoes, Inc. - On April 22, 2009, we filed a Complaint for Declaratory Relief against Smart Shoes, Inc. and Otho D. Hill (hereinafter collectively “SSI”).  The Complaint was filed in the Eighth Judicial District Court, Clark County, Nevada.  The Declaratory Relief claim seeks a judicial finding that we do not owe any money concerning SSI’s claim that we owe approximately $1,100 in regards to certain known material patents discussed in footnote 4 of the Legal Proceedings in the Form 10Q for the quarter ending April 30, 2009 entitled “Intellectual Property Licensing Proceeding.”  We believe that the approximate amount of $1,100, if it is owed, is owed by PGIC or possibly others, but not us.  On May 26, 2009, the Defendants removed the matter to the United States District Court for the District of Nevada.  On June 9, 2009, the Defendants filed an Answer and Counterclaims which included the following claims: rescission of the assignment agreements between the Defendants and PGIC for certain patents and imposition of a constructive trust; declaration of priority of rights as to the certain patents under the Federal Patent Laws; the Defendants’ priority of rights as to the certain patents based on prior recorded assignments;  the Defendants’ priority of rights as to the certain patents based on prior assignments; and the Defendants’ priority of rights in the certain patents based on the Nevada Uniform Commercial Code.  On July 2, 2009, we filed a Motion to Remand the entire case to the Eighth Judicial District Court, Clark County, Nevada, and a Motion to Dismiss all of the Defendants’ counterclaims.  These Motions are pending and were fully briefed as of August 2009.  We continue to believe that SSI’s claims are without merit, we deny any liability or wrongdoing, and we intend to vigorously pursue our rights.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

5           Rapid Baccarat Macau patent issue. - On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from the Macau SAR seized our one Rapid Baccarat® unit related to a claim of patent infringement by an alleged Macau patent owner of an alleged Macau patent.  There is the possibility of future legal proceedings being commenced against us in Macau relating to this patent, although, at this time, no such proceedings have been commenced.  We deny any liability or wrongdoing.  We believe the claim is without merit.  If any legal proceedings were to be commenced against us, we would vigorously contest such proceedings.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

12. SUBSEQUENT EVENTS

Legal proceedings update.  (The numbered items correspond to the numbered items of the Legal Proceedings set forth in Note 11)

3.           TableMAX - On August 13, 2009, TableMAX voluntarily dismissed the First Complaint.  On the same date, TableMAX and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337, and 7,201,667) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, the Plaintiffs filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the Plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512.  U.S. Patent 7,575,512 was issued on August 18, 2009.  On August 19, 2009, the Plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint based on U.S. Patent 7,575,512.  The Motion for Preliminary Injunction seeks to enjoin future sales of our Table Master® product.  We expect to file an Opposition to the Motion for Preliminary Injunction in September 2009, and that Motion should be decided sometime in calendar year 2009.  We believe that the Motion for Preliminary Injunction will be denied.  We believe we will prevail in this litigation.  We will vigorously contest the Plaintiffs’ claims.  We do not expect sales of the Table Master® product to be affected or interrupted in any manner.

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

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Develop a true “strategic partner” relationship with our customers

To partner with our customers in order to provide enhanced efficiencies and maximize profitability on the casino floor.

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

A continuing commitment to reduce expenses throughout the Company without compromising the quality of our products or service

Our goal is to reduce expenses through cost savings initiatives as well as thoroughly examining our infrastructure to improve our operating margins without compromising the quality of our products or service.

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which has had negative consequences on our results for the three and nine months ended July 31, 2009, and is likely to continue to have a negative impact throughout fiscal 2009. The activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends and consumer confidence has been significantly impacted, as seen in broader economic activities such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

As a result, the outlook for the gaming, travel and entertainment industries both domestically and internationally remains highly uncertain.  Due to disruptions in the financial markets, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Customers have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.  For example, domestically, Nevada’s Gaming Control Board has reported record decreases in winnings during 2009. Additionally, auto traffic into Las Vegas and air travel to McCarran International Airport has declined, resulting in lower casino volumes.  Internationally, casino revenues in Macau have decreased and casino openings are expected to decrease significantly in 2009.  Additionally, Chinese authorities have placed restrictions on travel to Macau for residents of mainland China, which may impact the gaming industry in Macau.  The European market has also shown declines due to the deterioration of their credit markets, the impact of smoking bans in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.  Our exposures to these economic conditions are not limited to these jurisdictions mentioned above, as they are used for example purposes only.  These economic conditions may cause both our domestic and international customers to decrease their expenditures on gaming equipment and our financial condition, results of operations and stock price may be negatively affected as a result.

We believe that our products provide cost advantages for casino operators and that demand for our products may be enhanced by the need for our customers to reduce their operating costs.  However, we have experienced certain pricing pressures and have provided customer discounts consistent with others in the gaming, travel and entertainment industries during the current economic downturn.  We are being aggressive in working with our customers to maximize the contribution of our products to their continued profitability.

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

•	Our EGM segment is predominantly a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australasia.
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

We have made significant reductions in our infrastructure costs to improve our overall operating margins.  We generally expect to support our growing global business using an infrastructure similar to that in place currently.  However, as our operations expand and our revenues grow, we will expect some increases in the infrastructure costs.  Our goal is to maintain or exceed our existing operating margins.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit on leased assets will be lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  For example, in our PTG segment, certain proprietary table games warrant a higher average lease price than a PTG bonusing add-on such as a felt side bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. This is consistent with our rollout strategy whereby we provide very favorable lease rates at the inception of a lease to entice the customer to try our new product. We expect the impact of introductory pricing to have a short-term impact on our margins. Notwithstanding the factors that can impact our gross margins during any given period, lease margins are generally greater than the sales margins for the same product. Accordingly, we anticipate that gross margins will increase under our leasing model.  Our segments are all burdened with certain fixed amortization, so margins can vary depending on the amount of revenue in a segment for each period.

Our product pricing strategy reflects our desire to shift to a leasing model from a sales model. We have increased the sales price of certain products such that a large proportion of our customers are inclined to lease rather than purchase our products.  Our leasing strategy is primarily focused in the United States, in that many foreign customers prefer to purchase rather than lease product as it is a customary business practice. Last, our pricing strategy recognizes that our Utility products are always subject to sales activity as part of our "replacement cycle" whereby we sell our prior generation shufflers before the introduction of our next generation product.  We sell and less often lease refurbished products which command lower average sales or lease prices than new products.

In addition to the leasing versus selling strategy, we expect to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009		2008		2009		2008
Revenue:
Utility	$17,244	38.3%	$19,941	40.3%	$52,981	42.4%	$59,311	43.5%
Proprietary Table Games	10,226	22.7%	9,708	19.6%	28,739	23.0%	28,641	21.0%
Electronic Table Systems	5,335	11.8%	8,026	16.2%	15,034	12.0%	20,236	14.8%
Electronic Gaming Machines	12,244	27.2%	11,774	23.8%	28,033	22.5%	28,098	20.6%
Other	17	0.0%	43	0.1%	71	0.1%	106	0.1%

Total revenue	45,066	100.0%	49,492	100.0%	124,858	100.0%	136,392	100.0%
Cost of revenue	17,695	39.3%	20,361	41.1%	51,228	41.0%	56,225	41.2%

Gross profit	27,371	60.7%	29,131	58.9%	73,630	59.0%	80,167	58.8%
Selling, general and administrative	14,225	31.6%	17,639	35.6%	48,236	38.6%	52,651	38.6%
Research and development	4,464	9.9%	4,482	9.1%	12,395	9.9%	13,641	10.0%

Income from operations	8,682	19.3%	7,010	14.2%	12,999	10.4%	13,875	10.2%
Other income (expense):
Interest income	190	0.4%	330	0.7%	735	0.6%	1,108	0.8%
Interest expense	(1,041)	(2.3%)	(1,639)	(3.3%)	(4,297)	(3.4%)	(6,120)	(4.5%)
Other, net	340	0.8%	(445)	(0.9%)	808	0.6%	(1,299)	(1.0%)
Total other expense	(511)	(1.1%)	(1,754)	(3.5%)	(2,754)	(2.2%)	(6,311)	(4.6%)
Gain on early extinguishment of debt	-	0.0%	-	0.0%	1,961	1.6%	-	0.0%
Impairment of investment	-	0.0%	(1,053)	(2.1%)	-	0.0%	(1,486)	(1.1%)

Income from operations before tax	8,171	18.1%	4,203	8.6%	12,206	9.8%	6,078	4.5%
Income tax provision	2,560	5.7%	1,205	2.4%	2,991	2.4%	1,834	1.3%
Income from continuing operations	5,611	12.4%	2,998	6.2%	9,215	7.4%	4,244	3.2%
Discontinued operations, net of tax	-	0.0%	-	0.0%	-	0.0%	(1)	0.0%
Net lncome	$5,611	12.4%	$2,998	6.2%	$9,215	7.4%	$4,243	3.2%

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
	2009	2008	% Change	2009	2008	% Change
Revenue:
Leases and royalties	$19,155	$18,286	4.8%	$56,125	$52,689	6.5%
Sales and service	25,894	31,163	(16.9%)	68,687	83,597	(17.8%)
Other	17	43	(60.5%)	46	106	(56.6%)
Total	$45,066	$49,492	(8.9%)	$124,858	$136,392	(8.5%)
Cost of revenue:
Leases and royalties	$6,281	$5,640	11.4%	$17,983	$16,239	10.7%
Sales and service	11,414	14,721	(22.5%)	33,245	39,986	(16.9%)
Total	$17,695	$20,361	(13.1%)	$51,228	$56,225	(8.9%)
Gross profit:
Leases and royalties	$12,874	$12,646	1.8%	$38,142	$36,450	4.6%
Sales and service	14,480	16,442	(11.9%)	35,442	43,611	(18.7%)
Other	17	43	(60.5%)	46	106	(56.6%)
Total	$27,371	$29,131	(6.0%)	$73,630	$80,167	(8.2%)
Gross margin:
Leases and royalties	67.2%	69.2%		68.0%	69.2%
Sales and service	55.9%	52.8%		51.6%	52.2%
Total	60.7%	58.9%		59.0%	58.8%

Three months ended July 31, 2009 compared to three months ended July 31, 2008

Revenue

Our revenue for the three months ended July 31, 2009 decreased $4,426, or 8.9%, to $45,066 as compared to $49,492 for the same prior year period, primarily due to the following:

●
Apparent declines in revenues of $3,400 are reflective of the relative strength of the U.S. dollar in the current year period as compared to the foreign currencies of some of our subsidiaries.  The U.S. dollar foreign currency exchange rate has strengthened 12% and 18% to the Euro and Australian dollar, respectively.  These decreases occurred primarily in sales and service revenues in our EGM, ETS and Utility business segments.  Lease revenues were not affected to the same extent as most of our lease revenues are generated in the United States.

●
Decreases of approximately $2,691 in total ETS revenue due to sales declines of our Vegas Star® and Rapid products in Australia and Asia, as well as declines in sales of Table Master® products in the United States.

●
Decreases of approximately $2,697 in total Utility revenue, primarily representing a reduction in sales of our shuffler and chipper products in the European market.  The European market has declined as a result of the deterioration of its credit markets, the impact of smoking bans in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

●
Offsetting these overall decreases in revenue was an increase of $869, or 4.8%, in our overall leases and royalties revenue.  This increase was apparent in our Utility and ETS business segments, reflecting our continued emphasis on leasing versus selling, primarily in the United States.

●
Lease revenue growth in our ETS segment was the most significant, increasing $833, or 37.2%, due to increased Table Master® seats on lease.  Lease revenue in our Utility segment increased $445, or 6.2%, due in part to the growth of our new i-Deal™ shuffler.

●	Increases of approximately $470, or 4.0%, in total EGM revenue. Sales revenue in Australian dollars increased approximately 25%, due to the strengthening of the U.S. dollars.

Gross margin

Our gross margin for the three months ended July 31, 2009 increased 1.8% to 60.7% as compared to 58.9% for the same prior year period, primarily due to the following:

●
Increased margins in our EGM business, driven primarily by increased efficiencies realized in the current period in our production process which resulted in decreased manufacturing costs at Stargames as well as the sale of certain high margin conversions.

●	Increases in average sales prices in our Utility, PTG and ETS segments, due to increased pricing on new products and conversions of several leased premium table games to sold.

●	Increases in average monthly lease prices in our Utility, PTG and ETS segments, reflecting increases in the utility value and improved floor win these products offer our customers.

●	Reduced amortization expense of product related intangibles included in cost of leases and royalties and cost of sales and service, due to the exchange effect of a strengthening U.S. dollar.

●
Our Utility and PTG margins have shown a decline over the prior year period due to the growth of assets on lease for our newly developed products including the i-Deal and our Progressive add-ons.  These products are being initially placed under introductory pricing, which has a short term impact on gross margin.

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

Revenue

Our revenue for the nine months ended July 31, 2009 decreased approximately $11,534, or 8.5%, to $124,858 as compared to $136,392 for the same prior year period, primarily due to the following:

●
Apparent declines in revenues of $10,800 are reflective of the relative strength of the U.S. dollar in the current year period.  The U.S. dollar foreign currency exchange rate has strengthened 13% and 23% to the Euro and Australian dollar, respectively These decreases occurred primarily in sales and service revenues in our EGM, ETS and Utility business segments.  Lease revenues were not affected to the same extent as most of our lease revenues are generated in the United States.

●
Decreases of approximately $6,330 in total Utility revenue, primarily representing a reduction in sales of our shuffler and chipper units in the European market. Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of smoking bans in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

●
Decreases of approximately $5,202 in total ETS revenue due to sales declines of our Vegas Star® and Rapid products in Australia, as well as declines in sales of Table Master® products in the United States.

●	Reduced amortization expense of product related intangibles included in cost of leases and royalties, and cost of sales and service, due to the exchange effect of a strengthening U.S. dollar.

●
Offsetting these decreases in sales revenue was an increase of approximately $3,436, or 6.5%, in our overall leases and royalties revenues.  This increase was apparent in our Utility, PTG and ETS business segments, reflecting our continued emphasis on leasing versus selling, primarily in the United States.

●
Lease revenue growth in our Utility segment was the most significant, increasing $1,722, or 8.2%, due in part to the success of our new i-Deal™ shuffler.  Lease revenue in our PTG segment increased $182, or 0.7%, largely due to growth in our Ultimate Texas Hold’em® premium title and Fortune Pai Gow Poker® progressive add-on.   Lease revenue in our ETS segment increased $1,505, or 22.6%, due to increased Table Master® seats on lease.

●	PTG other revenue increased $705 due primarily to increased net revenues from our Three Card Poker® World Championship Tournament.

Gross margin

Our gross margin for the nine months ended July 31, 2009 increased 0.2% to 59.0% as compared to 58.8% for the same prior year period, primarily due to the following:

●
Increased margins in our EGM business, driven primarily by increased efficiencies realized in the current period in our production process which resulted in decreased manufacturing costs at Stargames as well as the sale of certain high margin conversions.

●	Increases in average sales prices for our Utility, PTG and ETS products.

●	Increases in average monthly lease prices in our Utility and PTG segments.

●	Reduced amortization expense of product related intangibles included in cost of leases and cost of sales and service due to the strengthening of the U.S. dollar.

●
Our Utility and PTG margins have shown a decline over the prior year period due to the growth of assets on lease for our newly developed products including the i-Deal and our Progressive add-ons. These products are being initially placed under introductory pricing, which has a short term impact on gross margin.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSE

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$14,225	$17,639	(19.4%)	$48,236	$52,651	(8.4%)
Percentage of revenue	31.6%	35.6%		38.6%	38.6%

Research and development	$4,464	$4,482	(0.4%)	$12,395	$13,641	(9.1%)
Percentage of revenue	9.9%	9.1%		9.9%	10.0%

Total operating expenses	$18,689	$22,121	(15.5%)	$60,631	$66,292	(8.5%)
Percentage of revenue	41.5%	44.7%		48.6%	48.6%

Three months ended July 31, 2009 compared to three months ended July 31, 2008

Selling, general and administrative (“SG&A”) expenses

Selling, general and administrative (“SG&A”) expenses decreased $3,414, or 19.4%, to $14,225 for the three months ended July 31, 2009 as compared to $17,639 for the same prior year period.  The decrease in SG&A expenses primarily reflects the following:

●
Decreased costs of approximately $2,600 related to reductions in consultants and employee salaries and benefits. This has been accomplished in part by leaving certain vacant positions temporarily unfilled, as well as decreasing the use of outside consultants.

●	Net decreases of approximately $800 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

Research and development (“R&D”) expenses

Research and development (“R&D”) expenses decreased $18, or 0.4%, to $4,464 for the three months ended July 31, 2009 as compared to $4,482 for the same prior year period.  Our R&D expense is distributed among all of our product lines as we have continued to invest in new product development.

R&D expenses were relatively consistent year over year.  Net decreases of approximately $400 can be attributed to the strengthening of the U.S. dollar offset by net increases related to development of next-generation Utility products, PTG and ETS progressive add-ons and the i-Table.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense to remain relatively consistent at approximately 10% of total revenues.

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

SG&A expenses

SG&A expenses decreased approximately $4,415, or 8.4%, to $48,236 for the nine months ended July 31, 2009 as compared to $52,651 for the same prior year period.  The decrease in SG&A expenses primarily reflects the following:

●
Decreased costs of approximately $5,600 related to reductions in employee salaries, benefits, and consultants, excluding salary related cash and benefits severance costs discussed below.  This has been accomplished in part by leaving certain vacant positions temporarily unfilled, as well as decreasing the use of outside consultants.

●
Offset by severance costs of $6,838 for the nine months ended July 31, 2009, which primarily related to the retirement of our former CEO and the departure of several senior executives.  The $6,838 severance costs were comprised of $3,628 of accelerated stock compensation expense and $3,210 of cash salary and related benefits.  For the nine months ended July 31, 2008, severance costs were $506, which related to the departure of a senior executive at our corporate office and were comprised of $172 of accelerated stock compensation expense and $334 of cash salary and related benefits.

●	Net decreases of approximately $2,700 at our foreign subsidiaries due to the strengthening of the U.S. dollar.

●
Decreased legal expenses of $1,680, excluding the effect of the item discussed below, for the nine months ended July 31, 2009, as compared to the same prior year period.  For the nine months ended July 31, 2009, corporate legal costs principally related to Prime Table Games, LLC, PGIC and the VendingData II litigations as well as other general corporate matters.  Corporate legal expense decreased as a result of lower legal expenses incurred on our shareholder derivative and VendingData II lawsuits, settlement of prior cases, which primarily included MP Games LLC and decreased costs related to other general corporate matters. We expect our legal fees will continue to vary from period to period depending on the level of legal activity required to protect our intellectual property and conduct corporate activity.  See Note 11 in our unaudited condensed consolidated financial statements for information on our legal proceedings.

●
Legal charge of $400 related to the Elixir purchase and settlement agreement.  Pursuant to EITF 04-1, “Accounting  for the Pre-existing Relationships between the Parties to a Business Combination,” we took a charge of $400 in SG&A, which approximates the fair value of the effective settlement related to the previous lawsuit between us and Elixir.

●	Decreased costs of approximately $1,200 for professional fees, primarily related to reductions in accounting and other professional fees.

●	Decreased general marketing, tradeshow, advertising, and promotional costs of approximately $460 predominantly related to a focus on cost reduction and efficiency within our marketing department.

R&D expenses

R&D expenses decreased approximately $1,246, or 9.1%, to $12,395 for the nine months ended July 31, 2009 as compared to $13,641 for the same prior year period.  Our R&D expense is distributed among all of our product lines as we have continued to invest in new product development.

The decrease in R&D expenses can mostly be attributed to net decreases of approximately $1,400 at our foreign subsidiaries due to the strengthening of the U.S. dollar. These decreases were offset by net increases related to development of next-generation Utility products, PTG and ETS progressive add-ons and the i-Table.  The same prior year period included additional patent costs related to patent filings and approvals for several new and innovative products that were introduced at the 2007 Global Gaming Expo and 2007 International Casino Exhibition.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense to remain relatively consistent at approximately 10% of total revenues.

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,			July 31,
			%			%
	2009	2008	Change	2009	2008	Change
Gross margin
Depreciation	$1,904	$1,632	16.7%	$5,278	$4,491	17.5%
Amortization	2,708	3,103	-12.7%	7,859	9,066	-13.3%
Total	4,612	4,735	-2.6%	13,137	13,557	-3.1%

Operating expenses:
Depreciation	699	704	-0.7%	1,921	2,052	-6.4%
Amortization	841	696	20.8%	2,321	2,062	12.6%
Total	1,540	1,400	10.0%	4,242	4,114	3.1%

Total
Depreciation	2,603	2,336	11.4%	7,199	6,543	10.0%
Amortization	3,549	3,799	-6.6%	10,180	11,128	-8.5%
Total	$6,152	$6,135	0.3%	$17,379	$17,671	-1.7%

Three months ended July 31, 2009 compared to three months ended July 31, 2008

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology, and customer relationships.  Depreciation and amortization expenses increased slightly for the three months ended July 31, 2009, as compared to the same prior year period.

Depreciation and amortization included in gross margin decreased $123, or 2.6%, to $4,612 for the three months ended July 31, 2009, as compared to $4,735 for the same prior year period. Decreased gross margin amortization is due to the strengthening of the U.S. dollar related to amortization at our foreign subsidiaries. This decrease was offset by an increase in depreciation expense included in gross margin primarily attributable to additions to our leased Utility and ETS products.

Depreciation and amortization included in operating expenses increased $140, or 10.0%, to $1,540 for the three months ended July 31, 2009, as compared to $1,400 for the same prior year period. These increases relate primarily to amortization of patents, licenses and the covenant not to compete acquired in the Progressive Gaming International Corporation (“PGIC”) / International Game Technology (“IGT”) transaction and the Elixir Purchase and Settlement Agreement both entered into during our second quarter ended April 30, 2009, as well as additions of property, plant and equipment in the normal course of business.

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

Depreciation and amortization expenses decreased for the nine months ended July 31, 2009, as compared to the same prior year period.

Depreciation and amortization included in gross margin decreased $420, or 3.1%, to $13,137 for the nine months ended July 31, 2009, as compared to $13,557 for the same prior year period. Decreased gross margin amortization is due to the strengthening of the U.S. dollar related to amortization at our foreign subsidiaries. This decrease was offset by an increase in depreciation expense primarily attributable to increases in leased assets consistent with our lease strategy.

Depreciation and amortization included in operating expenses increased $128, or 3.1%, to $4,242, for the nine months ended July 31, 2009, as compared to $4,114 for the same prior year period. These increases relate primarily to amortization of patents, licenses and the covenant not to compete acquired in the PGIC / IGT transaction and the Elixir Purchase and Settlement Agreement both entered into during our second quarter ended April 30, 2009, as well as additions of property, plant and equipment in the normal course of business.

SEGMENT OPERATING RESULTS

(In thousands, except units and per unit/seat amounts)

Utility Segment Operating Results

Three months ended July 31, 2009 compared to three months ended July 31, 2008

	Three Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Utility Segment Revenue:
Lease	$7,623	$7,178	$445	6.2%
Sales - Shuffler	6,384	9,277	(2,893)	(31.2%)
Sales - Chipper	420	921	(501)	(54.4%)
Service	1,708	1,755	(47)	(2.7%)
Other	1,109	810	299	36.9%
Total sales and service	9,621	12,763	(3,142)	(24.6%)
Total Utility segment revenue	$17,244	$19,941	$(2,697)	(13.5%)

Utility segment gross profit	$9,968	$11,858	$(1,890)	(15.9%)
Utility segment gross margin	57.8%	59.5%
Utility segment operating income	$8,038	$9,315	$(1,277)	(13.7%)
Utility segment operating margin	46.6%	46.7%

Shuffler Installed Base (end of quarter):
Lease units, end of quarter	5,688	5,419	269	5.0%
Sold units, inception-to-date
Beginning of quarter	23,581	21,426	2,155	10.1%
Sold during quarter	425	656	(231)	(35.2%)
Less trade-ins and exchanges	(66)	(34)	(32)	94.1%
Sold units, end of quarter	23,940	22,048	1,892	8.6%
Total shuffler installed base	29,628	27,467	2,161	7.9%

Chipper Installed Base (end of quarter):
Lease units, end of quarter	25	21	4	19.0%
Sold units, inception-to-date
Beginning of quarter	912	816	96	11.8%
Sold during quarter	22	31	(9)	(29.0%)
Sold units, end of quarter	934	847	87	10.3%
Total chipper installed base	959	868	91	10.5%

Utility segment revenue decreased $2,697, or 13.5%, to $17,244 for the three months ended July 31, 2009, as compared to $19,941 for the same prior year period.  The decrease in Utility segment revenue can be attributed primarily to decreases in shuffler and chipper sales revenue.  Our European market for Utility products has seen significant downturns in the current period.  Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of smoking bans in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

A decrease of $340 in total Utility revenue is due to the exchange effect of a strengthening U.S. dollar.

The $445, or 6.2%, increase in Utility lease revenue for the three months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler lease revenue of $422, or 5.9%, as a result of increases in leased units and average lease prices.

●
A net increase of 269, or 5.0%, of leased shuffler units to 5,688 from 5,419, which is consistent with our continued emphasis on leasing versus selling, predominantly in the United States.  The increase was primarily attributable to increased leased units of our i-Deal™, MD2® and one2six® shufflers.

●
An increase in shuffler average monthly lease price to approximately $450 from approximately $440. The increase was largely due to placements of our newer generation shufflers, the i-Deal™ and MD2®.  These improved lease prices are a direct correlation to the improved “utility” or cost savings the products provide to our customers.

The $2,893 or 31.2% decrease in shuffler sales revenue for the three months ended July 31, 2009 compared to the same prior year period primarily relates to:

●	A decrease of 231 shuffler units sold to 425 units for the three months ended July 31, 2009 compared to the same prior year period.

●
Offset by an increase in the average sales price of our shufflers to approximately $15,000 for the three months ended July 31, 2009 from approximately $14,100 for the same prior year period. This increase primarily reflects the strength of our newer generation shuffler products such as our i-Deal™ and MD2® shufflers.

The $501, or 54.4%, decrease in chipper sales revenue for the three months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	A net decrease of 9, or 29.0%, of chipper units sold to 22 from 31, representing a decline in sales of our Chipmaster™ product.

●
A decrease in chipper average sales price to approximately $19,100 from approximately $29,700, driven primarily by heightened price competition in Europe and by the sales of fewer Chipmaster™ units than in the prior period.  Chipmaster™ units typically sell for prices substantially higher than our newer EZ Chippers.

The $299 or 36.9% increase in Utility other revenue reflects a single large sale of parts and peripherals by Stargames in the current year period.

Utility gross profit decreased $1,890, or 15.9%, to $9,968 for the three months ended July 31, 2009 compared to $11,858 for the same prior year period.  Utility gross margin decreased 1.7%, to 57.8% for the three months ended July 31, 2009 compared to 59.5% for the same prior year period.  The decreases in gross profit and gross margin primarily related to the following:

●	The continued reduction in shuffler and chipper sales referred to above, consistent with our emphasis on leasing versus selling predominantly in the United States, and the downturn in European sales.

●	Introductory lease pricing on our newer generation products, such as our i-Deal™ shuffler, which will have a short term impact on gross margins.

●
Offset by a decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $1,266 for the three months ended July 31, 2009 compared to $1,489 for the same prior year period. The decrease in amortization expense was due to the exchange effect of a strengthening U.S. dollar.

Utility operating income decreased $1,277, or 13.7%, to $8,038 for the three months ended July 31, 2009 compared to $9,315 for the same prior year period.  Utility operating margin also decreased 0.1%, to 46.6% for the three months ended July 31, 2009 as compared to 46.7% for the same prior year period.  These decreases in operating income and operating margin primarily related to the following:

●	The same factors that caused the reductions in gross profit and gross margin as noted above.

Utility Segment Operating Results

Nine months ended July 31, 2009 compared to nine months ended July, 31 2008

	Nine Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Utility Segment Revenue:
Lease	$22,634	$20,912	$1,722	8.2%
Sales - Shuffler	21,331	26,964	(5,633)	(20.9%)
Sales - Chipper	1,218	3,165	(1,947)	(61.5%)
Service	5,224	4,927	297	6.0%
Other	2,574	3,343	(769)	(23.0%)
Total sales and service	30,347	38,399	(8,052)	(21.0%)
Total Utility segment revenue	$52,981	$59,311	$(6,330)	(10.7%)

Utility segment gross profit	$30,452	$34,767	$(4,315)	(12.4%)
Utility segment gross margin	57.5%	58.6%
Utility segment operating income	$24,602	$26,860	$(2,258)	(8.4%)
Utility segment operating margin	46.4%	45.3%

Shuffler Installed Base:
Lease units, end of period	5,688	5,419	269	5.0%
Sold units, inception-to-date
Beginning of period	22,762	20,396	2,366	11.6%
Sold during period	1,425	1,897	(472)	(24.9%)
Less trade-ins and exchanges	(247)	(245)	(2)	0.8%
Sold units, end of period	23,940	22,048	1,892	8.6%
Total shuffler installed base	29,628	27,467	2,161	7.9%

Chipper Installed Base:
Lease units, end of period	25	21	4	19.0%
Sold units, inception-to-date
Beginning of period	875	721	154	21.4%
Sold during period	59	126	(67)	(53.2%)
Sold units, end of period	934	847	87	10.3%
Total chipper installed base	959	868	91	10.5%

Utility segment revenue decreased $6,330, or 10.7%, to $52,981 for the nine months ended July 31, 2009, as compared to $59,311 for the same prior year period.  The decrease in Utility segment revenue can be attributed primarily to decreases in shuffler and chipper sales revenue as well as other revenue.  Our European market for Utility products has seen significant downturns in the current period.  Factors contributing to the slowdown of business in Europe over the prior year period include the deterioration of the European credit markets, the impact of smoking bans in key gaming jurisdictions and to a lesser extent, the dissolution of the Russian gaming market due to regulatory changes.

A decrease of $1,175 in total Utility revenue is due to the exchange effect of a strengthening U.S. dollar.

The $1,722, or 8.2%, increase in Utility lease revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler lease revenue of $1,681, or 8.1%, as a result of increases in leased units and average lease prices.

●
A net increase of 269, or 5.0%, of leased shuffler units to 5,688 from 5,419, which is consistent with our continued emphasis on leasing versus selling.  The increase was predominantly attributable to increased leased units of our i-Deal™, MD2® and one2six® shufflers.

●
An increase in shuffler average monthly lease price to approximately $440 from approximately $430. The increase was largely attributable to placements of our newer generation shufflers, the i-Deal™ and MD2® shufflers.  These improved lease prices are a direct correlation to the improved “utility” or cost savings the products provide to our customers.

The $5,633 decrease in shuffler sales revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily relates to:

●	A decrease of 472 shuffler units sold to 1,425 units for the nine months ended July 31, 2009 compared to the same prior year period.

●
Offsetting the decline in sold shuffler units was an increase in the average sales price of our shufflers to approximately $15,000 for the nine months ended July 31, 2009 from approximately $14,200 for the same prior year period. This increase reflects the higher sales price of our newer generation shuffler models.

●
A decrease in conversions from leased shufflers to sold shufflers to 183 units for the nine months ended July 31, 2009 compared to 257 units for the same prior year period, reflecting our continued emphasis on leasing versus selling.

The $1,947, or 61.5%, decrease in chipper sales revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	A net decrease of 67, or 53.2%, of chipper units sold to 59 from 126.

●
A decrease in chipper average sales price to approximately $20,600 from approximately $25,100, driven primarily by discounted pricing on a sale of 22 Easy Chipper C® units to a new customer in South Africa, as well as heightened price competition in Europe and sales of refurbished units at lower prices.

The $297, or 6.0%, increase in service revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	An increase in shuffler service contracts of $239, or 4.9%, which relate to previously sold shufflers.

The $769 or 23.0% decrease in Utility other revenue reflects two large sales of parts and peripherals in the prior year period.

Utility gross profit decreased $4,315, or 12.4%, to $30,452 for the nine months ended July 31, 2009 compared to $34,767 for the same prior year period.  Utility gross margin decreased 1.1%, to 57.5% for the nine months ended July 31, 2009 compared to 58.6% for the same prior year period.  These decreases in both gross profit and gross margin primarily related to the following:

●	The continued reduction in shuffler and chipper sales referred to above, consistent with our emphasis on leasing versus selling, predominantly in the United States and the downturn in European sales.

●	Introductory lease pricing on our newer generation products, such as our i-Deal™ shuffler, which will have a short term impact on gross margins.

●
The continued reduction in leased shuffler conversions referred to above.  Conversions traditionally generate higher gross margins as the unit cost, recorded to cost of goods sold, is lower due to the prior depreciation when it was a leased asset.

●	Offset by the proportionate increase in the amount of lease revenue to total Utility revenue. Lease revenue typically generates a higher margin than sales revenue.

●
Offset by a decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $3,667 for the nine months ended July 31, 2009 compared to $4,344 for the same prior year period. The decrease in amortization expense is due to the exchange effect of a strengthening U.S. dollar.

Utility operating income decreased $2,258, or 8.4%, to $24,602 for the nine months ended July 31, 2009 compared to $26,860 for the same prior year period.  Utility operating margin increased 1.1%, to 46.4% for the nine months ended July 31, 2009 as compared to 45.3% for the same prior year period.  The decrease in operating income primarily related to the following:

●	The same factors that caused the reductions in gross profit and gross margin as noted above.

The increase in operating margin primarily related to the following:

●	Proportionate decreases in R&D, legal and sales commission costs attributable to the Utility segment.

Proprietary Table Games Segment Operating Results

Three months ended July 31, 2009 compared to three months ended July 31, 2008

	Three Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
PTG segment revenue:
Royalties and leases	$8,444	$8,869	$(425)	(4.8%)
Sales	1,647	744	903	121.4%
Service	43	67	(24)	(35.8%)
Other	92	28	64	228.6%
Total sales and service revenue	1,782	839	943	112.4%
Total PTG segment revenue	$10,226	$9,708	$518	5.3%

PTG segment gross profit	$8,478	$8,156	$322	3.9%
PTG segment gross margin	82.9%	84.0%
PTG segment operating income	$7,734	$7,394	$340	4.6%
PTG segment operating margin	75.6%	76.2%

PTG installed base:
Royalty units, end of quarter	3,901	4,088	(187)	(4.6%)
Sold units, inception-to-date
Beginning of quarter	1,699	1,526	173	11.3%
Sold during quarter	34	26	8	30.8%
Sold units, end of quarter	1,733	1,552	181	11.7%
Total installed base	5,634	5,640	(6)	(0.1%)

Table game bonusing add-ons, end of quarter	696	514

Total PTG segment revenue increased $518, or 5.3%, to $10,226 for the three months ended July 31, 2009 compared to $9,708 for the same prior year period.  The PTG segment revenue increase was due to the increase in sales revenue, primarily from sales of Three Card Poker® and Fortune Pai Gow Poker® titles. These increases were partially offset by decreases in PTG royalties and leases revenue.

The $425, or 4.8%, decrease in PTG royalties and leases revenue for the three months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	A decrease of $563, or 100.0%, from the prior year period, related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites.

●	Offset by an increase of $149, or 2.6%, to $5,944 from $5,795 related to new placements of our premium table games, primarily Ultimate Texas Hold’em®.

●	A net increase of $209, or 92.5%, in table game bonusing add-ons, predominantly related to the increase in our Fortune Pai Gow Poker® Progressive table game without a corresponding increase in units.

The $903, or 121.4%, increase in PTG sales revenue for the three months ended July 31, 2009 compared to the same prior year period can be directly attributed to:

●
A net increase of 8, or 30.8%, of sold premium table games, comprised primarily of increased sales of our Three Card Poker® table games, representing two large conversions of leased units to sold units.

●	An increase in PTG average sales price to approximately $48,400 from approximately $28,600, also as a result of the two large premium title lease conversions mentioned above.

PTG gross profit increased $322, or 3.9%, to $8,478 for the three months ended July 31, 2009 as compared to $8,156 for the same prior year period. The increase in gross profit primarily related to the following:

●	The overall increase in PTG sales revenue noted above. Table games lifetime license sales and conversions typically drive higher initial gross profits.

PTG gross margin decreased 1.1%, to 82.9% for the three months ended July 31, 2009 compared to 84.0% for the same prior year period.  The decrease in gross margin primarily related to the following:

●	The increase in table game bonusing add-ons which have a lower margin than our live table games.

PTG operating income increased $340, or 4.6%, to $7,734 for the three months ended July 31, 2009 as compared to $7,394 for the same prior year period.  PTG operating margin decreased 0.6% to 75.6% for the three months ended July 31, 2009 as compared to 76.2% for the same prior year period.  The increase in operating income, combined with the decrease in operating margin, primarily related to the following:

●	The same factors that contributed to the increases in gross profit and decreases in gross margin referred to above.

Proprietary Table Games Segment Operating Results

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

	Nine Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
PTG segment revenue:
Royalties and leases	$25,287	$25,105	$182	0.7%
Sales	2,498	3,206	(708)	(22.1%)
Service	133	214	(81)	(37.9%)
Other	821	116	705	607.8%
Total sales and service revenue	3,452	3,536	(84)	(2.4%)
Total PTG segment revenue	$28,739	$28,641	$98	0.3%

PTG segment gross profit	$23,696	$23,909	$(213)	(0.9%)
PTG segment gross margin	82.5%	83.5%
PTG segment operating income	$21,283	$21,499	$(216)	(1.0%)
PTG segment operating margin	74.1%	75.1%

PTG installed base:
Royalty units, end of period	3,901	4,088	(187)	(4.6%)
Sold units, inception-to-date
Beginning of period	1,591	1,437	154	10.7%
Sold during period	142	115	27	23.5%
Sold units, end of period	1,733	1,552	181	11.7%
Total installed base	5,634	5,640	(6)	(0.1%)

Table game bonusing add-ons, end of period	696	514

Total PTG segment revenue increased $98, or 0.3%, to $28,739 for the nine months ended July 31, 2009 compared to $28,641 for the same prior year period.  The PTG segment revenue increase was primarily due to an increase in PTG royalties and leases revenue and increased net revenue from our Three Card Poker® World Championship Tournament, offset by a decrease in PTG sales revenue.

The $182, or 0.7%, increase in PTG royalties and leases revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	An increase of $816, or 4.8%, to $17,865 from $17,049 related to growth in our premium table games, primarily Ultimate Texas Hold’em®.

●	A net increase of $721, or 172.1%, in table game bonusing add-ons, predominantly related to the increase in our Fortune Pai Gow Poker® Progressive table game.

●
An increase in PTG average monthly lease price to approximately $720 from $680, predominantly attributable to strong performance by table game bonusing add-ons, which drove increased revenue without a corresponding increase in units.

●	Offset by a decrease of $563, or 100.0%, from the prior year period related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites.

The $708, or 22.1%, decrease in PTG sales revenue for the nine months ended July 31, 2009 compared to the same prior year period can be directly attributed to:

●
A net decrease of 6, or 15.8%, of sold premium table game units to 32 from 38, comprised primarily of decreases of our Three Card Poker® table games.  This decrease in sales is consistent with our continued emphasis on leasing versus selling.

●
A decrease in PTG average sales price to approximately $17,600 from approximately $27,900, resulting from the sale of side bet lifetime licenses.  Excluding this sale, our average sales price would have been approximately $34,600, up from the prior quarter due to the two large conversion sales of premium titles mentioned under the discussion of the three month period.

The $705, or 607.8% increase in PTG other revenue for the nine months ended July 31, 2009 compared to the same prior year period can be primarily attributed to:

●	An increase in net revenue from our Three Card Poker® World Championship Tournament to approximately $580 from $118.

PTG gross profit decreased $213, or 0.9%, to $23,696 for the nine months ended July 31, 2009 as compared to $23,909 for the same prior year period.   PTG gross margin decreased 1.0%, to 82.5% for the nine months ended July 31, 2009 compared to 83.5% for the same prior year period.  The decreases in gross profit and gross margin were a result of the following:

●	The overall decrease in PTG sales revenue noted above. Table games lifetime license sales typically drive higher initial gross profits.

●	Added depreciation of progressive hardware as part of our add-on initiative.

PTG operating income decreased $216, or 1.0%, to $21,283 for the nine months ended July 31, 2009 as compared to $21,499 for the same prior year period.  PTG operating margin also decreased 1.0% to 74.1% for the nine months ended July 31, 2009 as compared to 75.1% for the same prior year period.  These decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

Electronic Table Systems Segment Operating Results

Three months ended July 31, 2009 compared to three months ended July 31, 2008

	Three Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
ETS segment revenue:
Royalties and leases	$3,072	$2,239	$833	37.2%
Sales	1,593	4,704	(3,111)	(66.1%)
Service	116	147	(31)	(21.1%)
Other	554	936	(382)	(40.8%)
Total sales and service revenue	2,263	5,787	(3,524)	(60.9%)
Total ETS segment revenue	$5,335	$8,026	$(2,691)	(33.5%)

ETS segment gross profit	$2,780	$4,097	$(1,317)	(32.1%)
ETS segment gross margin	52.1%	51.0%
ETS segment operating income	$1,321	$2,276	$(955)	(42.0%)
ETS segment operating margin	24.8%	28.4%

ETS installed base (end of quarter):
Lease seats, end of quarter	1,887	1,403	484	34.5%
Sold seats, inception-to-date
Beginning of quarter	5,983	5,332	651	12.2%
Sold during quarter	75	240	(165)	(68.8%)
Less trade-ins and exchanges	(15)	-	(15)	(100.0%)
Sold units, end of quarter	6,043	5,572	471	8.5%
Total installed base	7,930	6,975	955	13.7%

Total ETS segment revenue decreased $2,691, or 33.5%, to $5,335 for the three months ended July 31, 2009 compared to $8,026 for the same prior year period.  The ETS segment revenue decrease was primarily due to a decrease in ETS sales revenue.  This decrease was partially offset by an increase in ETS royalties and leases revenue, consistent with our continued focus on leasing versus selling, predominantly in the United States.

A decrease of $410 in total ETS revenue was due to the exchange effect of a strengthening U.S. dollar.

The $3,111, or 66.1%, decrease in ETS sales revenue for the three months ended July 31, 2009 compared to the same prior year period primarily reflects:

●	A decrease of 165, or 68.8%, ETS seats sold to 75 from 240, related to a decrease of Table Master™ seats sold in the United States, as well as a decrease in Vegas Star® seats sold in Australia.

●
Offset by an increase in the average ETS sales price per seat to approximately $21,200 from approximately $19,600.  The lower prior year average sales price was driven primarily by sales to a South American distributor.

The $833, or 37.2%, increase in ETS royalties and leases revenue for the three months ended July 31, 2009 compared to the same prior year period, primarily reflects:

●
A net increase of 484, or 34.5%, of ETS seats on lease.  This increase was primarily attributable to Table Master® seats on lease.  These additions were led by our proprietary game titles such as Royal Match 21®, Three Card Poker® and Ultimate Texas Hold’em®.

●	An increase in ETS average monthly lease price to approximately $540 from approximately $530, again led by our proprietary game titles.

The $382, or 40.8%, decrease in ETS other revenue for the three months ended July 31, 2009 compared to the same prior year period, primarily reflects:
●	Decreased sales of parts and peripherals related to previously sold ETS units, especially relating to the Vegas Star product.

ETS gross profit decreased $1,317, or 32.1%, to $2,780 for the three months ended July 31, 2009 compared to $4,097 for the same prior year period.  ETS gross margin increased 1.1% to 52.1% for the three months ended July 31, 2009 compared to 51.0% for the same prior year period. The ETS segment is burdened with substantial amounts of fixed amortization, which can have a large impact on gross margin depending on total segment revenue.  Accordingly, gross margin can vary materially from period to period.  The amount of this amortization, which fluctuates in U.S. dollars depending on the foreign currency translation rates, totaled $421 in the three months ended July 31, 2009 as compared to $515 in the same prior year period. Despite the beneficial effect of the decreased amortization, the decrease in gross profit primarily related to the following:

●	The overall decrease in sales revenues as noted above.

ETS operating income decreased $955, or 42.0%, to $1,321 for the three months ended July 31, 2009 compared to $2,276 for the same prior year period.  ETS operating margin also decreased 3.6% to 24.8% for the three months ended July 31, 2009 compared to 28.4% for the same prior year period.  The decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decrease in gross profit and gross margin referred to above.

●	Offset by a decrease of $327, or 58.4%, in the amount of R&D cost attributable to the ETS segment in Australia.

Electronic Table Systems Segment Operating Results

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

	Nine Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
ETS segment revenue:
Royalties and leases	$8,177	$6,672	$1,505	22.6%
Sales	5,100	11,044	(5,944)	(53.8%)
Service	392	254	138	54.3%
Other	1,365	2,266	(901)	(39.8%)
Total sales and service revenue	6,857	13,564	(6,707)	(49.4%)
Total ETS segment revenue	$15,034	$20,236	$(5,202)	(25.7%)

ETS segment gross profit	$6,175	$9,794	$(3,619)	(37.0%)
ETS segment gross margin	41.1%	48.4%
ETS segment operating income	$2,006	$4,376	$(2,370)	(54.2%)
ETS segment operating margin	13.3%	21.6%

ETS installed base (end of period):
Lease seats, end of period	1,887	1,403	484	34.5%
Sold seats, inception-to-date
Beginning of period	5,780	5,040	740	14.7%
Sold during period	278	532	(254)	(47.7%)
Less trade-ins and exchanges	(15)	-	(15)	(100.0%)
Sold units, end of period	6,043	5,572	471	8.5%
Total installed base	7,930	6,975	955	13.7%

Total ETS segment revenue decreased $5,202, or 25.7%, to $15,034 for the nine months ended July 31, 2009 compared to $20,236 for the same prior year period.  The ETS segment revenue decrease was primarily due to a decrease in ETS sales revenue, and to a lesser extent, the decrease in other revenue.  This decrease was partially offset by an increase in ETS royalties and leases revenue, consistent with our continued focus on leasing versus selling, predominantly in the United States.

A decrease of $1,266 in total ETS revenue was due to the exchange effect of a strengthening U.S. dollar.

The $5,944, or 53.8%, decrease in ETS sales revenue for the nine months ended July 31, 2009 compared to the same prior year period primarily reflects:

●
A decrease of 254, or 47.7%, ETS seats sold to 278 from 532, predominantly related to decreased sales of Table Master™ seats in the United States and to a lesser extent related to decreases of Vegas Star® and Rapid Roulette®  seats sold  in Australia.

●
A decrease in the average ETS sales price per seat to approximately $18,300 from approximately $20,800.  Average sales prices of Vegas Star® units in Australia were adversely affected by a sale of refurbished units at reduced prices.

The $1,505, or 22.6%, increase in ETS royalties and leases revenue for the nine months ended July 31, 2009 compared to the same prior year period, primarily reflects:

●
A net increase of 484, or 34.5%, of ETS seats on lease.  This increase was primarily attributable to Table Master® seats on lease.  These additions were led by our proprietary game titles such as Royal Match 21®, Three Card Poker® and Ultimate Texas Hold’em®.

●
Offset by a decrease in ETS average monthly lease price to approximately $480 from approximately $530.  The decrease was predominantly attributable to declining volume of units on participation and new placements in markets where we are competing with live table games.

ETS gross profit decreased $3,619, or 37.0%, to $6,175
 for the nine months ended July 31, 2009 compared to $9,794 for the same prior year period.  ETS gross margin also decreased 7.3% to 41.1% for the nine months ended July 31, 2009 compared to 48.4% for the same prior year period. The ETS segment is burdened with substantial amounts of fixed amortization, which can have a large impact on gross margin depending on total revenue.  Accordingly, gross margin can vary materially from period to period.  Despite the beneficial effect of the decreased amortization, the decreases in both gross profit and gross margin primarily related to the following:

●	The overall decrease in revenues as noted above, on a proportionately fixed amount of amortization.

●	The decrease in sold units, which typically drive a higher initial gross profit than leased units.

●	The sales of refurbished units at reduced prices and reduced margins.

●
Offset by a decrease in amortization expense associated with the one2six® shuffler and Easy Chipper C® to $3,667 for the nine months ended July 31, 2009 compared to $4,344 for the same prior year period. The decrease in amortization expense is due to the exchange effect of a strengthening U.S. dollar.

ETS operating income decreased $2,370, or 54.2%, to $2,006 for the nine months ended July 31, 2009 compared to $4,376 for the same prior year period.  ETS operating margin also decreased 8.3% to 13.3% for the nine months ended July 31, 2009 compared to 21.6% for the same prior year period.  The decreases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the decreases in gross profit and gross margin referred to above.

●	Offset by a decrease of $1,085, or 60.2%, in the amount of R&D cost attributable to the ETS segment in Australia.

Electronic Gaming Machines Segment Operating Results

Three months ended July 31, 2009 compared to three months ended July 31, 2008

	Three Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
EGM segment revenue:
Lease	$9	$-	$9	100.0%
Sales	9,269	9,351	(82)	(0.9%)
Other	2,966	2,423	543	22.4%
Total sales and service revenue	12,235	11,774	461	3.9%
Total EGM segment revenue	$12,244	$11,774	$470	4.0%

EGM segment gross profit	$6,128	$5,380	$748	13.9%
EGM segment gross margin	50.0%	45.7%
EGM segment operating income	$4,267	$3,531	$736	20.8%
EGM segment operating margin	34.8%	30.0%

EGM installed base (end of quarter):
Lease seats, end of quarter	11	2	9	450.0%
Sold seats, inception-to-date
Beginning of quarter	22,395	19,817	2,578	13.0%
Sold during quarter	737	618	119	19.3%
Sold units, end of quarter	23,132	20,435	2,697	13.2%
Total installed base	23,143	20,437	2,706	13.2%

Total EGM segment revenue increased $470, or 4.0%, to $12,244 for the three months ended July 31, 2009 compared to $11,774 for the same prior year period.  Revenue growth of 24.8% in Australian dollars, driven by increased placements, was offset by a decrease of $2,599 in total EGM revenue, due to the exchange effect of a strengthening U.S. dollar.

A decrease of $82, or 0.9%, in EGM sales revenue for the three months ended July 31, 2009 compared to the same prior year period is primarily attributable to:

●
A decrease in the average sales price to approximately $12,600 from approximately $15,100.  The decrease in average sales price was due to the exchange effect of a strengthening U.S. dollar.  The average sales price in Australian dollars increased approximately one percent over the prior year period.

●	Offset by an increase of 19.3% in the number of units sold to 737 from 618 in the prior year period.

The $543, or 22.4%, increase in EGM other revenue for the three months ended July 31, 2009 compared to the same prior year period can be directly attributable to:

●	An increase of $441, or 33.6%, to $1,754 from $1,313 of parts and other peripheral sales related to previously sold EGM seats.

●	An increase of $102, or 9.2%, to $1,212 from $1,110 of EGM conversion kits sales.

EGM gross profit increased $748, or 13.9%, to $6,128 for the three months ended July 31, 2009 compared to $5,380 for the same prior year period.  EGM gross margin also increased 4.3% to 50.0% for the three months ended July 31, 2009 compared to 45.7% for the same prior year period.  The increases in both gross profit and gross margin primarily related to the following:

●	The increase of peripheral sales, which typically have higher margins.

●
Increased margins in our EGM business, driven primarily by increased efficiencies realized in the current period in our production process which resulted in decreased manufacturing costs at Stargames as well as the sale of certain high margin conversions.

EGM operating income increased $736, or 20.8%, to $4,267 for the three months ended July 31, 2009 compared to $3,531 for the same prior year period.  EGM operating margin also increased 4.8% to 34.8% for the three months ended July 31, 2009 compared to 30.0% for the same prior year period.  The increases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the increases in gross profit and gross margin referred to above.

Nine months ended July 31, 2009 compared to nine months ended July 31, 2008

	Nine Months Ended
	July 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
EGM segment revenue:
Lease	$9	$-	$9	100.0%
Sales	21,638	21,269	369	1.7%
Other	6,386	6,829	(443)	(6.5%)
Total sales and service revenue	28,024	28,098	(74)	(0.3%)
Total EGM segment revenue	$28,033	$28,098	$(65)	(0.2%)

EGM segment gross profit	$13,313	$12,447	$866	7.0%
EGM segment gross margin	47.5%	44.3%
EGM segment operating income	$8,331	$6,721	$1,610	24.0%
EGM segment operating margin	29.7%	23.9%

EGM installed base:
Lease seats, end of period	11	2	9	450.0%
Sold seats, inception-to-date
Beginning of period	21,321	18,993	2,328	12.3%
Sold during period	1,811	1,442	369	25.6%
Sold units, end of period	23,132	20,435	2,697	13.2%
Total installed base	23,143	20,437	2,706	13.2%

Total EGM segment revenue decreased $65, or 0.2%, to $28,033 for the nine months ended July 31, 2009 compared to $28,098 for the same prior year period.  Revenue growth of 29.5% in Australian dollars, driven by increased placements, was offset by a decrease of $8,054 in total EGM revenue, due to the exchange effect of a strengthening U.S. dollar.

A $369, or 1.7%, increase in EGM sales revenue for the nine months ended July 31, 2009 compared to the same prior year period is primarily attributable to:

●	An increase of 25.6% in the number of units sold, to 1,811 from 1,442 in the prior year period.

●
Slightly offset by a decrease in the average sales price to approximately $11,900 from approximately $14,700.  The decrease in average sales price was driven by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar.  The average sales price in Australian dollars increased approximately three percent over the prior year period.

The $443, or 6.5%, decrease in EGM other revenue for the nine months ended July 31, 2009 compared to the same prior year period can be directly attributable to:

●	A decrease of $1,297, or 28.3%, to $3,292 from $4,589 of parts and other peripheral sales related to previously sold EGM seats.

●	Partially offset by an increase of $854, or 38.1%, to $3,094 from $2,240 of EGM conversion kit sales.

EGM gross profit increased $866, or 7.0%, to $13,313 for the nine months ended July 31, 2009 compared to $12,447 for the same prior year period.  EGM gross margin also increased 3.2% to 47.5% for the nine months ended July 31, 2009 compared to 44.3% for the same prior year period.  The increases in both gross profit and gross margin primarily related to the following:

●
Increased margins in our EGM business, driven primarily by increased efficiencies realized in the current period in our production process which resulted in decreased manufacturing costs at Stargames as well as the sale of certain high margin conversions.

●	Offset by the margin on reduced parts and peripheral sales, which typically drive higher gross margins than whole units.

EGM operating income increased $1,610, or 24.0%, to $8,331 for the nine months ended July 31, 2009 compared to $6,721 for the same prior year period.  EGM operating margin also increased 5.8% to 29.7% for the nine months ended July 31, 2009 compared to 23.9% for the same prior year period.  The increases in both operating income and operating margin primarily related to the following:

●	The same factors that contributed to the increases in gross profit and gross margin referred to above.

●
A decrease of $761, or 13.6%, in the amount of R&D cost attributable to the EGM segment in Australia.  This reduction was driven by the fluctuations in the exchange rate between the Australian dollar and the U.S. dollar referred to above.  The cost in Australian dollars increased approximately 13% over the prior year period.

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

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2009	2008	(Decrease)	Change

Cash and cash equivalents	$17,189	$5,374	$11,815	219.9%
Working capital	$64,048	$7,739	$56,309	727.6%
Current ratio	3.2 : 1	1.1 : 1	2.1

The changes in our working capital and current ratio as of July 31, 2009 compared with October 31, 2008 primarily relate to the purchase of $10,000 of our outstanding Notes in December 2008, the purchase of $30,250 of our remaining outstanding Notes in April 2009, borrowings on our Revolver, which are classified as long term, increased cash and cash equivalents of $11,815, increased inventory and a reduction in our accounts payable and accrued liabilities.

Cash Flow Summary

	Nine Months Ended
	July 31,		Provided	Percentage
	2009	2008	(Used)	Change

Operations	$29,570	$42,201	$(12,631)	(29.9%)
Investing	(5,901)	(9,448)	3,547	37.5%
Financing	(12,445)	51,678	(64,123)	(124.1%)
Effects of exchange rates	591	421	170	40.4%
Net Change	$11,815	$84,852	$(73,037)	(86.1%)

Capital Expenditures

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Nine Months Ended
	July 31,		Provided	Percentage
	2009	2008	(Used)	Change

Payments for products leased and held for lease	$(7,931)	$(11,380)	$3,449	30.3%
Purchases of property and equipment	(705)	(2,055)	1,350	65.7%
Purchases of intangible assets	(3,893)	(1,026)	(2,867)	(279.4%)
Total capital expenditures	$(12,529)	$(14,461)	$1,932	13.4%

,

Operations

Cash flows provided by operating activities decreased $12,631, or 29.9%, to $29,570 for the nine months ended July 31, 2009 compared to $42,201 for the same prior year period, primarily due to the following:

●
Increase cash used for inventory of $13,917, or 162.8%, to ($5,366) for the nine months ended July 31, 2009 as compared to reduction in inventory of $8,551 for the same prior year period.   The increase in inventory for the nine months ended July 31, 2009, is primarily related to future orders of our ETS and shuffler products.

●
Offset by cash provided by net changes in operating assets and liabilities, excluding inventory, of ($4,720), or 48.3%, to $5,054 for the nine months ended July 31, 2009 as compared to $9,774 for the same prior year period.  The net changes were primarily driven by the decrease in accounts payable and accrued liabilities for the nine months ended July 31, 2009.  This decrease is being driven by our overall reduction in expenditures in the current year and several large payments made to vendors during the first 3-months of the current year.

Investing

Cash flows used for investing activities decreased $3,547, or 37.5%, to ($5,901) for the nine months ended July 31, 2009 compared to ($9,448) for the same prior year period primarily due to the following:

●	Proceeds from the release of our $3,000 cash security, plus interest earned thereon, posted in fiscal 2004 that related to a patent infringement lawsuit with Elixir.

●
A decrease in cash used for payments for products leased and held for lease of $3,449, or 30.3%, to $7,931 for the nine months ended July 31, 2009 as compared to $11,380 for the same prior year period.  This decrease was caused by an overall reduction in the number of new leased ETS units placed within the nine months ended July 31, 2009, in addition to lower overall cost associated with new shuffler units placed on lease.

●
Offset by an increase in cash used for purchases of intangible assets of $2,867, or 279.4%, to $3,893 for the nine months ended July 31, 2009 as compared to $1,026 for the same prior year period.  The increase was primarily attributable to the Elixir asset purchase during March 2009.

Financing

Cash flows used by financing activities decreased $64,123, or 124.1%, to $(12,445) for the nine months ended July 31, 2009, as compared to $51,678 of cash provided by financing activities for the same prior year period primarily due to the following:

●	A decrease of $69,974 attributable to cash received from the public offering of 17,647,059 shares of our common stock at $4.25 per share during the prior year period.

●
An increase in cash used for debt repayments of $31,900, or 103.4%, to $62,744 for the nine months ended July 31, 2009 compared to $30,844 for the same prior year period. For the nine months ended July 31, 2009, debt repayments principally related to our Notes in addition to the payment of the remaining liability of Bet Technology, Inc.  For the nine months ended July 31, 2008, debt payments related predominantly to repayments on our Revolver in addition to paying off the remaining principal and interest of our ENPAT note payable.

●
Offset by an increase in cash provided by debt proceeds of $37,852, or 301.7%, to $50,400 for the nine months ended July 31, 2009, compared to $12,548 for the same prior year period.  For the nine months ended July 31, 2009, debt proceeds principally related to borrowings under our Revolver.  For the nine months ended July 31, 2008, debt proceeds related to our Revolver, which was used for working capital, capital expenditures and general corporate purposes.

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

DEBT, OTHER LONG-TERM LIABILITES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have changed materially from the amounts disclosed in our Form 10-K for the year ended October 31, 2008 with the purchase of $10,000 of our outstanding Notes in December 2008, the purchase of $30,250 of our remaining outstanding Notes in April 2009, the $34,000 draw on our Revolver, the forgiveness of the PGIC TGD minimum consideration and the payoff of the remaining liability of Bet Technology, Inc.  We do not have material off-balance sheet arrangements. See Note 4 to our condensed consolidated financial statements for further discussion.

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

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed in “Note 1. Description of Business and Summary of Significant Accounting Policies,” in our Form 10-K for the year ended October 31, 2008. Our significant accounting policies require the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk. As of July 31, 2009, we had approximately $110,000 of variable rate debt. Assuming a 1% change in the average interest rate as of July 31, 2009, our annual interest cost would change by approximately $1,100.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and nine months ended July 31, 2009 and 2008, were the Australian dollar and the Euro.  We net settle intercompany trade balances, which results in the recognition of foreign currency fluctuations pursuant to SFAS No. 52, “Foreign Currency Translation.”  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2009.  Such conclusions resulted from the identification of deficiencies that were determined to be a material weakness as reported in Item 9A of our Annual Report on Form 10-K dated January 14, 2009, and described under "Changes in Internal Control Over Financial Reporting" and remained unremediated as of July 31, 2009.

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

During the quarter ended July 31, 2009, we have completed certain remediation initiatives including, but not limited to:

●	Performed physical counts of substantially all domestic inventory.

●	Provided additional training to the warehouse staff on inventory policies and procedures, including tracking raw materials through the inventory process.

Management has scheduled additional remediation initiatives to be completed in the remainder of fiscal year 2009.  These include, but are not limited to:

●	Re-implement the cycle count process to ensure inventory policies and procedures are being followed.

While management believes significant progress has been made regarding the implementation of these initiatives, additional procedures and further evaluations are ongoing.  Remediation of the material weakness identified as October 31, 2008, remains a priority for us during fiscal year 2009 and we anticipate remediation as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

Except for the remediation initiatives with respect to the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2008, see Notes 11 and 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2008.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2008.  For the nine months ended July 31, 2009, there were no additional risk factors other than those discussed below.

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

None.

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
Date: September 9, 2009
/s/ Timothy J. parrott
Timothy J. Parrott Chief Executive Officer (Principal Executive Officer)
/s/ Linster W. Fox
Linster W. Fox Chief Financial Officer (Principal Financial Officer)