Form 10-Q
period 2010-01-31
SHUFFLE MASTER INC
filed 2010-03-11
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 8, 2010, there were 53,581,873 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2010

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)
	Three Months Ended
	January 31,
	2010	2009
Revenue:
Product leases and royalties	$20,493	$18,356
Product sales and service	19,843	16,110
Other	-	23
Total revenue	40,336	34,489
Costs and expenses:
Cost of leases and royalties	6,304	5,839
Cost of sales and service	9,185	8,089
Gross profit	24,847	20,561
Selling, general and administrative	14,357	15,651
Research and development	4,962	3,740
Total costs and expenses	34,808	33,319

Income from operations	5,528	1,170

Other income (expense):
Interest income	138	234
Interest expense	(1,056)	(1,872)
Other, net	654	(849)
Total other income (expense)	(264)	(2,487)
Gain on early extinguishment of debt	-	163
Income (loss) before tax	5,264	(1,154)
Income tax provision (benefit)	1,585	(181)
Net income (loss)	$3,679	$(973)

Basic earnings (loss) per share:	$0.07	$(0.02)
Diluted earnings (loss) per share:	$0.07	$(0.02)

Weighted average shares outstanding:
Basic	53,216	53,058
Diluted	54,056	53,058

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share amounts)

	January 31,	October 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$16,770	$7,840
Accounts receivable, net of allowance for bad debts of $745 and $630	22,335	36,371
Investment in sales-type leases and notes receivable, net of allowance
for bad debts of $171 and $164	2,423	2,281
Inventories	28,359	27,639
Prepaid income taxes	4,598	5,893
Deferred income taxes	6,747	6,637
Other current assets	6,633	5,897
Total current assets	87,865	92,558
Investment in sales-type leases and notes receivable, net of current portion	1,548	1,295
Products leased and held for lease, net	26,133	23,653
Property and equipment, net	9,459	9,506
Intangible assets, net	68,682	71,338
Goodwill	72,450	74,662
Deferred income taxes	8,655	9,414
Other assets	2,855	3,043
Total assets	$277,647	$285,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,175	$6,336
Accrued and other current liabilities	9,629	16,608
Deferred income taxes, current	59	62
Customer deposits	2,936	2,828
Deferred revenue	5,250	6,802
Current portion of long-term debt	650	650
Total current liabilities	23,699	33,286
Long-term debt, net of current portion	95,468	92,560
Other long-term liabilities	3,271	3,549
Total liabilities	122,438	129,395
Commitments and contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,579
shares issued and outstanding	536	536
Additional paid-in capital	89,434	88,977
Retained earnings	45,961	42,282
Accumulated other comprehensive income	19,278	24,279
Total shareholders' equity	155,209	156,074
Total liabilities and shareholders' equity	$277,647	$285,469

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,679	$(973)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,125	5,715
Amortization of debt issuance costs	261	325
Share-based compensation	1,008	2,211
Provision for bad debts	158	43
Write-down for inventory obsolescence	267	-
Gain on sale of leased assets	(1,530)	(354)
Loss on sale of assets	(49)	-
Gain on early extinguishment of debt	-	(163)
Changes in operating assets and liabilities:
Accounts receivable	13,707	8,737
Investment in sales-type leases and notes receivable	(401)	1,888
Inventories	(1,456)	(2,227)
Accounts payable and accrued liabilities	(8,752)	(7,819)
Customer deposits and deferred revenue	(1,485)	471
Income taxes payable, net of stock option exercises	(28)	(66)
Deferred income taxes	36	(354)
Prepaid income taxes	1,283	1,616
Other	(984)	(1,024)
Net cash provided by operating activities	11,839	8,026

Cash flows from investing activities:
Proceeds from sale of leased assets	1,796	523
Proceeds from sale of assets	50	161
Payments for products leased and held for lease	(5,026)	(728)
Purchases of property and equipment	(729)	(247)
Purchases of intangible assets	(1,576)	(147)
Other	(268)	-
Net cash used in investing activities	(5,753)	(438)

Cash flows from financing activities:
Proceeds from Revolver borrowings	8,245	12,000
Repurchase of common stock	-	(18)
Debt payments on Revolver	(1,000)	(6,000)
Debt payments on Term Loan	(4,332)	-
Debt payment on contingent convertible senior notes	-	(9,838)
Other	(83)	(694)
Net cash provided by (used in) financing activities	2,830	(4,550)

Effect of exchange rate changes on cash and cash equivalents	14	(47)

Net increase in cash and cash equivalents	8,930	2,991
Cash and cash equivalents, beginning of period	7,840	5,374
Cash and cash equivalents, end of period	$16,770	$8,365

Cash paid (received) for:
Income taxes, net of refunds	(441)	(1,520)
Interest	661	898

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

Utility. Our Utility segment develops products for our casino customers that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. This segment also includes our i-Shoe™ Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games.

Electronic Table Systems.  Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the i-Table™, Table Master™, Vegas Star® and Rapid Table Games™.  Our i-Table platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler that is designed to dramatically improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we offer our customers a choice between a sale and long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on January 14, 2010.  The results of operations for the three months ended January 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

Our unaudited condensed consolidated balance sheet as of October 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

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

Revenue recognition. In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multi-element arrangements. We elected to early adopt this new guidance prospectively effective November 1, 2009 (the first day of fiscal year 2010). For transactions entered into prior to November 1, 2009, revenues will continue to be recognized based on prior revenue recognition guidance. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality is now considered to be a “non-software” element and, accordingly, will no longer be subject to software revenue accounting. The new guidance also established a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s estimate of selling price (“ESP”), and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, ESP is the amount we would sell the product or service for individually. The determination of ESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for an undelivered element will no longer be deferred. Generally, revenues allocated to non-software elements will be recognized upon delivery and customer acceptance, and only revenues allocated to software elements may require deferral and recognition over the lease or license term.

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the quarter ended January 31, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

Participating securities in share-based payment transactions. For the period beginning November 1, 2009, we adopted new accounting guidance issued in June 2008 for determining whether instruments granted in share-based payment transactions are participating securities which should be included in the computation of EPS using the two-class method. Restricted stock granted under our share-based award plans is considered a participating security because it carries non-forfeitable rights to dividends. The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.

Other recently adopted accounting standards. As of November 1, 2009, we adopted the new accounting guidance which establishes two levels of U.S. GAAP: authoritative and nonauthoritative. The ASC is now the single source of authoritative nongovernmental U.S. GAAP. All other literature is considered non-authoritative. The Company’s adoption of this statement did not have a material effect on the condensed consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

As of November 1, 2009, we adopted the new accounting guidance related to determining the useful life of intangible assets, which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after November 1, 2009. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of November 1, 2009.   The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.

As of November 1, 2009, we adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, there is new guidance for determining the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements are applied prospectively to all intangible assets recognized in financial statements. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	January 31,	October 31,
	2010	2009
	(In thousands)
Inventories:
Raw materials and component parts	$15,390	$13,668
Work-in-process	5,110	4,353
Finished goods	7,859	9,618
Total	$28,359	$27,639

	January 31,	October 31,
	2010	2009
	(In thousands)
Other current assets:
Deferred cost of goods sold	$2,106	$2,118
Other prepaid expenses	2,232	1,956
Other receivables	2,180	1,631
Other	115	192
Total	$6,633	$5,897

	January 31,	October 31,
	2010	2009
	(In thousands)
Products leased and held for lease:
Utility	$35,318	$32,828
Less: accumulated depreciation	(24,562)	(23,649)
Utility, net	10,756	9,179

Proprietary Table Games	2,726	2,706
Less: accumulated depreciation	(1,626)	(1,498)
Proprietary Table Games, net	1,100	1,208

Electronic Table Systems	24,474	22,258
Less: accumulated depreciation	(10,197)	(8,992)
Electronic Table Systems, net	14,277	13,266

Total, net	$26,133	$23,653

Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method. Debt issuance cost, net, included in other long-term assets, is $277 and $259 for the three months ended January 31, 2010 and October 31, 2009, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a weighted-average period of 1.9 years.

	January 31,	October 31,
	2010	2009
	(In thousands)
Accrued and other current liabilities:
Accrued interest	$48	$155
Accrued compensation	5,608	10,137
Accrued taxes	909	2,083
Other accrued liabilities	3,064	4,233
Total	$9,629	$16,608

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $3,270 and $3,203 for the three months ended January 31, 2010 and 2009, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	January 31,	October 31,
	Useful Life	2010	2009
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$64,828	$65,345
Less: accumulated amortization		(42,873)	(42,697)
		21,955	22,648

Customer relationships	10 years	22,977	23,290
Less: accumulated amortization		(7,197)	(6,704)
		15,780	16,586

Licenses and other	6 years	13,017	12,722
Less: accumulated amortization		(3,380)	(2,934)
		9,637	9,788

Developed technology	4 years	9,777	9,934
Less: accumulated amortization		(9,777)	(9,313)
		-	621

Total		$47,372	$49,643

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $21,310 and $21,695 as of January 31, 2010 and October 31, 2009, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of January 31, 2010, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662
Foreign currency translation adjustment	(2,129)	-	(176)	(175)	(2,480)
Other	-	268	-	-	268
Balance at January 31, 2010	$42,006	$8,585	$10,955	$10,904	$72,450

The $268 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the quarter ended January 31, 2010, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 11.

For additional information about our segments, including segment revenue, operating income (loss) and assets, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

4. DEBT

Debt consisted of the following:

	January 31,	October 31,
	2010	2009
	(In thousands)
Term Loan	$60,018	$64,350
Senior secured revolving credit facility (the "Revolver")	35,245	28,000
Kings Gaming Inc. contingent consideration	515	506
Bet the Set "21" contingent consideration	340	354
Total debt	96,118	93,210
Less: current portion	(650)	(650)
Total long-term debt	$95,468	$92,560

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A., as Syndication Agent. The Senior Secured Credit Facility consisted of a $100,000 revolving credit facility (the “Revolver”), from which we initially drew $71,180 in order to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Loans under the Revolver bear interest at a margin over LIBOR or Base Rate, as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time. Our effective interest rates as of January 31, 2010 and October 31, 2009 were 5.5% and 4.8%, respectively. Borrowings under the Revolver may be used to make payments on the Term Loan, for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amounts drawn under the Revolver were $35,245 and $28,000 as of January 31, 2010 and October 31, 2009, respectively.  As of January 31, 2010, we had approximately $64,755 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

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

The Term Loan bears interest at 2.75% over the Base Rate or 3.75% over LIBOR, as elected by us.  The Term Loan has scheduled amortization payments of 0.25% of the principal on the effective date of the loan, every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions also require us to prepay the Term Loan with (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage) (the “Excess Cash Flow Payment”); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested. The scheduled amortization payments of 0.25% of the principal every quarter are classified as current portion of long-term debt as they are intended to be satisfied with cash on hand. The Excess Cash Flow Payment was intended to be satisfied through borrowings on our Revolver and was classified under long-term debt. The Excess Cash Flow Payment of $4,169 was made on January 29, 2010 through borrowings on our Revolver. The Term Loan matures on November 30, 2011.

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.0 to 1 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio steps down to 3.75 to 1 in the quarter ending July 31, 2010. Our Total Leverage Ratio as of January 31, 2010 and October 31, 2009 was 1.46 to 1.0 and 1.52 to 1.0, respectively, and our Interest Coverage Ratio as of January 31, 2010 and October 31, 2009 was 19.1 to 1.0 and 14.8 to 1.0, respectively.

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

Kings Gaming Inc. contingent consideration. In April 2007, we purchased the Play Four Poker patent and trademark from Kings Gaming Inc. for a total purchase price of $1,140. Of the total $1,140 purchase price, $500 was deposited into an interest bearing escrow account for Kings Gaming Inc, which shall remain in escrow until September 1, 2012 (the “Maturity Date”); consequently the $500 is classified as a restricted asset on our balance sheet in other long term assets. On the Maturity Date, Kings Gaming Inc. will be entitled to the $500 escrowed amount and interest earned thereon contingent upon no claims being made against the purchased patent and trademark, as outlined in the Intellectual Property Purchase Agreement, dated April 17, 2007 (the “Effective Date”). On each anniversary of the Effective Date until the Maturity Date, Kings Gaming Inc. shall only be entitled to interest accrued in the interest bearing escrow account. The balance of this liability as of January 31, 2010 and October 31, 2009 was $515 and $506, respectively.

Bet the Set “21”® contingent consideration. In connection with our acquisition of Bet the Set “21” in June 2005, we recorded contingent consideration of $560. The contingent consideration is non-interest bearing and consists of quarterly payments of 22.5% of “adjusted gross revenues,” as defined, attributed to the Bet the Set “21” side bet table game up to a maximum of $560. The balance of this liability as of January 31, 2010 and October 31, 2009 was $340 and $354, respectively.

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock, however, we generally prioritize bank debt reduction over share repurchases.  As such, for the three months ended January 31, 2010, there were no common stock repurchases, as compared to January 31, 2009, where we repurchased 4 shares of our common stock for a total of $18 at an average price of $4.87 per share.  As of January 31, 2010, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income (loss). For the three months ended January 31, 2010 and 2009, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended
	January 31,
	2010	2009
Net income (loss)	$3,679	$(973)
Currency translation adjustment	(5,001)	(2,295)
Total comprehensive income (loss)	$(1,322)	$(3,268)

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

In January 2009, our board of directors adopted and, in March 2009, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) (the “Amended 2004 Plan”). The Amended 2004 Plan increased the number of shares available for issuance in addition to other related technical changes. Subject to the Amended 2004 Plan, the aggregate number of shares that may be granted under the Amended 2004 Plan may not exceed 5,200 shares of which no more than 2,590 shares may be granted as restricted stock.

As of January 31, 2010, 2,000 and 480 shares are available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(thousands)	(per share)	(years)	(thousands)

Outstanding at October 31, 2009	4,365	$14.56	6.2	$4,520
Granted	547	7.36	9.9	-
Exercised	-	-	-	-
Forfeited or expired	(66)	25.56	-	-
Outstanding at January 31, 2010	4,846	13.60	6.3	6,786
Exercisable at January 31, 2010	2,852	16.67	4.6	1,202
Vested and expected to vest at January 31, 2010	1,920	9.31	1.6	5,399

For the three months ended January 31, 2010 and 2009, we issued 547 and 419 stock options, with an aggregate fair market value of $2,201 and $932, respectively. For the three months ended January 31, 2010 and 2009, there were no stock options exercised and therefore no related income tax benefit.  As of January 31, 2010, there was approximately $4,384 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity related to restricted stock as of January 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(thousands)

Nonvested at October 31, 2009	442	$19.55	1.91	$3,452
Granted	65	7.70	3.96	578
Vested	(82)	22.18	-	-
Forfeited	(30)	29.86	-	-
Nonvested at January 31, 2010	395	16.29	2.88	3,513

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of January 31, 2010, there was approximately $1,629 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 1.0 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Compensation costs:
Stock options	$981	$837
Restricted stock	27	1,374
Total compensation cost	$1,008	$2,211
Related tax benefit	$(313)	$(689)

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

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

Three Months Ended
January 31, 2010
Option valuation assumptions:
Expected dividend yield	None
Expected volatility	68.7%
Risk-free interest rate	2.0%
Expected term	4.4 years

7. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	January 31,
	2010	2009

Net income (loss) available to common shares (1)	$3,679	$(973)

Basic
Weighted average shares	53,216	53,058

Diluted
Weighted average shares, basic	53,216	53,058
Dilutive effect of options and restricted stock	840	-
Weighted average shares, diluted	54,056	53,058

Basic earnings (loss) per share	$0.07	$(0.02)
Diluted earnings (loss) per share	$0.07	$(0.02)
Weighted average anti-dilutive shares excluded from diluted EPS	3,011	10,379

(1) Net income (loss) available to participating securities was not significant

8. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair values of our Revolver and Term Loan have been calculated based on market borrowing rates available as of January 31, 2010 for debt with similar terms and maturities.  These market assumptions include a LIBOR-based yield curve, interest rate spread based on our specific risk and an original issue discount. The following table provides the fair value measurement information about our long-term debt as of January 31, 2010.

	Carrying Value	Fair Value	Fair Value
	January 31, 2010	January 31, 2010	Hierarchy

Term Loan	$60,018	$58,578	Level 2
Revolver	35,245	31,861	Level 2
Total	$95,263	$90,439

9. OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following:

	Three Months Ended
	January 31,
	2010	2009
	(In thousands)
Other income (expense):
Interest income	$138	$234
Interest expense	(1,056)	(1,872)
Other, net	654	(849)
Total other income (expense)	$(264)	$(2,487)

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand.  Interest expense for the three months ended January 31, 2010 primarily relates to interest on our Revolver and Term Loan.  Interest expense for the three months ended January 31, 2009 primarily related to interest on our Revolver, Term Loan and our Contingent convertible senior notes (“Notes”) that were fully extinguished during the third quarter of 2009.  Interest expense also includes amortization of debt issuance costs, which resulted from the issuance of our long-term debt. For the three months ended January 31, 2010, amortization of debt issue costs was $261 and primarily related to our Revolver and Term Loan.  For the three months ended January 31, 2009, amortization of debt issue costs was $325 and related primarily to our Revolver, Term Loan and Notes.

10. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended
	January 31,
	2010	2009
	(dollars in thousands)
Revenue:
Utility	$17,616	$15,751
Proprietary Table Games	9,035	9,661
Electronic Table Systems	8,375	3,969
Electronic Gaming Machines	5,310	5,085
Unallocated Corporate	-	23
	$40,336	$34,489
Gross profit (loss):
Utility	$10,705	$8,528
Proprietary Table Games	7,537	8,045
Electronic Table Systems	3,919	1,560
Electronic Gaming Machines	2,686	2,422
Unallocated Corporate	-	6
	$24,847	$20,561
Operating income (loss):
Utility	$8,903	$6,871
Proprietary Table Games	6,930	7,263
Electronic Table Systems	1,523	147
Electronic Gaming Machines	1,107	996
Unallocated Corporate	(12,935)	(14,107)
	$5,528	$1,170
Depreciation and amortization:
Utility	$2,068	$2,300
Proprietary Table Games	1,173	1,162
Electronic Table Systems	1,967	1,517
Electronic Gaming Machines	197	211
Unallocated Corporate	720	525
	$6,125	$5,715
Capital expenditures:
Utility	$3,052	$424
Proprietary Table Games	623	158
Electronic Table Systems	2,344	285
Electronic Gaming Machines	878	5
Unallocated Corporate	434	250
	$7,331	$1,122

REVENUE BY GEOGRAPHIC AREA

No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended
	January 31,
	2010		2009
	(In thousands)
Revenue:
United States	$22,490	55.8%	$19,874	57.6%
Canada	2,780	6.9%	3,230	9.4%
Other North America	655	1.6%	555	1.6%
Europe	2,142	5.3%	1,730	5.0%
Australia	9,728	24.1%	7,384	21.4%
Asia	1,831	4.5%	940	2.7%
Other	710	1.8%	776	2.3%
	$40,336	100.0%	$34,489	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2010 and 2009, minimum aggregate severance benefits totaled $6,767 and $5,214, respectively.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of January 31, 2010. As of January 31, 2010, we paid approximately $8,800 of the $12,000 maximum amount since February 2004. Additional consideration up to $3,200 is contingently payable through 2014 based upon future revenue streams.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. We record accruals for such contingencies to the extent that we conclude that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation. For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our annual report on Form 10-K for the year ended October 31, 2009. Updates to matters previously reported are included below and the item numbers listed corresponds with the items numbers listed in our annual report on Form 10-K for the year ended October 31, 2009.

3.           GEI – On November 24, 2009, Gaming Entertainment, Inc.(hereinafter “GEI”) joined Yehia Awada in filing for bankruptcy protection, and thus all collection activities with respect to our judgment against both GEI and Yehia Awada were stayed.

4.           Class Action Lawsuits – See Subsequent Events.

5.           Shareholder Derivative Suits – Shareholder Derivative Lawsuit III (the “State Derivative Lawsuit”)

On November 9, 2009, Gerard Denham, derivatively on behalf of Nominal Defendant Shuffle Master, Inc., filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, against the following Defendants:  Mark L. Yoseloff, Richard L. Baldwin, Garry W. Saunders, Louis Castle, Phillip Peckman, John Bailey, Todd D. Jordan, Ken Robson, William Warner and Nominal Defendant, Shuffle Master, Inc.  The claims in this case are substantively similar to Shareholder Derivative Lawsuit I and II discussed in our annual report on Form 10-K.  Defendant Yoseloff is our former CEO.  Defendant Baldwin is our former CFO.  Defendants Saunders, Castle, Peckman and Bailey are current members of our Board of Directors.  Defendants Jordan, Robson and Warner are former members of our Board of Directors.  The claims stem from a demand made by the Plaintiff on our Board of Directors in July 2007 and the September 2009 rejection of the demand in a letter by a Special Demand Review Committee created by our Board.  The Complaint contains the following claims against all Defendants:

1.	Breach of fiduciary duties for disseminating false and misleading statements.
2.	Breach of fiduciary duties for failing to maintain internal controls.
3.	Unjust enrichment.
4.	Abuse of control.
5.	Gross mismanagement.

On December 21, 2009, a Special Demand Review Committee of the Company’s Board filed a motion to dismiss the State Derivative Lawsuit based upon its investigation and business judgment. A hearing on that motion is presently set for May 13, 2010.

We believe that the claims in Shareholder Derivative Lawsuits I and II and the State Derivative Lawsuit are without merit and intend to vigorously defend the cases.  Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on future financial results is not subject to reasonable estimates. However, we have tendered the cases to our directors and officers insurance carriers.  Thus far, reimbursement by our directors and officers insurance carriers for substantially all of the legal fees incurred for the cases has occurred in the ordinary course. While at this time we believe that our directors and officers insurance carriers will continue to reimburse us for legal fees, there can be no assurance that such reimbursement will continue in the future.

7.           PGIC/IGT Intellectual property license legal proceeding – This matter is now resolved; however, see Item 9, the SSI Case, below.  The resolution of the SSI Case could adversely impact the intellectual property rights, described previously in Item 7, which we obtained from Progressive Gaming International Corporation (hereinafter “PGIC”) and/or IGT, as well as the royalty reduction pursuant to the Royalty Agreement. Subject to the foregoing, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated.  Further, subject to judicial risks beyond our control, we do not believe that the loss, if any, would be material.

8.            TableMAX - TableMAX IP Holdings, Inc., TableMAX Gaming, Inc, and Vegas Amusement, Inc. (hereinafter collectively “TableMAX”) have made, during the discovery process, new allegations that certain of our Vegas Star® products infringe one of the patents in the amended Complaint filed on August 19, 2009. On January 15, 2010, TableMax filed a Second Amended Complaint which has materially the same allegations as the amended Complaint, except that it now alleges that our Vegas Star® allegedly infringes all of the patents in suit which are the following US Patents: 5,688,174, 6,921,337, 7,201,661 and 7,575,512

We deny any liability or wrongdoing.  We believe that the above claims and litigation are without merit and intend to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

9.           Smart Shoes, Inc. (the “SSI Case”) - In an adversary proceeding filed on July 9, 2009 by Smart Shoes, Inc. and Otho D. Hill (hereinafter collectively “SSI”) in the United States Bankruptcy Court District of Nevada against the trustee of Progressive Gaming International Corporation (“PGIC”), on or about November 25, 2009 the trustee filed Motions (hereinafter “Trustee’s  Motions to Settle”) to:  (1) approve compromise and settlement pursuant to Bankruptcy Rule 9019 approving settlement between Smart Shoes, Inc. and Otho D. Hill and Progressive Gaming International Corporation fdba Mikohn Gaming Corporation; and (2) approve conferral of derivative rights to sue on Smart Shoes, Inc. and Otho D. Hill.  The Trustee’s Motions to Settle are set for hearing on April 6, 2010.  If the Trustee’s Motions to Settle are granted by the Court then: (1) SSI’s agreement with PGIC regarding the Hill Patents would be rescinded; (2) SSI would have the right to try and bring an avoidance action against us, Private Equity Management Group, Inc. and Private Equity Management Group Financial Corporation (hereinafter collectively “PEM”) and IGT regarding: i) the transaction between PEM and IGT which occurred between January 16 and 19, 2009; and ii) the agreement of February 17, 2009 between us and IGT referenced above in “Intellectual Property License Proceedings ”(hereinafter “Foreclosure”).   If the court grants the Trustee’s Motions to Settle and SSI were able to succeed in an avoidance action against us then: (i) we may have to pay approximately $1,530 in additional royalties; and (ii)  the rights that we received in regards to the known material patents that are part of the acquisition of PGIC’s Table Game Division in September 2007 and the associated patent license agreement may be adversely affected; and (iii) our agreement with IGT, as reflected in the Binding Term Sheet and in the Waiver Agreement, could be modified, terminated or otherwise adversely impacted.

We believe that SSI’s claim is without merit, we deny any liability or wrongdoing and we intend to vigorously pursue our rights.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

See also Subsequent Events.

10.           Rapid Baccarat Macau patent issue – On October 27, 2009, the governmental official in charge of the investigation of this matter elected to dismiss the investigation based on there being no patent infringement and also based on the report of the Macau Customs SAR.  In late November, 2009, the patent holder purported to appeal the decision to dismiss the investigation to the Macau Court System. In January, 2010, we objected that the patent holder’s appeal was untimely.  On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  We expect to appeal the judge’s decision.  The judge made no ruling on the patent holder’s appeal itself and thus no decision has yet been reached on whether a proceeding against our subsidiary Shuffle Master Asia Limited (hereinafter “SMAL”) will be opened. If the patent holder’s appeal to the Macau Court System is successful, then a criminal case for patent infringement against SMAL and its directors, could be instituted (i.e., the case being opened).  No proceeding against either SMAL or any of its directors has yet been commenced.  We do not know when a decision on the appeal will be reached.

We deny any liability or wrongdoing.  We believe the claim is without merit.  If any legal proceedings were to be commenced against us, we would vigorously contest such proceedings.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

See also Subsequent Events.

11.           Taiwan Fulgent case – On November 17, 2009, we filed a lawsuit for patent infringement against Taiwan Fulgent Enterprise, Co., LTD. (“Taiwan Fulgent”) in the United States District Court for the District of Nevada.  The lawsuit alleges that a certain type of Taiwan Fulgent product infringes the following U.S. patents: 6,588,751; 7,255,344 and 7,322,576 (hereinafter “SMI Patents in Suit”).  This Taiwan Fulgent product is a continuous shuffler similar to our one2six product.  On January 25, 2010, the Defendant filed an Answer and Counterclaimed for a Declaratory Judgment that: the Defendant does not infringe the SMI Patents in Suit and the SMI Patents in Suit are invalid.

We believe that the SMI Patents in Suit are valid and infringed, but, like in any patent lawsuit, there is a risk that a court will disagree with us on one or both of those issues.

See also Subsequent Events.

 12. SUBSEQUENT EVENTS

Legal proceedings update.

4.           Class Action Lawsuits – On February 2, 2010, the Lead Plaintiffs’ filed a Motion for Preliminary Approval of Settlement.  The Motion was granted on February 4, 2010 and the Court set a hearing for May 4, 2010 where the Court will decide whether to give a final approve for the settlement.  Our insurers have paid the monetary settlement in full, subject to final court approval of the settlement.

9.           SSI Case – On February 12, 2010, for certain immaterial monetary and non-monetary consideration, we settled all of SSI’s claims against us.  The case pending in Eighth Judicial District Court, Clark County, Nevada was dismissed with prejudice on February 22, 2010 with all parties to bear their attorney’s fees and costs. This settlement also removes all of SSI’s claims that could have affected SMI’s legal title to the Hill Patents.

In February 2010, we reached a separate settlement in principle with PGIC’s trustee on behalf of the Estate of PGIC.  The settlement is subject to Court approval and finalization with PGIC’s trustee.  The proposed settlement would settle any claims that the Estate of PGIC/Trustee may have against SMI as a result of: the Foreclosure; the Hill Patents; our acquisition of the PGIC Table Games Division in September 2007, including but limited to claims for $1,530 in additional royalties, the rights that we received in regards to the known material patents that are part of the acquisition of PGIC’s Table Game Division in September 2007, and the associated patent license agreement; and other issues.  See Item 7 above.  The settlement will involve an immaterial cash payment amount to the Estate.  If approved by the Court and not overturned on any appeal, all potential claims related to this matter should be materially resolved.  We expect a Court ruling on the settlement in principle in or about April or May 2010.

On March 8, 2010, the Trustee’s  Motions to Settle were withdrawn and the hearing set for April 6, 2010 was vacated.

10.           Rapid Baccarat Macau patent issue – On or about February 3, 2010, we filed an appeal (the “First SMI Appeal”) to the judge’s decision that the patent holder’s appeal was timely.  On or about March 4, 2010, the judge declined to forward the First SMI Appeal to a higher Macau Court. We expect to file a further appeal (the “Second SMI Appeal”) to have the higher Macau Court hear the First SMI Appeal.  In the meantime, the judge has still not decided whether or not to open a proceeding against SMAL and its directors.  We expect that the judge will make a decision whether or not to open the case in fiscal 2010.

11.           Taiwan Fulgent case – On February 22, 2010, we reached a settlement with Taiwan Fulgent whereby Taiwan Fulgent has agreed to respect our  patent rights in the United States but without any admission of infringement or liability by Taiwan Fulgent.  The settlement is otherwise confidential.  On February 23, 2010, all claims and counterclaims in the case were dismissed without prejudice with all parties to bear their own attorney’s fees and costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except units/seats and per share amounts)

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

There are statements herein that are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations, and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could,” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A,“Risk Factors.” The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K (“Form 10-K”) filed on January 14, 2010 and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing casino and other gaming customers with products and services that improve their speed, profitability, productivity and security.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced for certain sub-assemblies, in the United States, Europe and Australasia.

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

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our leased and in some cases, previously sold units. Consistent with our strategy, we have a continuing emphasis on leasing or licensing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.  Product lease contracts typically include parts and service. When we sell our products, we offer our customers a choice between a sale or long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.
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

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to consume significant R&D efforts on the development of our newer generation shuffler products, such as the i-Deal™ and one2six® Plus™, our card recognition products, as well as other table accessories, such as the i-Shoe™ and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table™, our newest e-Table that combines a variety of our products to create an exciting new table game experience.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit from leasing will be lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  A number of factors impact gross margins, including the number and mix of products placed and the average lease or sales price of those products. For example, in our PTG segment, premium table games warrant a higher average lease price than a PTG add-on such as a felt side-bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. This is consistent with our rollout strategy whereby we provide very favorable lease rates at the inception of a lease to entice the customer to try our new product. After the introductory pricing period expires, the price generally increases to the monthly “list” lease price, which we believe will increase future revenues because most customers keep the products beyond the introductory pricing period. Accordingly, we anticipate that gross margins will increase under our lease model.

In addition to the lease versus sell strategy, we expect to improve our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,
	2010		2009
	(In thousands)
Revenue:
Utility	$17,616	43.7%	$15,751	45.7%
Proprietary Table Games	9,035	22.4%	9,661	28.0%
Electronic Table Systems	8,375	20.8%	3,969	11.5%
Electronic Gaming Machines	5,310	13.1%	5,085	14.7%
Other	-	0.0%	23	0.1%

Total revenue	40,336	100.0%	34,489	100.0%
Cost of revenue	15,489	38.4%	13,928	40.4%

Gross profit	24,847	61.6%	20,561	59.6%
Selling, general and administrative	14,357	35.6%	15,651	45.4%
Research and development	4,962	12.3%	3,740	10.8%

Income from operations	5,528	13.7%	1,170	3.4%
Other expense:
Interest income	138	0.3%	234	0.7%
Interest expense	(1,056)	(2.6%)	(1,872)	(5.4%)
Other, net	654	1.6%	(849)	(2.5%)
Total other expense	(264)	(0.7%)	(2,487)	(7.2%)
Gain on early extinguishment of debt	-	0.0%	163	0.5%

Income (loss) from operations before tax	5,264	13.0%	(1,154)	(3.3%)
Income tax provision (benefit)	1,585	3.9%	(181)	(0.5%)
Net income (loss)	$3,679	9.1%	$(973)	(2.8%)

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended
	January 31,		Percentage
	2010	2009	Change
Revenue:
Leases and royalties	$20,493	$18,356	11.6%
Sales and service	19,843	16,110	23.2%
Other	-	23	(100.0%)
Total	$40,336	$34,489	17.0%

Cost of revenue:
Leases and royalties	$6,304	$5,839	8.0%
Sales and service	9,185	8,089	13.5%
Total	$15,489	$13,928	11.2%

Gross profit:
Leases and royalties	$14,189	$12,517	13.4%
Sales and service	10,658	8,021	32.9%
Other	-	23	(100.0%)
Total	$24,847	$20,561	20.8%

Gross margin:
Leases and royalties	69.2%	68.2%
Sales and service	53.7%	49.8%
Total	61.6%	59.6%

Revenue

Our revenue for the three months ended January 31, 2010 increased $5,847 over the same prior year period, primarily due to the following:

• Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $2,800 due to the exchange effect of a weakening U.S. dollar

• Increase in our sales and service revenue
o	Most notable in our ETS segment driven by a 212.3% increase in sold seats
o	Utility sales revenue was driven by a 38.1% increase in sold units
o	Partially offset by a decrease in sales of lifetime licenses and the lack of our Three Card Poker World Championship Tournament which was held in the prior year

• Increase in our lease and royalties revenue
o	Most notable in our ETS segment driven by a 55.1% increase in seats on lease
o	Utility lease revenue was driven primarily by the continued rollout of our i-Deal shuffler

Gross margin

Our gross margin for the three months ended January 31, 2010 increased 200 basis points (“bps”) to 61.6% as compared to the same prior year period, reflecting the following:

• Increase segment margin performance
o	Utility was favorably impacted by greater shuffler conversion sales as compared to the prior period
o	ETS was favorably impacted by high margin sales of Rapid Table Games™ seats and conversion kits
o	EGM was favorably impacted by sales of hardware as well as software conversion kits

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended
	January 31,		Percentage
	2010	2009	Change
	(In thousands)

Selling, general and administrative	$14,357	$15,651	(8.3%)
Percentage of revenue	35.6%	45.4%

Research and development	$4,962	$3,740	32.7%
Percentage of revenue	12.3%	10.8%

Total operating expenses	$19,319	$19,391	(0.4%)
Percentage of revenue	47.9%	56.2%

Selling, general & administrative (“SG&A”) expenses

SG&A expenses decreased $1,294 for the three months ended January 31, 2010 as compared to the same prior year period.  This decrease primarily reflects the following:

• Severance costs
o
Severance costs of approximately $2,400 recorded in the same prior year period related to the departure of two senior executives at our corporate office. No such costs were recorded in the current year period

The decrease in SG&A expenses was partially offset by the following increases:

• Impact of foreign currency fluctuations
o	Net increases of approximately $960 at our foreign subsidiaries due to the weakening of the U.S. dollar

• Professional fees
o	Increased legal expenses of approximately $250. Corporate legal expense increased as a result of higher legal expenses incurred on our TableMax litigation and other general corporate matters

Research & development (“R&D”) expenses

R&D expense increased $1,222 for the three months ended January 31, 2010 as compared to the same prior year period.  This increase primarily reflects:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $650 at our foreign subsidiaries due to the weakening of the U.S. dollar

Overall increase in R&D expenses related to the following projects which have been the focus of our R&D efforts during the three months ended January 31, 2010:

•	Utility
o
Expenses primarily related to mechanical, hardware and software development of next generation shuffler and other utility products, primarily to include optical card recognition to many of our utility products

•	PTG
o	Expenses primarily related to developing and implementing progressives onto existing proprietary games
o	Additional R&D efforts were spent on developing the Video Progressive Display System (“ViPS”) to support our PTG progressive products

•	ETS
o
Expenses primarily related to the final development of the i-Table, our first product that benefited from an emphasis on “globalizing” our research and development by combining resources from our Utility, PTG and ETS segments and utilizing product knowledge from both our U.S. operations as well as our operations in Australia

o	Additional R&D efforts continue to be spent on creating and implementing new game content for our Table Master®, Vegas Star® and Rapid Table Games

•	EGM
o	Expenses primarily related to development of new game titles and themes

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended
	January 31,		Percentage
	2010	2009	Change
	(In thousands)
Gross margin:
Depreciation	$2,155	$1,959	10.0%
Amortization	2,601	2,545	2.2%
Total	4,756	4,504	5.6%

Operating expenses:
Depreciation	700	553	26.6%
Amortization	669	658	1.7%
Total	1,369	1,211	13.0%

Total:
Depreciation	2,855	2,512	13.7%
Amortization	3,270	3,203	2.1%
Total	$6,125	$5,715	7.2%

Depreciation and amortization included in gross margin increased 560 bps for the three months ended January 31, 2010 as compared to the same prior year period.  Increased depreciation in gross margin is attributable to increases in leased assets, primarily driven by increases in ETS seats and shuffler units on lease. Increased amortization in gross margin is due to the weakening of the U.S. dollar related to amortization at our foreign subsidiaries.

Depreciation and amortization included in operating expenses increased 1,300 bps for the three months ended January 31, 2010 as compared to the same prior year period.  The increase relates primarily to additions of property, plant and equipment, primarily IT infrastructure, in the normal course of business.

SEGMENT OPERATING RESULTS

(In thousands, except units, per unit/seat amounts and product lease/sale prices)

Utility Segment Operating Results

	Three Months Ended
	January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$7,946	$7,452	$494	6.6%
Sales - Shuffler	6,629	5,065	1,564	30.9
Sales - Chipper	536	733	(197)	(26.9)
Service	1,745	1,752	(7)	(0.4)
Other	760	749	11	1.5
Total sales and service	9,670	8,299	1,371	16.5
Total Utility segment revenue	$17,616	$15,751	$1,865	11.8%

Utility segment gross profit	$10,705	$8,528	$2,177	25.5%
Utility segment gross margin	60.8%	54.1%

Utility segment operating income	$8,903	$6,871	$2,032	29.6%
Utility segment operating margin	50.5%	43.6%

Shuffler unit information:
Lease units, end of quarter	5,741	5,442	299	5.5%
Average monthly lease price	$461	$456	$5	1.1%

Sold units during the period	453	328	125	38.1%
Average sales price	$14,634	$15,442	$(808)	(5.2%)

Chipper unit information:
Lease units, end of quarter	35	22	13	59.1%

Sold during quarter	17	33	(16)	(48.5%)
Average sales price	$31,529	$22,212	$9,317	41.9%

Our Utility segment revenue for the three months ended January 31, 2010 increased $1,865 as compared to the same prior year period, primarily due to the following:

• A 30.9% increase in our shuffler sales revenue
o	An increase in the number of sold units, partially offset by a reduction in average sales price
➢	Sold units in the current period consist of Deck Mate®, one2six and i-Deal
o	The current period included 93 conversions of leased to sold shufflers as compared to 19 conversions in the same prior year period

•	A 6.6% increase in lease revenue
o	An approximate 300 increase in leased shufflers. This increase was primarily driven by the Ace shuffler replacement cycle.
➢
 The i-Deal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers with the i-Deal shuffler.

o	An increase of 1.1% in the average monthly lease price

These increases were impacted by the following decrease:

• A 26.9% decrease in our chipper sales revenue
o	A 48.5% decrease in the number of sold chippers. The prior year period included the sale of 22 Easy Chipper C™ units to a large customer in South Africa.
o	Offset by an increase in the average sales price driven primarily by increased sales of the Chipmaster™ units, which have a higher average sales price than our Easy Chipper C™

Utility gross profit increased 25.5% for the three months ended January 31, 2010 as compared to the same prior year period.  Utility gross margin also increased 670 bps, to 60.8% for the three months ended January 31, 2010 as compared to the same prior year period.

The increases in gross profit and gross margin primarily relate to the following:

• Increase in revenue
o	The overall increase in sales revenues which generate higher gross profits
o	Increased margins on shuffler sales primarily driven by increased shuffler conversion sales. Shuffler conversions traditionally generate higher gross margins than sales of new shufflers.
o	An increase in shuffler lease revenue. Leased shufflers traditionally generate higher gross margins.

•	Non-cash charges
o	A reduction of approximately $250 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 29.6% for the three months ended January 31, 2010 as compared to the same prior year period. Utility operating margin also increased 690 bps to 50.5% for the three months ended January 31, 2010 as compared to the same prior year period.  The increases in operating income and operating margin primarily relate to the following:

• The overall increases in sales revenues and gross profits as discussed above

Proprietary Table Games Segment Operating Results

	Three Months Ended
	January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$8,882	$8,458	$424	5.0%
Sales	25	530	(505)	(95.3)
Service	42	43	(1)	(2.3)
Other	86	630	(544)	(86.3)
Total sales and service revenue	153	1,203	(1,050)	(87.3)
Total PTG segment revenue	$9,035	$9,661	$(626)	(6.5%)

PTG segment gross profit	$7,537	$8,045	$(508)	(6.3%)
PTG segment gross margin	83.4%	83.3%

PTG segment operating income	$6,930	$7,263	$(333)	(4.6%)
PTG segment operating margin	76.7%	75.2%

PTG unit information:
Premium units, end of quarter	2,298	2,245	53	2.4%
Side bet units, end of quarter	1,716	1,740	(24)	(1.4%)
Progressive units, end of quarter	477	168	309	183.9%
Add-on units, end of quarter	40	41	(1)	(2.4%)
Total revenue generating lease base	4,531	4,194	337	8.0%

Average monthly lease/license price	$653	$672	$(19)	(2.8%)

Sold during quarter	2	18	(16)	(88.9%)
Average sales price	$12,500	$29,444	$(16,944)	(57.5%)

Total PTG segment revenue decreased $626 for the three months ended January 31, 2010, as compared to the same prior year period.  The PTG segment revenue decrease was primarily due to the following:

•	A 95.3% decrease in PTG sales revenue
o	A decrease of 88.9% in PTG lifetime licenses
o	There were no table game conversion sales from leased units to lifetime licenses in the quarter, compared to 5 in the same prior year period

•	A decrease of 86.3% in PTG other revenue
o	$580 of revenue was included in the prior year period from our Three Card Poker World Championship Tournament. No such tournament was held in the current period

These decreases were partially offset by the following:

•	A 5.0% increase in lease revenue
o	Increased placements of premium table games, including Ultimate Texas Hold-em and Three Card Poker
o	A 183.9% increase in placements of progressive units, including Progressive Three Card Poker and Progressive Fortune Pai Gow Poker
o	Offset by a slight decrease in the average monthly lease / license price, primarily driven by product mix. Progressives have a lower average lease price than premium titles

PTG gross profit decreased 6.3% year over year, although gross margin remained constant.  The decrease in gross profit primarily related to the following:

• The overall decrease in sales and other revenues which generate higher gross profits

PTG operating income decreased 4.6% year over year.  The decrease in operating income primarily related to the following:

• The decrease in gross profit referred to above

Electronic Table Systems Segment Operating Results

	Three Months Ended
	January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,614	$2,446	$1,168	47.8%
Sales	3,811	1,051	2,760	262.6
Service	147	161	(14)	(8.7)
Other	803	311	492	158.2
Total sales and service revenue	4,761	1,523	3,238	212.6
Total ETS segment revenue	$8,375	$3,969	$4,406	111.0%

ETS segment gross profit	$3,919	$1,560	$2,359	151.2%
ETS segment gross margin	46.8%	39.3%

ETS segment operating income	$1,523	$147	$1,376	936.1%
ETS segment operating margin	18.2%	3.7%

ETS unit information:
Lease seats, end of quarter	2,293	1,478	815	55.1%
Average monthly lease price	$525	$552	$(27)	(4.9%)

Sold during quarter	178	57	121	212.3%
Average sales price	$21,410	$18,439	$2,971	16.1%

Total ETS segment revenue increased $4,406 for the three months ended January 31, 2010, as compared to the same prior year period. The increase was primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $900 due to the exchange effect of a weakening U.S. dollar

•	A 212.6% increase in sales and service revenue
o	A 212.3% increase in sold ETS seats. The increase in sold seats was prevalent across all product lines within the ETS segment
➢	An increase of 50 Rapid Table Game seats. The current period included a large sale of Rapid Table Game seats in Australia.
➢	An increase of 50 Table Master seats
➢	An increase of 21 Vegas Star seats
o	A 16.1% increase in the average sales price
➢	The increase was primarily driven by the Rapid Table Game seat sales which are generally sold at higher average sales prices
o	A 158.2% in other revenue associated with sales of parts and peripherals. The current period includes a large sale of hardware combined with software conversion kits to a single customer

•	A 47.8% increase in royalties and lease revenue
o
A 55.1% increase in seats on lease, driven primarily by Table Master seats. This increase was driven almost exclusively by placements in Florida. Florida recently changed the gaming regulations to allow for the placement of our Table Master product

ETS gross profit increased 151.2% for the three months ended January 31, 2010, as compared to the same prior year period.  ETS gross margin also increased 750 bps to 46.8% for the three months ended January 31, 2010, as compared to the same prior year period.  These increases are due to the following:

•	Mix of revenue
o	The overall increase in sales revenue which generates higher gross profits
o	The large sale of Rapid Table Game seats in Australia at higher than average margins
o	The increased amount of parts and peripheral sales. As noted above, the current quarter includes a large sale of hardware combined with software conversion kits to a single customer

ETS operating income increased 936.1%, to $1,523 for the three months ended January 31, 2010, as compared to $147 for the same prior year period.  ETS operating margin also increased 1,450 bps for the three months ended January 31, 2010, as compared to the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Operating expenses allocable to the ETS segment increased at a lower rate than the increase in revenue

Electronic Gaming Machines Segment Operating Results

	Three Months Ended January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$51	$-	$51	100.0%
Sales	3,456	3,870	(414)	(10.7)
Other	1,803	1,215	588	48.4
Total sales and service revenue	5,259	5,085	174	3.4
Total EGM segment revenue	$5,310	$5,085	$225	4.4%

EGM segment gross profit	$2,686	$2,422	$264	10.9%
EGM segment gross margin	50.6%	47.6%

EGM segment operating income	$1,107	$996	$111	11.1%
EGM segment operating margin	20.8%	19.6%

EGM unit information:
Lease seats, end of quarter	17	-	17	(100.0%)

Sold during quarter	218	332	(114)	(34.3%)
Average sales price	$15,853	$11,657	$4,196	36.0%

Total EGM segment revenue increased $225 for the three months ended January 31, 2010, as compared to the same prior year period, primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $1,300 due to the exchange effect of a weakening U.S. dollar

•	A 48.4% increase in other revenue
o	Driven by an increase of 109.6% in game conversion kit revenue. The current quarter also includes a large sale of hardware combined with software conversion kits to a single customer

These increases were offset by the following decrease:

•	A 10.7% decrease in sales revenue
o	Driven by the 34.3% decrease in sold units
o	The 36.0% increase in average sales price noted in the above table was mostly due to the foreign exchange effect noted above. The average sales price in Australian dollars increased 2.9%

EGM gross profit increased 10.9% for the three months ended January 31, 2010, as compared to the same prior year period.  EGM gross margin also increased 300 bps to 50.6% for the three months ended January 31, 2010, as compared to the same prior year period.  These increases in both gross profit and gross margin primarily related to the following:

•
The increased amount of parts and peripheral sales, which have a substantially higher margin than completed units.  As noted above the current quarter includes a large sale of hardware combined with software conversion kits to a single customer

•	The impact of a $150 refund of previously assessed import duties in Australia, which is not expected to have a recurring impact

EGM operating income increased 11.1% for the three months ended January 31, 2010, as compared to the same prior year period.  EGM operating margin also increased 120 bps to 20.8% for the three months ended January 31, 2010, as compared to the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit noted above

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

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31,	October 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$16,770	$7,840	$8,930	113.9%
Working capital	$64,166	$59,272	$4,894	8.3%
Current ratio	3.7 : 1	2.8 : 1	0.9

CASH FLOWS SUMMARY

	Three Months Ended
	January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Operations	$11,839	$8,026	$3,813	47.5%
Investing	(5,753)	(438)	(5,315)	(1,213.5%)
Financing	2,830	(4,550)	7,380	(162.2%)
Effects of exchange rates	14	(47)	61	129.8%
Net Change	$8,930	$2,991	$5,939	198.6%

Capital Expenditures.  We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(5,026)	$(728)	$(4,298)	(590.4%)
Purchases of property and equipment	(729)	(247)	(482)	(195.1%)
Purchases of intangible assets	(1,576)	(147)	(1,429)	(972.1%)
Total capital expenditures	$(7,331)	$(1,122)	$(6,209)	(553.4%)

Cash flows provided by operating activities increased $3,813 year over year, primarily due to increased net income and a net increase in the change in operating assets and liabilities.

•	An increase in net income of approximately $4,650

•
An increase in cash provided by accounts receivable of approximately $5,000.  Average days sales outstanding (“DSO”) for the three-months ended January 31, 2010 decreased to approximately 51 days from approximately 54 days in the same prior year period

•
An increase in cash used for accounts payable, accrued liabilities, deferred revenue and customer deposits of approximately $2,900. This increase was primarily driven by a net decrease in trade payables, year-end compensation accruals, and the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted

•
A decrease in cash used for inventory of approximately $800. We intend to focus our operational efforts in fiscal 2010 to optimize level of inventory to fulfill sales orders with a focus on increasing our turnover ratio.  We also intend to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products.  Inventory turns remained relatively constant at approximately 2.2

Investing

Cash flows used for investing activities increased $5,315 for the three months ended January 31, 2010 compared to the same prior year period, primarily due to the following:

•	Increase in cash used for purchases of intangible assets of approximately $1,400 primarily related to two patent purchase transactions during the three months ended January 31, 2010

•
Increase in cash used for products leased and held for lease of approximately $4,300.  This increase was primarily driven by the increase in ETS seats and shufflers on lease as well as seats / units expected to be placed over the next three months

•
Offset by an increase in cash proceeds from the sale of leased assets of approximately $1,300.  This increase was primarily driven by an increase in shuffler conversion sales during the three months ended January 31, 2010

Financing

Cash flows provided by financing activities increased $7,380, primarily due to the following:

•
In 2009, we were in the final stages of a multi-step refinancing plan (the “Refinancing”) that involved a public offering of our common stock, a second amendment to our senior secured credit facility and a cash tender offer for our Notes. In the prior year period, we repurchased approximately $10,000 of our contingent convertible senior notes.  We borrowed on our Revolver to fund this repurchase

•
Cash used for debt payments was approximately $5,400 during the three months ended January 31, 2010 as compared to approximately $16,500 in the same prior year period.  Debt payments in the current period primarily related to the excess cash flow payment made on our Term Loan, as required by our Credit Agreement, of approximately $4,200. The excess cash flow payment was made through borrowings on our Revolver. No such payment was made in the prior year period. Debt payments in the same prior year period primarily related to the repurchase of our contingent convertible senior notes

Net debt, total debt less cash and cash equivalents, decreased by approximately $6,000 to approximately $79,000 as of January 31, 2010.

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

DEBT, OTHER LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from the amounts disclosed in our Form 10-K as of October 31, 2009. We do not have material off-balance sheet arrangements. See Note 4 to our condensed consolidated financial statements for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Form 10-K for the year ended October 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk. As of January 31, 2010, we had approximately $96,000 of variable rate debt. Assuming a 1% change in the average interest rate as of January 31, 2010, our annual interest cost would change by approximately $960.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three months ended January 31, 2010 and 2009, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2010, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2009, see Notes 11 and 12 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2009.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2009.  For the three months ended January 31, 2010, there were no additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

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
Date: March 11, 2010
/s/ TIMOTHY J. PARROTT
Timothy J. Parrott Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)