Form 10-Q
period 2010-04-30
SHUFFLE MASTER INC
filed 2010-06-09
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR
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

As of June 4, 2010, there were 53,587,743 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2010

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Revenue:
Product leases and royalties	$21,477	$18,614	$41,970	$36,970
Product sales and service	29,339	26,684	49,182	42,794
Other	-	6	-	29
Total revenue	50,816	45,304	91,152	79,793
Costs and expenses:
Cost of leases and royalties	7,158	5,864	13,462	11,703
Cost of sales and service	11,359	13,742	20,544	21,831
Gross profit	32,299	25,698	57,146	46,259
Selling, general and administrative	15,702	18,360	30,059	34,011
Research and development	5,244	4,191	10,206	7,931
Total costs and expenses	39,463	42,157	74,271	75,476

Income from operations	11,353	3,147	16,881	4,317

Other income (expense):
Interest income	154	311	292	545
Interest expense	(960)	(1,649)	(2,016)	(3,849)
Other, net	473	1,317	1,127	468
Total other income (expense)	(333)	(21)	(597)	(2,836)
Gain on early extinguishment of debt	-	1,798	-	1,822
Income before income taxes	11,020	4,924	16,284	3,303
Income tax provision	3,135	519	4,720	167
Net income	$7,885	$4,405	$11,564	$3,136

Basic earnings per share:	$0.15	$0.08	$0.22	$0.06
Diluted earnings per share:	$0.15	$0.08	$0.21	$0.06

Weighted average shares outstanding:
Basic	53,251	53,087	53,234	53,073
Diluted	54,126	53,192	54,092	53,186

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)
	April 30,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,163	$7,840
Accounts receivable, net of allowance for bad debts of $735 and $630	30,283	36,371
Investment in sales-type leases and notes receivable, net of allowance
for bad debts of $164 and $164	2,202	2,281
Inventories	23,275	27,639
Prepaid income taxes	4,693	5,893
Deferred income taxes	6,828	6,637
Other current assets	19,218	5,897
Total current assets	104,662	92,558
Investment in sales-type leases and notes receivable, net of current portion	1,522	1,295
Products leased and held for lease, net	30,606	23,653
Property and equipment, net	10,857	9,506
Intangible assets, net	67,128	71,338
Goodwill	72,468	74,662
Deferred income taxes	8,826	9,414
Other assets	2,489	3,043
Total assets	$298,558	$285,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,281	$6,336
Accrued and other current liabilities	29,044	16,608
Deferred income taxes, current	56	62
Income tax payable	665	-
Customer deposits	3,116	2,828
Deferred revenue	4,265	6,802
Current portion of long-term debt	650	650
Total current liabilities	42,077	33,286
Long-term debt, net of current portion	88,924	92,560
Other long-term liabilities	3,069	3,549
Total liabilities	134,070	129,395
Commitments and contingencies (See Note 10)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,588
shares issued and outstanding	536	536
Additional paid-in capital	90,285	105,933
Retained earnings	53,846	25,326
Accumulated other comprehensive income	19,821	24,279
Total shareholders' equity	164,488	156,074
Total liabilities and shareholders' equity	$298,558	$285,469
See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)
	Six Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,564	$3,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,950	11,227
Amortization of debt issuance costs and debt discount	515	1,229
Share-based compensation	1,855	5,333
Provision for bad debts	243	199
Write-down for inventory obsolescence	594	185
Gain on sale of leased assets	(3,346)	(1,361)
Loss (Gain) on sale of assets	(37)	62
Excess tax benefit from exercise of stock options	(8)	-
Gain on early extinguishment of debt	-	(1,822)
Changes in operating assets and liabilities:
Accounts receivable	5,881	7,304
Investment in sales-type leases and notes receivable	(227)	3,312
Inventories	2,900	(4,014)
Accounts payable and accrued liabilities	9,423	(3,522)
Customer deposits and deferred revenue	(2,270)	38
Income taxes payable, net of stock option exercises	571	818
Deferred income taxes	(16)	(1,307)
Prepaid income taxes	1,253	(1,186)
Other	(13,324)	(534)
Net cash provided by operating activities	27,521	19,097

Cash flows from investing activities:
Proceeds from security bonds posted with courts	-	3,050
Proceeds from sale of leased assets	4,953	2,360
Proceeds from sale of assets	38	16
Payments for products leased and held for lease	(13,139)	(3,480)
Purchases of property and equipment	(2,553)	(425)
Purchases of intangible assets	(2,171)	(3,441)
Other	(814)	(307)
Net cash used in investing activities	(13,686)	(2,227)

Cash flows from financing activities:
Proceeds from Revolver borrowings	8,245	50,400
Proceeds from issuances of common stock, net	43	-
Debt payments on Revolver	(7,365)	(16,400)
Debt payments on Term Loan	(4,494)	(325)
Debt payments on contingent convertible senior notes	-	(40,088)
Excess tax benefit from exercise of stock options	8	-
Other	(97)	(1,268)
Net cash used in financing activities	(3,660)	(7,681)

Effect of exchange rate changes on cash and cash equivalents	148	339

Net increase in cash and cash equivalents	10,323	9,528
Cash and cash equivalents, beginning of period	7,840	5,374
Cash and cash equivalents, end of period	$18,163	$14,902
 See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit/seat and per share amounts)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.  Unless the context indicates otherwise, references to “Shuffle Master, Inc.,” “we,” “us,” “our,” or the “Company”, include Shuffle Master, Inc. and its consolidated subsidiaries.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to licensed casino operators’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings. Our business is segregated into the following four operating segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”).

Utility. Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. This segment also includes our iShoe® Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance licensed casino operators’ and other users' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games.

Electronic Table Systems.  Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the i-Table™, Table Master®, Vegas Star® and Rapid Table Games®.  Our i-Table platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler that is designed to dramatically improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we offer our customers a choice between a sale and long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our office and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated. The unaudited condensed balance sheet as of October 31, 2009 was derived from the audited financial statements as of that date and was retrospectively adjusted to reflect the adoption of new authoritative guidance as further described in Note 11, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All amounts are in thousands except unit/seat and per share amounts.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on January 14, 2010.  The results of operations for the three and six months ended April 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue recognition. In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multi-element arrangements. We elected to early adopt this new guidance prospectively effective November 1, 2009 (the first day of fiscal year 2010). For transactions entered into prior to November 1, 2009, revenues will continue to be recognized based on prior revenue recognition guidance. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality is now considered to be a “non-software” element and, accordingly, will no longer be subject to software revenue accounting. The new guidance also established a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”), and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, BESP is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for an undelivered element will no longer be deferred. Generally, revenues allocated to non-software elements will be recognized upon delivery and customer acceptance, and only revenues allocated to software elements may require deferral and recognition over the lease or license term.

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the period ended April 30, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

Convertible debt instruments. Effective November 1, 2009, we adopted new authoritative guidance from the Financial Accounting Standards Board (“FASB”) related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The new guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. Even though we extinguished our contingent convertible senior notes (“Notes”) by May 2009, we were required to apply the new guidance retrospectively to our previously issued financial statements for the periods in which the Notes were outstanding. The new guidance requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest rate method; accretion is reported as a non-cash component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.

The effect and disclosures required by the adoption of the new guidance are included in Note 11.  The retrospective application of this new accounting standard to our balance sheet at October 31, 2009, and our statements of operations and cash flows for the three month period ended January 31, 2009 were erroneously omitted from our first quarter financial statements.  Accordingly, the effect of the adoption of this new authoritative guidance on our balance sheet at October 31, 2009, and our statements of operations and cash flows for the three month period ended January 31, 2009 is also presented in Note 11.

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

Other recently adopted accounting standards. As of August 1, 2009, we adopted the new accounting guidance related to determining the useful life of intangible assets, which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after November 1, 2009. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of November 1, 2009.  The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.

As of November 1, 2009, we adopted the new accounting guidance which establishes two levels of GAAP: authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) is now the single source of authoritative nongovernmental GAAP. All other literature is considered non-authoritative. The Company’s adoption of this statement did not have a material effect on the condensed consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

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

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	April 30,	October 31,
	2010	2009
	(In thousands)
Inventories:
Raw materials and component parts	$14,242	$13,668
Work-in-process	4,275	4,353
Finished goods	4,758	9,618
Total	$23,275	$27,639

	April 30,	October 31,
	2010	2009
	(In thousands)
Other current assets:
Other prepaid expenses	$2,544	$1,956
Other receivables	821	1,631
Other	15,853	2,310
Total	$19,218	$5,897

Included in each of other currents assets above and other accrued current liabilities below as of April 30, 2010 is an aggregate of $14,000 related to the pending settlement of our Class Action Lawsuits and Shareholder Derivative Suits.  On February 4, 2010, we entered into settlement agreements, pending final court approval, to settle the Class Action Lawsuits and Shareholder Derivative Suits for $13,000 and $1,000, respectively.  This amount is recorded under other accrued current liabilities as of April 30, 2010 below.  Under our Directors and Officers ("D&O") insurance policy, the settlement amounts are fully insured and reimbursable, accordingly, we have recorded an insurance receivable in other current assets as we have determined that their recovery under our D&O insurance policy is probable.  See Note 10 for more information related to these settlements.

	April 30,	October 31,
	2010	2009
	(In thousands)
Products leased and held for lease:
Utility	$40,209	$32,828
Less: accumulated depreciation	(25,529)	(23,649)
Utility, net	14,680	9,179

Proprietary Table Games	3,850	2,706
Less: accumulated depreciation	(1,781)	(1,498)
Proprietary Table Games, net	2,069	1,208

Electronic Table Systems	24,274	22,258
Less: accumulated depreciation	(10,417)	(8,992)
Electronic Table Systems, net	13,857	13,266

Total, net	$30,606	$23,653

	April 30,	October 31,
	2010	2009
	(In thousands)
Accrued and other current liabilities:
Accured compensation	$8,366	$10,137
Accrued taxes	1,538	2,083
Other accrued liabilities	19,140	4,388
Total	$29,044	$16,608

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $2,858 and $3,428 for the three months ended April 30, 2010 and 2009, respectively, and $6,128 and $6,631 for the six months ended April 30, 2010 and 2009, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	April 30,	October 31,
	Useful Life	2010	2009
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$63,104	$65,345
Less: accumulated amortization		(42,940)	(42,697)
		20,164	22,648
Customer relationships	10 years	23,459	23,290
Less: accumulated amortization		(7,992)	(6,704)
		15,467	16,586
Licenses and other	6 years	13,137	12,722
Less: accumulated amortization		(3,752)	(2,934)
		9,385	9,788
Developed technology	4 years	10,188	9,934
Less: accumulated amortization		(10,188)	(9,313)
		-	621
Total		$45,016	$49,643

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $22,112 and $21,695 as of April 30, 2010 and October 31, 2009, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of April 30, 2010, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662
Foreign currency translation adjustment	(3,574)	-	284	283	(3,007)
Other	246	567	-	-	813
Balance at April 30, 2010	$40,807	$8,884	$11,415	$11,362	$72,468

The $567 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the quarter ended April 30, 2010, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 10.

4. DEBT

Debt consisted of the following:

	April 30,	October 31,
	2010	2009
	(In thousands)
Term Loan	$59,856	$64,350
Senior secured revolving credit facility (the "Revolver")	28,880	28,000
Other debt	838	860
Total debt	89,574	93,210
Less: current portion	(650)	(650)
Total long-term debt	$88,924	$92,560

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A., as Syndication Agent. The Senior Secured Credit Facility consisted of a $100,000 revolving credit facility (the “Revolver”), from which we initially drew $71,180 in order to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Loans under the Revolver bear interest at a margin over LIBOR or Base Rate, as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time. Our effective interest rate as of April 30, 2010 was 5.0% and as of October 31, 2009 was 4.8%. Borrowings under the Revolver may be used to make payments on the Term Loan, for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amounts drawn under the Revolver were $28,880 as of April 30, 2010 and $28,000 as of October 31, 2009.  As of April 30, 2010, we had approximately $71,120 of available remaining credit under the Revolver. The Revolver matures on November 30, 2011.

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

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 4.0 to 1 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0.  The Total Leverage Ratio steps down to 3.75 to 1 in the quarter ending July 31, 2010. Our Total Leverage Ratio as of April 30, 2010 and October 31, 2009 was 1.3 to 1.0 and 1.52 to 1.0, respectively, and our Interest Coverage Ratio as of April 30, 2010 and October 31, 2009 was 20.3 to 1.0 and 14.8 to 1.0, respectively.

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

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock, however, we generally prioritize bank debt reduction over share repurchases.  As such, for the three and six months ended April 30, 2010 and April 30, 2009, there were no common stock repurchases. As of April 30, 2010, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income (loss). For the three and six months ended April 30, 2010 and 2009, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net income	$7,885	$4,405	$11,564	$3,136
Currency translation adjustment	543	10,748	(4,458)	8,453
Total comprehensive income	$8,428	$15,153	$7,106	$11,589

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

As of April 30, 2010, 2,034 and 460 shares are available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(thousands)	(per share)	(years)	(thousands)

Outstanding at October 31, 2009	4,365	$14.56	6.2	$4,520
Granted	691	7.54	9.8	1,421
Exercised	(10)	4.21	-	-
Forfeited or expired	(95)	24.07	-	-
Outstanding at April 30, 2010	4,951	13.42	7.0	8,353
Exercisable at April 30, 2010	3,167	15.30	6.4	3,635
Vested and expected to vest at April 30, 2010	4,889	10.22	8.5	8,160

For the three months ended April 30, 2010 and 2009, we issued 144 and 622 stock options, with an aggregate fair market value of $1,194 and $1,996, respectively. For the six months ended April 30, 2010 and 2009, we issued 691 and 1,041 stock options, with an aggregate fair market value of $5,217 and $3,792, respectively. For the three and six months ended April 30, 2010, 10 stock options were exercised and $8 of related tax benefit was recognized. For the three and six months ended April 30, 2009, there were no stock options exercised and therefore no related income tax benefit.  As of April 30, 2010, there was approximately $4,511 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.4 years.

A summary of activity related to restricted stock as of April 30, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(thousands)

Nonvested at October 31, 2009	442	$19.55	1.91	$3,452
Granted	68	7.75	2.77	653
Vested	(84)	22.09	-	-
Forfeited	(35)	26.21	-	-
Nonvested at April 30, 2010	391	16.36	2.39	3,756

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of April 30, 2010, there was approximately $1,359 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.4 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Compensation costs:
Stock options	$568	$1,474	$1,549	$2,311
Restricted stock	279	1,648	306	3,022
Total compensation cost	$847	$3,122	$1,855	$5,333
Related tax benefit	$(261)	$(1,091)	$(574)	$(1,780)

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

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

	Three Months Ended	Six Months Ended
	April 30, 2010	April 30, 2010
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	64.6%	67.8%
Risk-free interest rate	2.3%	2.1%
Expected term	4.4 years	4.4 years

7. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net income available to common shares (1)	$7,885	$4,405	$11,564	$3,136

Basic
Weighted average shares	53,251	53,087	53,234	53,073

Diluted
Weighted average shares, basic	53,251	53,087	53,234	53,073
Dilutive effect of options and restricted stock	875	105	858	113
Weighted average shares, diluted	54,126	53,192	54,092	53,186

Basic earnings per share	$0.15	$0.08	$0.22	$0.06
Diluted earnings per share	$0.15	$0.08	$0.21	$0.06
Weighted average anti-dilutive shares excluded
from diluted EPS	2,893	4,727	3,005	7,553
(1) Net income available to participating securities was not significant.

8. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  The fair values of our Revolver and Term Loan have been calculated based on market borrowing rates available as of April 30, 2010 for debt with similar terms and maturities.  These market assumptions include a LIBOR-based yield curve, interest rate spread based on our specific risk and an original issue discount. The following table provides the fair value measurement information about our long-term debt as of April 30, 2010.

	Carrying Value	Fair Value	Fair Value
	April 30, 2010	April 30, 2010	Hierarchy

Term Loan	$59,856	$58,419	Level 2
Revolver	28,880	26,108	Level 2
Total	$88,736	$84,527

9. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Utility	$21,130	$19,986	$38,746	$35,737
Proprietary Table Games	10,170	8,852	19,205	18,513
Electronic Table Systems	12,444	5,730	20,819	9,699
Electronic Gaming Machines	7,072	10,704	12,382	15,789
Unallocated Corporate	-	32	-	55
	$50,816	$45,304	$91,152	$79,793
Gross profit (loss):
Utility	$12,886	$11,956	$23,591	$20,484
Proprietary Table Games	7,715	7,173	15,252	15,218
Electronic Table Systems	7,832	1,835	11,751	3,395
Electronic Gaming Machines	3,866	4,763	6,552	7,185
Unallocated Corporate	-	(29)	-	(23)
	$32,299	$25,698	$57,146	$46,259
Operating income (loss):
Utility	$11,242	$9,693	$20,145	$16,564
Proprietary Table Games	7,148	6,286	14,078	13,549
Electronic Table Systems	5,377	538	6,900	685
Electronic Gaming Machines	1,978	3,068	3,085	4,064
Unallocated Corporate	(14,392)	(16,438)	(27,327)	(30,545)
	$11,353	$3,147	$16,881	$4,317
Depreciation and amortization:
Utility	$1,904	$2,090	$3,972	$4,390
Proprietary Table Games	1,850	1,149	3,023	2,311
Electronic Table Systems	1,436	1,642	3,403	3,159
Electronic Gaming Machines	-	218	197	429
Unallocated Corporate	635	413	1,355	938
	$5,825	$5,512	$11,950	$11,227
Capital expenditures:
Utility	$5,744	$2,631	$8,796	$3,055
Proprietary Table Games	329	829	952	987
Electronic Table Systems	2,671	2,178	5,015	2,463
Electronic Gaming Machines	-	18	878	23
Unallocated Corporate	1,788	568	2,222	818
	$10,532	$6,224	$17,863	$7,346

Certain information for the three and six months ended April 30, 2009, above has been reclassified to conform to the current presentation.

REVENUE BY GEOGRAPHIC AREA

No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010		2009		2010		2009
	(In thousands)				(In thousands)
Revenue:
United States	$24,988	49.2%	$20,836	46.0%	$47,478	52.1%	$40,710	51.0%
Canada	1,884	3.7%	2,991	6.6%	4,664	5.1%	6,221	7.8%
Other North America	1,133	2.2%	643	1.4%	1,788	2.0%	1,198	1.5%
Europe	2,437	4.8%	2,193	4.9%	4,579	5.0%	3,923	4.9%
Australia	14,684	28.9%	12,012	26.5%	24,412	26.8%	19,396	24.3%
Asia	5,564	11.0%	5,931	13.1%	7,395	8.1%	6,871	8.6%
Other	126	0.2%	698	1.5%	836	0.9%	1,474	1.9%
	$50,816	100.0%	$45,304	100.0%	$91,152	100.0%	$79,793	100.0%

10. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2010 and October 31, 2009, minimum aggregate severance benefits totaled $6,670 and $6,063, respectively.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of April 30, 2010. As of April 30, 2010, we paid approximately $9,100 of the $12,000 maximum amount since February 2004. Additional consideration up to $2,900 is contingently payable through 2014 based upon future revenue streams.

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

On November 30, 2007, the Court appointed the “Shuffle Master Institutional Investor Group,” consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as lead plaintiffs.  Grant & Eisenhofer is the lead plaintiffs' counsel.

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

On February 2, 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement.  The Motion was granted on February 4, 2010, and the Court set a hearing in May 2010, subsequently rescheduled to June 8, 2010, where the Court will decide whether to give final approval for the settlement.  Our D&O insurance carriers have escrowed the monetary settlement in full, equal to $13,000, subject to final court approval of the settlement, which, when obtained, will be paid to plaintiffs in full by our D&O insurance carriers, accordingly, we have recorded an insurance receivable in other current assets of $13,000 and accrued for the settlement of $13,000 in other accrued current liabilities as of April 30, 2010. See Note 2 for more information.

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

We deny any liability or wrongdoing.

See also Subsequent Events.

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

A consolidated amended complaint was filed on October 2, 2009, and a corrected version thereof was filed on October 26, 2009.  The Special Demand Review Committee of the Board of Directors of Nominal Defendant Shuffle Master, Inc. filed a Motion to Dismiss in the consolidated Pirelli case on November 2, 2009.   This Motion has not been ruled upon.

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

c.           Shareholder Derivative Lawsuit III (the “State Derivative Lawsuit”)

On November 9, 2009, Gerard Denham, derivatively on behalf of Nominal Defendant Shuffle Master, Inc., filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, against the following defendants:  Mark L. Yoseloff, Richard L. Baldwin, Garry W. Saunders, Louis Castle, Phillip Peckman, John Bailey, Todd D. Jordan, Ken Robson, William Warner and Nominal Defendant, Shuffle Master, Inc.  The claims in this case are substantively similar to Shareholder Derivative Lawsuit I and II, discussed above.  Defendant Yoseloff is our former CEO.  Defendant Baldwin is our former CFO.  Defendants Saunders, Castle, Peckman and Bailey are current members of our Board of Directors.  Defendants Jordan, Robson and Warner are former members of our Board of Directors.  The claims stem from a demand made by the plaintiff on our Board of Directors in July 2007 and the September 2009 rejection of the demand in a letter by a Special Demand Review Committee created by our Board.  The Complaint contains the following claims against all defendants:

1.	Breach of fiduciary duties for disseminating false and misleading statements.

2.	Breach of fiduciary duties for failing to maintain internal controls.

3.	Unjust enrichment.

4.	Abuse of control.

5.	Gross mismanagement.

On December 21, 2009, a Special Demand Review Committee of the Company’s Board filed a motion to dismiss the State Derivative Lawsuit based upon its investigation and business judgment. A hearing on that motion is presently set for June 17, 2010.

We deny any liability or wrongdoing.  We believe that the claims in Shareholder Derivative Lawsuits I and II and the State Derivative Lawsuit are without merit and intend to vigorously defend the cases.  Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on future financial results is not subject to reasonable estimates. However, we have tendered the cases to our directors and officers insurance carriers.  Thus far, reimbursement by our directors and officers insurance carriers for substantially all of the legal fees incurred for the cases has occurred in the ordinary course. While at this time we believe that our directors and officers insurance carriers will continue to reimburse us for legal fees, there can be no assurance that such reimbursement will continue in the future.

See also Subsequent Events.

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

TableMAX –

On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a Complaint against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master ™  product infringes the following U.S. Patents: 5,688,174, 6,921,337 and 7,201,667.  The Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorney’s fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337 and 7,201,667) (hereinafter collectively “TableMAX”) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, TableMAX filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master ®  infringes U.S. Patent 7,575,512.  U.S. Patent 7,575,512 was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint based on U.S. Patent 7,575,512.  The Motion for Preliminary Injunction sought to enjoin future sales of our Table Master®  product.  On October 26, 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument.  The Court also denied without prejudice various motions for summary judgment which we filed. During the discovery process, TableMAX had made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint.  We deny these allegations and believe that these allegations are untrue.  On January 15, 2010, TableMax filed a Second Amended Complaint (the "Third Complaint") which has materially the same allegations as the Second Complaint, except that it now alleges that our Vegas Star®  allegedly infringes all of the patents in suit which are the following US Patents: 5,688,174, 6,921,337, 7,201,661 and 7,575,51.

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

See also Subsequent Events.

Smart Shoes, Inc. (the “SSI Case”) –

On April 22, 2009, we filed a Complaint for declaratory relief against Smart Shoes, Inc. and Otho D. Hill (hereafter collectively “SSI”), in the Eighth Judicial District Court, Clark County, Nevada.  The declaratory relief claim seeks a judicial finding that we do not owe any money concerning SSI’s claim that we owe approximately $1,100 in regards to certain known material patents which we had acquired (hereinafter “Hill Patents”).  We believe that the approximate amount of $1,100, if it is owed, is owed by Progressive Gaming International Corporation (hereinafter “PGIC”) or possibly others, but not us.  On May 26, 2009, the defendants removed the matter to the United States District Court for the District of Nevada.  On June 9, 2009, the defendants filed an Answer and Counterclaims which included the following claims:  rescission of the assignment agreements between the defendants and PGIC for certain patents and imposition of a constructive trust; declaration of priority of rights as to the certain patents under the Federal Patent Laws; the defendants’ priority of rights as to the certain patents based on prior recorded assignments; the defendants’ priority of rights as to the certain patents based on prior assignments; and the defendants’ priority of rights in the certain patents based on the Nevada Uniform Commercial Code.  On July 2, 2009, we filed a Motion to Remand the entire case to the Eighth Judicial District Court, Clark County, Nevada, and a Motion to Dismiss all of the defendants’ counterclaims.  On October 14, 2009, the Court granted our Motion to Remand and denied the Motion to Dismiss as moot.  The case is no longer pending in Federal Court.

In an adversary proceeding by SSI in the United States Bankruptcy Court District of Nevada against the trustee of PGIC, the trustee filed Motions to (“Trustee’s Motions”):  (1) approve compromise and settlement pursuant to Bankruptcy Rule 9019 approving settlement between Smart Shoes, Inc. and Otho D. Hill and Progressive Gaming International Corporation fdba Mikohn Gaming Corporation; and (2) approve conferral of derivative rights to sue on Smart Shoes, Inc. and Otho D. Hill.  The Trustee’s Motions were set for hearing on January 26, 2010 and were eventually continued to April 6, 2010.  If the Trustee’s Motions are granted by the Court then: (1) SSI’s agreement with PGIC regarding the Hill Patents would be rescinded; (2) SSI would have the right to try and bring an avoidance action against us and others regarding the earlier foreclosure of the assets of PGIC (hereinafter “Foreclosure”) which among other assets allegedly transferred to IGT the Hill Patents and the Binding Term Sheet of February 17, 2009 between us and IGT relating to the Hill Patents and related issues (hereinafter “Binding Term Sheet”).   If the court grants the Trustee’s Motions and SSI were able to succeed in an avoidance action against us then: (i) we may have to pay approximately $1,530 in additional royalties; and (ii)  the rights that we received in regards to the known material patents that are part of the PGIC Table Games Division acquisition and the associated patent license agreement may be adversely affected; and (iii) our agreement with IGT, as reflected in the Binding Term Sheet and another agreement with IGT, could be modified, terminated or otherwise adversely impact.

On February 12, 2010, for certain immaterial monetary and non-monetary consideration, we settled all of SSI’s claims in its case against us, which case was pending in the Eighth Judicial District Court, Clark County, Nevada.  The case was dismissed with prejudice on February 22, 2010, with all parties to bear their attorney’s fees and costs.  This settlement also removes all of SSI’s claims that could have affected our legal title to the Hill Patents.

In February 2010, we also reached a separate settlement in principle with PGIC’s trustee in its bankruptcy case (the “Trustee”) on behalf of the Estate of PGIC, over related claims which could have also affected our legal title to the Hill Patents.  The settlement is subject to the Bankruptcy Court’s approval and finalization with the Trustee.  The proposed settlement would settle any claims that the Estate of PGIC/Trustee may have against us as a result of:  the Foreclosure; the Hill Patents; our acquisition of the PGIC Table Games Division in September 2007, including but limited to claims for $1,530 in additional royalties, the rights that we received in regards to the known material patents that are part of the acquisition of PGIC’s Table Game Division in September 2007, and the associated patent license agreement; and other issues.  The settlement will involve an immaterial cash payment by us to the Estate.  If approved by the Bankruptcy Court and not overturned on any appeal, all potential claims related to this matter should be materially resolved.  We expect a Bankruptcy Court ruling on the settlement during our 3rd fiscal quarter of the year.  Additionally, on March 8, 2010, the Trustee’s Motions, the outcome of which motions could have affected our settlement with SSI or the Trustee, were withdrawn and the hearing set for April 6, 2010 was vacated.

Macau Rapid Baccarat Patent Issue –

On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from the Macau SAR seized our one Rapid Baccarat ®  unit related to a claim of patent infringement by an alleged Macau patent owner of an alleged Macau patent.  There is the possibility of future legal proceedings being commenced against our subsidiary, Shuffle Master Asia Limited (“SMAL”) and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, a criminal matter in Macau. On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on there being no patent infringement and also based on the report of the Macau Customs SAR.  On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  The judge made no ruling on the patent holder’s appeal itself and thus no decision has yet been reached on whether a proceeding against our subsidiary SMAL will be opened. If the patent holder’s appeal to the Macau Court System is successful, then a criminal case for patent infringement against SMAL and its directors, could be instituted (i.e., the case being opened).  No proceeding against either SMAL or any of its directors has yet been commenced.  We deny any liability or wrongdoing.  We believe the claim is without merit.  If any legal proceedings were to be commenced against us, we would vigorously contest such proceedings.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

On or about February 3, 2010, we filed an appeal (the “First SMI Appeal”) to the judge’s decision of January 20, 2010 that the patent holder’s appeal was timely.  On or about March 4, 2010, the judge declined to forward the First SMI Appeal to a higher Macau Court. We filed a further appeal (the “Second SMI Appeal”) to have the higher Macau Court hear the First SMI Appeal.  In the meantime, the judge has still not decided whether or not to open a proceeding against SMAL and its directors.   We expect that the judge will make a decision whether or not to open a proceeding during our 3rd fiscal quarter of the year.

See also Subsequent Events.

Wright Matter –

On November 7, 2009, Sam Wright was playing our Vegas Star® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game which was a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42,000 appeared on the machine.  On April 26, 2010, we received notice for the first time that Mr. Wright had purported to file a patron dispute with the Louisiana State Police Gaming Division.  The purported patron dispute requests that Harrah’s New Orleans Casino and/or we acknowledge the gaming debt of $42,000 to Mr. Wright.  If Mr. Wright wins this purported patron dispute then: (1) we may have potential indemnity obligations to Harrah’s New Orleans Casino in the amount of approximately $42,000 plus attorney’s fees and costs; or (2) we may be liable to Mr. Wright for approximately $42,000.  We believe that Mr. Wright’s claims are without any basis or merit, at law or in fact.  We intend to vigorously defend this matter.  We deny any liability or wrongdoing.

Subsequent Events.

Timothy Parrott –

On May 6, 2010, Timothy Parrott, our former CEO, passed away.  Under his employment agreement dated January 28, 2009, Mr. Parrott would be paid a lump sum payment equal to 6 months of his then base salary upon his departure from the Company, either upon death, total disability or without just cause.  Mr. Parrott's employment agreement also provided for a grant of 300 stock options which would 100% accelerate vest in the case of a total disability or death.  Accordingly, in May 2010, we will record a compensation charge of $250 for the lump sum payment equal to 6 months of his base salary and a stock compensation charge equal to $410 related to the 100% accelerated vesting of his outstanding stock options.

Class Action Lawsuits –

At the June 8, 2010 hearing, the court gave its final approval to this settlement.  The cases will be dismissed with prejudice, and the settlement funds will be released to the plaintiffs once the court’s approval and judgment are final and any appeal period has expired.  All settlement funds will be paid by our D&O insurance carriers.  We continue to deny any wrongdoing.

Shareholder Derivative Suits –

In May 2010, the parties agreed upon a settlement in principle, subject to documentation and court approval with the following material terms if the settlement is approved:  (i) the case would be dismissed with prejudice and all defendants released in exchange for payment of the plaintiffs' attorneys' fees of $1,000 by our D&O insurance carriers; (ii) we will not be paying any amounts in the settlement; (iii) we have made and will make certain corporate governance changes; and (iv) we continue to deny any wrongdoing.  Accordingly, we have recorded an insurance receivable in other current assets of $1,000 and accrued for the settlement of $1,000 in other accrued current liabilities as of April 30, 2010. See Note 2 for more information.

TableMAX –

On June 1, 2010, in a document produced in the discovery process, it appears that TableMAX’s allegations of infringement in regards to our Vegas Star® product is limited to US Patent 5,688,174.  We continue to deny any liability or wrongdoing.

Macau Rapid Baccarat Patent Issue –

On June 2, 2010 the Judge denied the patent holder’s request to open a criminal proceeding, and decided that the investigation should remain dismissed against SMAL and its directors.  The patent holder may appeal this decision.  We continue to deny any liability or wrongdoing.

11. RETROSPECTIVE APPLICATION OF NEW ACCOUNTING STANDARDS ADOPTED AT THE BEGINNING OF FISCAL 2010

As mentioned in Note 1, we were required to retrospectively change our method of accounting for the Notes during the period they were outstanding to comply with the new authoritative guidance. We separated the Notes into two accounting components:

1.      a debt component, representing the fair value of the Notes as if they had no conversion rights, and
2.      an equity component, representing the difference between the proceeds from the issuance of the Notes and their fair value.

The amount allocated to the equity component was accounted for as debt discount.  We also allocated the transaction costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively.  Debt discount and debt issuance costs not allocated to equity were amortized over the period to the first conversion date (5 years) using the effective interest rate method and recorded as interest expense.

The retrospective application of this new accounting standard to our balance sheet at October 31, 2009, and our statements of operations and cash flows for the three month period ended January 31, 2009 were erroneously omitted from our first quarter financial statements.  Accordingly, the effect of the adoption of this new authoritative guidance on our balance sheet at October 31, 2009, and our statements of operations and cash flows for the three month period ended January 31, 2009 is included in the table below.

The effect of the adoption of the new authoritative guidance on our balance sheet at October 31, 2009, and our statements of operations and cash flows for the three month period ended January 31, 2009 for the three and six-month periods ended April 30, 2009 are as follows:
		Adjustments
	As previously reported	Convertible Debt	As Currently Presented
	(In thousands, except per share amounts)

INCOME STATEMENTS
For the Three Months Ended January 31, 2009
Interest expense	$(1,872)	$(328)	$(2,200)
Total other income (expense)	(2,487)	(328)	(2,815)
Gain on early extinguishment of debt	163	(139)	24
Income before tax	(1,154)	(467)	(1,621)
Income tax provision	(181)	(171)	(352)
Net income	(973)	(296)	(1,269)

Basic and diluted EPS	$(0.02)	$-	$(0.02)

Basic and diluted weighted average shares outstanding	53,058	-	53,058

For the Three Months Ended April 30, 2009
Interest expense	$(1,384)	$(265)	$(1,649)
Total other income (expense)	244	(265)	(21)
Income before tax	5,189	(265)	4,924
Income tax provision	612	(93)	519
Net income	4,577	(172)	4,405

Basic EPS	$0.09	$(0.01)	$0.08
Diluted EPS	$0.09	$(0.01)	$0.08

Basic weighted average shares outstanding	53,087	-	53,087
Diluted weighted average shares outstanding	53,192	-	53,192

For the Six Months Ended April 30, 2009
Interest expense	$(3,256)	$(593)	$(3,849)
Total other expense	(2,243)	(593)	(2,836)
Gain on early extinguishment of debt	1,961	(139)	1,822
Income before tax	4,035	(732)	3,303
Income tax provision	431	(264)	167
Net income	3,604	(468)	3,136

Basic EPS	$0.07	$(0.01)	$0.06
Diluted EPS	$0.07	$(0.01)	$0.06

Basic weighted average shares outstanding	53,073	-	53,073
Diluted weighted average shares outstanding	53,186	-	53,186

BALANCE SHEET
At October 31, 2009
Paid-in capital	88,977	16,956	105,933
Retained earnings	42,282	(16,956)	25,326

STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2009
Operations
Net income	$(973)	$(296)	$(1,269)
Adjustments:
Amortization of debt issuance costs and debt discount	325	328	653
Gain on early extinguishment of debt	(163)	139	(24)
Deferred income taxes	(354)	(171)	(525)

For the Six Months Ended April 30, 2009
Operations
Net income	$3,604	$(468)	$3,136
Adjustments:
Amortization of debt issuance costs and debt discount	636	593	1,229
Gain on early extinguishment of debt	(1,961)	139	(1,822)
Deferred income taxes	(1,043)	(264)	(1,307)

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

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing licensed casino operators and other users with products and services that improve their speed, profitability, productivity and security.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced for certain sub-assemblies, in the United States, Europe and Australasia.

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

Strategy

We are proud of the products that we develop and market and believe we can have continued growth and expansion. To that end, we have devised and are implementing the following ongoing strategic plan:

Develop a true “strategic partner” relationship with our customers

Our first strategic goal focuses on partnering with our customers, not only to provide enhanced efficiencies, maximize security and maximize profitability on the casino floor, but also working diligently to develop innovative products that anticipate and respond to their needs. To demonstrate our top strategic initiative, we rolled out a 12 Point Pledge that outlines our commitment to our customers:

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

This ongoing strategic plan assists us in defining and implementing our specific product strategies for the future are:

•
To focus on developing, manufacturing and marketing products that increase the speed, profitability, productivity and security of licensed casino operators and other licensed operators in their table game operations.

•
To develop and market shufflers with advanced features and capabilities, such as optical card recognition and deck validation, to replace older generation shufflers and to further penetrate domestic and foreign markets.

•
To broaden our PTG segment by developing or acquiring additional table game content to increase our penetration of licensed casino operators’ table game operations. In addition, our analysis has shown that there exists a strong correlation between proprietary table game growth and demand for automatic shufflers.

•	To develop a variety of felt-based and e-Table solutions to increase revenue from existing assets in the field by adding new proprietary features such as progressives and side bets.

•
To market our e-Table platforms to provide a cost-effective brand extension of our PTG content to existing casino and new licensed casino operators and to explore other venues in which the platforms could be reasonably modified to fulfill market demands.

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

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to consume significant R&D efforts on the development of our newer generation shuffler products, such as the iDeal® and one2six® Plus, our card recognition products, as well as other table accessories, such as the iShoe® and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table™, our newest e-Table that combines a variety of our products to create an exciting new table game experience.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2010		2009		2010		2009
	(In thousands)
Revenue:
Utility	$21,130	41.6%	$19,986	44.1%	$38,746	42.5%	$35,737	44.8%
Proprietary Table Games	10,170	20.0%	8,852	19.5%	19,205	21.1%	18,513	23.2%
Electronic Table Systems	12,444	24.5%	5,730	12.7%	20,819	22.8%	9,699	12.1%
Electronic Gaming Machines	7,072	13.9%	10,704	23.6%	12,382	13.6%	15,789	19.8%
Other	-	0.0%	32	0.1%	-	0.0%	55	0.1%

Total revenue	50,816	100.0%	45,304	100.0%	91,152	100.0%	79,793	100.0%
Cost of revenue	18,517	36.4%	19,606	43.3%	34,006	37.3%	33,534	42.0%

Gross profit	32,299	63.6%	25,698	56.7%	57,146	62.7%	46,259	58.0%
Selling, general and administrative	15,702	30.9%	18,360	40.5%	30,059	33.0%	34,011	42.6%
Research and development	5,244	10.3%	4,191	9.3%	10,206	11.2%	7,931	9.9%

Income from operations	11,353	22.4%	3,147	6.9%	16,881	18.6%	4,317	5.5%
Other income (expense):
Interest income	154	0.3%	311	0.7%	292	0.3%	545	0.7%
Interest expense	(960)	(1.9%)	(1,649)	(3.6%)	(2,016)	(2.2%)	(3,849)	(4.8%)
Other, net	473	0.9%	1,317	2.9%	1,127	1.2%	468	0.6%
Total other income (expense)	(333)	(0.7%)	(21)	(0.0%)	(597)	(0.7%)	(2,836)	(3.6%)
Gain on early extinguishment of debt	-	0.0%	1,798	4.0%	-	0.0%	1,822	2.2%

Income from operations before tax	11,020	21.7%	4,924	10.9%	16,284	17.9%	3,303	4.1%
Income tax provision	3,135	6.2%	519	1.2%	4,720	5.2%	167	0.2%
Net income	$7,885	15.5%	$4,405	9.7%	$11,564	12.7%	$3,136	3.9%

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)
Revenue:
Leases and royalties	$21,477	$18,614	15.4%	$41,970	$36,970	13.5%
Sales and service	29,339	26,684	9.9%	49,182	42,794	14.9%
Other	-	6	(100.0%)	-	29	(100.0%)
Total	$50,816	$45,304	12.2%	$91,152	$79,793	14.2%

Cost of revenue:
Leases and royalties	$7,158	$5,864	22.1%	$13,462	$11,703	15.0%
Sales and service	11,359	13,742	(17.3%)	20,544	21,831	(5.9%)
Total	$18,517	$19,606	(5.6%)	$34,006	$33,534	1.4%

Gross profit:
Leases and royalties	$14,319	$12,750	12.3%	$28,508	$25,267	12.8%
Sales and service	17,980	12,942	38.9%	28,638	20,963	36.6%
Other	-	6	(100.0%)	-	29	(100.0%)
Total	$32,299	$25,698	25.7%	$57,146	$46,259	23.5%

Gross margin:
Leases and royalties	66.7%	68.5%		67.9%	68.3%
Sales and service	61.3%	48.5%		58.2%	49.0%
Total	63.6%	56.7%		62.7%	58.0%

Three months ended April 30, 2010 compared to three months ended April 30, 2009

Revenue

Our revenue for the three months ended April 30, 2010 increased $5,512 over the same prior year period, primarily due to the following:

·	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $3,900 due to the exchange effect of a weakening U.S. dollar

·	Increase in our leases and royalties revenue
o	Driven primarily by increased ETS lease revenue due to a 41.0% increase in seats on lease
o	Increased PTG lease and royalty revenue due to a 12.7% increase in units on lease
o	Increased Utility lease revenue driven by a 8.9% increase in units on lease

·	Increase in our sales and service revenue
o	Increase most notably in our ETS segment driven by a 191.8% increase in sold seats
o	Partially offset by a decrease in our EGM segment due to a 50.1% decline in the number of sold units

•	Market expansion and favorable regulatory changes
o	Opening of two casinos in Singapore drove increased sales revenue of $3,100 and increased lease revenue of $500 in our Utility, PTG and ETS segments
o	Casino opening in the Philippines drove increased Utility lease revenue

o	Regulatory changes in United States jurisdictions, such as Indiana and Florida, allowed for the placement of Table Master® seats which led to increased ETS lease and sales revenue
o	Favorable regulatory changes in certain Australian jurisdictions which substantially drove increased ETS sales revenue of approximately $4,300

Gross margin

Our gross margin for the three months ended April 30, 2010 increased 690 basis points (“bps”) to 63.6% as compared to the same prior year period, reflecting the following:

·	Increased segment margin performance
o	ETS was favorably impacted by high margin sales of Rapid Table Games® and Vegas Star®
o	Utility was favorably impacted by reduced amortization
o	EGM was favorably impacted by sales of higher margin hardware conversion kits
o	Partially offset by reduced PTG margins due to a write-off of certain tangible and intangible assets

Six months ended April 30, 2010 compared to six months ended April 30, 2009

Revenue

Our revenue for the six months ended April 30, 2010 increased $11,359 over the same prior year period, primarily due to the following:

·	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $6,700 due to the exchange effect of a weakening U.S. dollar

·	Increase in our sales and service revenue
o	Increase most notably in our ETS segment driven by a 197.5% increase in sold seats
o	Utility sales revenue was driven by a 12.7% increase in shuffler sold units
o	Partially offset by a decrease in our EGM segment, driven by a 45.3% decline in sold units

·	Increase in our leases and royalties revenue
o	Driven primarily by increased ETS lease revenue due to a 41.0% increase in seats on lease
o	Increased Utility lease revenue driven by a 8.9% increase in shuffler leased units

•	Market expansion and favorable regulatory changes
o	Opening of two casinos in Singapore drove increased sales revenue of $3,100 and increased lease revenue of $500 in our Utility, PTG and ETS segments
o	Casino opening in the Philippines drove increased Utility lease revenue
o	Regulatory changes in United States jurisdictions, such as Indiana and Florida, allowed for the placement of Table Master seats which led to increased ETS lease and sales revenue
o	Favorable regulatory changes in certain Australian jurisdictions which substantially drove increased ETS sales revenue of approximately $4,300

Gross margin

Our gross margin for the six months ended April 30, 2010 increased 470 bps to 62.7% as compared to the same prior year period, reflecting the following:

·	Increase segment margin performance
o	ETS was favorably impacted by high margin sales of Rapid Table Games and Vegas Star
o	Utility was favorably impacted by greater conversion sales and reduced amortization
o	EGM was favorably impacted by sales of higher margin hardware conversion kits
o	Partially offset by reduced PTG margins due to a write-off of certain tangible and intangible assets

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)

Selling, general and administrative	$15,702	$18,360	(14.5%)	$30,059	$34,011	(11.6%)
Percentage of revenue	30.9%	40.5%		33.0%	42.6%

Research and development	$5,244	$4,191	25.1%	$10,206	$7,931	28.7%
Percentage of revenue	10.3%	9.3%		11.2%	9.9%

Total operating expenses	$20,946	$22,551	(7.1%)	$40,265	$41,942	(4.0%)
Percentage of revenue	41.2%	49.8%		44.2%	52.5%

Three months ended April 30, 2010 compared to three months ended April 30, 2009

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses decreased $2,658 for the three months ended April 30, 2010 as compared to the same prior year period.  This decrease primarily reflects the following:

•	Severance costs
o	Severance costs decreased $4,000 primarily due to the retirement of our former CEO in the prior year period

The decrease in SG&A expenses was partially offset by the following increases:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $1,090 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•	Professional fees
o
Increase in legal expenses of approximately $200.  Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMax and SSI Case litigations offset by a reduction in costs related to the Elixir Gaming purchase and settlement agreement incurred during the same prior year period (See Note 10 Legal Proceedings for further discussion)

Research & development (“R&D”) expenses:

R&D expenses increased $1,053 for the three months ended April 30, 2010 as compared to the same prior year period.  This increase primarily reflects:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $808 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

Overall increase in R&D expenses related to the following projects which have been the focus of our R&D efforts during the three months ended April 30, 2010:

•	PTG
o	Expenses primarily related to development of implementing progressives onto existing proprietary games
o	Additional R&D efforts were spent on developing the Video Progressive Display System (“ViPS”) to support our PTG progressive products

•	ETS
o	Expenses primarily related to the further development of the i-Table, including the development of PTG based i-Table products
o	Additional R&D efforts continue to be spent on creating and implementing new game content for our Table Master, Vegas Star and Rapid Table Games

Six months ended April 30, 2010 compared to six months ended April 30, 2009

Selling, general & administrative expenses:

SG&A expenses decreased $3,952 for the six months ended April 30, 2010 as compared to the same prior year period.  This decrease primarily reflects the following:

•	Severance costs

o	Severance costs decreased $6,500 primarily due to the retirement of our former CEO and the departure of several senior executives in the prior year period

The decrease in SG&A expenses was partially offset by the following increases:

•	Impact of foreign currency fluctuations

o	Net increases of approximately $2,060 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•	Professional fees

o
Increase in legal expenses of approximately $450.  Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMax and SSI Case litigations offset by a reduction in costs related to the Elixir Gaming purchase and settlement agreement incurred during the same prior year period

Research & development expenses:

R&D expenses increased $2,275 for the six months ended April 30, 2010 as compared to the same prior year period.  This increase primarily reflects:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $1,400 at our foreign subsidiaries due to the weakening of the U.S. dollar

Overall increase in R&D expenses related to the following projects which have been the focus of our R&D efforts during the six months ended April 30, 2010:

•	PTG
o	Expenses primarily related to development of implementing progressives onto existing proprietary games
o	Additional R&D efforts were spent on developing the ViPS to support our PTG progressive products

•	ETS
o	Expenses primarily related to the further development of the i-Table, including the development of PTG based i-Table products.
o	Additional R&D efforts continue to be spent on creating and implementing new game content for our Table Master, Vegas Star and Rapid Table Games

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)
Gross margin:
Depreciation	$2,304	$1,415	62.8%	$4,459	$3,374	32.2%
Amortization	2,173	2,606	(16.6%)	4,774	5,151	(7.3%)
Total	4,477	4,021	11.3%	9,233	8,525	8.3%

Operating expenses:
Depreciation	663	669	(0.9%)	1,363	1,222	11.5%
Amortization	685	822	(16.7%)	1,354	1,480	(8.5%)
Total	1,348	1,491	(9.6%)	2,717	2,702	0.6%

Total:
Depreciation	2,967	2,084	42.4%	5,822	4,596	26.7%
Amortization	2,858	3,428	(16.6%)	6,128	6,631	(7.6%)
Total	$5,825	$5,512	5.7%	$11,950	$11,227	6.4%

Three months ended April 30, 2010 compared to three months ended April 30, 2009

Depreciation and amortization included in gross margin increased 1,130 bps for the three months ended April 30, 2010 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets, primarily driven by increases in shuffler units and ETS seats on lease. Decreased amortization in gross margin is due to a decrease in amortization expense associated with developed technology becoming fully amortized in the three months ended January 31, 2010.

Depreciation and amortization included in operating expenses decreased 960 bps for the three months ended April 30, 2010 as compared to the same prior year period. The decreased amortization primarily related to a reduction in the amount of fixed amortization of intangible assets related to the PTG segment.

Six months ended April 30, 2010 compared to six months ended April 30, 2009

Depreciation and amortization included in gross margin increased 830 bps for the six months ended April 30, 2010 as compared to the same prior year period due to increases in leased assets discussed above.

Depreciation and amortization included in operating expenses remained consistent with the same prior year period.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended April 30, 2010 compared to three months ended April 30, 2009

	Three Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$8,295	$7,558	$737	9.8%
Sales - Shuffler	9,183	9,882	(699)	(7.1)
Sales - Chipper	543	65	478	735.4
Service	1,751	1,764	(13)	(0.7)
Other	1,358	717	641	89.4
Total sales and service	12,835	12,428	407	3.3
Total Utility segment revenue	$21,130	$19,986	$1,144	5.7%

Utility segment gross profit	$12,886	$11,956	$930	7.8%
Utility segment gross margin	61.0%	59.8%

Utility segment operating income	$11,242	$9,693	$1,549	16.0%
Utility segment operating margin	53.2%	48.5%

Shuffler unit information:
Lease units, end of quarter	6,062	5,565	497	8.9%
Average monthly lease price	$456	$453	$3	0.7%

Sold units during quarter	674	672	2	0.3%
Average sales price	$13,625	$14,705	$(1,080)	(7.3%)

Chipper unit information:
Lease units, end of quarter	125	24	101	420.8%

Sold during quarter	25	4	21	525.0%
Average sales price	$21,720	$16,250	$5,470	33.7%

Our Utility segment revenue for the three months ended April 30, 2010 increased $1,144 as compared to the same prior year period, primarily due to the following:

•	A 9.8% increase in lease revenue
o	An increase in the number of units on lease, driven primarily by new lease placements in Singapore and the Philippines
o	Lease placements continue to be partially driven by the Ace® shuffler replacement cycle
➢
The iDeal shuffler is our next generation replacement for the Ace specialty shuffler.  As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers with the iDeal shuffler

•	A 89.4% increase in other revenue
o	An increase in the number of sold iShoe and i-Score units, representing a large sale to a single customer

•	A 735.4% increase in chipper sales revenue
o	An increase in the number of sold Easy Chipper C™ units, driven by increased placements in the European market
o	An increase in the average sales price driven partially by increased sales of hold 'em™ units, which have a higher average sales price than our Easy Chipper C

These increases were impacted by the following decrease:

•	A 7.1% decrease in shuffler sales revenue, driven by a decline in the average sales price due to a shift in product mix

•	The three months ended April 30, 2010 included 86 conversions from leased to sold shufflers as compared to 45 conversions in the same prior year period

Utility gross profit increased 7.8% for the three months ended April 30, 2010 as compared to the same prior year period.  Utility gross margin also increased 120 bps, to 61.0% for the three months ended April 30, 2010 as compared to the same prior year period.

The increases in gross profit and gross margin primarily relate to the following:

•	Increase in leased shuffler units—leased units generally drive higher gross margins than sales

•	The increase in shuffler conversion sales from leased to sold shufflers. Shuffler conversions traditionally generate higher gross margins

•
Non-cash charges—a reduction of approximately $300 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 16.0% for the three months ended April 30, 2010 as compared to the same prior year period. Utility operating margin also increased 470 bps to 53.2% for the three months ended April 30, 2010 as compared to the same prior year period.  The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above

•	A slight reduction in the amount of R&D expense associated with the Utility segment

•	The prior year period included a $400 charge to the Utility segment related to the Elixir Gaming purchase and settlement agreement

Utility Segment Operating Results

Six months ended April 30, 2010 compared to six months ended April 30, 2009

	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$16,241	$15,011	$1,230	8.2%
Sales - Shuffler	15,812	14,947	865	5.8
Sales - Chipper	1,079	798	281	35.2
Service	3,496	3,516	(20)	(0.6)
Other	2,118	1,465	653	44.6
Total sales and service	22,505	20,726	1,779	8.6
Total Utility segment revenue	$38,746	$35,737	$3,009	8.4%

Utility segment gross profit	$23,591	$20,484	$3,107	15.2%
Utility segment gross margin	60.9%	57.3%

Utility segment operating income	$20,145	$16,564	$3,581	21.6%
Utility segment operating margin	52.0%	46.3%

Shuffler unit information:
Lease units, end of period	6,062	5,565	497	8.9%
Average monthly lease price	$447	$450	$(3)	(0.7%)

Sold units during period	1,127	1,000	127	12.7%
Average sales price	$14,030	$14,947	$(917)	(6.1%)

Chipper unit information:
Lease unit, end of period	125	24	101	420.8%

Sold during period	42	37	5	13.5%
Average sales price	$25,690	$21,568	$4,122	19.1%

Utility segment revenue for the six months ended April 30, 2010 increased $3,009 as compared to the same prior year period, primarily due to the following:

•	An 8.2% increase in lease revenue
o	An increase in the number of units on lease, driven primarily by new lease placements in Singapore and the Philippines
o	Lease placements continue to be partially driven by the Ace shuffler replacement cycle
➢
The iDeal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers with the iDeal shuffler

•	A 5.8% increase in shuffler sales revenue
o	An increase in the number of sold units, partially offset by a reduction in average sales price due to a shift in product mix
➢	Sold units consist of one2six, iDeal and Deck Mate®
o	The six months ended April 30, 2010 included 179 conversions from leased to sold shufflers as compared to 64 conversions in the same prior year period

•	A 44.6% increase in other revenue
o	An increase in the number of sold iShoe and i-Score units, representing a large sale to a single customer

•	A 35.2% increase in chipper sales revenue
o	An increase in the number of sold Easy Chipper C units, driven by increased placements in the European market
o	An increase in the average sales price driven partially by increased sales of Chipmaster units, which have a higher average sales price than our Easy Chipper C

Utility gross profit increased 15.2% for the six months ended April 30, 2010 as compared to the same prior year period.  Utility gross margin also increased 360 bps, to 60.9% for the six months ended April 30, 2010 as compared to the same prior year period.

The increases in gross profit and gross margin primarily relate to the following:

•	Increase in leased shuffler units—leased units generally drive higher gross margins than sales

•	Shuffler sales revenue
o	The overall increase in sales revenues which generally generate a higher initial gross profit
o	The increase in shuffler conversion sales from leased to sold shufflers. Shuffler conversions traditionally generate higher gross margins

•	Non-cash charges
o
Slightly offset by a reduction of approximately $550 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 21.6% for the six months ended April 30, 2010 as compared to the same prior year period. Utility operating margin also increased 570 bps to 52.0% for the six months ended April 30, 2010 as compared to the same prior year period.  The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above

•	A slight reduction in the amount of R&D expense associated with the Utility segment

•	The prior year period included a $400 charge to the utility segment related to the Elixir Gaming purchase and settlement agreement

Proprietary Table Games Segment Operating Results

Three months ended April 30, 2010 compared to three months ended April 30, 2009

	Three Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$9,228	$8,385	$843	10.1%
Sales	854	321	533	166.0
Service	30	47	(17)	(36.2)
Other	58	99	(41)	(41.4)
Total sales and service revenue	942	467	475	101.7
Total PTG segment revenue	$10,170	$8,852	$1,318	14.9%

PTG segment gross profit	$7,715	$7,173	$542	7.6%
PTG segment gross margin	75.9%	81.0%

PTG segment operating income	$7,148	$6,286	$862	13.7%
PTG segment operating margin	70.3%	71.0%

PTG unit information:
Premium units, end of quarter	2,288	2,148	140	6.5%
Side bet units, end of quarter	1,769	1,696	73	4.3%
Progressive units, end of quarter	513	238	275	115.5%
Add-on units, end of quarter	74	38	36	94.7%
Total revenue generating lease base	4,644	4,120	524	12.7%

Average monthly lease/license price	$662	$678	$(16)	(2.4%)

Sold during quarter	24	90	(66)	(73.3%)
Average sales price	$35,583	$3,567	$32,016	897.6%

Total PTG segment revenue increased $1,318 for the three months ended April 30, 2010, as compared to the same prior year period.  The PTG segment revenue increase was primarily due to the following:

•	A 10.1% increase in royalties and leases revenue
o	Increased placements of premium table games and progressive units, specifically Ultimate Texas Hold ’em® table games and Three Card Poker Progressive®
o	Offset by a slight decrease in the average monthly lease / license price. Progressives, add-ons and side bets have lower average lease price than premium titles

•	A 166.0% increase in PTG sales revenue
o	An increase of 897.6% in PTG average sale price, driven by sales of our Three Card Poker® premium table game in the current period
o	There were 11 premium table game conversion sales from leased units to lifetime licenses in the current period, compared to 4 in the same prior year period
o
Prior year unit sales were comprised primarily of side bet lifetime licenses, which have a lower average sales price compared to our premium table games.  Excluding these sales, average sales price in the prior year period would have been approximately $18,000

PTG gross profit increased 7.6% year over year, although gross margin decreased 510 bps to 75.9% as compared to the same prior year period.  The increase in gross profit primarily related to the following:

•	The overall increase in total revenues

The decrease in gross margin is primarily related to the following:

•	The write-off of certain intangible licenses and related equipment totaling approximately $500.

PTG operating income increased 13.7% year over year.  The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above

•	A reduction in the amount of fixed amortization of intangible assets related to the PTG segment

Proprietary Table Games Segment Operating Results

Six months ended April 30, 2010 compared to six months ended April 30, 2009

	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$18,110	$16,843	$1,267	7.5%
Sales	879	851	28	3.3
Service	72	90	(18)	(20.0)
Other	144	729	(585)	(80.2)
Total sales and service revenue	1,095	1,670	(575)	(34.4)
Total PTG segment revenue	$19,205	$18,513	$692	3.7%

PTG segment gross profit	$15,252	$15,218	$34	0.2%
PTG segment gross margin	79.4%	82.2%

PTG segment operating income	$14,078	$13,549	$529	3.9%
PTG segment operating margin	73.3%	73.2%

PTG unit information:
Premium units, end of period	2,288	2,148	140	6.5%
Side bet units, end of period	1,769	1,696	73	4.3%
Progressive units, end of period	513	238	275	115.5%
Add-on units, end of period	74	38	36	94.7%
Total revenue generating lease base	4,644	4,120	524	12.7%

Average monthly lease/license price	$650	$681	$(31)	(4.6%)

Sold during period	26	108	(82)	(75.9%)
Average sales price	$33,808	$7,880	$25,928	329.1%

Total PTG segment revenue increased $692 for the six months ended April 30, 2010, as compared to the same prior year period.  The PTG segment revenue increase was primarily due to the following:

•	A 7.5% increase in royalties and leases revenue
o	Increased placements of premium table games and progressive units, specifically our Ultimate Texas Hold ’em table games, Three Card Poker Progressive and Fortune Pai Gow Poker Progressive™
o	Offset by a slight decrease in the average monthly lease / license price. Progressives, add-ons and side bets have lower average lease price than premium titles

•	A 3.3% increase in PTG sales revenue
o	An increase of 329.1% in PTG average sale price, driven by sales of our Three Card Poker premium table game in the current period
o	Increased table game conversion sales as discussed above
o	Increased premium table games sales with higher average sales prices discussed above

These increases were partially offset by the following:

•	A decrease of 80.2% in PTG other revenue
o	$580 of revenue was included in the same prior year period from our Three Card Poker World Championship® Tournament. No such tournament was held in the current period

PTG gross profit was essentially constant year over year, although gross margin decreased 280 bps to 79.4% as compared to the same prior year period.  The decrease in gross margin primarily related to the following:

•	The write-off of certain intangible licenses and related equipment totaling approximately $500.

PTG operating income increased 3.9% year over year. The increase in operating income primarily related to the following:

•	A reduction in the amount of fixed amortization of intangible assets related to the PTG segment

Electronic Table Systems Segment Operating Results

Three months ended April 30, 2010 compared to three months ended April 30, 2009

	Three Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,896	$2,659	$1,237	46.5%
Sales	7,513	2,456	5,057	205.9
Service	151	115	36	31.3
Other	884	500	384	76.8
Total sales and service revenue	8,548	3,071	5,477	178.3
Total ETS segment revenue	$12,444	$5,730	$6,714	117.2%

ETS segment gross profit	$7,832	$1,835	$5,997	326.8%
ETS segment gross margin	62.9%	32.0%

ETS segment operating income	$5,377	$538	$4,839	899.4%
ETS segment operating margin	43.2%	9.4%

ETS unit information:
Lease seats, end of quarter	2,352	1,668	684	41.0%
Average monthly lease price	$552	$531	$21	4.0%

Sold during quarter	426	146	280	191.8%
Average sales price	$17,636	$16,822	$814	4.8%

Total ETS segment revenue increased $6,714 for the three months ended April 30, 2010, as compared to the same prior year period. The increase was primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $1,800 due to the exchange effect of a weakening U.S. dollar

•	A 205.9% increase in sales revenue
o
A 175.7% increase in Vegas Star and Rapid Table Games seats sold primarily to several large casinos in Australia. These sales were driven primarily by favorable regulatory changes in certain Australian jurisdictions which substantially drove increased ETS sales revenue of approximately $4,300

o
A 242.9% increase in sold Table Master seats, characterized by sales to several large customers in the United States. These sales were the result of the opening of new geographic jurisdictions, such as Florida and Indiana

o
A 4.8% increase in the average sales price. The increase in average sales price was primarily driven by the increased sales of Vegas Star seats. Vegas Star games are generally sold at a higher average sales price per seat than Table Master

•	A 76.8% increase in other revenue
o	An increase in parts and peripherals, as the current quarter includes a large sale of hardware combined with software conversion kits to a single customer

•	A 46.5% increase in royalties and lease revenue
o	A 41.0% increase in seats on lease, driven primarily by Table Master seats in the United States and Rapid Table Games seats in Singapore
o	The increased lease placements in the United States were driven primarily by the opening of new geographical jurisdictions such as Florida

ETS gross profit increased 326.8% for the three months ended April 30, 2010, as compared to the same prior year period.  ETS gross margin also increased 3,090 bps to 62.9% for the three months ended April 30, 2010, as compared to the same prior year period.  These increases are due to the following:

•	Mix of revenue
o	The significant increase in sales revenues which drove proportionate increases in gross profit
o	Improvements in average sales price which drove margin improvements on all products
o
The increased amount of parts and peripheral sales, which have a substantially higher margin than completed units.  As noted above, the current quarter includes a large sale of hardware combined with software conversion kits to a single customer

•	Fixed amortization
o
A reduction of approximately $360 in amortization expense associated with the Vegas Star and Rapid Table Games product line as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

ETS operating income increased 899.4%, to $5,377 for the three months ended April 30, 2010, as compared to $538 for the same prior year period.  ETS operating margin also increased 3,380 bps for the three months ended April 30, 2010, as compared to the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Electronic Table Systems Segment Operating Results

Six months ended April 30, 2010 compared to six months ended April 30, 2009
	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$7,510	$5,105	$2,405	47.1%
Sales	11,324	3,507	7,817	222.9
Service	298	276	22	8.0
Other	1,687	811	876	108.0
Total sales and service revenue	13,309	4,594	8,715	189.7
Total ETS segment revenue	$20,819	$9,699	$11,120	114.7%

ETS segment gross profit	$11,751	$3,395	$8,356	246.1%
ETS segment gross margin	56.4%	35.0%

ETS segment operating income	$6,900	$685	$6,215	907.3%
ETS segment operating margin	33.1%	7.1%

ETS unit information:
Lease seats, end of period	2,352	1,668	684	41.0%
Average monthly lease price	$532	$510	$22	4.3%

Sold during period	604	203	401	197.5%
Average sales price	$18,748	$17,276	$1,472	8.5%

Total ETS segment revenue increased $11,120 for the six months ended April 30, 2010, as compared to the same prior year period. The increase was primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $2,700 due to the exchange effect of a weakening U.S. dollar

•	A 222.9% increase in sales revenue
o
A 158.3% increase in Vegas Star and Rapid Table Games seats sold primarily to several large casinos in Australia. These sales were driven primarily by favorable regulatory changes in certain Australian jurisdictions which substantially drove increased ETS sales revenue of approximately $4,300

o
A 385.7% increase in sold Table Master seats, typically characterized by sales to several large customers in the United States. These sales were the result of the opening of new geographic jurisdictions, such as Florida and Indiana

o
An 8.5% increase in the average sales price. The increase in average sales price was primarily driven by the increased sales of Vegas Star and Rapid Table Game seats, which are generally sold at a higher average sales price per seat than Table Master

•	A 108.0% increase in parts and peripherals. The current quarter includes a large sale of hardware combined with software conversion kits to a single customer

•	A 47.1% increase in royalties and lease revenue
o	A 41.0% increase in seats on lease, driven primarily by Table Master and Rapid Table Games seats
o	The increased lease placements in the United States were driven primarily by the opening of new geographical jurisdictions such as Florida

ETS gross profit increased 246.1% for the six months ended April 30, 2010, as compared to the same prior year period.  ETS gross margin also increased 2,140 bps to 56.4% for the six months ended April 30, 2010, as compared to the same prior year period.  These increases are due to the following:

•	Mix of revenue
o	The significant increase in sales revenues which drove proportionate increases in gross profit
o	Improvements in average sales price which drove margin improvements on all products
o
The increased amount of parts and peripheral sales, which have a substantially higher margin than completed units.  As noted above, the current year period includes a large sale of hardware combined with software conversion kits to a single customer

•	Fixed amortization
o
A reduction of approximately $230 in amortization expense associated with the Vegas Star and Rapid Table Games product line as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

ETS operating income increased 907.3% to $6,900 for the six months ended April 30, 2010, as compared to $685 for the same prior year period.  ETS operating margin also increased 2,600 bps for the six months ended April 30, 2010, as compared to the same prior year period.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Electronic Gaming Machines Segment Operating Results

Three months ended April 30, 2010 compared to three months ended April 30, 2009
	Three Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$58	$-	$58	100.0%
Sales	5,222	8,500	(3,278)	(38.6)
Other	1,792	2,204	(412)	(18.7)
Total sales and service revenue	7,014	10,704	(3,690)	(34.5)
Total EGM segment revenue	$7,072	$10,704	$(3,632)	(33.9%)

EGM segment gross profit	$3,866	$4,763	$(897)	(18.8%)
EGM segment gross margin	54.7%	44.5%

EGM segment operating income	$1,978	$3,068	$(1,090)	(35.5%)
EGM segment operating margin	28.0%	28.7%

EGM unit information:
Lease seats, end of quarter	18	-	18	100.0%

Sold during quarter	370	742	(372)	(50.1%)
Average sales price	$14,114	$11,456	$2,658	23.2%

Total EGM segment revenue decreased $3,632 for the three months ended April 30, 2010, as compared to the same prior year period, primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $1,800 due to the exchange effect of a weakening U.S. dollar

•	A 38.6% decrease in sales revenue
o	Driven by the 50.1% decrease in sold units
o	The 23.2% increase in average sales price was mostly due to the foreign exchange effect noted above. The average sales price in Australian dollars decreased 8.2%
o	The decrease in units is partly the result of the market’s anticipation of our new Equinox cabinet as customers postponed spending to receive the latest product
o	A decrease of 18.7% in other revenue, driven by a decrease of 45.8% in conversion kits and other parts and peripherals

EGM gross profit decreased 18.8% for the three months ended April 30, 2010, as compared to the same prior year period.  EGM gross margin increased 1,020 bps to 54.7% for the three months ended April 30, 2010, as compared to the same prior year period.  The decrease in gross profit primarily related to the following:

•	The decreases in total EGM revenue as noted above, driven primarily by the decrease in units sold

The increase in gross margin primarily related to the following:

•	Sales of refurbished units, which typically drive higher gross margins than new units

•	Higher margins on sales of new units

•	Fixed amortization
o	A reduction of approximately $100 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

EGM operating income decreased 35.5% for the three months ended April 30, 2010, as compared to the same prior year period, while EGM operating margin remained relatively flat.  The decreases in operating income primarily related to the following:

•	The decreases in total EGM revenue as noted above, driven primarily by the decrease in units sold

•	The increases in gross profit noted above

•	Decreased R&D costs related to EGM products

Electronic Gaming Machines Segment Operating Results

Six months ended April 30, 2010 compared to six months ended April 30, 2009
	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$109	$-	$109	100.0%
Sales	8,678	12,369	(3,691)	(29.8)
Other	3,595	3,420	175	5.1
Total sales and service revenue	12,273	15,789	(3,516)	(22.3)
Total EGM segment revenue	$12,382	$15,789	$(3,407)	(21.6%)

EGM segment gross profit	$6,552	$7,185	$(633)	(8.8%)
EGM segment gross margin	52.9%	45.5%

EGM segment operating income	$3,085	$4,064	$(979)	(24.1%)
EGM segment operating margin	24.9%	25.7%

EGM unit information:
Lease seats, end of period	18	-	18	100.0%

Sold during period	588	1,074	(486)	(45.3%)
Average sales price	$14,759	$11,517	$3,242	28.1%

Total EGM segment revenue decreased $3,407 for the six months ended April 30, 2010, as compared to the same prior year period, primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $3,100 due to the exchange effect of a weakening U.S. dollar

•	A 29.8% decrease in sales revenue
o	Driven by the 45.3% decrease in sold units
o	The 28.1% increase in average sales price was mostly due to the foreign exchange effect noted above. The average sales price in Australian dollars decreased 4.0%
o	The decrease in units is partly the result of the market’s anticipation of our new Equinox cabinet as customers postponed spending to receive the latest product

EGM gross profit decreased 8.8% for the six months ended April 30, 2010, as compared to the same prior year period.  EGM gross margin increased 740 bps to 52.9% for the six months ended April 30, 2010, as compared to the same prior year period.  The decreases in gross profit primarily related to the following:

•	The decrease in EGM sales revenue as noted above

The increase in gross margin primarily related to the following:

•	Sales of refurbished units, which typically drive higher gross margins than new units

•	Higher margins on sales of new units

•	The impact of a $150 refund of previously assessed import duties in Australia, which is not expected to have a recurring impact

•	Fixed amortization
o	A reduction of approximately $100 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

EGM operating income decreased 24.1% for the six months ended April 30, 2010, as compared to the same prior year period.  EGM operating margin remained relatively flat as compared to the same prior year period.  The decreases in both operating income primarily related to the following:

•	The decrease in EGM sales revenue as noted above

•	Decreased R&D costs related to EGM products

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

Cash and cash equivalents at our foreign subsidiaries were $16,123 as of April 30, 2010 and $7,026 as of October 31, 2010. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30,	October 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$18,163	$7,840	$10,323	131.7%
Working capital	$62,585	$59,272	$3,313	5.6%
Current ratio	2.5 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Operating	$27,521	$19,097	$8,424	44.1%
Investing	(13,686)	(2,227)	(11,459)	(514.5%)
Financing	(3,660)	(7,681)	4,021	52.3%
Effects of exchange rates	148	339	(191)	(56.3%)
Net Change	$10,323	$9,528	$795	8.3%

Capital Expenditures.  We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.  Significant items included in cash flows related to capital expenditures are as follows:
	Six Months Ended
	April 30,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(13,139)	$(3,480)	$(9,659)	(277.6%)
Purchases of property and equipment	(2,553)	(425)	(2,128)	(500.7%)
Purchases of intangible assets	(2,171)	(3,441)	1,270	36.9%
Total capital expenditures	$(17,863)	$(7,346)	$(10,517)	(143.2%)

Operating

Cash flows provided by operating activities increased $8,424 year over year, primarily due to the following:

•	An increase in net income of approximately $7,900

•
A decrease in cash provided by accounts receivable of approximately $1,400. Average days sales outstanding (“DSO”) for the six-months ended April 30, 2010 increased to approximately 53 days from approximately 43 days in the same prior year period, due primarily to heavy sales volume in the last month of the quarter

•
An increase in cash used for accounts payable, accrued liabilities, deferred revenue and customer deposits of approximately $10,600. This increase was primarily due to the pending settlement of our Class Action Lawsuits and Shareholder Derivative Suits. The increase was also driven by a net decrease in trade payables, year-end compensation accruals, and the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted

•
A decrease in cash used for inventory of approximately $6,900. We intend to focus our operational efforts in fiscal 2010 to optimize inventory levels. We also intend to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products. Inventory turns improved slightly to 3.2 as of April 30, 2010 from 2.9 in the same prior year period

Investing

Cash flows used for investing activities increased $11,459 year over year, primarily due to the following:

•
Increase in cash used for products leased and held for lease of approximately $9,600. This increase was primarily driven by the increase in ETS seats and shufflers on lease as well as seats / units expected to be placed over the next three months

•
Increase in cash used for purchases of property and equipment of approximately $2,100 primarily related to internal systems improvements being implemented at each of our subsidiaries during the six months ended April 30, 2010

•
Offset by an increase in cash proceeds from the sale of leased assets of approximately $2,600. This increase was primarily driven by an increase in shuffler conversion sales during the six months ended April 30, 2010

Financing

Cash flows used in financing activities decreased $4,021, primarily due to the following:

•
In 2009, we were in the final stages of a multi-step refinancing plan (the “Refinancing”) that involved a public offering of our common stock, a second amendment to our senior secured credit facility and a cash tender offer for our Notes. In the prior year period, we repurchased approximately $40,000 of our contingent convertible senior notes. We borrowed on our Revolver to fund this repurchase

•
Cash used for debt payments was approximately $11,900 during the six months ended April 30, 2010 as compared to approximately $58,000 in the same prior year period. Debt payments in the current period primarily related to the excess cash flow payment made on our Term Loan, as required by our Credit Agreement, of approximately $4,200. The excess cash flow payment was made through borrowings on our Revolver. No such payment was made in the prior year period. Debt payments in the same prior year period primarily related to the repurchase of our contingent convertible senior notes, as discussed above, and payments on our Revolver

•	Net debt, total debt less cash and cash equivalents, decreased by approximately $14,000 to approximately $71,400 as of April 30, 2010 compared to $85,400 as of October 31, 2009

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

Interest rate risk. As of April 30, 2010, we had approximately $90,000 of variable rate debt. Assuming a 1% change in the average interest rate as of April 30, 2010, our annual interest cost would change by approximately $900.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and six months ended April 30, 2010 and 2009, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2010, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2009.  For the six months ended April 30, 2010, there were no additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
February 1 through February 28, 2010	-	$-	-	$21,077
March 1 through March 31, 2010	-	-	-	21,077
April 1 through April 30, 2010	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30,000 of the Company's shares; however, we generally prioritize bank debt reduction over share repurchases.  There were no common stock repurchases during the period.  As of April 30, 2010, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1
Credit Agreement with exhibits and schedules, dated November 30, 2006, among Shuffle Master, Inc., Deutsche Bank Trust Company Americas, as a lender and other lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N. A., as joint lead arrangers and book managers and Wells Fargo Bank, N.A., as syndication agent.  The Credit Agreement was previously filed with the SEC on December 6, 2006 without the exhibits and schedules. (Please note the information in the exhibits and schedules was accurate as of the date the Credit Agreement was executed.  Certain information has been subsequently updated and modified and may, in certain situations, no longer be applicable.)

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

SHUFFLE MASTER, INC. (Registrant)
Date: June 9, 2010
/s/ PHILLIP C. PECKMAN
Phillip C. Peckman Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)