Form 10-Q
period 2010-07-31
SHUFFLE MASTER INC
filed 2010-09-08
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
OR
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

As of September 3, 2010, there were 53,630,245 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2010

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenue:
Product leases and royalties	$22,043	$19,155	$64,013	$56,125
Product sales and service	29,504	25,894	78,686	68,687
Other	-	17	-	46
Total revenue	51,547	45,066	142,699	124,858
Costs and expenses:
Cost of leases and royalties	6,932	6,281	20,394	17,983
Cost of sales and service	12,948	11,414	33,492	33,245
Gross profit	31,667	27,371	88,813	73,630
Selling, general and administrative	17,514	14,225	47,573	48,236
Research and development	5,719	4,464	15,925	12,395
Total costs and expenses	43,113	36,384	117,384	111,859

Income from operations	8,434	8,682	25,315	12,999

Other income (expense):
Interest income	158	190	450	735
Interest expense	(1,023)	(1,041)	(3,039)	(4,890)
Other, net	385	340	1,512	808
Total other income (expense)	(480)	(511)	(1,077)	(3,347)
Gain on early extinguishment of debt	-	-	-	1,822
Income before income taxes	7,954	8,171	24,238	11,474
Income tax provision	2,112	2,560	6,832	2,727
Net income	$5,842	$5,611	$17,406	$8,747

Basic earnings per share:	$0.11	$0.11	$0.33	$0.16
Diluted earnings per share:	$0.11	$0.10	$0.32	$0.16

Weighted average shares outstanding:
Basic	53,272	53,161	53,246	53,102
Diluted	54,351	53,584	54,178	53,318

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 31,	October 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,478	$7,840
Accounts receivable, net of allowance for bad debts of $491 and $630	34,221	36,371
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $140 and $164	1,971	2,281
Inventories	25,791	27,639
Prepaid income taxes	5,496	5,893
Deferred income taxes	7,172	6,637
Other current assets	16,729	5,897
Total current assets	117,858	92,558
Investment in sales-type leases and notes receivable, net of current portion	1,317	1,295
Products leased and held for lease, net	31,271	23,653
Property and equipment, net	11,821	9,506
Intangible assets, net	63,762	71,338
Goodwill	71,277	74,662
Deferred income taxes	7,934	9,414
Other assets	2,213	3,043
Total assets	$307,453	$285,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,899	$6,336
Accrued and other current liabilities	30,237	16,608
Deferred income taxes, current	54	62
Income tax payable	1,525	-
Customer deposits	2,985	2,828
Deferred revenue	4,661	6,802
Current portion of long-term debt	650	650
Total current liabilities	47,011	33,286
Long-term debt, net of current portion	89,750	92,560
Other long-term liabilities	2,321	3,549
Total liabilities	139,082	129,395
Commitments and contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,590 shares issued and outstanding	536	536
Additional paid-in capital	108,616	105,933
Retained earnings	42,732	25,326
Accumulated other comprehensive income	16,487	24,279
Total shareholders' equity	168,371	156,074
Total liabilities and shareholders' equity	$307,453	$285,469

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$17,406	$8,747
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,584	17,379
Amortization of debt issuance costs and debt discount	776	1,491
Share-based compensation	3,324	6,049
Provision for bad debts	496	386
Write-down for inventory obsolescence	382	696
Gain on sale of leased assets	(5,081)	(2,855)
Loss (Gain) on sale of assets	(23)	75
Excess tax benefit from exercise of stock options	(23)	-
Gain on early extinguishment of debt	-	(1,822)
Changes in operating assets and liabilities:
Accounts receivable	1,337	6,848
Investment in sales-type leases and notes receivable	(22)	4,219
Inventories	401	(5,366)
Accounts payable and accrued liabilities	12,811	(5,300)
Customer deposits and deferred revenue	(2,117)	510
Income taxes payable, net of stock option exercises	1,554	789
Deferred income taxes	248	(1,656)
Prepaid income taxes	447	(695)
Other	(10,866)	75
Net cash provided by operating activities	38,634	29,570

Cash flows from investing activities:
Proceeds from security bonds posted with courts	-	3,050
Proceeds from sale of leased assets	7,277	4,226
Proceeds from sale of assets	133	27
Payments for products leased and held for lease	(16,706)	(7,931)
Purchases of property and equipment	(4,314)	(705)
Purchases of intangible assets	(2,298)	(3,893)
Other	(1,039)	(675)
Net cash used in investing activities	(16,947)	(5,901)

Cash flows from financing activities:
Proceeds from Revolver borrowings	12,125	50,400
Proceeds from issuances of common stock, net	53	-
Debt payments on Revolver	(10,245)	(20,900)
Debt payments on Term Loan	(4,656)	(488)
Debt payments on contingent convertible senior notes	(47)	(40,096)
Excess tax benefit from exercise of stock options	23	-
Other	(63)	(1,361)
Net cash provided by (used in) financing activities	(2,810)	(12,445)

Effect of exchange rate changes on cash and cash equivalents	(239)	591

Net increase in cash and cash equivalents	18,638	11,815
Cash and cash equivalents, beginning of period	7,840	5,374
Cash and cash equivalents, end of period	$26,478	$17,189

See notes to unaudited condensed consolidated financial statements

SHUFFLE MASTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit/seat and per share amounts)
(Unaudited)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.  Unless the context indicates otherwise, references to “Shuffle Master, Inc.,” “we,” “us,” “our,” or the “Company,” include Shuffle Master, Inc. and its consolidated subsidiaries.

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

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance licensed casino operators’ and other users' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games as well as a number of progressive upgrades and add-ons.  These products are available for our own proprietary table game titles as well as public domain games such as poker, blackjack, baccarat and pai gow poker.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we offer our customers a choice between a sale and long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our office and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia. In July 2010, we began initial deliveries of Equinox, our newest EGM product. Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated. The unaudited condensed balance sheet as of October 31, 2009 was derived from the audited financial statements as of that date and was retrospectively adjusted to reflect the adoption of new authoritative guidance, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All amounts are in thousands except unit/seat and per share amounts.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K filed with the SEC on January 14, 2010.  The results of operations for the three and nine months ended July 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the period ended July 31, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

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

As the Notes were extinguished by May 2009, there was no material effect of the adoption of the new authoritative guidance on our statements of operations for the three month period ended July 31, 2009. The effect of the adoption of the new authoritative guidance on our statements of operations and cash flows for the nine-month periods ended July 31, 2009, and balance sheet as of October 31, 2009, are as follows:

		Adjustments
	As previously reported	Convertible Debt	As Currently Presented
(In thousands, except per share amounts)

INCOME STATEMENTS
For the Nine Months Ended July 31, 2009
Interest expense	$(4,297)	$(593)	$(4,890)
Total other income (expense)	(2,754)	(593)	(3,347)
Gain on early extinguishment of debt	1,961	(139)	1,822
Income before tax	12,206	(732)	11,474
Income tax provision	2,991	(264)	2,727
Net income	9,215	(468)	8,747

Basic EPS	$0.17	$(0.01)	$0.16
Diluted EPS	$0.17	$(0.01)	$0.16

Basic weighted average shares outstanding	53,102	-	53,102
Diluted weighted average shares outstanding	53,318	-	53,318

BALANCE SHEET
At October 31, 2009
Paid-in capital	$88,977	$16,956	$105,933
Retained earnings	42,282	(16,956)	25,326

STATEMENT OF CASH FLOWS
For the Nine Months Ended July 31, 2009
Operations
Net income	$9,215	$(468)	$8,747
Adjustments:
Amortization of debt issuance costs and debt discount	898	593	1,491
Gain on early extinguishment of debt	(1,961)	139	(1,822)
Deferred income taxes	(1,392)	(264)	(1,656)

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

As of November 1, 2009, we adopted the new accounting guidance which establishes two levels of GAAP: authoritative and non-authoritative. The FASB Accounting Standards Codification (“ASC”) is now the single source of authoritative nongovernmental GAAP. All other literature is considered non-authoritative. The Company’s adoption of this statement did not have a material effect on the condensed consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

As of November 1, 2009, we adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The adoption of the guidance did not have a material effect on our condensed consolidated financial statements.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts:

	July 31,	October 31,
	2010	2009
	(In thousands)
Inventories:
Raw materials and component parts	$15,712	$13,668
Work-in-process	5,633	4,353
Finished goods	4,446	9,618
Total	$25,791	$27,639

	July 31,	October 31,
	2010	2009
	(In thousands)
Other current assets:
Other prepaid expenses	2,857	1,956
Other receivables	12,049	1,631
Other	1,823	2,310
Total	$16,729	$5,897

Included in other currents assets and other accrued current liabilities as of July 31, 2010 is an aggregate of approximately $11,000 related to the pending settlement of our Class Action Lawsuits and Shareholder Derivative Suits.  In February and May 2010 we entered into settlement agreements, pending final court approval, to settle the Class Action Lawsuits and Shareholder Derivative Suits for $13,000 and $1,000, respectively.  Under our Directors and Officers ("D&O") insurance policy, the settlement amounts are fully insured and reimbursable; accordingly, we have recorded an insurance receivable in other current assets as we have determined that their recovery under our D&O insurance policy is probable.  As of July 31, 2010, we received approximately $3,000 from our insurers and paid those amounts to the beneficiaries of the Class Action Lawsuit.  See Note 11 for more information related to these settlements.

	July 31,	October 31,
	2010	2009
	(In thousands)
Products leased and held for lease:
Utility	$40,602	$32,828
Less: accumulated depreciation	(25,176)	(23,649)
Utility, net	15,426	9,179

Proprietary Table Games	3,976	2,706
Less: accumulated depreciation	(1,986)	(1,498)
Proprietary Table Games, net	1,990	1,208

Electronic Table Systems	25,379	22,258
Less: accumulated depreciation	(11,524)	(8,992)
Electronic Table Systems, net	13,855	13,266

Total, net	$31,271	$23,653

	July 31,	October 31,
	2010	2009
	(In thousands)
Accrued and other current liabilities:
Accured compensation	11,216	10,137
Accrued taxes	1,544	2,083
Other accrued liabilities	17,477	4,388
Total	$30,237	$16,608

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $2,788 and $3,549 for the three months ended July 31, 2010 and 2009, respectively, and $8,916 and $10,180 for the nine months ended July 31, 2010 and 2009, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	July 31,	October 31,
	Useful Life	2010	2009
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$62,456	$65,345
Less: accumulated amortization		(43,968)	(42,697)
		18,488	22,648
Customer relationships	10 years	23,123	23,290
Less: accumulated amortization		(8,453)	(6,704)
		14,670	16,586
Licenses and other	6 years	13,249	12,722
Less: accumulated amortization		(4,243)	(2,934)
		9,006	9,788
Developed technology	4 years	9,950	9,934
Less: accumulated amortization		(9,950)	(9,313)
		-	621
Total		$42,164	$49,643

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $21,598 and $21,695 as of July 31, 2010 and October 31, 2009, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of July 31, 2010, are as follows:

		Proprietary	Electronic	Electronic
	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
Balance at October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662
Foreign currency translation adjustment	(4,460)	-	18	18	(4,424)
Other	246	793	-	-	1,039
Balance at July 31, 2010	$39,921	$9,110	$11,149	$11,097	$71,277

The $793 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the quarter ended July 31, 2010, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 11.

4. DEBT

Debt consisted of the following:

	July 31,	October 31,
	2010	2009
	(In thousands)
Term Loan	$59,694	$64,350
Senior secured revolving credit facility (the "Revolver")	29,880	28,000
Other debt	826	860
Total debt	90,400	93,210
Less: current portion	(650)	(650)
Total long-term debt	$89,750	$92,560

Senior Secured Credit Facility

Revolver. On November 30, 2006, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A., as Syndication Agent. The Senior Secured Credit Facility consisted of a $100,000 revolving credit facility (the “Revolver”), from which we initially drew $71,180 in order to repay in its entirety a bridge loan originally entered into on January 25, 2006 (the “Old Credit Agreement”). Loans under the Revolver bear interest at a margin over LIBOR or Base Rate, as elected by us. The applicable margins fluctuate based on our total leverage ratio from time to time. Our effective interest rate as of July 31, 2010 was 3.7% and as of October 31, 2009 was 2.3%. Borrowings under the Revolver may be used to make payments on the Term Loan, for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amounts drawn under the Revolver were $29,880 as of July 31, 2010 and $28,000 as of October 31, 2009.  As of July 31, 2010, we had approximately $70,120 of available remaining credit under the Revolver. During August 2010, we made additional payments of approximately $9,900 on our Revolver. The Revolver matures on November 30, 2011.

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

The Term Loan bears interest at 2.75% over the Base Rate or 3.75% over LIBOR, as elected by us.  The Term Loan has scheduled amortization payments of 0.25% of the principal on the effective date of the loan, every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions also require us to prepay the Term Loan with (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage) (the “Excess Cash Flow Payment”); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested. The scheduled amortization payments of 0.25% of the principal every quarter are classified as current portion of long-term debt as they are intended to be satisfied with cash on hand. The Excess Cash Flow Payment was intended to be satisfied through borrowings on our Revolver and was classified under long-term debt. The Excess Cash Flow Payment of $4,169 was made on January 29, 2010 through borrowings on our Revolver. The Term Loan matures on November 30, 2011. Our effective interest rate for our Term Loan as of July 31, 2010 was 5.0% and as of October 31, 2009 was 4.8%.

In anticipation of our Revolver and Term Loan maturing on November 30, 2011, we have commenced a refinancing plan including the selection of a lead bank.  This process is in its earliest stages and while we are confident of our ability to complete such refinancing on prevailing market terms, there is no assurance that this refinancing will be completed.

Covenants. Our Senior Secured Credit Facility contains two financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1 and an Interest Coverage Ratio, as defined therein, of at least 3.0 to 1.0. Our Total Leverage Ratio as of July 31, 2010 and October 31, 2009 was 1.28 to 1.0 and 1.52 to 1.0, respectively, and our Interest Coverage Ratio as of July 31, 2010 and October 31, 2009 was 21.0 to 1.0 and 14.8 to 1.0, respectively.

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

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock, however, we generally prioritize bank debt reduction over share repurchases.  As such, for the three and nine months ended July 31, 2010 and July 31, 2009, there were no common stock repurchases. As of July 31, 2010, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income (loss). For the three and nine months ended July 31, 2010 and 2009, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Net income	$5,842	$5,611	$17,406	$8,747
Currency translation adjustment	(3,334)	13,878	(7,792)	22,331
Total comprehensive income	$2,508	$19,489	$9,614	$31,078

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

6. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued) and restricted stock and restricted stock units, individually or in any combination (collectively referred to as “Awards”). Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and expires in ten years. Equity granted under the 2004 Directors’ Plan generally vests over periods of one to two years.

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

As of July 31, 2010, 2,031 and 332 shares are available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(thousands)	(per share)	(years)	(thousands)
Outstanding at October 31, 2009	4,365	$14.56	6.2	$4,520
Granted	707	7.60	9.4	862
Exercised	(13)	4.18	-	-
Forfeited or expired	(104)	23.13	-	-
Outstanding at July 31, 2010	4,955	13.42	6.0	6,603
Exercisable at July 31, 2010	3,438	14.68	4.9	4,194
Vested and expected to vest at July 31, 2010	4,912	13.47	5.9	6,527

For the three months ended July 31, 2010, we issued 16 stock options, with an aggregate fair market value of $78. There were no stock options issued for the three months ended July 31, 2009. For the nine months ended July 31, 2010 and 2009, we issued 707 and 1,041 stock options, with an aggregate fair market value of $2,907 and $3,792, respectively. For the three months ended July 31, 2010, 3 stock options were exercised and $3 of related tax benefit was recognized. For the nine months ended July 31, 2010, there were 13 stock options exercised and $11 related income tax benefit was recognized. For the three and nine months ended July 31, 2009, there were no stock options exercised and therefore no related income tax benefits.  As of July 31, 2010, there was approximately $3,362 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.8 years.

A summary of activity related to restricted stock as of July 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(thousands)	(per share)	(years)	(thousands)
Nonvested at October 31, 2009	442	$19.55	1.9	$3,452
Granted	68	7.75	3.3	598
Vested	(101)	23.06	-	-
Forfeited	(38)	24.83	-	-
Nonvested at July 31, 2010	371	15.89	1.2	3,259

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of July 31, 2010, there was approximately $992 of unamortized compensation expense related to stock, which expense is expected to be recognized over a weighted-average period of 2.6 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Compensation costs:
Stock options	$1,128	$433	$2,677	$2,744
Restricted stock	341	283	647	3,305
Total compensation cost	$1,469	$716	$3,324	$6,049
Related tax benefit	$(458)	$(169)	$(1,032)	$(1,464)

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

	Three Months Ended	Nine Months Ended
	July 31, 2010	July 31, 2010
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	63.8%	67.7%
Risk-free interest rate	2.2%	2.1%
Expected term	4.4 years	4.4 years

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three months ended July 31, 2010 and 2009 was 26.6% and 31.3%, respectively.  The lower current effective income tax rate primarily reflects a decrease in gross unrecognized tax benefits of approximately $800 and a decrease in related interest and penalties of approximately $100 due to statute of limitation lapses with tax authorities.  Our effective income tax rate from continuing operations for the nine months ended July 31, 2010 and 2009 was 28.2% and 23.8%, respectively.  The higher current effective income tax rate primarily reflects a change in the geographical mix of income.  Looking forward, our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income, changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties, as well as accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net income available to common shares (1)	$5,842	$5,611	$17,406	$8,747

Basic
Weighted average shares	53,272	53,161	53,246	53,102

Diluted
Weighted average shares, basic	53,272	53,161	53,246	53,102
Dilutive effect of options and restricted stock	1,079	423	932	216
Weighted average shares, diluted	54,351	53,584	54,178	53,318

Basic earnings per share	$0.11	$0.11	$0.33	$0.16
Diluted earnings per share	$0.11	$0.10	$0.32	$0.16
Weighted average anti-dilutive shares excluded
from diluted EPS	3,506	3,501	3,601	6,203

(1) Net income available to participating securities was not significant.

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  The fair values of our Revolver and Term Loan have been calculated based on market borrowing rates available as of July 31, 2010 for debt with similar terms and maturities.  These market assumptions include a LIBOR-based yield curve, interest rate spread based on our specific risk and an original issue discount. The following table provides the fair value measurement information about our long-term debt as of July 31, 2010.

	Carrying Value	Fair Value	Fair Value
	July 31, 2010	July 31, 2010	Hierarchy

Term Loan	$59,694	$58,978	Level 2
Revolver	29,880	27,340	Level 2
Total	$89,574	$86,318

10. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Utility	$19,807	$17,244	$58,554	$52,981
Proprietary Table Games	10,949	10,226	30,154	28,739
Electronic Table Systems	11,607	5,335	32,426	15,034
Electronic Gaming Machines	9,184	12,244	21,565	28,033
Unallocated Corporate	-	17	-	71
	$51,547	$45,066	$142,699	$124,858
Gross profit (loss):
Utility	$11,803	$9,968	$35,394	$30,452
Proprietary Table Games	8,858	8,478	24,111	23,696
Electronic Table Systems	6,212	2,780	17,963	6,175
Electronic Gaming Machines	4,794	6,128	11,345	13,313
Unallocated Corporate	-	17	-	(6)
	$31,667	$27,371	$88,813	$73,630
Operating income (loss):
Utility	$10,179	$8,038	$30,324	$24,602
Proprietary Table Games	8,297	7,734	22,375	21,283
Electronic Table Systems	3,786	1,321	10,686	2,006
Electronic Gaming Machines	2,865	4,267	5,950	8,331
Unallocated Corporate	(16,693)	(12,678)	(44,020)	(43,223)
	$8,434	$8,682	$25,315	$12,999
Depreciation and amortization:
Utility	$1,941	$2,215	$5,913	$6,605
Proprietary Table Games	1,588	1,502	4,611	3,813
Electronic Table Systems	1,243	1,755	4,646	4,914
Electronic Gaming Machines	-	225	197	654
Unallocated Corporate	862	455	2,217	1,393
	$5,634	$6,152	$17,584	$17,379
Capital expenditures:
Utility	$2,134	$1,232	$10,930	$4,287
Proprietary Table Games	343	371	1,295	1,358
Electronic Table Systems	1,173	3,441	6,188	5,904
Electronic Gaming Machines	-	-	878	23
Unallocated Corporate	1,805	139	4,027	957
	$5,455	$5,183	$23,318	$12,529

Certain information for the three and nine months ended July 31, 2010, above has been reclassified to conform to the current presentation.

REVENUE BY GEOGRAPHIC AREA

No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010		2009		2010		2009
	(In thousands)				(In thousands)
Revenue:
United States	$27,934	54.2%	$23,160	51.4%	$75,412	52.8%	$63,870	51.1%
Canada	1,978	3.8%	1,723	3.8%	6,642	4.7%	7,944	6.4%
Other North America	797	1.5%	620	1.4%	2,585	1.8%	1,818	1.5%
Europe	2,030	3.9%	1,685	3.7%	6,609	4.6%	5,608	4.5%
Australia	13,034	25.3%	14,711	32.6%	37,446	26.2%	34,107	27.3%
Asia	5,331	10.3%	2,064	4.6%	12,726	8.9%	8,934	7.1%
Other	443	1.0%	1,103	2.5%	1,279	1.0%	2,577	2.1%
	$51,547	100.0%	$45,066	100.0%	$142,699	100.0%	$124,858	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of July 31, 2010 and October 31, 2009, minimum aggregate severance benefits totaled $5,269 and $6,063, respectively.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of July 31, 2010. As of July 31, 2010, we paid approximately $9,353 of the $12,000 maximum amount since February 2004. Additional consideration up to $2,647 is contingently payable through 2014 based upon future revenue streams.

Severance obligations. Related to the departure of several senior executives as well as the passing of our former CEO, we have incurred severance costs of $1,769 and $2,121, respectively for the three and nine months ended July 31, 2010. The $1,769 of severance costs were comprised of $1,043 of cash salary and related benefits and $726 of accelerated stock compensation expense. The $2,121 of severance costs were comprised of $1,305 of cash salary and related benefits and $816 of accelerated stock compensation expense.

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

GEI – In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) and Yehia Awada (“Awada”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The lawsuit alleges that GEI/Awada's 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents.  We were seeking a permanent injunction and an undetermined amount of damages at that time against GEI/Awada.

On March 6, 2008, the Court ordered the Clerk to enter default against GEI/Awada, which default was entered on that same date.  In accordance with the Court's order of March 6, 2008, we sought appropriate damages, an injunction and costs to be included in a default judgment.  On June 13, 2008, the Court issued a Default Judgment against Awada and GEI for $792 and also issued a permanent injunction against their 3-5-7 Poker™ game, which judgment was entered on July 8, 2008. The judgment is still outstanding. There is no assurance of collectability of this judgment.

In August 2008, we started certain proceedings to collect the judgment for $792 entered on July 8, 2008, including but not limited to, a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada, related to the fraudulent transfer of certain intellectual property assets by Awada/GEI.   The Court entered an order on August 11, 2008, that in part required GEI/Awada to remove all 3-5-7 Poker™ games by August 12, 2008, with which they complied, on a later date, to the best of our knowledge.

On October 29, 2009, Awada filed for bankruptcy which stays all collection activities against him, including those concerning our judgment.

On November 24, 2009, GEI joined Awada in filing for bankruptcy protection, and thus all collection activities with respect to our judgment against both GEI and Awada were stayed at that time.

On August 16, 2010, the bankruptcy court dismissed Awada’s bankruptcy case.  Collection efforts with respect to our judgment against Awada may  be conducted after the dismissal.  The stay remains in effect as to GEI.

Class Action Lawsuits –

a.  Stocke—On June 1, 2007, a putative class action complaint for violation of the federal securities laws against the Company and our then Chief Executive Officer, Mark L. Yoseloff and  our then Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006 and March 12, 2007.  The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin.  The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  These claims allegedly relate to our March 12, 2007, announcement that we would restate our fiscal fourth quarter and full year financial results.  The complaint seeks compensatory damages in an unstated amount.  On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff.

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

On February 2, 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement.  The Motion was granted on February 4, 2010, and the Court set a hearing in May 2010, subsequently rescheduled to June 8, 2010, where the Court was to decide whether to give final approval for the settlement.  Our D&O insurance carriers have escrowed the monetary settlement in full, equal to $13,000, subject to final court approval of the settlement, which, when obtained, will be paid to plaintiffs in full by our D&O insurance carriers, accordingly, we have recorded an insurance receivable in other current assets of $13,000 and accrued for the settlement of $13,000 in other accrued current liabilities as of April 30, 2010, of which approximately $3,000 was received from our insurers and paid to the beneficiaries of the Class Action Lawsuit during July 2010. See Note 2 for more information.

At the June 8, 2010 hearing, the Court gave its final approval to this settlement.  On June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal has been filed from the order and final judgment.  We consider the matters to be materially concluded.

Shareholder Derivative Suits –

a.  Shareholder Derivative Lawsuit I (“Pirelli”) – On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint in the U.S. District Court for the District of Nevada against our then CEO, Mark Yoseloff, our then President, Paul Meyer, our then CFO, Richard Baldwin, our then General Counsel, Jerome R. Smith and the then current members of our Board of Directors.  The Company was also named as a nominal defendant.  On September 24, 2007, plaintiffs voluntarily dismissed Mr. Smith from the case without prejudice.  The complaint, on behalf of the Company, alleges breach of fiduciary duty and related causes of action against the defendants.  The allegations generally relate to the restatement of the Company's fiscal 2006 annual results and our acquisition of Stargames and are very similar to the allegations in the class action lawsuits, discussed above.  The complaint seeks an unspecified amount of damages.

A consolidated amended complaint was filed on October 2, 2009, and a corrected version thereof was filed on October 26, 2009.  The Special Demand Review Committee of the Board of Directors of Nominal Defendant Shuffle Master, Inc. filed a Motion to Dismiss in the consolidated Pirelli case on November 2, 2009.  This Motion has not been ruled upon.   As discussed in item c. below, in May 2010 the parties agreed in principle to a settlement of all derivative litigation, including this action, which settlement was embodied in a Stipulation of Settlement on July 29, 2010 and filed within the State Derivative Lawsuit (described below).  If the settlement is finally approved by the state court, the Pirelli case and all federal and state derivative litigation will be dismissed with prejudice.  The terms of the settlement are described more fully below.

b.  Shareholder Derivative Lawsuit II—On September 17, 2007, Chad Hodgkins filed a shareholder derivative complaint against our then CEO, Mark Yoseloff, our  then CFO, Richard Baldwin, former Board of Directors member Todd Jordan and current Board of Directors members Mr. Saunders and Mr. Castle.  The Company was also named as a nominal defendant.  The complaint was filed in the U.S. District Court for the District of Nevada.  The complaint, on behalf of the Company, alleges breach of fiduciary duty and related causes of action against the defendants.  The allegations generally relate to the restatement of the Company's fiscal 2006 annual results and our acquisition of Stargames and are very similar to the allegations in the three class action lawsuits and the Pirelli case described above.  The complaint seeks an unspecified amount of damages.

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

c.  Shareholder Derivative Lawsuit III (the “State Derivative Lawsuit”)

On November 9, 2009, Gerard Denham, derivatively on behalf of Nominal Defendant Shuffle Master, Inc., filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, against the following defendants:  Mark L. Yoseloff, Richard L. Baldwin, Garry W. Saunders, Louis Castle, Phillip Peckman, John Bailey, Todd D. Jordan, Ken Robson, William Warner and Nominal Defendant, Shuffle Master, Inc.  The claims in this case are substantively similar to Shareholder Derivative Lawsuit I and II discussed above.  Defendant Yoseloff is our former CEO.  Defendant Baldwin is our former CFO.  Defendants Saunders, Castle, Peckman and Bailey are current members of our Board of Directors.  Defendants Jordan, Robson and Warner are former members of our Board of Directors.  The claims stem from a demand made by the plaintiff on our Board of Directors in July 2007 and the September 2009 rejection of the demand in a letter by a Special Demand Review Committee created by our Board.  The complaint contains the following claims against all defendants:

1.	Breach of fiduciary duties for disseminating false and misleading statements
2.	Breach of fiduciary duties for failing to maintain internal controls
3.	Unjust enrichment
4.	Abuse of control
5.	Gross mismanagement

On December 21, 2009, a Special Demand Review Committee of the Company’s Board filed a motion to dismiss the State Derivative Lawsuit based upon its investigation and business judgment.

In May 2010, the parties, including the federal derivative plaintiffs, agreed upon a settlement in principle, subject to documentation and  state court approval with the following material terms if the settlement is approved:  (i) Shareholder Derivative Lawsuits I and II will be dismissed with prejudice and all defendants released; (ii) we have made and will make certain corporate governance changes;  (iii) we continue to deny any wrongdoing; and (iv) we will not be paying any amounts  to the parties in the settlement, but a payment of the plaintiffs' attorneys' fees of $1,000 will be made by our D&O insurance carriers   Accordingly, we have recorded an insurance receivable in other current assets of $1,000 and accrued for the settlement of $1,000 in other accrued current liabilities as of April 30, 2010. See Note 2 for more information.

On or about May 25, 2010, pursuant to stipulation between the parties, Defendant Phillip Peckman and Defendant John Bailey were ordered by the Court to be dismissed from the case without prejudice.

On July 29, 2010, a Stipulation of Settlement reflecting the above terms of the settlement was filed by all parties.  On July 29, 2010, the Plaintiff filed a Motion for Order Preliminarily approving Derivative Settlement and Providing for Notice. The Motion was set for hearing on September 2, 2010.  The Motion also concerns Shareholder Derivative Lawsuits I and II.  The settlement that we have sought to be approved is materially the same as the settlement in principle which was reached in May of 2010.

During the September 2, 2010 hearing, the Court preliminarily approved the settlement terms.  The Court set a hearing for October 26, 2010 to hear any objections (if there are any) to the proposed settlement and to decide whether to finally approve the settlement.
The case is presently pending.

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

On July 30, 2010, the Court indicated that the District Judge would hear the Motion to Transfer Venue on September 8, 2010.  On August 19, 2010, the Court set both our Motion to Transfer Venue and our Motion to Dismiss for hearing on September 8, 2010. In the September 8, 2010 hearing, the Court denied both our Motion to Transfer Venue and our Motion to Dismiss.

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

TableMAX –

On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master™ product infringes the following U.S. Patents: 5,688,174, 6,921,337 and 7,201,667.  The First Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorney’s fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337 and 7,201,667) (hereinafter collectively “TableMAX”) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, TableMAX filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512.  U.S. Patent 7,575,512 was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint based on U.S. Patent 7,575,512.  The Motion for Preliminary Injunction sought to enjoin future sales of our Table Master®  product.  On October 26, 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument.  The Court also denied without prejudice various motions for summary judgment which we filed. During the discovery process, TableMAX had made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint.  We deny these allegations and believe that these allegations are untrue.  On January 15, 2010, TableMax filed a Second Amended Complaint (the "Third Complaint") which has materially the same allegations as the Second Complaint, except that it now alleges that our Vegas Star® allegedly infringes all of the patents in suit which are the following US Patents: 5,688,174, 6,921,337, 7,201,661 and 7,575,512.  On June 1, 2010, in a document produced in the discovery process, it appears that TableMAX’s allegations of infringement in regards to our Vegas Star® product is limited to US Patent 5,688,174.

On August 12, 2010, the Court set a status/scheduling conference (re: Markman hearing) for September 9, 2010.

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

In an adversary proceeding by SSI in the United States Bankruptcy Court District of Nevada against the trustee of PGIC, the trustee filed Motions to (“Trustee’s Motions”):  (1) approve compromise and settlement pursuant to Bankruptcy Rule 9019 approving settlement between Smart Shoes, Inc. and Otho D. Hill and Progressive Gaming International Corporation fdba Mikohn Gaming Corporation; and (2) approve conferral of derivative rights to sue on Smart Shoes, Inc. and Otho D. Hill.  The Trustee’s Motions were set for hearing on January 26, 2010 and were eventually continued to April 6, 2010.  If the Trustee’s Motions are granted by the Court then: (1) SSI’s agreement with PGIC regarding the Hill Patents would be rescinded; (2) SSI would have the right to try and bring an avoidance action against us and others regarding the earlier foreclosure of the assets of PGIC (hereinafter “Foreclosure”) which among other assets allegedly transferred to IGT the Hill Patents and the Binding Term Sheet of February 17, 2009 between us and IGT relating to the Hill Patents and related issues (hereinafter “Binding Term Sheet”).   If the Court grants the Trustee’s Motions and SSI were able to succeed in an avoidance action against us then: (i) we may have to pay approximately $1,530 in additional royalties; and (ii)  the rights that we received in regards to the known material patents that are part of the PGIC Table Games Division acquisition and the associated patent license agreement may be adversely affected; and (iii) our agreement with IGT, as reflected in the Binding Term Sheet and another agreement with IGT, could be modified, terminated or otherwise adversely impact.  The Trustee withdrew the Trustee’s Motions on March 8, 2010.

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

In February 2010, we also reached a separate settlement in principle with PGIC’s trustee in its bankruptcy case (the “Trustee”) on behalf of the Estate of PGIC, over related claims which could have also affected our legal title to the Hill Patents.  The settlement is subject to the Bankruptcy Court’s approval and finalization with the Trustee.  The proposed settlement would settle any claims that the Estate of PGIC/Trustee may have against us as a result of:  the Foreclosure; the Hill Patents; our acquisition of the PGIC Table Games Division in September 2007, including but limited to claims for $1,530 in additional royalties, the rights that we received in regards to the known material patents that are part of the acquisition of PGIC’s Table Game Division in September 2007, and the associated patent license agreement; and other issues.  The settlement will involve an immaterial cash payment by us to the Estate.  If approved by the Bankruptcy Court and not overturned on any appeal, all potential claims related to this matter should be materially resolved.  On July 15, 2010, the Trustee filed a Motion to Approve the above referenced settlement with us.  That motion was set for hearing on September 1, 2010.

During the September 1, 2010 hearing, the Court approved our settlement with the Trustee.

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

On or about February 3, 2010, we filed an appeal (the “First SMI Appeal”) to the judge’s decision of January 20, 2010 that the patent holder’s appeal was timely.  On or about March 4, 2010, the judge declined to forward the First SMI Appeal to a higher Macau Court. We filed a further appeal (the “Second SMI Appeal”) to have the higher Macau Court hear the First SMI Appeal.   On June 2, 2010 the Judge denied the patent holder’s request to open a criminal proceeding, and decided that the investigation should remain dismissed against SMAL and its directors.  The patent holder subsequently appealed the June 2, 2010, decision to a higher Macau Court.

We deny any liability or wrongdoing.  At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

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

We deny any liability or wrongdoing.  At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss, at this time, cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

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

This ongoing strategic plan assists us in defining and implementing our specific product strategies for the future:

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

To market our e-Table platforms to provide a cost-effective brand extension of our PTG content to existing and new licensed casino operators and to explore other venues in which the platforms could be reasonably modified to fulfill market demands.

To continue our commitment to develop new and exciting titles for our EGM products, allowing us to maintain our niche product offering.

To develop or acquire patents, licenses and other intellectual property both to broaden our product offerings and to vigorously protect our patents and products from potential infringement.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our leased and in some cases, previously sold units. Consistent with our strategy, we have a continuing emphasis on leasing or licensing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay us a fee based on a percentage of net win.  Product lease contracts typically include parts and service. When we sell our products, we offer casinos a choice between a cash sale or long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.

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

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler replacement cycle. The iDeal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers, both leased and previously sold, with the iDeal shuffler. Approximately 80% of current iDeal shuffler placements (both sales and leases) have been driven by the Ace replacement cycle.  The majority of these placements are leases.

•
Our markets for shuffler lease and sale revenue have grown recently in the United States with the approval of live table gaming in several jurisdictions such as Pennsylvania and Delaware.  A substantial share of our Utility revenue growth in the current year has been from these new jurisdictions.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements are sales.  Growth drivers for the Utility segment outside the United States are expected to be new jurisdictional openings, such as Singapore and the Philippines, as well as the expansion of existing markets such as Macau.  In the current fiscal year, new markets such as Singapore have contributed significantly to growth of our total global revenue base.

Proprietary Table Games

•
Our lease model is strongest in our PTG segment, with more than 80% of our total PTG revenue coming from leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and add-ons.

•
Although the majority of our PTG revenue comes from our premium table games, we also offer a number of progressive upgrades and add-ons.  These products are available for our own proprietary table game titles as well as public domain games such as poker, blackjack, baccarat and pai gow poker.  These progressives and add-ons, offered almost exclusively through leases, are providing a growing share of our total PTG revenue.

•
We also aggressively pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  As noted above, several states have recently approved live table games, and we have seen significant placements of our table game products in those new jurisdictions.

Electronic Table Systems

•
We expect to continue to increase our lease revenues in our ETS segment within the United States.  During the current year, we have seen new opportunities due to favorable regulatory changes in states such as Florida that have allowed for significant new placements of our Table Master product.

•
Outside the United States, we continue to realize a large portion of our ETS revenues from sales rather than leases.  Favorable regulatory changes in some Australian jurisdictions have allowed for significant placements of new Vegas Star and Rapid Table Games products during the current year.  We have seen new opportunities for lease placements with the opening of new casino properties in Singapore, and we intend to continue pursuing new lease placements whenever possible.

•
As we have seen revenue growth in our Utility and PTG segments as some states approve live table games, we have seen some of our leased ETS products returned from those same markets.  Although this will cause some short-term setbacks in the growth of our domestic ETS business, we expect to be able to return these products to active service in other markets such as Mexico and South America.

•
During the current year we have begun generating revenue from placements of our new; - Table product.  We expect this product, which combines an electronic betting interface with a live table game, to provide us with substantial growth opportunities as it achieves acceptance in the market.

Electronic Gaming Machines

•
Our EGM segment is predominately a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australia.  Sales of EGM products in this market have been down significantly from prior year levels.  We believe a significant portion of this decreased demand has resulted from the anticipated release of our new Equinox machine.  We believe that customers have been delaying new EGM placements until they can buy the newest product.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.  Initial deliveries of Equinox began in July 2010, and we anticipate strong demand through the remainder of the current year.

•
A significant portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the iDeal® and one2six® Plus, our card recognition products, as well as other table accessories, such as the iShoe® and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table™, our newest e-Table that combines a variety of our products to create an exciting new table game experience.

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

In addition to the lease versus sell strategy, we expect to see continual improvement in our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2010		2009		2010		2009
	(In thousands)
Revenue:
Utility	$19,807	38.4%	$17,244	38.3%	$58,554	41.0%	$52,981	42.4%
Proprietary Table Games	10,949	21.3%	10,226	22.7%	30,154	21.2%	28,739	23.0%
Electronic Table Systems	11,607	22.5%	5,335	11.8%	32,426	22.7%	15,034	12.0%
Electronic Gaming Machines	9,184	17.8%	12,244	27.2%	21,565	15.1%	28,033	22.5%
Other	-	0.0%	17	0.0%	-	0.0%	71	0.1%

Total revenue	51,547	100.0%	45,066	100.0%	142,699	100.0%	124,858	100.0%
Cost of revenue	19,880	38.6%	17,695	39.3%	53,886	37.8%	51,228	41.0%

Gross profit	31,667	61.4%	27,371	60.7%	88,813	62.2%	73,630	59.0%
Selling, general and administrative	17,514	34.0%	14,225	31.6%	47,573	33.3%	48,236	38.6%
Research and development	5,719	11.2%	4,464	9.9%	15,925	11.2%	12,395	9.9%

Income from operations	8,434	16.2%	8,682	19.3%	25,315	17.7%	12,999	10.4%
Other income (expense):
Interest income	158	0.3%	190	0.4%	450	0.3%	735	0.6%
Interest expense	(1,023)	(1.9%)	(1,041)	(2.3%)	(3,039)	(2.1%)	(4,890)	(3.9%)
Other, net	385	0.8%	340	0.8%	1,512	1.1%	808	0.6%
Total other income (expense)	(480)	(0.8%)	(511)	(1.1%)	(1,077)	(0.7%)	(3,347)	(2.7%)
Gain on early extinguishment of debt	-	0.0%	-	0.0%	-	0.0%	1,822	1.5%

Income from operations before tax	7,954	15.4%	8,171	18.1%	24,238	17.0%	11,474	9.2%
Income tax provision	2,112	4.1%	2,560	5.7%	6,832	4.8%	2,727	2.2%
Net income	$5,842	11.3%	$5,611	12.4%	$17,406	12.2%	$8,747	7.0%

The following table provides information regarding our revenues, gross profit and gross margin by leases and royalties, sales and service and other:

REVENUE AND GROSS MARGIN

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)
Revenue:
Leases and royalties	$22,043	$19,155	15.1%	$64,013	$56,125	14.1%
Sales and service	29,504	25,894	13.9%	78,686	68,687	14.6%
Other	-	17	(100.0%)	-	46	(100.0%)
Total	$51,547	$45,066	14.4%	$142,699	$124,858	14.3%

Cost of revenue:
Leases and royalties	$6,932	$6,281	10.4%	$20,394	$17,983	13.4%
Sales and service	12,948	11,414	13.4%	33,492	33,245	0.7%
Total	$19,880	$17,695	12.3%	$53,886	$51,228	5.2%

Gross profit:
Leases and royalties	$15,111	$12,874	17.4%	$43,619	$38,142	14.4%
Sales and service	16,556	14,480	14.3%	45,194	35,442	27.5%
Other	-	17	(100.0%)	-	46	(100.0%)
Total	$31,667	$27,371	15.7%	$88,813	$73,630	20.6%

Gross margin:
Leases and royalties	68.6%	67.2%		68.1%	68.0%
Sales and service	56.1%	55.9%		57.4%	51.6%
Total	61.4%	60.7%		62.2%	59.0%

Three months ended July 31, 2010 compared to three months ended July 31, 2009

Revenue

Our revenue for the three months ended July 31, 2010 increased $6,481 over the same prior year period, primarily due to the following:

•  Market expansion and favorable regulatory changes
o
Opening of two casinos in Singapore during the three months ended April 30, 2010 drove increased sales revenue of $2,400 and continued increases in lease revenue of $1,000 in our Utility, PTG and ETS segments

o	Casino opening in the Philippines during the three months ended April 30, 2010 drove continued increases in Utility lease revenue in the current quarter
o
Regulatory changes in Pennsylvania and Delaware allowed for the placement of Utility and PTG products during the current quarter, driving increased sales revenues in those segments totaling approximately $5,100

o	Regulatory changes in Florida allowed for the placement of Table Master® seats during the three months ended April 30, 2010 which led to increased ETS lease and sales revenue in the current quarter
o	Favorable regulatory changes in certain Australian jurisdictions during the three months ended April 30, 2010 drove increased ETS sales revenue of approximately $3,400
o
The favorable regulatory changes in Pennsylvania and Delaware that drove new placements of Utility and PTG products were partially offset by the return of approximately 420 Table Master seats previously leased in that market.  This resulted in a decrease in ETS lease revenue of approximately $510 during the three months ended July 31, 2010.  We currently plan to return these Table Masters to active service in other markets such as Mexico and South America

•  Increase in our leases and royalties revenue
o	Driven primarily by increased Utility lease revenue due to a 15.8% increase in shuffler units on lease
o	Increased PTG lease and royalty revenue due to a 15.8% increase in units on lease
o	Increased ETS lease revenue driven by a 11.0% increase in seats on lease

•  Increase in our sales and service revenue
o	Increase most notably in our ETS segment driven by a 488.0% increase in sold seats
o	Increased Utility sales revenue due to a 27.3% increase in sold shuffler units
o	Partially offset by a decrease in our EGM segment due to a 30.9% decline in the number of sold units

•   Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $700 due to the exchange effect of a weakening U.S. dollar

Gross margin

Our gross margin for the three months ended July 31, 2010 increased 70 basis points (“bps”) to 61.4% as compared to the same prior year period, reflecting the following:

•  Increased segment margin performance
o	ETS was favorably impacted by reduced amortization and by high margin sales of Rapid Table Games® and Vegas Star®
o	Utility was favorably impacted by strong revenue growth and reduced amortization
o	EGM was favorably impacted by reduced amortization

•  Product mix
o	Strong performance by our more profitable segments led to higher overall profitability

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

Revenue

Our revenue for the nine months ended July 31, 2010 increased $17,841 over the same prior year period, primarily due to the following:

•  Market expansion and favorable regulatory changes
o	Opening of two casinos in Singapore during the three months ended April 30, 2010 drove increased sales revenue of $5,400 and increased lease revenue of $1,500 in our Utility, PTG and ETS segments
o	Casino opening in the Philippines during the three months ended April 30, 2010 drove increased Utility lease revenue
o	Regulatory changes in Pennsylvania and Delaware allowed for the placement of Utility and PTG products, driving increased revenues in those segments totaling approximately $5,100
o	Regulatory changes in Florida allowed for the placement of Table Master seats during the three months ended April 30, 2010 which led to increased ETS lease and sales revenue
o	Favorable regulatory changes in certain Australian jurisdictions during the three months ended April 30, 2010 drove increased ETS sales revenue of approximately $9,600
o
The favorable regulatory changes in Pennsylvania and Delaware that drove new placements of Utility and PTG products were partially offset by the return of approximately 420 Table Master seats previously leased in that market.  This resulted in a decrease in ETS lease revenue of approximately $510 during the three months ended July 31, 2010.  We currently plan to return these Table Masters to active service in other markets such as Mexico and South America.

•  Increase in our leases and royalties revenue
o	Driven primarily by increased Utility lease revenue due to a 15.8% increase in shuffler units on lease
o	Increased PTG lease and royalty revenue due to a 15.8% increase in units on lease
o	Increased ETS lease revenue driven by a 11.0% increase in seats on lease

•  Increase in our sales and service revenue
o	Increase most notably in our ETS segment driven by a 275.9% increase in sold seats
o	Increased Utility sales revenue due to a 17.1% increase in sold shuffler units
o	Partially offset by a decrease in our EGM segment due to a 39.5% decline in the number of sold units

•  Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $7,400 due to the exchange effect of a weakening U.S. dollar

Gross margin

Our gross margin for the nine months ended July 31, 2010 increased 320 bps to 62.2% as compared to the same prior year period, reflecting the following:

•  Increase segment margin performance
o	ETS was favorably impacted by reduced amortization and by high margin sales of Rapid Table Games and Vegas Star
o	Utility was favorably impacted by strong revenue growth overall, greater conversion sales and reduced amortization
o	EGM was favorably impacted by reduced amortization
o	Partially offset by reduced PTG margins due to a write-off of certain tangible and intangible assets

•  Product mix
o	Strong performance by our more profitable segments led to higher overall profitability

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)

Selling, general and administrative	$17,514	$14,225	23.1%	$47,573	$48,236	(1.4%)
Percentage of revenue	34.0%	31.6%		33.3%	38.6%

Research and development	$5,719	$4,464	28.1%	$15,925	$12,395	28.5%
Percentage of revenue	11.1%	9.9%		11.2%	9.9%

Total operating expenses	$23,233	$18,689	24.3%	$63,498	$60,631	4.7%
Percentage of revenue	45.1%	41.5%		44.5%	48.6%

Three months ended July 31, 2010 compared to three months ended July 31, 2009

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $3,289 for the three months ended July 31, 2010, as compared to the same prior year period. This increase primarily reflects the following:

•  Severance costs
o
Severance costs increased approximately $1,800 primarily due to the passing of our CEO and the departure of a senior executive. The severance costs were comprised of approximately $1,040 of cash salary and related benefits and $730 of accelerated stock compensation expense

o	Excluding the severance costs, SG&A expenses as a percentage of revenue were 30.6% for the three months ended July 31, 2010, a slight decrease from 31.6% for the three months ended July 31, 2009

•  Impact of foreign currency fluctuations
o	Net increases of approximately $310 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•  Sales and profit-driven compensation
o	Increase of approximately $640 primarily driven by improved revenue and profitability at our United States and Australian locations

•  Temporary labor
o	Increase of approximately $240 primarily driven by temporary staffing to facilitate the installation of new management and accounting systems at our foreign subsidiaries

•  Recruiting and related costs
o	Increase of approximately $230 primarily driven by the search for a new Chief Executive Officer

•  Professional fees
o
Increase in legal expenses of approximately $100. Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMax litigation (See Note 11 Legal Proceedings for further discussion)

Research & development (“R&D”) expenses:

R&D expenses increased $1,255 for the three months ended July 31, 2010, as compared to the same prior year period. This primarily reflects increase in R&D expenses related to the following projects which have been the focus of our R&D efforts during the three months ended July 31, 2010:

•  EGM
o	Expenses primarily related to the development of our new Equinox EGM
o	Additional R&D efforts were spent on developing additional EGM games for this machine and to support ongoing business

•  ETS
o	Expenses primarily related to the further development of the i-Table and Rapid Table Games, including the development of PTG based i-Table products
o	Additional R&D efforts continue to be spent on creating and implementing new game content for our Table Master and Vegas Star

•  Impact of foreign currency fluctuations
o	Net increases of approximately $330 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

Selling, general & administrative expenses:

SG&A expenses decreased $663 for the nine months ended July 31, 2010, as compared to the same prior year period.  This decrease primarily reflects the following:

•  Severance costs
o
Severance costs decreased approximately $4,700 primarily due to the retirement of our former CEO and the departure of several senior executives in the prior year period offset by severance costs incurred during current quarter due to passing of our CEO and the departure of a senior executive

o	Excluding the severance costs, SG&A expenses as a percentage of revenue were 31.9% for the nine months ended July 31, 2010, a slight decrease from 33.1% for the nine months ended July 31, 2009

The decrease in SG&A expenses was partially offset by the following increases:

•  Impact of foreign currency fluctuations
o	Net increase of approximately $2,370 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•  Sales and profit-driven compensation
o	Increase of approximately $1,250 primarily driven by improved revenue and profitability at our United States and Australian locations

·  Professional fees
o
Increase in legal expenses of approximately $540. Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMax and SSI Case litigations offset by a reduction in costs related to the Elixir Gaming purchase and settlement agreement incurred during the same prior year period

•  Temporary labor
o	Increase of approximately $150 primarily driven by temporary staffing to facilitate the installation of new management and accounting systems at our foreign subsidiaries

Research & development expenses:

R&D expenses increased $3,530 for the nine months ended July 31, 2010, as compared to the same prior year period. This primarily reflects increase in R&D expenses related to the following projects which have been the focus of our R&D efforts during the nine months ended July 31, 2010:

•  EGM
o	Expenses primarily related to development of our new Equinox EGM
o	Additional R&D efforts were spent on developing additional EGM games for this machine and to support ongoing business

•  ETS
o	Expenses primarily related to the further development of the i-Table and Rapid Table Games, including the development of PTG based i-Table products
o	Additional R&D efforts continue to be spent on creating and implementing new game content for our Table Master and Vegas Star

•  Impact of foreign currency fluctuations
o	Net increase of approximately $1,790 at our foreign subsidiaries due to the weakening of the U.S. dollar

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2010	2009	Change	2010	2009	Change
	(In thousands)
Gross margin:
Depreciation	$2,130	$1,904	11.9%	$6,589	$5,278	24.8%
Amortization	2,120	2,708	(21.7%)	6,894	7,859	(12.3%)
Total	4,250	4,612	(7.8%)	13,483	13,137	2.6%

Operating expenses:
Depreciation	716	699	2.4%	2,079	1,921	8.2%
Amortization	668	841	(20.6%)	2,022	2,321	(12.9%)
Total	1,384	1,540	(10.1%)	4,101	4,242	(3.3%)

Total:
Depreciation	2,846	2,603	9.3%	8,668	7,199	20.4%
Amortization	2,788	3,549	(21.4%)	8,916	10,180	(12.4%)
Total	$5,634	$6,152	(8.4%)	$17,584	$17,379	1.2%

Three months ended July 31, 2010 compared to three months ended July 31, 2009

Depreciation and amortization expenses in gross margin decreased 7.8% for the three months ended July 31, 2010, as compared to the same prior year period. Increased depreciation in gross margin is attributable to the placement of new Utility and ETS units on lease.  Decreased amortization in gross margin is the result of reductions in fixed amortization associated with the one2six shuffler and Easy Chipper C™ as the underlying intangible assets approach the end of their original estimated lives and fixed amortization associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized.

Depreciation and amortization expenses included in operating expenses decreased 10.1% for the three months ended July 31, 2010, as compared to the same prior year period. The decreased amortization primarily related to a reduction in the amount of fixed amortization of intangible assets related to the PTG segment.

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

Depreciation and amortization expenses in gross margin increased 2.6% for the nine months ended July 31, 2010, as compared to the same prior year period. Increased depreciation in gross margin is attributable to the placement of new Utility and ETS units on lease.  Decreased amortization in gross margin is the result of reductions in fixed amortization associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives and fixed amortization associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized.

Depreciation and amortization expenses included in operating expenses decreased 3.3% for the nine months ended July 31, 2010, as compared to the same prior year period. The decreased amortization primarily related to a reduction in the amount of fixed amortization of intangible assets related to the PTG segment.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended July 31, 2010 compared to three months ended July 31, 2009

	Three Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$8,812	$7,623	$1,189	15.6%
Sales - Shuffler	7,741	6,384	1,357	21.3
Sales - Chipper	446	420	26	6.2
Service	1,724	1,708	16	0.9
Other	1,084	1,109	(25)	(2.3)
Total sales and service	10,995	9,621	1,374	14.3
Total Utility segment revenue	$19,807	$17,244	$2,563	14.9%

Utility segment gross profit	$11,803	$9,968	$1,835	18.4%
Utility segment gross margin	59.6%	57.8%

Utility segment operating income	$10,179	$8,038	$2,141	26.6%
Utility segment operating margin	51.4%	46.6%

Shuffler unit information:
Lease units, end of quarter	6,588	5,688	900	15.8%
Average monthly lease price	$446	$447	$(1)	(0.2%)

Sold units during quarter	541	425	116	27.3%
Average sales price	$14,309	$15,021	$(712)	(4.7%)

Chipper unit information:
Lease units, end of quarter	176	25	151	604.0%

Sold during quarter	22	22	-	0.0%
Average sales price	$20,273	$19,091	$1,182	6.2%

Our Utility segment revenue for the three months ended July 31, 2010 increased $2,563 as compared to the same prior year period, primarily due to the following:

•	A 15.6% increase in lease revenue
o	An increase in the number of units on lease, driven primarily by new lease placements in Singapore and the Philippines during the three months ended April 30, 2010
o	Lease placements in the United States continue to be enhanced by the Ace® shuffler replacement cycle
➢
The iDeal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers (both leased and sold) with the iDeal shuffler. Current quarter Ace replacements totaled approximately 250 units, leading to a net revenue increase of approximately $270

•	A 21.3% increase in shuffler sales revenue
o
An increase of 27.3% in the number of units sold, driven primarily by placements of approximately 310 shufflers in Pennsylvania and Delaware due to favorable regulatory changes. These new placements included MD2, Deckmate and iDeal shufflers

o	Partially offset by a 4.7% reduction in average sales price, primarily the result of volume discounts related to the Pennsylvania placements

•	A 6.2% increase in chipper sales revenue
o	An increase of 6.2% in the average sale price of units sold on constant volume

Utility gross profit increased 18.4% for the three months ended July 31, 2010 as compared to the same prior year period. Utility gross margin also increased 180 bps to 59.6% for the three months ended July 31, 2010 as compared to the same prior year period.

The increases in gross profit and gross margin primarily relate to the following:

•	The overall increase in total shuffler revenue

•	Increase in leased shuffler units—leased units generally drive higher gross margins than sales

•
Non-cash charges—a reduction of approximately $430 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 26.6% for the three months ended July 31, 2010 as compared to the same prior year period. Utility margin also increased 480 bps to 51.4% for the three months ended July 31, 2010 as compared to the same prior year period. The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above

•	A slight decrease in the amount of R&D expense associated with the Utility segment

Utility Segment Operating Results

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$25,053	$22,634	$2,419	10.7%
Sales - Shuffler	23,553	21,331	2,222	10.4
Sales - Chipper	1,525	1,218	307	25.2
Service	5,220	5,224	(4)	(0.1)
Other	3,203	2,574	629	24.4
Total sales and service	33,501	30,347	3,154	10.4
Total Utility segment revenue	$58,554	$52,981	$5,573	10.5%

Utility segment gross profit	$35,394	$30,452	$4,942	16.2%
Utility segment gross margin	60.4%	57.5%

Utility segment operating income	$30,324	$24,602	$5,722	23.3%
Utility segment operating margin	51.8%	46.4%

Shuffler unit information:
Lease units, end of period	6,588	5,688	900	15.8%
Average monthly lease price	$423	$442	$(19)	(4.3%)

Sold units during period	1,669	1,425	244	17.1%
Average sales price	$14,112	$14,969	$(857)	(5.7%)

Chipper unit information:
Lease unit, end of period	176	25	151	604.0%

Sold during period	65	59	6	10.2%
Average sales price	$23,462	$20,644	$2,818	13.7%

Utility segment revenue for the nine months ended July 31, 2010 increased $5,573 as compared to the same prior year period, primarily due to the following:

•  A 10.7% increase in lease revenue
o	An increase in the number of units on lease, driven primarily by new lease placements in Singapore and the Philippines during the three months ended April 30, 2010
o	Lease placements in the United States continue to be enhanced by the Ace shuffler replacement cycle
➢
The iDeal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers (both leased and sold) with the iDeal shuffler. Current year Ace replacements totaled approximately 700 units, leading to a net revenue increase of approximately $3,600

•  A 10.4% increase in shuffler sales revenue
o
An increase of 17.1% in the number of units sold, driven primarily by placements of approximately 307 shufflers in Pennsylvania and Delaware due to favorable regulatory changes.  These new placements included MD2, Deckmate and iDeal shufflers

o	Partially offset by a 5.7% reduction in average sales price, primarily the result of volume discounts related to the Pennsylvania placements

•  A 25.2% increase in chipper sales revenue
o	An increase of 10.2% in the number of units sold, primarily driven by stronger sales in the United States and Europe
o
A 13.7% increase in average sales price, driven by improved pricing in the United States and by increased sales of Chip Master units in Europe. Chip Master units have a higher average sales price than Easy Chipper units

•	A 24.4% increase in other revenue
o	An increase in the number of sold iShoe and i-Score units, representing a large sale to a single customer during the three months ended April 30, 2010

Utility gross profit increased 16.2% for the nine months ended July 31, 2010 as compared to the same prior year period. Utility gross margin also increased 290 bps to 60.4% for the nine months ended July 31, 2010 as compared to the same prior year period. The increase in gross profit and gross margin primarily relate to the following:

•	The overall increase in total revenue as noted above

•
Non-cash charges—a reduction of approximately $960 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 23.3% for the nine months ended July 31, 2010 as compared to the same prior year period.  Utility operating margin also increased 540 bps to 51.8% for the nine months ended July 31, 2010 as compared to the same prior year period. The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above

•	A slight decrease in the amount of R&D expense associated with the Utility segment

Proprietary Table Games Segment Operating Results

Three months ended July 31, 2010 compared to three months ended July 31, 2009

	Three Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
PTG segment revenue:
Royalties and leases	$9,492	$8,444	$1,048	12.4%
Sales	1,331	1,647	(316)	(19.2)
Service	35	43	(8)	(18.6)
Other	91	92	(1)	(1.1)
Total sales and service revenue	1,457	1,782	(325)	(18.2)
Total PTG segment revenue	$10,949	$10,226	$723	7.1%

PTG segment gross profit	$8,858	$8,478	$380	4.5%
PTG segment gross margin	80.9%	82.9%

PTG segment operating income	$8,297	$7,734	$563	7.3%
PTG segment operating margin	75.8%	75.6%

PTG unit information:
Premium units, end of quarter	2,384	2,222	162	7.3%
Side bet units, end of quarter	1,823	1,645	178	10.8%
Progressive units, end of quarter	552	314	238	75.8%
Add-on units, end of quarter	119	33	86	260.6%
Total revenue generating lease base	4,878	4,214	664	15.8%

Average monthly lease/license price	$649	$668	$(19)	(2.8%)

Sold during quarter	49	34	15	44.1%
Average sales price	$27,163	$48,441	$(21,278)	(43.9%)

Total PTG segment revenue increased $723 for the three months ended July 31, 2010 as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 12.4% increase in royalties and leases revenue
o
Increased placements of premium table games and progressive units in the United States, primarily Ultimate Texas Hold’ em® and Three Card Poker Progressive®.  These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $160
o
Offset by a slight decrease in the average monthly lease / license price, driven by placements of progressives and add-ons. Progressives, add-ons and side bets have lower average lease price than premium titles

The increase was impacted by the following decreases:

•
A 19.2% decrease in sales revenue, driven by a reduction of approximately 32.0% in sales of premium table game units.  The overall increase in units sold was driven by sales of side bet units, which have significantly lower sales prices than premium table games

PTG gross profit increased 4.5% year over year, although gross margin decreased 200 bps to 80.9% as compared to the same prior year period. The increase in gross profit primarily related to the following:

•	The overall increase in total revenues

The decrease in gross margin is primarily related to the following:

•	Initial equipment and installation costs on the new side bet and progressive units

PTG operating income increased 7.3% year over year. The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above

Proprietary Table Games Segment Operating Results

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
PTG segment revenue:
Royalties and leases	$27,602	$25,287	$2,315	9.2%
Sales	2,210	2,498	(288)	(11.5)
Service	107	133	(26)	(19.5)
Other	235	821	(586)	(71.4)
Total sales and service revenue	2,552	3,452	(900)	(26.1)
Total PTG segment revenue	$30,154	$28,739	$1,415	4.9%

PTG segment gross profit	$24,111	$23,696	$415	1.8%
PTG segment gross margin	80.0%	82.5%

PTG segment operating income	$22,375	$21,283	$1,092	5.1%
PTG segment operating margin	74.2%	74.1%

PTG unit information:
Premium units, end of period	2,384	2,222	162	7.3%
Side bet units, end of period	1,823	1,645	178	10.8%
Progressive units, end of period	552	314	238	75.8%
Add-on units, end of period	119	33	86	260.6%
Total revenue generating lease base	4,878	4,214	664	15.8%

Average monthly lease/license price	$629	$667	$(38)	(5.7%)

Sold during period	75	142	(67)	(47.2%)
Average sales price	$29,467	$17,592	$11,875	67.5%

Total PTG segment revenue increased $1,415 for the nine months ended July 31, 2010 as compared to the same prior year period.  The PTG segment revenue increase was primarily due to the following:

•	A 9.2% increase in royalties and leases revenue
o
Increased placements of premium table games and progressive units in the United States, primarily Ultimate Texas Hold’ em and Three Card Poker Progressive.  These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $220
o
Offset by a slight decrease in the average monthly lease / license price, driven by placements of progressives and add-ons. Progressives, add-ons and side bets have lower average lease price than premium titles

The increase was partially offset by the following decreases:

•
A decrease of 11.5% in PTG sales revenue, driven by a 57.4% reduction in sales of side bet units. The increase in average sales price reflects an increase in the price of premium table games sold in the current year

•	A 71.4% decrease in other revenue
o	$580 of revenue was included in the prior year period from our Three Card Poker World Championship Tournament. No such tournament was held in the current period

PTG gross profit was essentially constant year over year, although gross margin decreased 250 bps to 80.0% as compared to the same prior year period. The decrease in gross margin primarily related to the following:

•	The write-off of certain intangible licenses and related equipment totaling approximately $500

•	Initial equipment and installation costs on the new side bet and progressive units

PTG operating income increased 5.1% year over year. The increase in operating income primarily related to the following:

•	A reduction in the amount of fixed amortization of intangible assets related to the PTG segment

Electronic Table Systems Segment Operating Results

Three months ended July 31, 2010 compared to three months ended July 31, 2009

	Three Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,661	$3,072	$589	19.2%
Sales	7,426	1,593	5,833	366.2
Service	182	116	66	56.9
Other	338	554	(216)	(39.0)
Total sales and service revenue	7,946	2,263	5,683	251.1
Total ETS segment revenue	$11,607	$5,335	$6,272	117.6%

ETS segment gross profit	$6,212	$2,780	$3,432	123.5%
ETS segment gross margin	53.5%	52.1%

ETS segment operating income	$3,786	$1,321	$2,465	186.6%
ETS segment operating margin	32.6%	24.8%

ETS unit information:
Lease seats, end of quarter	2,094	1,887	207	11.0%
Average monthly lease price	$583	$543	$40	7.4%

Sold during quarter	441	75	366	488.0%
Average sales price	$16,839	$21,240	$(4,401)	(20.7%)

Total ETS segment revenue increased $6,272 for the three months ended July 31, 2010, as compared to the same prior year period. The increase was primarily due to the following:

•	A 366.2% increase in sales revenue
o	Increase of 484.7% in Vegas Star and Rapid Table Games seats sold, resulting in increased ETS revenue of approximately $5,800
➢
The sale of approximately 160 Vegas Star and Rapid Table Games seats, primarily to several large casinos in Australia. These sales, totaling approximately $3,400, were driven primarily by favorable regulatory changes in certain Australian jurisdictions during the three months ended April 30, 2010

➢	The sale of Rapid Table Game seats to a single customer in Singapore drove increased revenue of approximately $2,400. This was the first delivery of a multi-part order
o	Partially offset by a decrease of 20.7% in the average sales price driven by changes in product mix

•	A 19.2% increase in royalties and leases revenue
o
An 11.0% increase in seats on lease, driven primarily by Table Master seats in Florida due to favorable regulatory changes, and by Rapid Table Games seats in Singapore. These installations began during the three month period ended April 30, 2010

o	A 7.4% increase in average lease price
o
The increase in lease revenue noted above was partially offset by the return of approximately 420 Table Master seats previously leased in Pennsylvania and Delaware.  This resulted in a decrease in ETS lease revenue of approximately $510 during the three months ended July 31, 2010.  We currently plan to return these Table Masters to active service in other markets such as Mexico and South America

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $166 due to the exchange effect of a weakening U.S. dollar

These increases were offset slightly by the following decrease:

•	A 39.0% decrease in other revenue driven by a drop in parts and peripheral sales from the prior year quarter

ETS gross profit increased 123.5% for the three months ended July 31, 2010, as compared to the same prior year period.  ETS gross margin also increased 140 bps to 53.5% for the three months ended July 31, 2010, as compared to the same prior year period.  These increases are due to the following:

•	Mix of revenue
o	The significant increase in sales revenues which drove proportionate increases in gross profit
o	The increase in lease revenues, which typically drive higher gross margins
o	Improvements in average lease prices which also drove higher lease margins

•	Fixed amortization
o
A reduction of approximately $420 in amortization expense associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010

ETS operating income increased 186.6%, to $3,786 for the three months ended July 31, 2010 as compared to $1,321 for the same prior year period. ETS operating margin also increased 780 bps for the three months ended July 31, 2010, as compared to the same prior year period. These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Electronic Table Systems Segment Operating Results

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$11,171	$8,177	$2,994	36.6%
Sales	18,750	5,100	13,650	267.6
Service	480	392	88	22.4
Other	2,025	1,365	660	48.4
Total sales and service revenue	21,255	6,857	14,398	210.0
Total ETS segment revenue	$32,426	$15,034	$17,392	115.7%

ETS segment gross profit	$17,963	$6,175	$11,788	190.9%
ETS segment gross margin	55.4%	41.1%

ETS segment operating income	$10,686	$2,006	$8,680	432.7%
ETS segment operating margin	33.0%	13.3%

ETS unit information:
Lease seats, end of period	2,094	1,887	207	11.0%
Average monthly lease price	$593	$481	$112	23.3%

Sold during period	1,045	278	767	275.9%
Average sales price	$17,943	$18,345	$(402)	(2.2%)

Total ETS segment revenue increased $17,392 for the nine months ended July 31, 2010, as compared to the same prior year period. The increase was primarily due to the following:

•	A 267.6% increase in sales revenue
o	Increase of 256.3% in Vegas Star and Rapid Table Games seats sold, resulting in ETS revenue of approximately $14,900
➢
The sale of approximately 580 Vegas Star and Rapid Table Games seats, primarily to several large casinos in Australia. These sales, totaling approximately $12,500, were driven primarily by favorable regulatory changes in certain Australian jurisdictions during the three months ended April 30, 2010

➢	The sale of Rapid Table Game seats to a single customer in Singapore during the current quarter drove increased revenue of approximately $2,400. This was the first delivery of a multi-part order
o
A 412.5% increase in sold Table Master seats, typically characterized by sales to several large customers in the U.S. These sales were the result of the opening of new geographic jurisdictions, such as Florida, during the three months ended April 30, 2010

o	Partially offset by a 2.2% reduction in the average sales price caused primarily by changes in product mix

•	A 36.6% increase in royalties and lease revenue
o
An 11.0% increase in seats on lease, driven primarily by Table Master seats in Florida due to favorable regulatory changes, and by Rapid Table Games seats in Singapore. These installations began during the three month period ended April 30, 2010

o	An increase of 23.3% in the average lease price, driven by the newly-placed Table Master seats
o
The increase in royalties and lease revenue noted above was partially offset by the return of approximately 420 Table Master seats previously leased in Pennsylvania and Delaware. This resulted in a decrease in ETS lease revenue of approximately $510 during the nine months ended July 31, 2010. We currently plan to return these Table Masters to active service in other markets such as Mexico and South America

•	A 48.4% increase in parts and peripherals driven by a large sale of hardware combined with software conversion kits to a single customer during the three months ended April 30, 2010

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $2,900 due to the exchange effect of a weakening U.S. dollar

ETS gross profit increased 190.9% for the nine months ended July 31, 2010, as compared to the same prior year period. ETS gross margin also increased 1,430 bps to 55.4% for the nine months ended July 31, 2010, as compared to the same prior year period. These increases are due to the following:

•	Mix of revenue
o	The significant increase in sales revenues which drove proportionate increases in gross profit
o	The increase in lease revenues, which typically drive higher gross margins
o	Improvements in average lease prices which also drove higher lease margins
o	The increased amount of parts and peripheral sales, which have a substantially higher margin than completed units

•	Fixed amortization
o
A reduction of approximately $650 in amortization expense associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010

ETS operating income increased 432.7%, to $10,686 for the nine months ended July 31, 2010, as compared to $2,006 for the same prior year period. ETS operating margin also increased 1,970 bps for the nine months ended July 31, 2010, as compared to the same prior year period. These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Electronic Gaming Machines Segment Operating Results

Three months ended July 31, 2010 compared to three months ended July 31, 2009

	Three Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
EGM segment revenue:
Lease revenue	$78	$9	$69	766.7
Sales	6,965	9,269	(2,304)	(24.9)
Other	2,141	2,966	(825)	(27.8)
Total sales and service revenue	9,106	12,235	(3,129)	(25.6)
Total EGM segment revenue	$9,184	$12,244	$(3,060)	(25.0%)

EGM segment gross profit	$4,794	$6,128	$(1,334)	(21.8%)
EGM segment gross margin	52.2%	50.0%

EGM segment operating income	$2,865	$4,267	$(1,402)	(32.9%)
EGM segment operating margin	31.2%	34.8%

EGM unit information:
Lease seats, end of quarter	17	11	6	54.5%

Sold during quarter	509	737	(228)	(30.9%)
Average sales price	$13,684	$12,577	$1,107	8.8%

Total EGM segment revenue decreased $3,061 for the three months ended July 31, 2010, as compared to the same prior year period, primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $640 due to the exchange effect of a weakening U.S. dollar

•	A 24.9% decrease in sales revenue
o	Driven by the 30.9% decrease in sold units
o
The decrease in units sold is partly the result of the market’s anticipation of our new Equinox cabinet as customers postponed spending to receive the latest product.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.  Placements of Equinox units began in July 2010 and totaled approximately 130 units in the current quarter

o	The 8.8% increase in average sales price was due to exchange effects; the average sales price in Australian dollars was relatively flat

•	A decrease of 27.8% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals

EGM gross profit decreased 21.8% for the three months ended July 31, 210, as compared to the same prior year period. EGM gross margin increased 220 bps to 52.2% for the three months ended July 31, 2010, as compared to the same prior year period. The decrease in gross profit primarily related to the following:

•	The decreases in total EGM revenues as noted above, driven primarily by the decrease in units sold

The increase in gross margin primarily related to the following:

•	A reduction of approximately $110 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

EGM operating income decreased 32.9% for the three months ended July 31, 2010, as compared to the same prior year period. EGM operating margin also decreased 360 bps for the three months ended July 31, 2010 as compared to the same prior year period. The decreases in operating income and operating margin primarily related to the following:

•	The decreases in total EGM revenue as noted above, driven primarily by the decreases in units sold

•	Increased R&D costs related to the development of the new Equinox cabinet

Electronic Gaming Machines Segment Operating Results

Nine months ended July 31, 2010 compared to nine months ended July 31, 2009

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
EGM segment revenue:
Lease revenue	$187	$9	$178	1,977.8
Sales	15,642	21,638	(5,996)	(27.7)
Other	5,736	6,386	(650)	(10.2)
Total sales and service revenue	21,378	28,024	(6,646)	(23.7)
Total EGM segment revenue	$21,565	$28,033	$(6,468)	(23.1%)

EGM segment gross profit	$11,345	$13,313	$(1,968)	(14.8%)
EGM segment gross margin	52.6%	47.5%

EGM segment operating income	$5,950	$8,331	$(2,381)	(28.6%)
EGM segment operating margin	27.6%	29.7%

EGM unit information:
Lease seats, end of period	17	11	6	54.5%

Sold during period	1,096	1,811	(715)	(39.5%)
Average sales price	$14,272	$11,948	$2,324	19.5%

Total EGM segment revenue decreased $6,468 for the nine months ended July 31, 2010, as compared to the same prior year period, primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $3,700 due to the exchange effect of a weakening U.S. dollar

•	A 27.7% decrease in sales revenue
o	Driven by the 39.5% decrease in sold units
o
The decrease in units sold is partly the result of the market’s anticipation of our new Equinox cabinet as customers postponed spending to receive the latest product.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.  Placements of Equinox units began in July 2010 and totaled approximately 130 units in the current quarter

o	The 19.5% increase in average sales price was primarily due to exchange effects; the average sales price in Australian dollars was relatively flat

•	A 10.2% decrease in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals

EGM gross profit decreased 14.8% for the nine months ended July 31, 2010, as compared to the same prior year period. EGM gross margin increased 510 bps to 52.6% for the nine months ended July 31, 2010, as compared to the same prior year period. The decrease in gross profit primarily related to the following:

•	The decrease in EGM sales revenue as noted above

The increase in gross margin primarily related to the following:

•	A reduction of approximately $180 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

EGM operating income decreased 28.6% for the nine months ended July 31, 2010, as compared to the same prior year period. EGM operating margin decreased 210 bps for the nine months ended July 31, 2010, as compared to the same prior year period.
The decreases in operating income and operating margin primarily related to the following:

•	The decrease in EGM sales revenue as noted above

•	Increased R&D costs related to the development of the new Equinox cabinet

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

Cash and cash equivalents at our foreign subsidiaries were $13,497 as of July 31, 2010 and $7,026 as of October 31, 2009. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

During August 2010, we made principal payments of approximately $9,900 on our Revolver.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31,	October 31,	Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$26,478	$7,840	$18,638	237.7%
Working capital	$70,847	$59,272	$11,575	19.5%
Current ratio	2.5 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)
Net cash provided by operating activities	$38,634	$29,570	$9,064	30.7%
Net cash used in investing activities	(16,947)	(5,901)	11,046	187.2%
Net cash used in financing activities	(2,810)	(12,445)	(9,635)	(77.4%)
Effects of exchange rates	(239)	591	(830)	(140.4%)
Net Change in cash and cash equivalents	$18,638	$11,815

Capital Expenditures. We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products. Significant items included in cash flows related to capital expenditures are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)
Payments for products leased and held for lease	$(16,706)	$(7,931)	$8,775	110.6%
Purchases of property and equipment	(4,314)	(705)	3,609	511.9%
Purchases of intangible assets	(2,298)	(3,893)	(1,595)	(41.0%)
Total capital expenditures	$(23,318)	$(12,529)	$10,789	86.1%

Operating

Cash flows provided by operating activities increased $9,064 year over year, primarily due to the following:

•	Strong operating performance led to an increase in net income of approximately $8,700

•
A decrease in cash provided by accounts receivable of approximately $5,500. Average days sales outstanding (“DSO”) for the nine months ended July 31, 2010 increased to approximately 61 days from approximately 48 days in the same prior year period, due primarily to heavy sales volume in the last month of the quarter as well as 60 day terms being offered on certain transactions outside of the U.S.

•
An increase in cash used for accounts payable, accrued liabilities, deferred revenue and customer deposit of approximately $15,500. This increase was primarily due to the pending settlement of our Class Action Lawsuits and Shareholder Derivative Suits. See Note 2 for more information. The increase was also driven by a net decrease in year-end compensation accruals as well as the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted. Excluding the pending settlement, an increase in cash used for accounts payable, accrued liabilities, deferred revenue and customer deposit is approximately $60

•
The increase in accrued liabilities related to the pending settlement of our Class Action Lawsuits and Shareholder Derivative Suits was offset by an increase in other current assets representing reimbursements receivable under our D&O insurance policy

•
A decrease in cash used for inventory of approximately $5,800. We intend to focus our operational efforts in fiscal 2010 to optimize inventory levels. We also intend to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products. Inventory turns improved to 3.1 as of July 31, 2010 from 2.4 in the same prior year period

Investing

Cash flows used for investing activities increased $11,046 year over year, primarily due to the following:

•
Increase in cash used for products leased and held for lease of approximately $8,800.This increase was primarily driven by the increase in ETS seats and shufflers on lease as well as seats / units expected to be placed over the next three months

•
Increase in cash used for purchases of property and equipment of approximately $3,600 primarily related to internal systems improvements being implemented at each of our subsidiaries during the nine months ended July 31, 2010

•
Offset by an increase in cash proceeds from the sale of leased assets of approximately $3,100. This increase was primarily driven by an increase in shuffler conversion sales during the nine months ended July 31, 2010

Financing

Cash flows used in financing activities decreased $9,635, primarily due to the following:

•	Net debt, total debt less cash and cash equivalents, decreased by approximately $21,500 to approximately $63,900 as of July 31, 2010 compared to $85,400 as of October 31, 2009

•
In 2009, we were in the final stages of a multi-step refinancing plan (the “Refinancing”) that involved a public offering of our common stock, a second amendment to our senior secured credit facility and a cash tender offer for our Notes. In the prior year period, we repurchased approximately $40,000 of our contingent convertible senior notes. We borrowed on our Revolver to fund this repurchase

•
Cash used for debt payments was approximately $14,900 during the nine months ended July 31, 2010 as compared to approximately $61,500 in the same prior year period. Debt payments in the current period primarily related to the excess cash flow payment made on our Term Loan, as required by our Credit Agreement, of approximately $4,200. The excess cash flow payment was made through borrowings on our Revolver. No such payment was made in the prior year period. Debt payments in the same prior year period primarily related to the repurchase of our contingent convertible senior notes, as discussed above, and payments on our Revolver

CAPITAL RESOURCES

In anticipation of our Revolver and Term Loan maturing on November 30, 2011, we have commenced a refinancing plan including the selection of a lead bank.  This process is in its earliest stages and while we are confident of our ability to complete such refinancing on prevailing market terms, there is no assurance that this refinancing will be completed.

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

Interest rate risk. As of July 31, 2010, we had approximately $90,000 of variable rate debt. Assuming a 1% change in the average interest rate as of July 31, 2010, our annual interest cost would change by approximately $900.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and nine months ended July 31, 2010 and 2009, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2010, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2009, see Notes 11 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2009.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2009.  For the nine months ended July 31, 2010, there were no additional risk factors except as provided below:

We have begun exploring the refinancing of our Revolver and Term Loan and there is no assurance that this refinancing will be completed

In anticipation of our Revolver and Term Loan maturing on November 30, 2011, we have commenced a refinancing plan including the selection of a lead bank.  This process is in its earliest stages, and, while we are confident of our ability to complete such refinancing on prevailing market terms, there is no assurance that this refinancing will be completed.  Negotiation and completion of such refinancings are subject to numerous risks, many of which are beyond our control, including, but not limited to:

•	Macroeconomic factors, including, but not limited to, factors affecting the gaming and leisure industry
•	Broad credit market factors
•	Factors affecting the proposed lead and participant banks and the banking industry generally
•	Material changes in government policies, laws, regulations, taxation and other similar factors

In addition, the refinancing is dependent on our ability to negotiate terms, conditions and documents reasonably acceptable to us and to the lead bank and administrative agent.  The refinancing is also dependent on our financial condition, results of operations and future prospects for our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
May 1 through May 31, 2010	-	$-	-	$21,077
June 1 through June 30, 2010	-	-	-	21,077
July 1 through July 31, 2010	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30,000 of the Company's shares; however, we generally prioritize bank debt reduction over share repurchases.  There were no common stock repurchases during the period.  As of July 31, 2010, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	[Employment Agreement by and between Shuffle Master, Inc. and Roger Snow dated May 20, 2010.]*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Certain portions of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[...***...]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.

**         Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC. (Registrant)
Date: September 8, 2010
/s/ PHILLIP C. PECKMAN
Phillip C. Peckman Interim Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)