Form 10-K
period 2010-10-31
SHUFFLE MASTER INC
filed 2011-01-13
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant on April 30, 2010 was approximately $514,442,333.

As of January 11, 2011, 54,015,949 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 17, 2011 (“Fiscal 2010 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2010

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

•	our existing patents may be found invalid or unenforceable and any current or future patent applications may not be approved;

•	our efforts to protect our unpatented proprietary technology may not be successful;

•	we may not be able to establish or maintain our trademarks;

•	we may not be able to adequately protect our foreign intellectual property rights;

•	the intellectual property rights of others may limit our ability to make and sell our products;

•	significant litigation regarding intellectual property rights exists in our industry;

•
the gaming industry is highly regulated and we must adhere to various regulations and maintain our licenses to continue our operations.  Failure to obtain and/or maintain our licenses could be disruptive to our business and could adversely affect our operations;

•	we may be unable to obtain licenses in new jurisdictions where our customers operate;

•	legislative and regulatory changes could negatively affect our business and the business of our customers;

•
a continued downturn in general worldwide economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.  As a result, the market price of our common stock may decline;

•	the gaming industry has been notably impacted by the general economic downturn;

•	our domestic and global growth and ability to access capital markets are subject to a number of economic risks;

•	risks that impact our customers may impact us;

•	economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results;

•	litigation may subject us to significant legal expenses, damages and liability and is inherently unpredictable and risky;

•
our products currently in development may not achieve commercial success and if we are unable to maintain a competitive technological position, we may suffer a material adverse effect on our business, results of operations or financial condition;

•
we compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including without limitation, as a result of the downturn in the gaming industry;

•
any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect our business and operating results;

•	the products in each of our segments may experience losses due to technical difficulties or fraudulent activities;

•
we operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted;

•	we are dependent on the success of our customers and are subject to industry fluctuations;

•	certain market risks may affect our business, results of operations and prospects;

•	we are exposed to interest rate and foreign currency risk;

•	we could face considerable business and financial risk in implementing acquisitions;

•	if our products contain defects, our reputation could be harmed and our operating results and financial results could be adversely affected;

•	we may not be able to attract, retain, or motivate the management or employees necessary to remain competitive in our industry;

•
our continued compliance with our financial covenants in our Senior Secured Revolving Credit Facility, as defined below, is subject to many factors, some of which are beyond our control and if we are unable to remain compliant under our financial covenants, our results of operations could be adversely affected by servicing costs;

•
the restrictive covenants in our Senior Secured Revolving Credit Facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest; and

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

PART I
(Numbers used herein are in thousands, except units, per unit/seat amounts and square footage)

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “Shuffle Master, Inc.,” “we,” “us,” “our” or the “Company,” include Shuffle Master, Inc. and its consolidated subsidiaries.

We are a Minnesota corporation formed in 1983. We conducted our initial public offering and became a NASDAQ-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at www.shufflemaster.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronic table games or electronic slot machines.  Our business is segregated into the following four operating segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”).

Utility. Our Utility segment develops products for our customers that enhance table game speed, productivity, profitability and security. We introduced the first successful automatic card shuffling equipment to the gaming industry and we continue to develop and market a full complement of automatic card shufflers for use with the vast majority of card-based table games placed in casinos and other gaming locations, including our own proprietary table games. We are working on the development of next generation shufflers and technological advancements in the areas of card recognition and remote diagnostics, among other developments. Currently, our Utility segment revenue is derived substantially from the lease and sale of our automatic card shufflers and associated service revenue. We also offer chip sorting products that simplify the handling of gaming chips on high volume roulette tables. Additionally, we have acquired or are developing products to gather data and to enable casinos to track table game play such as our i-Shoe Auto™ card reading shoe, our i-Score™ baccarat viewer that displays current game results and trends and our Deck Checker™ card deck checking device.  These products are intended to cost-effectively provide casinos and our other customers with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games.   We develop and deliver proprietary titles that enhance our casino and other gaming customers’ table game operations. Products in this segment include our live and electronic proprietary table games as well as progressive upgrades and proprietary features added to public domain games such as poker, baccarat, pai gow poker and blackjack table games. Our current proprietary table games titles include eleven of the top fifteen most popular proprietary titles in the world (by revenue) as of October 31, 2010.

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

Electronic Table Systems.   Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the Table Master, Vegas Star®, Rapid Table Games® and the i-Table platforms.  Our Table Master and some of our Vegas Star products feature a virtual dealer which enables us to offer table game content in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Our i-Table platform combines an electronic betting interface with a live dealer who deals physical cards from a Shuffle Master card reading shoe or shuffler and is designed to dramatically improve game speed and security while reducing many operating expenses associated with live tables.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australia and, to a lesser extent, Asia and Latin America.  We offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. During fiscal 2010 we introduced a new EGM cabinet model, the Equinox™.  In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Rise of the Dragon™, Golden Fortunes™, Lucky Panda™, The Conqueror™, Emperor Guan™, Tiki Totems™, Drifting Sands™, Ninja™, iChing™, Kelly Country™, Deep Sea Dollars™, Cuba™, Galapagos Wild™, Sunset on the Serengeti™ and Lonesome George™, as well as the Pink Panther™ and Grand Central™ progressive links.

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

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Segment	2010	2009	2008
Utility	38.4%	40.0%	42.5%
Proprietary Table Games	20.1%	21.6%	20.3%
Electronic Table Systems	21.1%	12.4%	14.5%
Electronic Gaming Machines	20.4%	26.0%	22.6%
Other revenue	0.0%	0.0%	0.1%
	100.0%	100.0%	100.0%

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

Our Shuffler Products. We currently market a complete range of shufflers, including single deck, batch and continuous shufflers. Single deck shufflers that deliver randomized hands of cards such as our i-Deal® and ACE® shufflers are generally used on proprietary table games such as our own Three Card Poker™ and Ultimate Texas Hold ‘em® games. Additionally, we offer a single deck/double deck batch shuffler, the Deck Mate®, for use on live stakes poker tables and single or double deck blackjack games.  For multiple deck “shoe” games such as Blackjack, Blackjack variants, Baccarat and Casino War® we offer the one2six® family of continuous shufflers.  For casinos that prefer to shuffle “shoe” games in a batch shuffler, we offer the MD2® and MD2CR™ shufflers with card recognition.  Shuffled batches of cards may then be delivered to one of our secure card reading i-Shoe™ and i-Shoe Auto shoes.

Our single-deck shuffler, the i-Deal, combines a number of enhanced features such as optical card recognition technology, card re-sorting, an ergonomic design with flush mount load and a programmable multi-game function to enhance game security and provide cost savings for the casino.

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

Our existing Utility products are the following:
ACE®
Deck Mate®
i-Deal®
one2six®
one2six Plus™
Easy Chipper C®
Chipmaster™
i-Score™
i-Shoe™
i-Shoe Auto™
i-Verify™
MD2®
MD2CR™

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

Our more popular titles, including progressive table games with bonusing options and proprietary side bets are listed below in four categories: premium titles, side bets, add-ons and progressives.  The combination of premium titles and side bets represents the equivalent of casino floor space while add-ons and progressives generate incremental revenue on existing casino floor space.

Premium titles:
Caribbean Stud®
Casino War®
Crazy 4 Poker®
Four Card Poker®
Fortune Three Card Poker™
Let It Ride®
Let It Ride Bonus®
Mississippi Stud™
Texas Hold 'em Bonus®
Three Card Poker™
Ultimate Texas Hold ‘em ®

Side bets:
Bet the Set "21"®
Dragon Bonus®
Fortune Pai Gow Poker®
King’s Bounty blackjack™
Royal Match 21®
Streak Shooter™

Add-ons:
Bad Beat Bonus bets
Three Card Poker Bonus bets

Progressives:
Fortune Pai Gow Progressive™
Progressive Blackjack®
Progressive Texas Hold ‘em Bonus®
Three Card Poker Progressive™

OUR ELECTRONIC TABLE SYSTEMS SEGMENT

Our Electronic Table Systems. Our ETS products are e-Table platforms developed for multi-player use. We have developed or acquired technology or platforms to deliver our proprietary table game content or public domain games on multi-player terminals. Some of our e-Table products enable us to offer table game content in markets where live table games are not permitted, such as racino, video lottery and arcade markets. We are developing these e-Table platforms to enable the marketing and deployment of our table game content into previously unpenetrated international and domestic casino, racino and other gaming markets.

Our existing ETS products are the following:
i-Table™
Rapid Table Games®
Table Master®
Vegas Star®

OUR ELECTRONIC GAMING MACHINES SEGMENT

Our Electronic Gaming Machines.  We offer an extensive selection of video slot titles developed for select markets primarily in Australia and, to a lesser extent, Asia and Latin America.  Featuring a wide variety of denominations and configurations, EGMs can be configured as a network of machines or as stand-alone units. EGM titles are offered in the ergonomic eStar™ cabinet and are available on both the Stargames PC3 operating platform and more recently the PC4 operating platform. The PC4 operating platform features enhanced audiovisual capabilities as well as greater capacity to integrate with technical advancements expected in the coming years.

During fiscal 2010 we introduced a new EGM cabinet model, the Equinox. Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM products.  Initial deliveries of Equinox began in July 2010.

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

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes the leading casino operators on all six continents that allow casino style gaming, including operators in leading established gaming markets such as the United States, Canada, Latin America, Macau, Singapore, Malaysia, Australia, Europe and Africa. Moreover, our customer base includes all of the top 20 global gaming companies measured by annual revenues. Our customers include, among others, Caesar’s Entertainment Corp., MGM Resorts International, Mohegan Tribal Gaming Authority, Las Vegas Sands Corp., Crown Ltd., Wynn Resorts, Limited, Sociedade de Jogos de Macau S.A., Genting Groups, Galaxy Entertainment Group Limited, The Rank Group, Sun International Resorts, Tabcorp Holdings Ltd., Star City Pty Ltd. and Federal Group Tasmania.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See “Business—Gaming Regulation” section below.  We both lease and sell our products, although we implemented a strategy to continue our emphasis on leasing versus selling, primarily in the United States.  When we lease our products, we generally negotiate a month-to-month operating lease or license for our products for a fixed fee, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win. When we sell certain of our products, we sometimes offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer. We service the products we sell and lease with those on lease including a service contract. We also offer service packages to customers who purchase products from us.

Competition. We compete with other gaming products and supply companies for space on the casino customer's floor, as well as for our customer's capital spending. With respect to our Utility segment, namely shufflers and other gaming equipment, we compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property and the breadth of our sales, regulatory and distribution channels. Other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. Our shufflers also compete against hand shuffling, which remains the most common shuffling option on casino card games around the world. Finally, since the need for our shufflers is dependent upon the casino’s use of live table games, our shufflers also compete against any products that live table games compete against.   We cannot provide assurances that a competitive product will not gain substantial placements or that a competitive product or hand shuffling will cause price erosion of our shufflers in the future.  As it relates to our Easy Chipper C and Chipmaster roulette chip sorting products, competition is primarily limited to the Chipper Champ Plus™ and the more current Chipper Champ 2™, both sold by TCSJohnHuxley. Competition with our i-Shoe card reading shoe is primarily limited to Angel Co. Ltd.'s Angel Eye® card reading shoe and the Bee Electronic Baccarat Dealing Shoe (U.S. Playing Card Company).

With respect to our PTG segment, in addition to companies such as International Game Technology (“IGT”), Bally Technologies, Inc. (“Bally”), Aristocrat Gaming (“Aristocrat”) and WMS Industries Inc. (“WMS”) that primarily market EGMs, we also compete with both non-proprietary table games such as blackjack and several companies which primarily develop and license proprietary table games. Some of those competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™ and Emperor's Challenge®, Masque Publishing's Spanish 21® and DEQ Systems EZ Baccarat™. Additionally, competition with our progressive bet system for table games includes DEQ Systems. Competition in this segment is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products. In the future, table game competitors as well as slot machine companies could market table games that might displace our products.

With respect to our ETS segment, there are numerous other companies that manufacture and/or sell e-Tables that are similar to the products in our ETS segment. These companies include, but are not limited to, TCSJohnHuxley, Aristocrat, Interblock (member of Elektroncek Group), Aruze Corporation (“Aruze”), Novomatic Industries (“Novomatic”), IGT, PacificNet Inc. (“PacificNet”), PokerTek, Inc. (“PokerTek”) and TableMAX Holdings (“TableMAX”). Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and EGMs.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on various e-Table platforms.

Our EGM segment is part of a highly competitive international slot market. The Australasian market reflects other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors to our EGM products in these markets are Aristocrat, IGT, Bally, WMS, Konami Gaming, Inc. (“Konami”), Aruze and Ainsworth Game Technology (“Ainsworth”).  In Asia, these competitors are also active along with further competition from a myriad of Asian and European slot manufacturers.

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

Additionally, some of our products are manufactured by subcontract manufacturers, located in Des Plaines, Illinois, Phoenix, Arizona and Salzburg, Austria, all of which also inventory and ship these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

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

We believe that one of our strengths is identifying new product opportunities and developing new products, therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  Total R&D expense was $21,811, $17,349 and $18,474 for fiscal 2010, 2009 and 2008, respectively.

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

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents.  While some of our older owned game patents and progressive patents expire in the next 2-4 years and some older technology shuffler patents expire in 2014, the majority of our patents, including those with our newest technology, expire thereafter.  Under the laws of the United States, when a patent expires, a competitor would be legally able to make, use, offer to sell or sell the invention claimed in the patent.  We believe that the expiration of any of our patents prior to 2015 will not have a material adverse effect on our business. A number of our licensed patents expired in 2009, but the expirations have not and are not expected to materially affect our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued, or that the patents we currently hold or have licensed or any new patents that we acquire are, will be, or will remain valid, will provide any competitive protection for our products, or will adequately cover our competitors' products. We may decide to sell in the ordinary course of business patents that we no longer continue to believe are strategic to our business.

Trademarks. We own numerous United States and international trademark registrations and common law trademarks. Some of the more important marks include: Shuffle Master, Incorporated®, the Shuffle Master 4-square logo®, ACE, Deck Mate, i-Deal, MD1®, MD2, one2six, Deck Checker, Easy Chipper C, i-Shoe, i-Shoe Auto, Bet the Set “21,” Blackjack Press®, Caribbean Stud, Casino War, Crazy 4 Poker, Dragon Bonus, Fortune Blackjack®, Fortune Pai Gow Poker, Four Card Poker, Jackpot Baccarat™, Let It Ride, Let It Ride Bonus, shufflemaster.com®,, Mississippi Stud, Royal Match 21, Texas Hold ‘em Bonus, Three Card Poker, Ultimate Draw Poker®, Ultimate Texas Hold' Em, i-Table, Table Master, Rapid Table Games and Vegas Star.  We believe that our trademarks and trade dress are an important component of the brand identity of our products. We also license trademarks from others.

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

Product-related agreements. We are a party to certain licensing agreements. Under some of these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we pay or receive under these agreements are material to our results of operations. Our Australian subsidiary is a party to a co-ownership agreement of certain intellectual property with a customer. There are royalty sharing obligations under this agreement.

Infringement and litigation. We do not believe that any of our products, methods or technologies infringes the valid and enforceable patents or other intellectual property rights of others. However, we have been and are subject to litigation claiming that we have infringed the rights of others and that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

GAMING REGULATION

Overview. We are subject to a wide range of complex gaming laws and regulations in over 200 jurisdictions, both foreign and domestic, in which we are licensed or have applications pending. Jurisdictions require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required, unless the owner is eligible for and obtains an exemption or waiver. Under certain circumstances, an “Institutional Investor,” as such term is defined by certain gaming jurisdictions' statutes or regulations, who acquires more than 5%, may apply for a waiver of the suitability requirement. Generally, gaming jurisdictions may permit an Institutional Investor to hold up to 25% upon a showing that they meet the jurisdiction's definition of an “Institutional Investor” and certification as to their passive investment intent. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approvals and processes related to findings of suitability, qualifications or licenses, our products, key personnel and certain shareholders can be lengthy and expensive.

General regulatory licensing and approvals. We intend to maintain our existing licenses and to seek the necessary licenses, approvals, qualifications and findings of suitability for us, our products and our management personnel in new jurisdictions where we anticipate sales or leasing opportunities. We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals, qualifications or findings of suitability will be obtained or that our existing licenses will be renewed or will not be revoked, suspended or conditioned. If a license, approval, qualification or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, qualification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction or may be required to provide our products through other licensed entities at a reduced profit to us. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

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

The Nevada Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Board in connection with the investigation. We customarily reimburse such costs and fees. Any person who acquires more than 5% of any class of our voting securities must report the acquisition to the Nevada Commission. Any person who becomes a beneficial owner of more than 10% of any class of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “Institutional Investor,” as such term is defined in the regulations of the Nevada Commission, which acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability requirements, provided the Institutional Investor holds the voting securities for investment purposes only. (It should be noted that in many other states the requirement of a suitability finding or of a licensure applies to any holder of 5% or more of our stock, unless the owner is eligible for and obtains an exemption or waiver.) The Nevada Commission has amended its regulations pertaining to Institutional Investors to allow an Institutional Investor to beneficially own more than 25%, but not more than 29%, if the ownership percentage results from a stock repurchase program. In addition, an institutional investor not previously granted a waiver may nevertheless own more than 10% but not more than 11% of any class of our voting securities without being required to apply to the Nevada Commission for a finding of suitability or a waiver and is subject only to reporting requirements as prescribed by the chairman of the Nevada Board (unless otherwise notified by the chairman of the Nevada Board), if such additional ownership results from a stock repurchase program. These Institutional Investors may not acquire any additional shares that would result in an increase in its ownership percentage. An Institutional Investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an Institutional Investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

On April 22, 2010, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “Shelf Approval”). This Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Significant customer sales, foreign sales and foreign assets. For fiscal 2010, 2009 and 2008, sales to customers outside the United States accounted for approximately 51%, 50% and 53% of consolidated revenue; and no individual customer accounted for more than 10% of consolidated revenue in each of those years. As of October 31, 2010, approximately 20% of our revenues was in our EGM segment, which revenues relate primarily to outside the U.S. As of October 31, 2010, approximately 26% of our long-lived assets, excluding deferred income taxes, goodwill and acquired intangible assets, was outside the U.S. As of October 31, 2010 and 2009, no single customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2010, two customers and as of October 31, 2009, one customer exceeded 10% of our net investment in sales-type lease and notes receivable. These customers have well-established histories of payments to Shuffle Master as well as credit ratings that support the credit lines they have been extended. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 14 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K

Seasonality and business fluctuations. Quarterly revenue and net income may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos or the expansion or contraction of existing casinos, gaming regulatory approvals or denial of our products and corporate licenses, the introduction of new products, the seasonality of customer capital budgets, or fluctuation in general economic conditions. Historically, our operating results have been lowest in our first fiscal quarter ending January 31, primarily due to the seasonality of customer capital budgets as well as the December holiday season.

Employees. As of October 31, 2010, we had approximately 705 employees.  We are not subject to any collective bargaining agreements and we believe that our environment will continue to be union free.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are dependent on our intellectual property and trade secrets and we may be unable to protect our intellectual property and trade secrets from infringement, misappropriation, or claims of infringement or invalidity.

The gaming industry is characterized by the use of various forms of intellectual property to entertain. We are dependent upon patented technologies, trademarked brands and proprietary information for our business. We endeavor to protect our intellectual property rights and our products through a combination of patent, trademark, trade dress, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements.  We cannot assure you that any trademark, copyright, issued patent or other types of intellectual property will provide competitive advantages for us.  We cannot assure you that our efforts to protect our intellectual property rights or products will be successful.

Our existing patents may be found invalid or unenforceable and any current or future patent applications may not be approved.

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

Our efforts to protect our unpatented proprietary technology may not be successful.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business.

We may not be able to establish or maintain our trademarks.

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

We may not be able to adequately protect our foreign intellectual property rights.

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

The intellectual property rights of others may limit our ability to make and sell our products.

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

We have in the past made, are currently making and may in the future make, enforcement claims against third parties and third parties have in the past made, are currently making and may in the future make, claims of infringement, invalidity or enforceability against us or against our licensees or manufacturers in connection with their use of our technology. For more information, see “Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” included in this Form 10-K.  A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. We are currently in litigation over various intellectual property matters. Any claims -- whether with or without merit -- could:

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

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. These laws, rules and regulations generally concern the responsibility, financial stability, character and suitability of our officers, directors, major stockholders, key personnel or business partners in gaming operations, including makers of gaming equipment such as ourselves. In many jurisdictions, shareholders owning greater than 5% of our shares must be licensed under applicable gaming regulations unless they qualify for and are able to obtain an exemption or waiver from licensing in those jurisdictions. Some jurisdictions empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to periodic reports concerning gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. We may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. We cannot assure you that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs. For a summary of gaming regulations that affect our business, see “Item 1. Business–Gaming Regulation,” included in this Form 10-K.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We will become subject to regulation in any other jurisdiction where our customers operate in the future. To expand into any such jurisdiction, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major shareholders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place on a leased or participation basis our products in that jurisdiction.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

Legislative and regulatory changes including, but not limited to, changes related to internet gaming, may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive games or technologies at our or our customers' expense. For example, current regulations in a number of jurisdictions where our customers operate limit the amount of space allocable to our products and substantial changes in those regulations may adversely affect demand for our products. Our business will also suffer if our products became obsolete due to changes in laws or the regulatory framework.

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

These financial market conditions affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease and sale orders for our products and services.  Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets.  Our Senior Secured Revolving Credit Facility matures on October 29, 2015. If economic conditions do not improve by such time, we might not be able to refinance such facilities on favorable economic terms, or at all.

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

•	global geopolitical events such as terrorist attacks and other acts of war or hostility; and

•	natural disasters such as major fires, floods, hurricanes and earthquakes.

Economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell or lease our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States, primarily Canada, Europe and Australasia accounted for approximately 50.9% of our consolidated revenue from continuing operations for fiscal 2010. Accordingly, our future results could be harmed by a variety of factors, including:

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

We are currently engaged in litigation on a variety of matters, including, in particular, several suits regarding our intellectual property rights and related anti-trust and trade practice issues. For information on our current material litigation and our assessments, see “Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data,” included in this Form 10-K. Our assessment of each matter may change based on future unknown or unexpected events, or we may simply be wrong. Litigation requires the expenditure of significant time and resources and is inherently unpredictable and risky. We are unable at this time to estimate the likely outcome of pending litigation. An adverse judgment or injunction in any pending or future litigation could have a material impact on our business operations, intellectual property, results of operations or financial position.

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

We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as our facility in Sydney, Australia. We also outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia. Should any of these manufacturing processes be disrupted, we cannot provide assurance that we would be able to timely remedy such disruption. In such a case, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either case could have an adverse impact on our business, results of operations or financial condition.

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

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

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

In the Utility segment, namely shufflers and other gaming equipment, we compete with hand shuffling and other shuffler providers. Additionally, other companies may develop, “reverse engineer,” or market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. A competitive product may gain substantial placements or cause price erosion of our shufflers in the future.  Casinos may choose to shift from automatic to hand shuffling which would cause price erosion of our shufflers. Several companies also manufacture and sell chipper products which are competitive with our Easy Chipper product line. Competition with our i-Shoe card reading shoe is predominantly limited to Angel Co. Ltd.'s Angel Eye card reading shoe and the Bee Electronic Baccarat Dealing Shoe (U.S. Playing Card Company).

With respect to our PTG segment, in addition to companies such as IGT, Bally, Aristocrat and WMS that primarily market slot machines, we also compete with both non-proprietary table games such as blackjack and several companies which primarily develop and license proprietary table games. Some of those competitors’ widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies and Emperor's Challenge, Masque Publishing's Spanish 21 and DEQ Systems EZ Baccarat. Additionally, competition with our progressive bet system for table games is predominantly limited to DEQ Systems. Competition in this segment is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.  In the future, slot manufacturers, as well as table game competitors or others, could market table games that might displace our products.

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

The indebtedness under the Senior Secured Revolving Credit Facility has variable rates of interest, which exposes us to the risk of increased interest rates. As of October 31, 2010, we had approximately $66,000 of variable rate debt. Assuming a 1% change in the average interest rate as of October 31, 2010, our annual interest cost would change by approximately $660.

We are exposed to foreign currency exchange rate risk inherent in our lease and sales commitments, anticipated leases and sales, anticipated purchases of inventory in foreign jurisdictions and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world in a variety of foreign currencies.  Fluctuations in the value of the Euro, the Australian dollar, the Singapore dollar, the Pataca or the Rand may adversely affect our results of operations, of which the most significant to our operations for fiscal 2010 were the Australian dollar and the Euro. We expect that a significant portion of the volume of our business will continue to be denominated in foreign currency and because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

Our Senior Secured Revolving Credit Facility contains material financial and other covenants, which, if breached, would trigger certain events of default.  If our operating results decline, we may need to seek an amendment to our existing facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at the time such an amendment or refinancing is necessary, it is possible that such amendment or refinancing could lead to a significant increase in debt service costs and interest expense, or result in additional restrictions being put on our operations.  In such a circumstance, if we are unable to obtain an amendment or refinancing, then we may be forced to file for bankruptcy protection or allow proceedings to take place whereby the lender’s security interests are exercised.

The restrictive covenants in our Senior Secured Revolving Credit Facility may limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

The agreement governing the Senior Secured Revolving Credit Facility imposes and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions will affect and in many respects limit or prohibit, among other things, our ability to take certain actions. The terms of the agreement may make it difficult to obtain financing in the future for working capital, capital expenditures, acquisitions and other purposes.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in this Form 10-K for further details.

See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Contractual Obligations and Off-Balance Sheet Arrangements” included in this Form 10-K for years beyond 2010.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties. We lease facilities in various locations throughout North America for office, research and development, warehouse and service totaling approximately 105,000 square feet to support our American operations.  Our corporate headquarters, as well as our research and development and manufacturing of utility and e-Table products, are located in Las Vegas, Nevada and account for 76,000 square feet.

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

We lease approximately 6,000 square feet facilities in Macau, China and Singapore for office and warehouse space to support our Asia operations.

We lease an approximately 3,000 square feet facility in Johannesburg, South Africa for office and warehouse space to support our Africa operations.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities/space are available to us to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note 15 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

ITEM 4. REMOVED AND RESERVED

PART II
(In thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.  Our common stock is traded on The NASDAQ Stock Market under the symbol SHFL. As of January 8, 2011, we had approximately 230 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information available to us as of January 11, 2011, we estimate that we have approximately 13,100 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2010 and 2009:

	2010		2009
	High	Low	High	Low
First Quarter	$9.81	$7.16	$$5.43	$2.50
Second Quarter	9.72	7.72	4.12	1.97
Third Quarter	10.19	7.33	7.63	3.72
Fourth Quarter	9.55	7.55	9.90	6.67

The closing price of our common stock on January 11, 2011, was $11.12 per share.

Dividend Policy.  We have not paid dividends on our common stock in our two most recent fiscal years and certain covenants in our Senior Secured Revolving Credit Facility restrict our ability to pay dividends or make other distributions with respect to our equity securities.

Transfer Agent.  Our stock transfer agent and registrar is Wells Fargo Bank Minnesota, N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Performance Graph. The following graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at October 31, 2005, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index: (iii) the stocks included in the NASDAQ Index Composite; (iv) the stocks included in the Dow Jones U.S. Gambling Index; and (v) an index of selected issuers in our industry, or Peer group, composed of IGT, Aristocrat, WMS, Bally and Progressive Gaming International Corporation (“PGIC”).

Company Name / Index	Investment Value as of October 31,
	2005	2006	2007	2008	2009	2010

Shuffle Master, Inc.	100.00	110.33	53.94	15.22	30.80	37.11
S&P Smallcap 600	100.00	116.10	129.51	87.49	92.35	116.62
NASDAQ Composite	100.00	113.22	136.41	80.89	97.96	120.80
Dow Jones US Gambling	100.00	139.97	203.93	60.05	74.81	126.35
Peer Group	100.00	149.00	160.13	58.80	87.35	80.82

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  The consolidated statements of operations data for the years ended October 31, 2010, 2009, 2008, 2007 and 2006, and the consolidated balance sheet data are derived from our consolidated financial statements. The amounts shown below for the years ended 2006, 2007, 2008 and 2009 have been revised to reflect the effect of the retrospective application of accounting standards adopted beginning on November 1, 2009, related to convertible debt. The historical results are not necessarily indicative of future results.

	Year Ended October 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and unit/seat amounts)

Summary financial statements (a):
Revenue
Utility	$77,357	$71,707	$80,893	$78,457	$86,792
Proprietary Table Games	40,430	38,697	38,594	33,125	38,316
Electronic Table Systems	42,398	22,342	27,461	27,890	16,555
Electronic Gaming Machines	41,117	46,598	42,898	39,269	21,090
Unallocated Corporate	-	83	160	110	238

Total revenue	201,302	179,427	190,006	178,851	162,991
Cost of revenue	77,332	73,756	79,104	74,985	56,721
Gross profit	123,970	105,671	110,902	103,866	106,270
Income (Loss) from continuing operations	23,083	14,974	(15,373)	12,914	2,134
Discontinued operations, net of tax	-	-	(1)	78	(246)
Net Income (loss)	$23,083	$14,974	$(15,374)	$12,992	$1,888

Earnings (loss) per share - continuing operations:
Earnings (loss) per share, basic and diluted (b)	$0.43	$0.28	$(0.38)	$0.37	$0.06
Weighted average shares, basic (b)	53,258	53,120	40,006	34,680	34,585
Weighted average shares, diluted (b)	54,199	53,449	40,006	35,276	36,052

Balance Sheet Data (end of year):
Cash, cash equivalents, and investments	$9,988	$7,840	$5,374	$4,392	$8,917
Total assets	$303,960	$285,469	$261,930	$359,535	$304,823
Total debt	$66,262	$93,210	$124,335	$226,151	$220,609
Total long-term liabilities	$68,973	$96,109	$86,428	$225,076	$149,985
Shareholders' equity	$186,148	$156,074	$103,363	$93,097	$41,399

Cash Flow Data:
Cash provided by operating activities	$51,325	$40,142	$44,018	$33,048	$34,021
Cash (used) by investing activities	$(20,433)	$(9,045)	$(5,812)	$(33,119)	$(104,142)
Cash (used) provided by financing activities	$(28,659)	$(30,124)	$(37,256)	$(3,513)	$65,923

(a)  In September 2007, we purchased PGIC's table games division. Effective February 1, 2006, we acquired Shuffle Master Australasia Holdings Pty Ltd. These acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions.

(b)  Earnings per share and weighted average share amounts reflect the effects of our 3 for 2 common share stock splits in January 2005. Earnings per share and weighted average share amounts for the years ended October 31, 2008, 2009 and 2010 reflect our equity offering in July 2008 of an additional 20,294 common shares.  For fiscal 2008, the dilution of 75 shares related to our options, restricted stock and contingent convertible notes have not been included in the diluted loss per share computation as their inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share, unit/seat amounts and product lease/sale prices)

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of October 31, 2010 and 2009 and for the fiscal years ended October 31, 2010, 2009 and 2008. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" and "Risk Factors" should be reviewed  for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor.  Our products primarily relate to licensed casino operators’ table games activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of proprietary table games, electronic table games or electronic slot machines.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Australasia.

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

Current Economic Environment

The gaming industry in both the United States and abroad has been particularly affected by the downturn in general worldwide economic conditions, which continued to have negative consequences on our results in fiscal 2010 and is likely to continue to have a negative impact in fiscal 2011. The activity in the credit markets and in the broader global economy and financial markets has exacerbated these trends.  Consumer confidence has been significantly impacted, as seen in broader economic trends such as declines in auto and other retail sales, the weakness in the housing market and increased unemployment.

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

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our leased and in some cases, previously sold units. Consistent with our strategy, we have a continuing emphasis on leasing or licensing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay us a fee based on a percentage of net win.  Product lease contracts typically include parts and service. When we sell our products, we offer casinos a choice between a cash sale or to a lesser extent, long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers, which provides us with royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement, as well as game conversion kits.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace shuffler replacement cycle. The i-Deal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers, both leased and previously sold, with the i-Deal shuffler. Approximately 80% of current i-Deal shuffler placements (both sales and leases) have been driven by the Ace replacement cycle.  The majority of these placements are leases.

•
Our markets for shuffler lease and sale revenue have grown recently in the United States with the approval of live table gaming in several jurisdictions such as Pennsylvania and Delaware.  A substantial share of our Utility revenue growth in the current year has been from these new jurisdictions.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements are sales.  Growth drivers for the Utility segment outside the United States are expected to be new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau.  In the current fiscal year, new markets such as Singapore have contributed significantly to growth of our total global revenue base.

Proprietary Table Games

•
Our lease model is strongest in our PTG segment with more than 90% of our total PTG revenue coming from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

•
Although the majority of our PTG revenue comes from our premium table games, we also offer a number of progressive upgrades and side bets.  These products are available for our own proprietary table game titles as well as public domain games such as poker, blackjack, baccarat and pai gow poker.  These progressives and side bets, offered almost exclusively through leases, are providing a growing share of our total PTG revenue.

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

•
As we have seen revenue growth in our Utility and PTG segments as some states approve live table games, we have seen some of our leased ETS products returned from those same markets.  Although this will cause some short-term setbacks in the growth of our domestic ETS business, we have been able to return these products to active service in other markets such as Mexico and South America.

•
During the current year we have begun generating revenue from placements of our new i-Table product.  We expect this product, which combines an electronic betting interface with a live table game, to provide us with substantial growth opportunities as it achieves acceptance in the market.

Electronic Gaming Machines

•	Our EGM segment is primarily a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australia.

•
During the first three fiscal quarters of fiscal 2010, sales of EGM products in this market have been down from prior year levels.  We believe a significant portion of this decreased demand has resulted from the anticipated release of our new Equinox cabinet.  We believe that customers have been delaying new EGM placements until they can buy the newest product.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM products.

•
Initial deliveries of Equinox began in July 2010, and we experienced record placements during the fourth quarter of fiscal 2010.  We anticipate strong demand in future periods as Equinox gains broader market acceptance.

•
A significant portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect operating expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the next generation MD2CR and one2six Plus, our card recognition products, as well as other table accessories, such as the i-Shoe and i-Score. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table, our newest e-Table that combines a variety of our products to create an exciting new table game experience. During fiscal 2010, we spent significant R&D efforts developing the new EGM Equinox cabinets.

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

SIGNIFICANT TRANSACTIONS

Prime Table Games, LLC. On December 21, 2010, we entered into a License and Release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. For a further discussion of this case, see Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010 which represents the fair value associated with the effective settlement of the existing litigation. The remaining $3,300 will be recorded as intangible assets in December 2010.The $3,300 of intangible assets will be amortized on a straight line basis over an approximate 9 year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our accounting policies are more fully described in Note 1 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  Some of our accounting policies require us to make difficult, complex and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We periodically evaluate our policies, estimates and related assumptions and base our estimates on historical experience, current trends and expectations of the future. We considered the following critical accounting policies to be the most important to understanding and evaluating our financial results and require the most subjective and complex judgments made by management. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. Actual results may differ from our estimates under different conditions and assumptions.

Revenue recognition. We recognize revenues when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists;

•	the price to the customer is fixed and determinable;

•	delivery has occurred and any acceptance terms have been fulfilled; and

•	collection is reasonably assured.

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

Product lease and royalty revenue — Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.   Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.  We recognize revenue from our leases and licenses upon installation of our product on a month to month basis.

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Our EGMs, Table Masters and Vegas Star products that contain both software and non-software components that function together to deliver the product’s essential functionality were previously subject to software revenue recognition rules. Under the new ASUs adopted for new and materially modified arrangements entered into after the beginning of our first quarter of fiscal 2010 (discussed below under Recently Issued Accounting Standards), our EGMs, Table Masters and Vegas Star products no longer fall under the scope of software revenue recognition rules and are generally recognized upon delivery and customer acceptance.

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  The new ASUs adopted provide for a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”), and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, BESP is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for undelivered elements will no longer be deferred. Generally, revenues allocated to future performance obligations elements will be recognized upon delivery and customer acceptance.

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the period ended October 31, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

Goodwill and other indefinite lived intangible assets. We review our goodwill for impairment annually in October or when circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  The review is performed at the operating segment level. The goodwill impairment test is a two-part test.  In the first step, we selected a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our operating segments.  These two methodologies were weighted equally in determining fair values.  The fair value of the operating segment is then compared to the book value of the operating segment, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the operating segment's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the operating segment less the fair value of the operating segment's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the operating segment's goodwill exceeds its fair value.

Our income approach analysis is based on the present value of two components: the sum of our three-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each operating segment, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows were derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each our operating segments. The discount rates used for each operating segment were 12.5% for our fiscal 2010 test and 13.0% for our fiscal 2009 test.

As of October 31, 2010 and 2009, our goodwill totaled $75,932 and $74,662, respectively. Our fiscal 2010 annual goodwill impairment test indicated the fair value of each operating segment was in excess of its carrying value. Inherent in such fair value determinations are significant judgments and estimates, including assumptions about our future revenues, profitability, cash flows and long-term growth rates, as well as our operational plans and our ability to execute such plans and our interpretation of current economic indicators and market valuations.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, if the discount rates used for the 2010 analysis increased to 13.5% for each operating segment (all other assumptions held constant), the fair value of each operating segment would still be in excess of their carrying value by at least 43%.

For fiscal 2010, 2009 and 2008, we recorded impairment charges of $0, $0 and $22,137, respectively.

We review our indefinite lived intangible assets (“tradenames”) for impairment annually in October or when circumstances indicate that the carrying amount of the tradename may not be fully recoverable. We would record an impairment loss if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value.

In October 2010, we performed our annual indefinite lived intangible asset impairment analysis for our Stargames and CARD tradenames, which is discussed in Note 6 to our Consolidated Financial Statements, by comparing the discounted, estimated future cash flows using the income approach as compared to the carrying value of the tradenames and determined that no impairment was indicated.

Other intangible assets. Other intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. All of our significant other intangible assets are definite lived and, accordingly, amortized over their expected useful lives which range from 1 to 15 years. We amortize certain of our intangible assets (related to revenue production) proportionate to the ratio of actual revenue to total actual plus expected revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenants not to compete, we amortize on a straight-line basis over their useful lives.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and indefinite lived intangible assets, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value.  For fiscal 2010, 2009 and 2008 we did not have any such impairment loss.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of $1,019, $1,523 and $72 for fiscal years 2010, 2009 and 2008, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

Income Taxes.  We are subject to income taxes in the U.S. and other foreign jurisdictions where we operate.   Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial reporting amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which the differences are expected to be recovered or settled.  Accounting standards requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized

As of October 31, 2010, we recorded a valuation of $1,526 tax affected against certain foreign deferred tax assets based on our estimate of future realization.  Management will reassess the realization of deferred tax assets each reporting period.  To the extent that the financial results of certain foreign operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance through earnings.

In the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates its more-likely-than-not that such position will be sustained on audit, including resolution of related appeals, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations.  Changes in facts or information as well as the expiration of statutes of limitations and/or settlements with tax authorities may result in material adjustments to these estimates in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Other recently issued accounting standards that may impact our financial statements, as well as those noted below in this Management’s Discussion and Analysis of Financial Condition and Results of operations (“MD&A”), are discussed further in Note 1 of our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

Revenue recognition. In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multi-element arrangements. We elected to early adopt this new guidance prospectively effective November 1, 2009. Under the new guidance, tangible products, containing both software and non-software components that function together to deliver a tangible product’s essential functionality is now considered to be a “non-software” element and, accordingly, will no longer be subject to software revenue accounting. The new guidance also established a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”), and the residual method is no longer allowed.

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

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the period ended October 31, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

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

The following table presents our various items of revenue and expense as a percentage of total revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2010		2009		2008
	(In thousands)
Revenue:
Utility	$77,357	38.4%	$71,707	40.0%	$80,893	42.5%
Proprietary Table Games	40,430	20.1%	38,697	21.6%	38,594	20.3%
Electronic Table Systems	42,398	21.1%	22,342	12.4%	27,461	14.5%
Electronic Gaming Machines	41,117	20.4%	46,598	26.0%	42,898	22.6%
Other	-	0.0%	83	0.0%	160	0.1%

Total revenue	201,302	100.0%	179,427	100.0%	190,006	100.0%
Cost of revenue	77,332	38.4%	73,756	41.1%	79,104	41.6%

Gross profit	123,970	61.6%	105,671	58.9%	110,902	58.4%
Selling, general and administrative	66,817	33.2%	63,647	35.5%	71,350	37.6%
Research and development	21,811	10.8%	17,349	9.7%	18,474	9.7%
Impairment of goodwill	-	0.0%	-	0.0%	22,137	11.7%

Income (Loss) from operations	35,342	17.6%	24,675	13.7%	(1,059)	(0.6%)
Other income (expense):
Interest income	577	0.3%	860	0.5%	1,759	0.9%
Interest expense	(4,015)	(2.0%)	(6,047)	(3.4%)	(11,642)	(6.1%)
Other, net	282	0.1%	731	0.4%	1,261	0.7%
Total other income (expense)	(3,156)	(1.6%)	(4,456)	(2.5%)	(8,622)	(4.5%)
Gain (loss) on early extinguishment of debt	(1,123)	(0.6%)	1,841	1.0%	(435)	(0.2%)
Impairment of investments	-	0.0%	-	0.0%	(1,560)	(0.8%)

Income (loss) from continuing operations before tax	31,063	15.4%	22,060	12.2%	(11,676)	(6.1%)
Income tax (benefit) provision	7,980	3.9%	7,086	3.9%	3,697	2.0%

Income (loss) from continuing operations	23,083	11.5%	14,974	8.3%	(15,373)	(8.1%)
Discontinued operations, net of tax	-	0.0%	-	0.0%	(1)	(0.0%)
Net income (loss)	$23,083	11.5%	$14,974	8.3%	$(15,374)	(8.1%)

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)
Revenue:
Leases and royalties	$86,717	$76,231	$70,898	13.8%	7.5%
Sales and service	114,585	103,113	118,948	11.1%	(13.3%)
Other	-	83	160	(100.0%)	(48.1%)

Total	$201,302	$179,427	$190,006	12.2%	(5.6%)

Cost of revenue:
Leases and royalties	$28,008	$24,559	$21,866	14.0%	12.3%
Sales and service	49,324	49,197	57,238	0.3%	(14.0%)

Total	$77,332	$73,756	$79,104	4.8%	(6.8%)

Gross profit:
Leases and royalties	$58,709	$51,672	$49,032	13.6%	5.4%
Sales and service	65,261	53,916	61,710	21.0%	(12.6%)
Other	-	83	160	(100.0%)	(48.1%)

Total	$123,970	$105,671	$110,902	17.3%	(4.7%)

Gross margin:
Leases and royalties	67.7%	67.8%	69.2%
Sales and service	57.0%	52.3%	51.9%
Total	61.6%	58.9%	58.4%

RESULTS OF OPERATIONS

Fiscal 2010 compared to Fiscal 2009

Revenue

Our revenue for fiscal 2010 increased $21,875 over fiscal 2009, primarily due to the following:

•	Market expansion and favorable regulatory changes
o	Opening of two casinos in Singapore drove increased sales revenue of $7,200 and increased lease revenue of $2,700 in our Utility, PTG and ETS segments
o	Casino opening in the Philippines drove increased Utility lease revenue of approximately $800
o
Regulatory changes in Pennsylvania and Delaware allowed for the placement of Utility and PTG products, driving increased lease revenues in those segments totaling approximately $1,400 and increased sales revenue of approximately $5,800

o	Regulatory changes in Florida allowed for the placement of Table Master seats which led to increased ETS lease and sales revenue of approximately $1,300
o	Favorable regulatory changes in certain Australian jurisdictions drove increased ETS sales revenue of approximately $12,000
o
The favorable regulatory changes in Pennsylvania and Delaware that drove new placements of Utility and PTG products were partially offset by the return of approximately 420 Table Master seats previously leased in that market.  This resulted in a decrease in ETS lease revenue of approximately $1,600 compared to the prior year.  We have begun to return these Table Masters to active service in other markets such as Mexico and South America

•	Increase in our leases and royalties revenue
o	Driven primarily by increased Utility lease revenue due to a 21.7% increase in shuffler units on lease
o	Increased PTG lease and royalty revenue due to a 15.8% increase in units on lease
o	Increased ETS lease revenue driven by a 11.4% increase in seats on lease

•	Increase in our sales and service revenue
o	Increase most notably in our ETS segment driven by a 201.6% increase in sold seats
o	Increased Utility sales revenue due to a 5.2% increase in sold shuffler units

•	Partially offset by a decrease in our EGM segment
o	Decrease of $5,481 in total revenue due primarily to a 22.1% decline in the number of sold units

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $9,200 due to the exchange effect of a weakening U.S. dollar

Gross margin

Our gross margin for fiscal 2010 increased 270 bps to 61.6% as compared to fiscal 2009, reflecting the following:

•	Increase segment margin performance
o	ETS was favorably impacted by reduced amortization of intangible assets and by high margin sales of Rapid Table Games and Vegas Star
o	Utility was favorably impacted by strong revenue growth overall and reduced amortization of intangible assets
o
EGM was favorably impacted by reduced amortization of intangible assets and reductions in materials and production costs due to value engineering and cost savings. A portion of the cost savings related to favorable foreign exchange fluctuations which may not be repeatable

•	Partially offset by reduced PTG margins due to a write-off of certain tangible and intangible assets

•	Product mix
o	Strong performance by our more profitable segments led to higher overall profitability

Fiscal 2009 compared to Fiscal 2008

Revenue
Our revenue in fiscal 2009 decreased $10,579 over fiscal 2008, primarily due to the following:

•	Impact of foreign currency fluctuations
o	Total revenue was negatively impacted by approximately $10,135 due to the exchange effect of a strengthening U.S. dollar

•	Reduction in our sales and service revenues
o
A decrease of approximately 21.8% in the Utility segment primarily representing a reduction in sales in the European market. The European market has experienced credit market deterioration, smoking bans and the dissolution of the Russian gaming market due to regulatory changes

o	A decrease of approximately 42.2% in the ETS segment due to declines in sales of our Vegas Star and Rapid Table Games products in Australia and our Table Master products in the United States

The decreases were offset by the following increases:

•	Increases in our lease and royalty revenue
o	The ETS segment provided the largest increase at 28.8% due to increased Table Master seats on lease
o	The Utility segment demonstrated an 8.2% increase due to placements of our i-Deal shuffler
o	The PTG segment increased 1.2% due to growth in our Ultimate Texas Hold ‘em premium title and Fortune Pai Gow Poker Progressive®

•	EGM sales revenue
o	A 7.8% increase in revenue driven primarily by the strength of our newer titles and the success of our progressive links, Pink Panther and Grand Central

Gross margin

Our gross margin in fiscal 2009 increased 50 basis points ("bps") bps to 58.9% from fiscal 2008, reflecting the following:

•	Mix of revenue
o	A proportionate increase in lease and royalty revenue which generates higher gross margins than sales and service revenue primarily driven by increased placements and average lease prices
o	Increased average sales prices, primarily in our Utility segment and EGM segment, on a local currency basis

Offsetting these increases were the following decreases:

•	Impact of foreign currency fluctuations
o	The strength of the U.S. dollar negatively impacted margins by 3.1%

•	Write-down for inventory obsolescence
o	A decrease in gross margin of approximately 0.8% related to lower of cost or market adjustments primarily on older generation products. These were mostly in the Utility and ETS segments.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Selling, general and administrative	$66,817	$63,647	$71,350	5.0%	(10.8%)
Percentage of revenue	33.2%	35.5%	37.6%

Research and development	$21,811	$17,349	$18,474	25.7%	(6.1%)
Percentage of revenue	10.8%	9.7%	9.7%

Impairment of goodwill	$-	$-	$22,137	0.0%	(100.0%)
Percentage of revenue	0.0%	0.0%	11.7%

Total operating expenses	$88,628	$80,996	$111,961	9.4%	(27.7%)
Percentage of revenue	44.0%	45.1%	58.9%

Fiscal 2010 compared to Fiscal 2009

Selling, general & administrative (“SG&A”) expenses

SG&A increased $3,170 in fiscal 2010 as compared to fiscal 2009.  This increase primarily reflects the following:

•	Legal settlement with Prime Table Games
o
Increase in legal expenses of approximately $2,200 which represents the fair value associated with the effective settlement of the litigation. See Note 15 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information

•	Impact of foreign currency fluctuations
o	Net increase of approximately $2,700 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•	Sales and profit-driven compensation
o	Increase of approximately $1,240 primarily driven by improved revenue and profitability at our United States and Australian locations

•	Product compliance
o	Increased costs of approximately $800 associated with obtaining regulatory approval for our products in new jurisdictions

•	Professional fees
o
Increase in legal expenses of approximately $500. Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMax and SSI Case litigations offset by a reduction in costs related to the Elixir Gaming purchase and settlement agreement incurred during fiscal 2009

The increases in SG&A expense were partially offset by the following decreases:

•	Severance costs
o
Severance costs decreased approximately $4,200 primarily due to the retirement of our former CEO and the departure of several senior executives in fiscal 2009 offset by severance costs incurred during fiscal 2010 due to the passing of our CEO and the departure of a senior executive

Research & development (“R&D”) expenses

R&D expense increased $4,462 in fiscal 2010 as compared to fiscal 2009.  This increase primarily reflects:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $2,000 at our foreign subsidiaries due to the weakening of the U.S. dollar

•	Increased R&D in our EGM segment

The following projects have been the focus of our R&D efforts during fiscal 2010:

•	EGM
o	Expenses primarily related to development of the new Equinox cabinet
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox cabinet and to support ongoing business growth

•	ETS
o	Expenses primarily related to the further development of the i-Table and Rapid Table Games, including the development of proprietary titles for our i-Table
o
We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense as a percentage of revenue to remain at current levels

•	Utility
o	Expenses primarily related to development of the next generation of our MD2 shuffler, the MD2CR

Fiscal 2009 compared to Fiscal 2008

SG&A expenses

SG&A decreased $7,703 in fiscal 2009 as compared to fiscal 2008.  This decrease primarily reflects the following:

•	Impact of foreign currency fluctuations
o	Net decreases of approximately $2,262 at our foreign subsidiaries due to the strengthening of the U.S. dollar

•	Salaries, benefits and consultants
o	Decreased costs of approximately $9,521, excluding cash salary and related benefits severance costs, due to cost rationalization efforts
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

R&D expenses

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
o
Expenses primarily related to development of implementing progressives onto existing proprietary games as well as developing or licensing a large variety of new games including Dealer Bluff Six Card Poker®

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
o
Expenses primarily related to development of new game titles and themes. This was in conjunction with the continued commercialization of existing linked jackpot products, Pink Panther and Grand Central

Impairment of goodwill

In October 2008, we performed our annual goodwill impairment analysis.  The goodwill impairment test is a two-part test.  We selected a discounted cash flows model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our operating segments.  These two methodologies were weighted in determining a fair value.  Step one of the impairment test compares the fair values of each of our operating segments to their carrying value.  If the fair value is less than the carrying value for any of our operating segments, step two must be completed.  Based on the step one analysis performed, we concluded the fair value was less than the net carrying value of the assets assigned to our ETS operating segment.  As such, step two of the goodwill impairment test was performed.  Step two required that we allocate the fair value of the ETS segment to all of the assets and liabilities, as if the segment was acquired in a business combination.  The goodwill calculated in step two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the amount calculated in this step.  Based on the step two analysis performed, we concluded that the goodwill assigned to our ETS segment was impaired as of October 31, 2008.  As such, we recorded an impairment charge related to the goodwill assigned to the ETS segment of $22,137 on our consolidated statements of operation in “Item 8. Financial Statements and Supplementary Data” included in the Annual Report on Form 10-K for fiscal 2008.  No tax benefit is associated with this impairment charge. There was no such charge necessary in fiscal 2010 or 2009.

DEPRECIATION AND AMORTIZATION EXPENSES

	Year Ended October 31,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)
Gross margin:
Depreciation	$8,960	$7,312	$5,929	22.5%	23.3%
Amortization	8,283	10,481	12,037	(21.0%)	(12.9%)
Total	17,243	17,793	17,966	(3.1%)	(1.0%)

Operating expenses:
Depreciation	2,916	2,632	2,780	10.8%	(5.3%)
Amortization	2,709	3,090	2,694	(12.3%)	14.7%
Total	5,625	5,722	5,474	(1.7%)	4.5%

Total:
Depreciation	11,876	9,944	8,709	19.4%	14.2%
Amortization	10,992	13,571	14,731	(19.0%)	(7.9%)
Total	$22,868	$23,515	$23,440	(2.8%)	0.3%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Fiscal 2010 compared to Fiscal 2009

Total depreciation and amortization included in gross margin decreased 310 bps in fiscal 2010 as compared to fiscal 2009.  Increased depreciation in gross margin is attributable to increases in leased assets.  Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives. Depreciation and amortization included in operating expenses decreased 1.7% in fiscal 2010 as compared to fiscal 2009. Amortization decreased as various intangible assets reached the end of their estimated useful lives. Increased depreciation related to additions of property, plant and equipment in the normal course of business.

Fiscal 2009 compared to Fiscal 2008

Total depreciation and amortization included in gross margin decreased 100 bps in fiscal 2009 as compared to fiscal 2008.  Increased depreciation in gross margin is attributable to increases in leased assets.  Decreased amortization in gross margin is due to the strengthening of the U.S. dollar related to amortization at our foreign subsidiaries.  Depreciation and amortization included in operating expenses increased 4.5% in fiscal 2009 as compared to fiscal 2008. The increase relates primarily to amortization of the covenant not to compete acquired as part of the Elixir Purchase and Settlement Agreement entered into during our second quarter ended April 30, 2009, as well as additions of property, plant and equipment in the normal course of business.

The following table provides additional information regarding our non-operating expenses:

NON-OPERATING EXPENSES

Other income (expense), gain on early extinguishment of debt, net and impairment of investment

	Year Ended October 31,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)
Other income (expense)
Interest income	$577	$860	$1,759	(32.9%)	(51.1%)
Interest expense	(4,015)	(6,047)	(11,642)	(33.6%)	(48.1%)
Other, net	282	731	1,261	(61.4%)	(42.0%)
Total other income (expense)	$(3,156)	$(4,456)	$(8,622)	(29.2%)	(48.3%)

Gain (loss) on early extinguishment of debt, net	$(1,123)	$1,841	$(435)	(161.0%)	523.2%

Impairment of investment	$-	$-	$(1,560)	0.0%	(100.0%)

Fiscal 2010 compared to Fiscal 2009

Total other income (expense) decreased $1,300, or 29.2% in fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	A decrease in interest expense of $2,032 in fiscal 2010 as compared to 2009, due to a decrease in total outstanding debt

•
A decrease in net foreign currency gains of $537 in fiscal 2010 as compared to 2009. This year over year change was primarily caused by fluctuations of the U.S. dollar versus the Australian dollar and the Euro during fiscal 2010.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts

•
Partially offset by a reduction in interest income of $283 in fiscal 2010 as compared to fiscal 2009, due to a 20.5% reduction in the total amount of our investment in sales-type leases and notes receivable

Loss on early extinguishment of debt, net of $1,123 and gain on early extinguishment of debt, net of $1,841, relate to the following:

•
For fiscal 2010, debt issuance costs of $1,123 related to our Deutsche Bank Senior Secured Credit Facility (as defined in Liquidity and Capital Resources below) were charged off when the underlying facility was terminated

•	Fiscal 2009 includes approximately $1,800 related to the PGIC / IGT agreements entered into in January 2009

Fiscal 2009 compared to Fiscal 2008

Total other income (expense) decreased $4,166, or 48.3% in fiscal 2009 as compared to fiscal 2008, primarily due to the following:

•	A decrease in interest expense of $5,595 in fiscal 2009 as compared to fiscal 2008, due to a decrease in total outstanding debt and reduced effective interest rates

•
Net foreign currency gains of $825 in fiscal 2009 as compared to net foreign currency gains of $3,356 in fiscal 2008.  This year over year change was caused by foreign currency fluctuations, primarily between the U.S. dollar, the Australian dollar and the Euro during fiscal 2009.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts

•
Partially offset by a reduction in interest income of $899 in fiscal 2009 as compared to fiscal 2008, due to a 50.8% reduction in the total amount of our investment in sales-type leases and notes receivable

Gain on early extinguishment of debt, net relates to the following:

•	Loss on early extinguishment of debt, net of $435, relate to the following:
o	Fiscal 2008 includes a net loss realized from the early extinguishment of our Notes

INCOME TAXES

	Year Ended October 31,			Percentage Change
	2010	2009	2008	10 vs. 09	09 vs. 08
	(In thousands)

Income tax provision (benefit)	$7,980	$7,086	$3,697	12.6%	91.7%

Effective tax rate	25.7%	32.1%	31.7%

Our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income (loss), changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties, as well as accumulated interest and penalties and other deductions.

Fiscal 2010 compared to Fiscal 2009

Income tax provision and the respective effective tax rate decreased for fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	Mix of United States and foreign income (loss)

•	Changes in uncertain tax positions

Fiscal 2009 compared to Fiscal 2008

Income tax provision and the respective effective tax rate increased for fiscal 2009 as compared to fiscal 2008, primarily due to the following:

•	Changes to goodwill impairment

•	Changes to interest expense

•	Changes to the valuation allowance

•	Mix of United States and foreign income (loss)

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

SEGMENT OPERATING RESULTS

(In thousands, except units, per unit/seat amounts and product lease/sale prices)

Utility Segment Operating Results

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$34,649	$30,443	$4,206	13.8%
Sales - Shuffler	29,347	29,301	46	0.2%
Sales - Chipper	1,880	1,500	380	25.3%
Service	6,979	6,998	(19)	(0.3%)
Other	4,502	3,465	1,037	29.9%
Total sales and service	42,708	41,264	1,444	3.5%
Total Utility segment revenue	$77,357	$71,707	$5,650	7.9%

Utility segment gross profit	$47,024	$40,513	$6,511	16.1%
Utility segment gross margin	60.8%	56.5%

Utility segment operating income	$40,233	$32,742	$7,491	22.9%
Utility segment operating margin	52.0%	45.7%

Shuffler unit information:
Lease units, end of year	6,934	5,697	1,237	21.7%
Average monthly lease price	$416	$445	$(29)	(6.5%)

Sold units during the period	2,100	1,997	103	5.2%
Average sales price	$13,975	$14,673	$(698)	(4.8%)

Chipper unit information:
Lease units, end of year	184	36	148	411.1%

Sold during year	84	71	13	18.3%
Average sales price	$22,381	$21,127	$1,254	5.9%

Utility segment revenue increased $5,650 for fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	A 13.8% increase in lease revenue, in line with our focus on leasing
o	An increase in the number of shuffler and chipper units on lease, driven primarily by new lease placements in Singapore and the Philippines
o	Lease placements in the United States continue to be enhanced by the Ace shuffler replacement cycle
➢
The i-Deal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers (both leased and sold) with the i-Deal shuffler. Current year Ace replacements totaled approximately 1,100 units, leading to a net revenue increase of approximately $4,900

•	Shuffler sales revenue was relatively flat year over year
o
An increase of 5.2% in the number of units sold, driven primarily by placements of approximately 310 shufflers in Pennsylvania and Delaware during the third fiscal quarter due to favorable regulatory changes and the sale of approximately 240 shufflers in Singapore. These new placements included MD2, Deckmate, and one2six shufflers

o	Partially offset by a 4.8% reduction in average sales price, primarily the result of volume discounts related to the Pennsylvania placements

•	A 25.3% increase in chipper sales revenue
o	An increase of 18.3% in the number of units sold, primarily driven by stronger sales in the United States and Europe
o
A 5.9% increase in average sales price, driven by improved pricing in the United States and by increased sales of Chip Master units in Europe. Chip Master units have a higher average sales price than Easy Chipper units

•	A 29.9% increase in other revenue
o	An increase in the number of sold i-Shoe and i-Score units, primarily representing a large sale to a single customer during the first quarter

Utility gross profit increased 16.1% for fiscal 2010 as compared to fiscal 2009. Utility gross margin also increased 430 bps to 60.8% for fiscal 2010 as compared to fiscal 2009. The increase in gross profit and gross margin primarily relate to the following:

•	The overall increase in total revenue as noted above

•
Non-cash charges—a reduction of approximately $1,700 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their estimated useful lives

Utility operating income increased 22.9% for fiscal 2010 as compared to fiscal 2009.  Utility operating margin also increased 630 bps to 52.0% for fiscal 2010 as compared to fiscal 2009. The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above

•	A slight decrease in the amount of R&D expense associated with the Utility segment

Fiscal 2009 compared to Fiscal 2008

	Year Ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$30,443	$28,145	$2,298	8.2%
Sales - Shuffler	29,301	37,738	(8,437)	(22.4%)
Sales - Chipper	1,500	3,992	(2,492)	(62.4%)
Service	6,998	6,718	280	4.2%
Other	3,465	4,300	(835)	(19.4%)
Total sales and service	41,264	52,748	(11,484)	(21.8%)
Total Utility segment revenue	$71,707	$80,893	$(9,186)	(11.4%)

Utility segment gross profit	$40,513	$46,097	$(5,584)	(12.1%)
Utility segment gross margin	56.5%	57.0%

Utility segment operating income	$32,742	$36,078	$(3,336)	(9.2%)
Utility segment operating margin	45.7%	44.6%

Shuffler unit information:
Lease units, end of year	5,697	5,318	379	7.1%
Average monthly lease price	$445	$441	$4	0.9%

Sold units during the period	1,997	2,624	(627)	(23.9%)
Average sales price	$14,673	$14,382	$291	2.0%

Chipper unit information:
Lease units, end of year	36	26	10	38.5%

Sold during year	71	154	(83)	(53.9%)
Average sales price	$21,127	$25,922	$(4,795)	(18.5%)

Our Utility segment revenue in fiscal 2009 decreased $9,186 as compared to fiscal year 2008, primarily due to the following:

•	A 26.2% reduction in our sales revenue
o
A reduction in shuffler and chipper sales in the European market which has experienced credit market deterioration, smoking bans and the dissolution of the Russian gaming market due to regulatory changes

o	Reduction in sold shuffler units in markets outside of Europe, offset by a slight increase in average sales prices
o	Reduction in sold Chipmaster units, which have a higher sale price than our Easy Chipper C

These decreases were offset by the following increases:

•	An 8.2% increase in our lease revenue
o	Increased units on lease, mostly our i-Deal and one2six shufflers due to our replacement cycle and lease strategy
o	Increased average monthly lease price

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

The decrease in operating income primarily related to the following:

•	The overall reduction in sale revenue as discussed above

The increase in operating margin primarily related to the following:

•	Proportionate decreases in R&D, legal and sales commission costs attributable to the Utility segment

Proprietary Table Games Segment Operating Results

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
PTG segment revenue:
Royalties and leases	$37,427	$34,048	$3,379	9.9%
Sales	2,541	3,581	(1,040)	(29.0%)
Service	148	170	(22)	(12.9%)
Other	314	898	(584)	(65.0%)
Total sales and service revenue	3,003	4,649	(1,646)	(35.4%)
Total PTG segment revenue	$40,430	$38,697	$1,733	4.5%

PTG segment gross profit	$32,356	$32,079	$277	0.9%
PTG segment gross margin	80.0%	82.9%

PTG segment operating income	$27,880	$29,035	$(1,155)	(4.0%)
PTG segment operating margin	69.0%	75.0%

PTG unit information:
Preminum units, end of year	2,414	2,241	173	7.7%
Side bet units, end of year	1,836	1,646	190	11.5%
Progressive units, end of year	580	359	221	61.6%
Add-on units, end of year	134	39	95	243.6%
Total revenue generating lease base	4,964	4,285	679	15.8%

Average monthly lease/license price	$628	$662	$(34)	(5.1%)

Sold during year	82	165	(83)	(50.3%)
Average sales price	$30,988	$21,703	$9,285	42.8%

Total PTG segment revenue increased $1,733 for fiscal 2010 as compared to fiscal 2009.  The PTG segment revenue increase was primarily due to the following:

•	A 9.9% increase in royalties and leases revenue, in line with our focus on licensing and leasing
o
Increased placements of premium table games and progressive units in the United States, primarily Ultimate Texas Hold ‘em and Three Card Poker Progressive. These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $400
o
Offset by a slight decrease in the average monthly lease / license price, driven by placements of progressives and add-ons. Progressives, add-ons and side bets have lower average lease price than premium titles

The increase was partially offset by the following decreases:

•
A decrease of 29.0% in PTG sales revenue, driven by a 50.3% reduction in sales of premium table game lifetime licenses. The prior year results included two large conversions of leased units to sold units. The increase in average sales price primarily reflects changes in product mix

•	A 65.0% decrease in other revenue
o	$580 of revenue was included in the prior year from our Three Card Poker World Championship Tournament. No such tournament was held in the current year

PTG gross profit was essentially constant year over year, although gross margin decreased 290 bps to 80.0% as compared to the same prior year period. The decrease in gross margin primarily related to the following:

•	The write-off of certain intangible licenses and related equipment totaling approximately $500

•	Initial equipment and installation costs on the new side bet and progressive units

PTG operating income decreased 4.0% year over year. The increase in operating income primarily related to the following:

•
Increase in legal expenses of approximately $2,200 related to settlement with Prime Table Games. See Note 15 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information

•	Offset by a reduction in the amount of fixed amortization of intangible assets related to the PTG segment

Fiscal 2009 compared to Fiscal 2008

	Year Ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
PTG segment revenue:
Royalties and leases	$34,048	$33,639	$409	1.2%
Sales	3,581	4,332	(751)	(17.3%)
Service	170	276	(106)	(38.4%)
Other	898	347	551	158.8%
Total sales and service revenue	4,649	4,955	(306)	(6.2%)
Total PTG segment revenue	$38,697	$38,594	$103	0.3%

PTG segment gross profit	$32,079	$31,983	$96	0.3%
PTG segment gross margin	82.9%	82.9%

PTG segment operating income	$29,035	$28,957	$78	0.3%
PTG segment operating margin	75.0%	75.0%

PTG unit information:
Preminum units, end of year	2,241	2,245	(4)	(0.2%)
Side bet units, end of year	1,646	1,806	(160)	(8.9%)
Progressive units, end of year	359	137	222	162.0%
Add-on units, end of year	39	34	5	14.7%
Total revenue generating lease base	4,285	4,222	63	1.5%

Average monthly lease/license price	$662	$664	$(2)	(0.3%)

Sold during year	165	154	11	7.1%
Average sales price	$21,703	$28,130	$(6,427)	(22.8%)

Total PTG segment revenue increased $103 for fiscal 2009 as compared to fiscal 2008.  The PTG segment revenue increase was primarily due to the following:

•	Increase in PTG royalty and lease revenue and other revenue
o	Increased placements of premium table games, specifically our Ultimate Texas Hold ‘em
o	Increased placements of add-ons, specifically Fortune Pai Gow Poker Progressive
o	Average monthly lease price remained relatively flat, even with increased placements of progressive units, which generally have a lower monthly average lease price than premium game titles
o	An increase in net revenue from our Three Card Poker World Championship Tournament, which was held in December 2008, to approximately $580 from $130

These increases were partially offset by the following:

•	A 17.3% decrease in PTG sales revenue
o
A decrease in average sales price resulting from the sale of approximately 80 Royal Match 21 table game side bet lifetime licenses in 2009. Excluding this sale, our average sales price would have been approximately $38,800, an increase over 2008 driven by two large conversion sales of Three Card Poker table games in 2009

•	A reduction of $368 related to license fees for the use of certain of our proprietary table game content on certain legalized internet gaming sites to $195 in fiscal 2009 as compared to fiscal 2008

•	PTG gross profit and gross margin remained constant year over year

•	PTG operating income and operating margin remained constant year over year

Electronic Table Systems Segment Operating Results

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$14,373	$11,730	$2,643	22.5%
Sales	24,010	8,326	15,684	188.4%
Service	649	509	140	27.5%
Other	3,366	1,777	1,589	89.4%
Total sales and service revenue	28,025	10,612	17,413	164.1%
Total ETS segment revenue	$42,398	$22,342	$20,056	89.8%

ETS segment gross profit	$21,580	$9,430	$12,150	128.8%
ETS segment gross margin	50.9%	42.2%

ETS segment operating income	$11,802	$3,427	$8,375	244.4%
ETS segment operating margin	27.8%	15.3%

ETS unit information:
Lease seats, end of year	2,377	2,134	243	11.4%
Average monthly lease price	$504	$458	$46	10.0%

Sold during year	1,327	440	887	201.6%
Average sales price	$18,093	$18,923	$(830)	(4.4%)

Total ETS segment revenue increased $20,056 for fiscal 2010 as compared to fiscal 2009. The increase was primarily due to the following:

•	A 188.4% increase in sales revenue
o	Increase of 197.2% in Vegas Star and Rapid Table Games seats sold, resulting in ETS revenue of approximately $15,700
➢
The sale of approximately 740 Vegas Star and Rapid Table Games seats, primarily to several large casinos in Australia. These sales, totaling approximately $15,700, were driven primarily by favorable regulatory changes in certain Australian jurisdictions during the second fiscal quarter

➢	The sale of approximately 370 Rapid Table Game seats to a single customer in Singapore during the second half of the fiscal year drove increased revenue of approximately $4,100
o
A 266.7% increase in sold Table Master seats, primarily due to several large customers in the U.S. These sales were the result of the opening of new geographic jurisdictions, such as Florida, during the second fiscal quarter

o	Partially offset by a 4.4% reduction in the average sales price caused primarily by changes in product mix

•	A 22.5% increase in royalties and lease revenue
o	An 11.4% increase in seats on lease, driven primarily by Table Master seats in Florida due to favorable regulatory changes and by Rapid Table Games seats in Singapore
o	An increase of 10.0% in the average lease price, driven by the newly-placed Table Master seats
o
The increase in royalties and lease revenue noted above was partially offset by the return of approximately 420 Table Master seats previously leased in Pennsylvania and Delaware. This resulted in a decrease in ETS lease revenue of approximately $1,600 during the second half of fiscal 2010.  We have begun to return these Table Masters to active service in other markets such as Mexico and South America

•	A 89.4% increase in parts and peripherals driven by a large sale of hardware combined with software conversion kits to a single customer during the second fiscal quarter of 2010

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $3,300 due to the exchange effect of a weakening U.S. dollar

ETS gross profit increased 128.8% for fiscal 2010 as compared to the prior year. ETS gross margin also increased 870 bps to 50.9% for fiscal 2010 as compared to the prior year.  These increases are due to the following:

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
o
A reduction of approximately $1,100 in amortization expense associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized during the first quarter of fiscal 2010

ETS operating income increased 244.4% for fiscal 2010 as compared to the prior year.  ETS operating margin also increased 1,250 bps for fiscal 2010 as compared to the prior year.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Fiscal 2009 compared to Fiscal 2008

	Year Ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$11,730	$9,110	$2,620	28.8%
Sales	8,326	14,911	(6,585)	(44.2%)
Service	509	405	104	25.7%
Other	1,777	3,035	(1,258)	(41.4%)
Total sales and service revenue	10,612	18,351	(7,739)	(42.2%)
Total ETS segment revenue	$22,342	$27,461	$(5,119)	(18.6%)

ETS segment gross profit	$9,430	$13,068	$(3,638)	(27.8%)
ETS segment gross margin	42.2%	47.6%

ETS segment operating income	$3,427	$(16,105)	$19,532	(121.3%)
ETS segment operating margin	15.3%	(58.6%)

ETS unit information:
Lease seats, end of year	2,134	1,445	689	47.7%
Average monthly lease price	$458	$525	$(67)	(12.8%)

Sold during year	440	740	(300)	(40.5%)
Average sales price	$18,923	$20,150	$(1,227)	(6.1%)

Total ETS segment revenue decreased $5,119 for fiscal 2009 as compared to fiscal 2008. The decrease was primarily due to the following:

•	Impact of foreign exchange fluctuations
o	Total revenue was negatively impacted by $1,292 due to the exchange effect of a strengthening U.S. dollar

•	A 43.7% decrease in sales and other revenue
o	A 80.4% decline in the number of Table Master sold seats consistent with our lease strategy
o
A decrease in the average sales price. This decrease was driven primarily by fluctuations in the exchange rate between the Australian dollar and the U.S. dollar related to our Vegas Star and Rapid Table Game products sold in Australia.  The average sales price in Australian dollars remained constant from the prior year period

o	A 41.4% decrease in parts and other peripheral sales related to previously sold ETS seats, primarily relating to our Vegas Star products and secondarily relating to our Rapid Table Games

Slightly offsetting these decreases was an increase in the following:

•	A 28.8% increase in royalty and lease revenue
o	A 47.7% increase in seats on lease, driven mostly by Table Master seats. These leases are primarily our Royal Match 21, Three Card Poker and Bet The Set 21 proprietary games
o	Offset by a decrease in our average monthly lease price caused by installations of our ETS product in markets where they compete with live table games

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

Electronic Gaming Machines Segment Operating Results

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
EGM segment revenue:
Lease revenue	$269	$45	$224	497.8%
Sales	33,284	35,502	(2,218)	(6.2%)
Service	23	-	23	100.0%
Other	7,541	11,051	(3,510)	(31.8%)
Total sales and service revenue	40,848	46,553	(5,705)	(12.3%)
Total EGM segment revenue	$41,117	$46,598	$(5,481)	(11.8%)

EGM segment gross profit	$23,010	$23,643	$(633)	(2.7%)
EGM segment gross margin	56.0%	50.7%

EGM segment operating income	$14,690	$16,529	$(1,839)	(11.1%)
EGM segment operating margin	35.7%	35.5%

EGM unit information:
Lease units, end of year	28	17	11	64.7%

Sold during year	2,135	2,741	(606)	(22.1%)
Average sales price	$15,590	$12,952	$2,638	20.4%

Total EGM segment revenue decreased $5,481 for fiscal 2010, as compared to fiscal 2009:

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $5,300 due to the exchange effect of a weakening U.S. dollar. Total revenue decreased approximately $10,800 excluding the exchange effect

•	A 6.2% decrease in sales revenue
o	Driven by the 22.1% decrease in sold units
o
The decrease in units sold is partly the result of the market’s anticipation of our new Equinox cabinet as customers postponed spending to receive the latest product.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over our older eStar machines.  Placements of Equinox units began in July 2010 and totaled 1,025 units for the fiscal year

o
The 20.4% increase in average sales price was primarily due to exchange effects; the average sales price in Australian dollars improved approximately 1.0% due to higher average sale prices on Equinox. Our new Equinox cabinet carries a higher average sales price than our older eStar cabinet

•
A 31.8% decrease in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals.  The prior year included a large sale of hardware combined with software conversion kits to a single customer

EGM gross profit decreased 2.7% for fiscal 2010, as compared to fiscal 2009. EGM gross margin increased 530 bps to 56.0% for fiscal 2010, as compared to the prior year. The decrease in gross profit primarily related to the following:

•	The decrease in EGM sales revenue as noted above

The increase in gross margin primarily related to the following:

•	Reductions in materials and production costs due to value engineering and cost savings. A portion of the cost savings related to favorable foreign exchange fluctuations which may not be repeatable

•	A reduction of approximately $550 in royalty expense

•	A reduction of approximately $300 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in first quarter of fiscal 2010

•	The impact of a $150 refund of previously assessed import duties in Australia, which is not expected to have a recurring impact

EGM operating income decreased 11.1% for fiscal 2010, as compared to fiscal 2009. EGM operating margin increased 20 bps as compared to the prior year.

The decrease in operating income primarily related to the following:

•	The decrease in EGM sales revenue as noted above

The increase in operating margin primarily related to the following:

•	The same factors that led to gross margin improvements as noted above

•	Offset by increased R&D costs related to the development of the new Equinox cabinet

Fiscal 2009 compared to Fiscal 2008

	Year Ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
EGM segment revenue:
Lease revenue	$45	$-	$45	100.0%
Sales	35,502	32,946	2,556	7.8
Other	11,051	9,952	1,099	11.0
Total sales and service revenue	46,553	42,898	3,655	8.5
Total EGM segment revenue	$46,598	$42,898	$3,700	8.6%

EGM segment gross profit	$23,643	$19,662	$3,981	20.2%
EGM segment gross margin	50.7%	45.8%

EGM segment operating income	$16,529	$11,693	$4,836	41.4%
EGM segment operating margin	35.5%	27.3%

EGM unit information:
Lease seats, end of year	17	-	17	100.0%

Sold during year	2,741	2,328	413	17.7%
Average sales price	$12,952	$14,152	$(1,200)	(8.5%)

Total EGM segment revenue increased $3,700 for fiscal 2009 as compared to fiscal 2008 primarily due to the following:

•	Impact of foreign currency fluctuations
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

•	An 11.0% increase in other revenue
o	A 25.1% increase in parts and peripherals. Fiscal 2009 includes a large sale of hardware combined with software conversion kits to a single customer
o	Offset by a 13.9% decrease in EGM software conversion kits

EGM gross profit increased 20.2% for fiscal 2009 as compared to fiscal 2008.  EGM gross margin also increased 490 bps to 50.7% for fiscal 2009 as compared to fiscal 2008.  These increases in both gross profit and gross margin primarily related to the following:

•	The increases in EGM sales revenue as noted above

•
The increased amount of parts and peripheral sales which have a substantially higher margin than completed units.  As noted above, fiscal 2009 includes a large sale of hardware combined with software conversion kits to a single customer

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

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except ratios and per share amounts)

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory, products leased and held for lease and sales-type leases and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the foreseeable future.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of October 31, 2010 was 1.03 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of October 31, 2010 was 1.02 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of October 31, 2010 was 21.55 to 1.0.

Working capital

The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$9,988	$7,840	$2,148	27.4%
Working capital	$58,628	$59,272	$(644)	(1.1%)
Current ratio	2.2 : 1	2.8 : 1	(0.6)

CASH FLOW SUMMARY

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$51,325	$40,142	$11,183	27.9%
Net cash used in investing activities	(20,433)	(9,045)	11,388	125.9%
Net cash used in financing activities	(28,659)	(30,124)	(1,465)	(4.9%)
Effects of exchange rates	(85)	1,493	(1,578)	(105.7%)
Net change in cash and cash equivalents	$2,148	$2,466

Operations

Cash flows provided by operating activities increased $11,183 year over year, primarily due to the following:

•	Strong operating performance led to an increase in net income of approximately $8,100

•
An increase in cash provided by accounts payable, accrued liabilities, deferred revenue and customer deposits of approximately $16,200. This increase was primarily due to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits. See Note 5 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information. The increase was offset by a net decrease in year-end compensation accruals as well as the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted. Excluding the settlement, an increase in cash provided by accounts payable, accrued liabilities, deferred revenue and customer deposits was approximately $5,200

•
The increase in accrued liabilities related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits was offset by an increase in other current assets representing reimbursements receivable under our D&O insurance policy

•
A decrease in cash used for inventory of approximately $1,400, reflecting our efforts to optimize inventory levels. We intend to continue working to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products. Inventory turns improved to 3.4 times as of October 31, 2010 from 3.3 times in the prior year

•
Offset by a decrease in non-cash items of $2,616, to $24,997 in fiscal 2010 from $27,613 in fiscal 2009.  In fiscal 2010 and 2009, non-cash items primarily consisted of depreciation and amortization, share-based compensation, amortization of debt issuance costs, profit on sales of leased assets, loss (gain) on early extinguishment of debt and write-down for inventory obsolescence.

•
An increase in accounts receivable of approximately $4,800 was consistent with growth in sales. Average days sales outstanding (“DSO”) for fiscal 2010 remained relatively constant at approximately 75 days in fiscal 2010 compared to 74 days in 2009

Capital expenditures

Significant items included in cash flows related to capital expenditures are as follows:

	Year ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(19,956)	$(11,990)	$7,966	66.4%
Purchases of property and equipment	(5,293)	(1,150)	4,143	360.3%
Purchases of intangible assets	(2,404)	(4,493)	(2,089)	(46.5%)
Total capital expenditures	$(27,653)	$(17,633)

We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products.

Investing

Cash flows used for investing activities increased $11,388 year over year, primarily due to the following:

•
Increased cash used for products leased and held for lease of approximately $8,000. This increase was primarily driven by the increase in ETS seats and shufflers on lease as well as seats / units expected to be placed

•
Increase in cash used for purchases of property and equipment of approximately $4,100 primarily related to internal systems improvements being implemented at each of our subsidiaries during the current fiscal year

•	Offset by a decrease in cash used for purchases of intangible assets. The prior year included acquisitions of intangible assets related to the Elixir purchase and settlement agreement

•
Offset by an increase in cash proceeds from the sale of leased assets of approximately $1,900. This increase was primarily driven by an increase in shuffler conversion sales during the current fiscal year

Financing

Cash flows used in financing activities decreased $1,465, primarily due to the following:

•
During the year ended October 31, 2010, we entered into a Senior Secured Revolving Credit Facility and drew approximately $65,000. The funds were primarily used to repay in its entirety and close the Deutsche Bank Senior Secured Credit Facility and the Term Loan, as defined below

•
Cash used for debt payments was approximately $104,000 during the year ended October 31, 2010 as compared to approximately $78,000 in the prior year. Debt payments in the current year primarily related to repayment of the Deutsche Bank Senior Secured Credit Facility and the Term Loan. Debt payments in fiscal 2009 primarily related to the repurchase of our contingent convertible senior notes, as discussed above, and payments on Deutsche Bank Senior Secured Credit Facility

Fiscal 2009 compared to Fiscal 2008

	Year Ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$40,142	$44,018	$(3,876)	(8.8%)
Net cash used in investing activities	(9,045)	(5,812)	3,233	55.6%
Net cash used in financing activities	(30,124)	(37,256)	(7,132)	(19.1%)
Effects of exchange rates	1,493	32	1,461	4,565.6%
Net change in cash and cash equivalents	$2,466	$982

Operations

Cash flows provided by operating activities decreased $3,876 year over year, primarily due to the following:

•
An increase in cash used for inventory of $10,884, to a use of cash of ($2,304) in fiscal 2009 from $8,580 cash provided from inventory in fiscal 2008. In fiscal 2009, we experienced an increase in our inventory balance primarily related to increased demand for our ETS and shuffler products.  We intended to focus our operational efforts in fiscal 2010 to optimize level of inventory to fulfill sales orders with a focus on increasing our turnover ratio.  We also intended to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products

•
An increase in accounts receivable of $7,376, to a use of cash of ($5,120) in fiscal 2009 from a source of cash of $2,256 in fiscal 2008.  Average days sales outstanding (“DSO”) for fiscal 2009 increased to approximately 74 days from approximately 55 days in fiscal 2008 on higher receivables and lower revenues

•
A decrease in non-cash items of $22,688, to $27,613 in fiscal 2009 from $50,301 in fiscal 2008.  In fiscal 2009, non-cash items primarily consisted of depreciation and amortization, share-based compensation, amortization of debt issuance costs, profit on sales of leased assets, gain on early extinguishment of debt and write-down for inventory obsolescence.  In fiscal 2008, non-cash items also included an impairment of goodwill and an impairment related to our former equity method investment in Sona Mobile Holdings Inc.  No such charges are included in fiscal 2009

Capital expenditures

Significant items included in cash flows related to capital expenditures are as follows:

	Year ended
	October 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(11,990)	$(13,670)	$(1,680)	(12.3%)
Purchases of property and equipment	(1,150)	(2,554)	(1,404)	(55.0%)
Purchases of intangible assets	(4,493)	(1,202)	3,291	273.8%
Total capital expenditures	$(17,633)	$(17,426)

Investing

Cash flows used for investing activities increased $3,233 in fiscal 2009 as compared to fiscal 2008, primarily due to the following:

•	Increase in cash used for purchases of intangible assets of $3,291 related to the Elixir asset purchase during March 2009

•	Cash inflows increased from the release of our $3,000 cash security, plus interest earned thereon, posted in 2004 that related to a patent infringement lawsuit with Elixir

•	The prior year included $2,302 received from the sale of assets, primarily related to the sale of our fractional ownership in a corporate airplane. No such sales occurred in 2009

Financing

Cash flows used by financing activities decreased $7,132, primarily due to the following:

•
In 2008, we executed a multi-step refinancing plan (the “Refinancing”) that involved a public offering of our common stock, a Second Amendment (as defined below) to our Deutsche Bank Senior Secured Credit Facility and a cash tender offer for our Notes

o	We issued 20,294 shares of our common stock at $4.25 per share for net proceeds of $80,453. We offered no common stock for public sale in 2009
o
We entered into a Second Amendment to our Deutsche Bank Senior Secured Credit Facility which, among other things, provided for a new Term Loan.  Net proceeds from the Term Loan were $63,438.  No such amendment occurred in 2009

o	We executed a Tender Offer to repurchase our Notes. Under the Tender Offer, we repurchased $89,350 in aggregate principal amount of our Notes. No such Tender Offer occurred in 2009
o	We repurchased $20,384 of our Notes in separate transactions in the open market

•
Cash provided by debt proceeds decreased by $47,100. In fiscal 2009, debt proceeds primarily related to borrowings under Deutsche Bank Senior Secured Credit Facility. In fiscal 2008, debt proceeds related to both our Term Loan and Deutsche Bank Senior Secured Credit Facility as part of the Refinancing. Debt proceeds in fiscal 2009 include approximately $40,000 of borrowings on Deutsche Bank Senior Secured Credit Facility used to satisfy the remaining Notes outstanding that had not been repurchased in fiscal 2008.

•
A decrease in cash used for debt repayments of $125,403, or 60.9%, to $80,420 for fiscal 2009 compared to $205,823 in fiscal 2008. For fiscal 2009, debt repayments primarily related to the repurchase of our remaining outstanding Notes, as part of the Refinancing, payments on Deutsche Bank Senior Secured Credit Facility and payments on the remaining liability to Bet Technology, Inc.  For fiscal 2008, debt payments related primarily to our Notes, as part of the Refinancing and Deutsche Bank Senior Secured Credit Facility.

Indebtedness (See Note 7 of our Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K)

$200,000 senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as  documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200,000 consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200,000 with a sub-facility for letters of credit of $25,000, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25,000, and a sub-facility for swing line loans of $20,000, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300,000 which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. The initial interest rate will be LIBOR +200bps.

The amount drawn under the Revolver was $65,445 as of October 31, 2010, which was used to repay in its entirety our previous $65,000 term loan and $100,000 revolving credit facility and used to pay fees and expenses in connection with the refinancing. After considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $127,000 of available remaining credit under the Revolver as of October 31, 2010. The Revolver matures on October 29, 2015.

$100,000 revolving credit facility. On November 30, 2006, the Company entered into a senior secured credit facility (the “Deutsche Bank Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. The Deutsche Bank Senior Secured Credit Facility was satisfied and terminated as of October 31, 2010. As of October 31, 2009 the amount drawn under the Deutsche Bank Senior Secured Credit Facility was $28,000. The Deutsche Bank Senior Secured Credit Facility consisted of a $100,000 revolving credit facility. Loans under the Deutsche Bank Senior Secured Credit Facility bore interest at a margin over LIBOR or Base Rate, as elected by the Company. The applicable margins fluctuated based on our total leverage ratio from time to time. The Company’s effective interest rates for Deutsche Bank Senior Secured Credit Facility for the years ended October 31, 2010 and 2009 were 3.9% and 2.3%, respectively.

Second Amendment and Term Loan. On July 14, 2008, the Company entered into a second amendment (the “Second Amendment”), to our Deutsche Bank Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (“Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our Deutsche Bank Senior Secured Credit Facility discussed above.  In addition to the Term Loan and Deutsche Bank Senior Secured Credit Facility, the Second Amendment provided a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we could request (but no lender was committed to provide) additional loans under the facility, subject to customary conditions. The Term Loan was satisfied and terminated as of October 31, 2010.

The Term Loan bore interest at 2.75% over the Base Rate or 3.75% over LIBOR, as elected by the Company.  The Term Loan had scheduled amortization payments of 0.25% of the principal every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions also required us to prepay the Term Loan (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage) (the “Excess Cash Flow Payment”); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual obligations.  The following table summarizes our current and long-term liabilities, material obligations and commitments to make future payments under certain contracts, including current and long-term debt obligations, purchase commitments and operating leases.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual obligations:
Debt
Senior Secured Revolving Credit Facility (1)	$65,445	$-	$-	$65,445	$-
Interest on the Senior Secured Revolving Credit Facility (2)	7,567	1,513	3,027	3,027	-
Other Debt (3)	845	32	513	-	300
Other
Purchase commitments (4)	10,683	10,683	-	-	-
Operating leases (5)	6,576	2,440	3,096	798	242
Uncertain tax positions (6)	1,246	-	-	-	-
Other (7)	1,883	490	650	299	444
Total contractual obligations	$94,245	$15,158	$7,286	$69,569	$986

(1)	Represents the amount outstanding on our Senior Secured Revolving Credit Facility as of October 31, 2010. The Senior Secured Revolving Credit Facility matures on October 29, 2015

(2)
Represents interest based on original borrowing rate, LIBOR+200bps, on the outstanding balance as of October 31, 2010, on the Senior Secured Revolving Credit Facility assuming no changes to such balance.

(3)
Represents contingent interest payments in connection with our purchase of the Play Four Poker™ patent and trademark from Kings Gaming Inc. and contingent consideration in connection with our acquisition of Bet the Set “21.”

(4)	Represents short-term open purchase orders with our vendors.

(5)	Represents operating lease agreements for our Las Vegas headquarters, Australian facilities and other field service facilities.

(6)	Represents the total uncertain tax positions. We are unable to determine the year in which our uncertain tax positions will resolve.

(7)           Represents other current and long term liabilities.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(In thousands, except per share amounts)

2010
Revenue	$40,336	$50,816	$51,547	$58,603
Gross profit	24,847	32,299	31,667	35,157
Net income	3,679	7,885	5,842	5,677
Earnings per share:
Basic	0.07	0.15	0.11	0.11
Diluted	0.07	0.15	0.11	0.10

2009:
Revenue	$34,489	$45,304	$45,066	$54,568
Gross profit	20,561	25,698	27,371	32,041
Net income (loss): As previously reported	(973)	4,577	5,611	6,244
Adjustment pursuant to ASC 470-20 (a)	(301)	(184)	-	-
Revised net income (loss)	(1,274)	4,393	5,611	6,244
Revised earnings (Loss) per share, basic and diluted	(0.02)	0.08	0.11	0.12
Weighted average shares oustanding:
Basic	53,058	53,087	53,161	53,171
Diluted	53,058	53,192	53,584	53,841

(a) The adjustments relate to recording of additional amortization of debt discount and debt issuance costs and the related impact on the income tax provision (benefit).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(In thousands)

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk.  As of October 31, 2010, we had approximately $66,000 of variable rate debt. Assuming a 1% change in the average interest rate as of October 31, 2010, our annual interest cost would change by approximately $660.

Foreign currency risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the fiscal years ended 2010, 2009 and 2008, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

In our opinion, the accompanying consolidated balance sheet as of October 31, 2010 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Shuffle Master, Inc. and its subsidiaries at October 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments in 2010.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
January 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shuffle Master, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Shuffle Master, Inc. and subsidiaries (the “Company”) as of October 31, 2009, and the related consolidated statements of operation, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Shuffle Master, Inc and subsidiaries as of October 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the accompanying 2009 and 2008 financial statements have been retrospectively adjusted for the adoption of new authoritative guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 14, 2010 (December 7, 2010 as to Note 1)

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Product leases and royalties	$86,717	$76,231	$70,898
Product sales and service	114,585	103,113	118,948
Other	-	83	160
Total revenue	201,302	179,427	190,006
Costs and expenses:
Cost of leases and royalties	28,008	24,559	21,866
Cost of sales and service	49,324	49,197	57,238
Gross profit	123,970	105,671	110,902
Selling, general and administrative	66,817	63,647	71,350
Research and development	21,811	17,349	18,474
Impairment of goodwill	-	-	22,137
Total costs and expenses	165,960	154,752	191,065

Income (Loss) from operations	35,342	24,675	(1,059)

Other income (expense):
Interest income	577	860	1,759
Interest expense	(4,015)	(6,047)	(11,642)
Other, net	282	731	1,261
Total other income (expense)	(3,156)	(4,456)	(8,622)
Gain (loss) on early extinguishment of debt	(1,123)	1,841	(435)
Impairment of investment	-	-	(1,560)
Income (loss) from continuing operations before tax	31,063	22,060	(11,676)
Income tax provision	7,980	7,086	3,697
Income (loss) from continuing operations	23,083	14,974	(15,373)
Discontinued operations, net of tax	-	-	(1)
Net income (loss)	$23,083	$14,974	$(15,374)

Basic and diluted earnings (loss) per share	$0.43	$0.28	$(0.38)

Weighted average shares outstanding:
Basic	53,258	53,120	40,006
Diluted	54,199	53,449	40,006

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,988	$7,840
Accounts receivable, net of allowance for bad debts of $466 and $630	41,176	36,371
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $113 and $164	1,806	2,281
Inventories	27,351	27,639
Prepaid income taxes	7,086	5,893
Deferred income taxes	5,091	6,637
Other current assets	14,969	5,897
Total current assets	107,467	92,558
Investment in sales-type leases and notes receivable, net of current portion	1,104	1,295
Products leased and held for lease, net	31,975	23,653
Property and equipment, net	12,642	9,506
Intangible assets, net	64,144	71,338
Goodwill	75,932	74,662
Deferred income taxes	7,523	9,414
Other assets	3,173	3,043
Total assets	$303,960	$285,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,013	$6,336
Accrued liabilities and other current liabilities	34,762	16,608
Deferred income taxes, current	116	62
Customer deposits	2,973	2,828
Income tax payable	74	-
Deferred revenue	3,901	6,802
Current portion of long-term debt	-	650
Total current liabilities	48,839	33,286
Long-term debt, net of current portion	66,262	92,560
Other long-term liabilities	2,641	3,549
Deferred income taxes	70	-
Total liabilities	117,812	129,395
Commitments and Contingencies (See Note 15)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 53,650 and 53,617 shares issued and outstanding	536	536
Additional paid-in capital	108,705	105,094
Retained earnings	49,248	26,165
Accumulated other comprehensive income	27,659	24,279
Total shareholders' equity	186,148	156,074
Total liabilities and shareholders' equity	$303,960	$285,469

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated	Total
			Additional		Other	Share-
	Common Stock		Paid-in	Retained	Comprehensive	holders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
	(In thousands)
Balance, October 31, 2007: As previously reported	35,198	$352	$6,492	$38,770	$42,020	$87,634
Retrospective application of ASC 470-20	-	-	16,524	(11,061)	-	5,463
Balance, October 31, 2007: Revised	35,198	$352	$23,016	$27,709	$42,020	$93,097

Comprehensive Income:
Net Income (loss)	-	-	-	(15,374)	-	(15,374)
Currency translation	-	-	-	-	(50,152)	(50,152)
Reclassification of loss on investments	-	-	-	-	(123)	(123)
Tax on unrealized loss on investments	-	-	-	-	45	45
Total comprehensive income						(65,604)

Stock issued	20,294	202	80,250	-	-	80,452
Stock repurchased	(2,000)	(20)	(7,105)	-	-	(7,125)
Shares surrendered and retired for stock option exercises	(16)	-	-	-	-	-
Share-based compensation expense	-	-	4,189	-	-	4,189
Tax effect from share-based compensation	-	-	(115)	-	-	(115)
FIN 48 Adoption	-	-	-	(1,144)	-	(1,144)
Effect of adopting ASC 470-20			(387)			(387)
Issuance of restricted stock	59	1	(1)			-
Balance, October 31, 2008	53,535	$535	$99,847	$11,191	$(8,210)	$103,363

Comprehensive Income:
Net Income (loss)	-	-	-	14,974	-	14,974
Currency translation	-	-	-	-	32,489	32,489
Total comprehensive income						47,463

Stock repurchased	(25)	-	(104)	-	-	(104)
Share-based compensation expense	-	-	6,480	-	-	6,480
Tax effect from share-based compensation	-	-	(1,108)	-	-	(1,108)
Effect of adopting ASC 470-20	-	-	(20)	-	-	(20)
Issuance of restricted stock	119	1	(1)	-	-	-
Other	(12)	-	-	-	-	-
Balance, October 31, 2009	53,617	$536	$105,094	$26,165	$24,279	$156,074

Comprehensive Income:
Net Income (loss)	-	-	-	23,083	-	23,083
Currency translation	-	-	-	-	3,380	3,380
Total comprehensive income						26,463

Stock repurchased	(8)	-	(63)	-	-	(63)
Options exercised	73	1	472	-	-	473
Share-based compensation expense	-	-	3,906	-	-	3,906
Tax effect from share-based compensation	-	-	(705)	-	-	(705)
Issuance of restricted stock	3	-	-	-	-	-
Other	(35)	(1)	1	-	-	-
Balance, October 31, 2010	53,650	$536	$108,705	$49,248	$27,659	$186,148

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$23,083	$14,974	$(15,374)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	22,868	23,515	23,440
Amortization of debt issuance costs and debt discount	1,037	1,804	6,352
Loss (gain) on early extinguishment of debt	1,123	(1,841)	435
Share-based compensation	3,969	6,480	4,189
Impairment of investment	-	-	1,560
Impairment of goodwill	-	-	22,137
Provision for bad debts	541	301	92
Write-down for inventory obsolescence	1,019	1,523	72
Loss (Gain) on sale of assets	(123)	110	(738)
Profit on sale of leased assets	(5,437)	(4,279)	(7,238)
Excess tax benefit from stock option exercises	(53)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,811)	(5,120)	2,256
Investment in sales-type leases and notes receivable	191	4,067	7,597
Inventories	(866)	(2,304)	8,580
Accounts payable and accrued liabilities	17,933	(3,069)	(5,640)
Customer deposits and deferred revenue	(2,688)	2,149	(1,411)
Income taxes, net of stock option exercises	127	(23)	(9)
Deferred income taxes	3,344	11	998
Prepaid income taxes	(1,108)	2,111	(4,691)
Other current and non-current assets	(8,824)	(267)	1,411
Net cash provided by operating activities	51,325	40,142	44,018

Cash flows from investing activities:
Proceeds from sale and maturities of investments	-	3,050	65
Proceeds from sale of assets	142	82	2,302
Proceeds from sale of leased assets	8,332	6,400	9,247
Payments for products leased and held for lease	(19,956)	(11,990)	(13,670)
Purchases of property and equipment	(5,293)	(1,150)	(2,554)
Purchases of intangible assets	(2,404)	(4,493)	(1,202)
Other	(1,254)	(944)	-
Net cash used by investing activities	(20,433)	(9,045)	(5,812)

Cash flows from financing activities:
Proceeds from Revolver	65,445	-	-
Proceeds from the Deutsche Bank Senior Secured Credit Facility	12,126	50,400	32,500
Payments on the Deutsche Bank Senior Secured Credit Facility	(40,125)	(38,400)	(92,180)
Proceeds from Term Loan	-	-	65,000
Payment on Term Loan	(64,350)	-	-
Payments on Contingent convertible senior notes	-	(40,095)	(107,969)
Payments on notes payable and other long-term debt	(61)	(1,925)	(5,674)
Repurchase of common stock	-	-	(7,125)
Proceeds from issuance of common stock, net	473	-	80,452
Debt issuance costs	(2,242)	-	(2,261)
Excess tax benefit from stock option exercises	53	-	-
Other	22	(104)	1
Net cash used by financing activities	(28,659)	(30,124)	(37,256)

Effect of exchange rate changes on cash	(85)	1,493	32

Net increase (decrease) in cash and cash equivalents	2,148	2,466	982
Cash and cash equivalents, beginning of year	7,840	5,374	4,392
Cash and cash equivalents, end of year	$9,988	$7,840	$5,374

 See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Non-cash Investing and Financing transactions:
Recharacterization of prepaid royalty	$-	$4,667	$-
Cash paid for:
Income taxes, net of refunds	$6,110	$6,417	$6,007
Interest	$3,136	$4,358	$6,815

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  Unless the context indicates otherwise, references to “Shuffle Master, Inc.,” “we,” “us,” “our” or the “Company,” includes Shuffle Master, Inc. and its consolidated subsidiaries.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of electronic table games or electronic slot machines. Our business is segregated into the following four operating segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”).

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

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are the i-Table, Table Master, Vegas Star® and Rapid Table Games®.  Our i-Table platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master card reading shoe or shuffler and is designed to dramatically improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master and Vegas Star feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as racinos, video lottery and arcade markets. Our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  We offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Rise of the Dragon™, Golden Fortunes™, Lucky Panda™, The Conqueror™, Emperor Guan™, Tiki Totems™, Drifting Sands™, Ninja™, iChing™, Kelly Country™, Deep Sea Dollars™, Cuba™, Galapagos Wild™, Sunset on the Serengeti™ and Lonesome George™, as well as the Pink Panther™ and Grand Central™ progressive links.

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

From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. As of October 31, 2010 and 2009, no customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2010, two customers and as of October 31, 2009, one customer exceeded 10% of our net investment in sales-type lease and notes receivable. These customers have well-established histories of payments to us as well as credit ratings that support the credit lines they have been extended. For the fiscal years ended 2010, 2009 and 2008, no individual customer accounted for more than 10% of consolidated revenue.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of $1,019, $1,523 and $72 for fiscal years 2010, 2009 and 2008, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

Property and equipment. Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life or lease terms, if shorter, for leasehold improvements.

We also review these assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount.

Goodwill and other indefinite lived intangible assets. We do not renew or extend the term of our intangible assets. We review our goodwill for impairment annually in October or when circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  The review is performed at the operating segment level. The goodwill impairment test is a two-part test.  In the first step, we selected a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our operating segment.  These two methodologies were equally weighted in determining fair values.  The fair value of the operating segment is then compared to the book value of the operating segment, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the operating segment's goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the operating segment less the fair value of the operating segment's identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the operating segment's goodwill exceeds its fair value.

We review our indefinite lived intangible assets for impairment annually in October or when circumstances indicate that the carrying amount of the tradename may not be fully recoverable. We would record an impairment loss if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value.

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

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value.  For fiscal 2010, 2009 and 2008, we did not have any such impairment loss.

Deferred revenue. Deferred revenue consists of amounts collected or billed in excess of recognizable revenue.

Revenue recognition. We recognize revenues when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists

•	the price to the customer is fixed and determinable

•	delivery has occurred and any acceptance terms have been fulfilled, and

•	collection is reasonably assured

Revenues are reported net of incentive rebates, discounts, sales taxes, and other taxes of a similar nature. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

Product lease and royalty revenue — Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.   Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days notice.  We recognize revenue from our leases and licenses upon installation of our product on a month to month basis.

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Our EGMs, Table Masters and Vegas Star products that contain both software and non-software components that function together to deliver the product’s essential functionality were previously subject to software revenue recognition rules. Under the new ASUs adopted for new and materially modified arrangements entered into after the beginning of our first quarter of fiscal 2010 (discussed below under Recently Issued Accounting Standards – Adopted), our EGMs, Table Masters and Vegas Star products no longer fall under the scope of software revenue recognition rules and are generally recognized upon delivery and customer acceptance.

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  The new ASUs adopted provide for a more economically aligned model for allocating revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”), and the residual method is no longer allowed.

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, BESP is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs, and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for undelivered elements will no longer be deferred. Generally, revenues allocated to future performance obligations elements will be recognized upon delivery and customer acceptance.

The adoption of these new standards did not have a material impact on our operating results, financial position or cash flows for the period ended October 31, 2010. Although this new accounting guidance is not currently expected to have a significant effect on the timing or amount of revenues in periods after the initial adoption, the impact is dependent upon the prevalence of future multi-element arrangements and the evolution of new sales strategies.

Income taxes. We record deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  We reduce deferred tax assets by a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

Our provision for income taxes includes interest and penalties related to uncertain tax positions. We only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Advertising costs. We expense advertising and promotional costs as incurred, which totaled approximately $2,207, $1,882 and $2,769, for the fiscal years ended October 31, 2010, 2009 and 2008, respectively.

Research and development costs. We incur research and development costs to develop our new and next-generation products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

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

Fair value measurement. At the beginning of fiscal 2009, we adopted new fair value accounting guidance for financial assets and liabilities which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We did not elect the fair value option for any of our existing financial instruments. Accordingly, we determined the adoption of the guidance did not have a material impact on our consolidated financial statements. The guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

Participating securities in share-based payment transactions. For the period beginning November 1, 2009, we adopted new accounting guidance issued in June 2008 for determining whether instruments granted in share-based payment transactions are participating securities which should be included in the computation of EPS using the two-class method. Restricted stock granted under our share-based award plans is considered a participating security because it carries non-forfeitable rights to dividends. The adoption of the guidance did not have a material effect on our consolidated financial statements.

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

The effect of the adoption of the new authoritative guidance on our statements of operations, balance sheet and cash flows for all periods presented, is as follows:

		Adjustments
	As previously reported	Convertible Debt	As Revised
(In thousands, except per share amounts)

INCOME STATEMENTS
For the Year Ended October 31, 2008
Interest expense	$(6,630)	$(5,012)	$(11,642)
Total other income (expense)	(3,610)	$(5,012)	(8,622)
Gain (loss) on early extinguishment of debt	1,773	(2,208)	(435)
Income (loss) before tax	(4,456)	(7,220)	(11,676)
Income tax provision	6,346	(2,649)	3,697
Net income (loss)	(10,803)	(4,571)	(15,374)

Basic EPS	$(0.27)	$(0.11)	$(0.38)
Diluted EPS	$(0.27)	$(0.11)	$(0.38)

Basic weighted average shares outstanding	40,006	-	40,006
Diluted weighted average shares outstanding	40,006	-	40,006

For the Year Ended October 31, 2009
Interest expense	$(5,401)	$(646)	$(6,047)
Total other income (expense)	(3,810)	(646)	(4,456)
Gain on early extinguishment of debt	1,961	(120)	1,841
Income before tax	22,826	(766)	22,060
Income tax provision	7,367	(281)	7,086
Net income	15,459	(485)	14,974

Basic EPS	$0.29	$(0.01)	$0.28
Diluted EPS	$0.29	$(0.01)	$0.28

Basic weighted average shares outstanding	53,120	-	53,120
Diluted weighted average shares outstanding	53,449	-	53,449

BALANCE SHEET
At October 31, 2009
Paid-in capital	$88,977	$16,117	$105,094
Retained earnings	42,282	(16,117)	26,165

STATEMENTS OF CASH FLOWS
For the Year Ended October 31, 2008
Operations
Net income	$(10,803)	$(4,571)	$(15,374)
Adjustments:
Amortization of debt issuance costs and debt discount	1,339	5,013	6,352
Loss (Gain) on early extinguishment of debt	(1,773)	2,208	435
Deferred income taxes	2,893	(1,895)	998
Prepaid income taxes	(3,937)	(754)	(4,691)

For the Year Ended October 31, 2009
Operations
Net income	$15,459	$(485)	$14,974
Adjustments:
Amortization of debt issuance costs and debt discount	1,158	646	1,804
Gain on early extinguishment of debt	(1,961)	120	(1,841)
Deferred income taxes	260	(249)	11
Prepaid income taxes	2,143	(32)	2,111

Earnings per share, other income (expense) and gain on early extinguishment of debt and income tax footnotes (footnote 9, 12 and 13, respectively) have been revised to reflect the retrospective application of accounting standards adopted beginning on November 1, 2009, related to convertible debt.

Other recently issued or adopted accounting standards. In July 2010, the FASB issued new accounting guidance related to credit quality of financing receivables and the allowance for credit losses to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for financing receivables and the related allowance for credit losses. This guidance is effective for our first quarter of fiscal 2011.  Additionally disclosures will require information at disaggregated levels, designed to enable a better understanding of:

•	The nature of credit risk inherent in our portfolio of financing receivables
•	how credit risk is analyzed to determine the allowance for credit losses
•	changes in and reasons for changes in the allowance for credit looses

The adoption of this guidance is not expected to have a material impact on our financial statements.

As of August 1, 2009, we adopted the new accounting guidance which establishes two levels of GAAP: authoritative and non-authoritative. The FASB Accounting Standards Codification (“ASC”) is now the single source of authoritative nongovernmental GAAP. All other literature is considered non-authoritative. The Company’s adoption of this statement did not have a material effect on the consolidated results of operations, financial position and cash flows, but rather changes the reference used to cite specific FASB accounting literature.

As of November 1, 2009, we adopted the new accounting guidance related to determining the useful life of intangible assets, which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is applied prospectively to intangible assets acquired after November 1, 2009. However, the disclosure requirements must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of November 1, 2009.  The adoption of the guidance did not have a material effect on our consolidated financial statements.

As of November 1, 2009, we adopted new accounting guidance related to business combinations which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Future effects will be dependent upon acquisitions of defensive intangible assets, if any, at that time. In addition, the new guidance requires that an acquiring entity recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions, requires the expense of acquisition costs, and also includes a substantial number of new disclosure requirements. The adoption of the guidance did not have a material effect on our consolidated financial statements.

2. SIGNIFICANT TRANSACTIONS

Prime Table Games, LLC. On December 21, 2010, we entered into a License and Release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. For a further discussion of this case, see Note 15. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010 which represents the fair value associated with the effective settlement of the existing litigation. The remaining $3,300 will be recorded as intangible assets in December 2010.The $3,300 of intangible assets will be amortized on a straight line basis over an approximate 9 year period.

3. FINANCIAL INSTRUMENTS

Fair value disclosures of financial instruments. As discussed in Note 1, we utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver approximates the carrying value as of October 31, 2010 as we closed on the Senior Secured Revolving Credit Facility on October 29, 2010.  The fair values of the Deutsche Bank Senior Secured Credit Facility and Term Loan have been calculated based on market borrowing rates available as of October 31, 2009 for debt with similar terms and maturities.  These market assumptions include a LIBOR-based yield curve, interest rate spread based on our specific risk and an original issue discount. The following table provides the fair value measurement information about the Company’s long-term debt as of October 31, 2010.

	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value
	October 31, 2010	October 31, 2010	October 31, 2009	October 31, 2009	Hierarchy

Revolver	$65,445	$65,445	$-	$-	Level 2
Deutsche Bank Senior Secured Credit Facility	-	-	28,000	25,312	Level 2
Term Loan	-	-	64,350	62,806	Level 2
Total	$65,445	$65,445	$92,350	$88,118

4. RECEIVABLES AND INVESTMENTS IN SALES-TYPE LEASES

	October 31,
	2010	2009
	(In thousands)
Accounts receivable, net:
Trade receivables	$41,642	$37,001
Less: allowance for bad debts	(466)	(630)
Total	$41,176	$36,371

	October 31,
	2010	2009
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$3,367	$3,570
Notes receivable - table game lifetime licenses	264	998
Sub-total sales-type leases and notes receivable	3,631	4,568

Less: interest sales-type leases	(217)	(321)
Less: deferred service revenue	(391)	(507)
Less: allowance for bad debts	(113)	(164)

Investment in sales-type leases and notes receivable, net	2,910	3,576

Less: current portion sales-type leases	(1,638)	(1,466)
Less: current portion notes receivable - table game licenses	(168)	(815)

Long-term portion investment in sales-type leases and notes receivable	$1,104	$1,295

We maintain allowances for bad debts for estimated credit losses that result from the inability of our customers to make required payments. The allowances for bad debts are estimated based on historical experience and specific customer collection issues.

Sales-type leases are interest-bearing at fixed market interest rates, require monthly installment payments over periods ranging generally from 24 to 36 months and contain bargain purchase options. Notes receivable include financing arrangements for sales of lifetime licenses. Amounts are interest-bearing at fixed market interest rates and require monthly installments ranging generally from 24 to 36 months.

Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

	October 31,
	2011	2012	2013	Total
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$2,091	$1,141	$135	$3,367
Notes receivable - table game licenses	183	57	24	264
Sub-total sales-type leases and notes receivable	2,274	1,198	159	3,631

Less: interest sales-type leases	(163)	(51)	(3)	(217)
Less: deferred service revenue	(234)	(144)	(13)	(391)
Less: allowance for bad debts	(71)	(37)	(5)	(113)
Investment in sales-type leases and notes receivable, net	$1,806	$966	$138	$2,910

5. OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	October 31,
	2010	2009
	(In thousands)
Net inventories:
Raw materials and component parts	$17,322	$13,668
Work-in-process	5,325	4,353
Finished goods	4,704	9,618
Total	$27,351	$27,639

	October 31,
	2010	2009
	(In thousands)
Products leased and held for lease:
Utility	$41,262	$32,828
Less: accumulated depreciation	(24,439)	(23,649)
Utility, net	16,823	9,179

Proprietary Table Games	3,997	2,706
Less: accumulated depreciation	(2,059)	(1,498)
Proprietary Table Games, net	1,938	1,208

Electronic Table Systems	25,437	22,258
Less: accumulated depreciation	(12,223)	(8,992)
Electronic Table Systems, net	13,214	13,266

Total, net	$31,975	$23,653

		October 31,
	Useful lives	2010	2009
	(In years)	(In thousands)
Property and equipment:
Office furniture and computer equipment	3 - 5	$10,001	$9,492
Less: accumulated depreciation		(7,085)	(6,772)
Property and equipment, net		2,916	2,720
		-
Leasehold improvements:	2	6,476	4,751
Less: accumulated depreciation		(3,374)	(3,704)
Leasehold Improvements, net		3,102	1,047
		-
Production equipment and other:	5	12,129	11,219
Less: accumulated depreciation		(5,505)	(5,480)
Production equipment and other, net		6,624	5,739

Total, net		$12,642	$9,506

	October 31,
	2010	2009
	(In thousands)
Other current assets:
Deferred cost of goods sold	$311	$2,118
Other prepaid expenses	2,483	1,956
Other receivables	11,685	1,631
Other	490	192
Total	$14,969	$5,897

Included in other current assets and other accrued current liability as of October 31, 2010 is an aggregate amount of approximately $11,000 related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits. In February and May 2010, we entered into settlement agreements to settle the Class Action Lawsuits and Shareholder Derivative Suits for $13,000 and $1,000, respectively. Under our Directors and Officers (“D&O”) insurance policy, the settlement amounts are fully insured and reimbursable; accordingly, we have recorded an insurance receivable in other current assets as we have determined that their recovery under our D&O insurance policy is probable.  As of October 31, 2010, we received approximately $3,000 from our insurers and paid those amounts to the beneficiaries of the Class Action Lawsuit. See Note 15 for more information related to these settlements.

	October 31,
	2010	2009
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued interest	$-	$155
Accrued compensation	13,148	10,137
Accrued taxes	1,896	2,083
Other accrued liabilities	19,718	4,233
Total	$34,762	$16,608

As of October 31, 2010, other accrued liabilities consisted primarily of approximately $11,000 related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits mentioned above, along with professional fees, and consulting fees. As of October 31, 2009, other accrued liabilities consisted primarily of professional fees, legal fees and consulting fees.

6. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For certain other intangibles, such as covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $10,992, $13,571and $14,731 for fiscal 2010, 2009 and 2008, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following as of October 31:

	Weighted Average	October 31,
	Useful Life	2010	2009
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$64,344	$65,345
Less: accumulated amortization		(46,925)	(42,697)
		17,419	22,648
Customer relationships	10 years	24,299	23,290
Less: accumulated amortization		(9,563)	(6,704)
		14,736	16,586
Licenses and other	6 years	13,328	12,722
Less: accumulated amortization		(4,667)	(2,934)
		8,661	9,788
Developed technology	4 years	10,755	9,934
Less: accumulated amortization		(10,755)	(9,313)
		-	621

Total		$40,816	$49,643

Changes in other intangible assets relate primarily to foreign currency translation adjustments.

Estimated amortization expense related to recorded finite lived intangible assets is as follows:

Year ending October 31,	(In thousands)
2011	$8,942
2012	7,326
2013	5,787
2014	4,584
2015	4,511
Thereafter	9,666
$40,816

Tradenames.  Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized and were $23,328 and $21,695 as of October 31, 2010 and 2009, respectively and are subject to an annual impairment analysis. The changes in balances are only related to foreign currency translation adjustments.

In October 2010, we performed our annual impairment analysis of our indefinite lived Stargames and CARD tradenames.  We utilized the income approach valuation technique to estimate the fair values of the Stargames and CARD tradenames and compared those estimates to related carrying values. The fair values of the tradenames were derived based upon discounted future cash flows dependent on a number of critical management assumptions including estimates of revenue growth, expected economic asset life and hypothetical royalty and discount rates. As of October 31, 2010 and 2009, based upon the results of the analysis, we determined that the implied fair values of the Stargames and CARD tradenames exceeded their carrying values and were not impaired.

Goodwill.  All of our goodwill originated from the acquisitions of foreign subsidiaries and the Progressive Gaming International Corporation (“PGIC”) Table Game Division.  Goodwill has been assigned to our Utility, PTG, ETS and EGM reporting segments. Changes in the carrying amount of goodwill as of October 31, 2010, are as follows:

				Electronic
Activity by Segment As Of And For The Years		Proprietary	Electronic	Gaming
Ended October 31,	Utility	Table Games	Table Systems	Machines	Total
	(In thousands)
2009
		-	-	-	-
Goodwill	$37,194	$7,373	$30,337	$8,162	$83,066
Accumulated impairments	-	-	(22,137)	-	(22,137)
	37,194	7,373	8,200	8,162	60,929
Foreign currency translation adjustment	6,941	-	2,931	2,917	12,789
Other	-	944	-	-	944
	$44,135	$8,317	$11,131	$11,079	$74,662

2010
Goodwill	$44,135	$8,317	$33,268	$11,079	$96,799
Accumulated impairments	-	-	(22,137)	-	(22,137)
	44,135	8,317	11,131	11,079	74,662
Foreign currency translation adjustment	(1,820)	-	920	916	16
Other	245	1,009	-	-	1,254
	$42,560	$9,326	$12,051	$11,995	$75,932

We performed our annual goodwill impairment analysis in October 2010.   Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, growth rates or other factors that may result in changes in our estimates of future cash flows.  Although we believe the assumptions used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Based on our annual goodwill impairment analysis, there were no goodwill impairments as of October 31, 2010 and 2009. We recorded an impairment charge of $22,137 for the year ended October 31, 2008.

Approximately $1,000 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004. In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. During fiscal 2010, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. The excess amount of approximately $1,000 was recorded as an increase to goodwill.

7. DEBT

Debt consisted of the following:

	October 31,
	2010	2009
	(In thousands)
Revolver	$65,445	$-
Deutsche Bank Senior Secured Credit Facility	-	28,000
Term loan facility	-	64,350
Other long term debt	817	860
Total debt	66,262	93,210
Less: current portion	-	(650)
Total long-term debt	$66,262	$92,560

Senior Secured Revolving Credit Facility

$200,000 senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as  documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200,000 consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200,000 with a sub-facility for letters of credit of $25,000, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25,000, and a sub-facility for swing line loans of $20,000, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300,000 which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. The initial interest rate will be LIBOR +200bps.

The amount drawn under the Revolver was $65,445 as of October 31, 2010, which was used to repay in its entirety our previous $65,000 term loan and $100,000 revolving credit facility and used to pay fees and expenses in connection with the refinancing. After considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $127,000 of available remaining credit under the Revolver as of October 31, 2010. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of October 31, 2010, Our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 1.03 to 1.0, 1.02 to 1.0 and 21.55 to 1.0, respectively.

The Senior Secured Revolving Credit Facility also contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•	Incurrence of indebtedness;

•	Granting of incurrence of liens;

•	Asset dispositions

•	Mergers, acquisitions;

•	Investments;

•	Distributions, redemptions;

•	Change in business;

•	Payments of indebtedness;

•	Adopt or institute pension plan;

•	Transactions with affiliates;

•	Accounting changes;

•	Rate contracts;

•	Amendment of material documents;

•	Restrictive agreements;

•	Joint ventures;

•	Deposit accounts; and

•	Capital expenditures.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.  If loans are ever made pursuant to our Incremental Facility, such loans would share such collateral equally and ratably with our Revolver.

$100,000 senior secured credit facility. On November 30, 2006, we entered into a senior secured credit facility (the “Deutsche Bank Senior Secured Credit Facility”) with Deutsche Bank Trust Company Americas, as a Lender and as the Administrative Agent, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Book Managers and Wells Fargo Bank, N.A. as Syndication Agent. The Deutsche Bank Senior Secured Credit Facility was satisfied and terminated as of October 31, 2010. As of October 31, 2009 the amount drawn under the Deutsche Bank Senior Secured Credit Facility was $28,000.  The Deutsche Bank Senior Secured Credit Facility consisted of a $100,000 revolving credit facility. Loans under the Deutsche Bank Senior Secured Credit Facility bore interest at a margin over LIBOR or Base Rate, as elected by the Company. The applicable margins fluctuated based on our total leverage ratio from time to time. The Company’s effective interest rates for Deutsche Bank Senior Secured Credit Facility for the years ended October 31, 2010 and 2009 were 3.9% and 2.3%, respectively.

Second Amendment and Term Loan. On July 14, 2008, the Company entered into a second amendment (the “Second Amendment”), to our Deutsche Bank Senior Secured Credit Facility.  Among other things, the Second Amendment provided for a new $65,000 term loan facility (“Term Loan”), which was funded in full on August 25, 2008, resulting in net proceeds of $63,438. The amendment left in place our Deutsche Bank Senior Secured Credit Facility discussed above.  In addition to the Term Loan and Deutsche Bank Senior Secured Credit Facility, the Second Amendment provided a $35,000 incremental facility (the “Incremental Facility”) pursuant to which we could request (but no lender was committed to provide) additional loans under the facility, subject to customary conditions. The Term Loan was satisfied and terminated as of October 31, 2010.

The Term Loan bore interest at 2.75% over the Base Rate or 3.75% over LIBOR, as elected by the Company.  The Term Loan had scheduled amortization payments of 0.25% of the principal every quarter starting with the quarter ending on January 31, 2009.  The mandatory prepayment provisions also required us to prepay the Term Loan (i) up to 75% of our domestic excess cash flow (as defined) or up to 50% of our worldwide excess cash flow (as defined), whichever is less (with step-downs based on total leverage) (the “Excess Cash Flow Payment”); (ii) 100% of the proceeds of certain issuances of debt; and (iii) the proceeds of asset sales or recovery events in excess of $1,500, to the extent not reinvested.

Bet Technology Inc. (“BTI”) liabilities. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of October 31, 2010 and 2009. As of October 31, 2010, we paid approximately $9,569 of the $12,000 maximum amount since February 2004.

Debt issuance costs. Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method. Amortization of debt issuance costs were $1,037, $1,125 and $1,186 in fiscal 2010, 2009 and 2008, respectively.  The unamortized portion of the debt issuance costs are expected to be recognized over a period of 5.0 years. Debt issuance costs capitalized in conjunction with the Revolver obtained in October 2010 were $2,343. As of October 31, 2009, debt issuance costs related to the refinancing of our Deutsche Bank Senior Secured Credit Facility and our Term Loan were $2,160.

Maturities of Long-Term Debt

Maturities of long-term debt for the five fiscal years ending subsequent to October 31, 2010 are as follows:

October 31,	(In thousands)
2011	$-
2012	517
2013	-
2014	-
2015	65,445
Thereafter	300
$66,262

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

As of October 31, 2010, 2,101 and 332 shares are available for grant under the 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of option activity under shared-based incentive awards for fiscal 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2009	4,365	$14.56
Granted	707	7.60
Exercised	(73)	6.51
Forfeited or expired	(159)	17.80

Outstanding at October 31, 2010	4,840	$13.56	5.7	$7,690

Fully vested and expected to vest at October 31, 2010	4,810	$13.60	5.7	$7,615

Exercisable at October 31, 2010	3,402	$14.77	4.7	$4,734

The weighted average grant date fair value of stock options granted during the years ended October 31, 2010, 2009 and 2008, was $4.11, $2.21 and $3.80, respectively. The total intrinsic value of the stock options exercised for the years ended October 31, 2010, 2009 and 2008, was $180, $0 and $0, respectively.

During fiscal 2010, 73 shares were exercised. The tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision.  In fiscal 2009, there were no stock options exercised and therefore no related income tax benefit. As of October 31, 2010, there was a total of $2,760 of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.4 years.

During the fiscal years ended 2010, 2009 and 2008, we granted 707, 1,155 and 655 stock options, respectively, with a grant date fair value of $2,907, $2,549 and $2,485, respectively. Included in fiscal 2009 grants is inducement grants of 360 stock options granted to our Chief Executive Officer and Chief Financial Officer. These inducement awards were granted in reliance on The NASDAQ Stock Market Rule 435(i)(1)(A)(iv).

A summary of activity related to restricted stock for the year ended October 31, 2010 is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2009	442	$19.55
Granted	68	7.75
Vested	(101)	24.09
Forfeited	(53)	19.87

Nonvested at October 31, 2010	356	$16.25	0.88	$3,348

Expected to vest	351	$16.37	0.86	$3,305

During the fiscal years ended 2010, 2009 and 2008, we issued 68, 121 and 59 shares of restricted stock, respectively, with an aggregate fair value of $527, $526 and $686, respectively. The weighted average grant date fair value of nonvested shares granted during the years ended October 31, 2009 and 2008 was $19.55 and $24.15, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of October 31, 2010, there was $703 of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized for the years ended October 31:

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Compensation costs:
Stock options	$3,080	$2,909	$1,577
Restricted stock	889	3,571	2,612
Total compensation cost	$3,969	$6,480	$4,189
Related tax benefit	$(1,285)	$(2,206)	$(1,131)

Reported share-based compensation expense was classified as follows for the years ended October 31:

	Year Ended October 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$63	$32	$25
Selling, general and administrative	3,236	6,018	3,770
Research and development	670	430	394
Total share-based compensation	$3,969	$6,480	$4,189

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

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

	Year ended October 31,
	2010	2009	2008
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	67.7%	68.9%	47.1%
Risk-free interest rate	2.1%	1.7%	3.0%
Expected term	4.4 years	4.4 years	4.2 years

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows:

	Year Ended October 31,
	2010	2009	2008
	(In thousands, except per share amount)

Net income available to common shares (1)	$23,083	$14,974	$(15,373)

Basic:
Weighted average shares	53,258	53,120	40,006

Diluted:
Weighted average shares, basic	53,258	53,120	40,006
Dilutive effect of options and restricted stock	941	329	-
Weighted average shares, diluted	54,199	53,449	40,006

Basic and diluted earnings (loss) per share	$0.43	$0.28	$(0.38)
Weighted average anti-dilutive shares excluded from diluted EPS	3,237	5,432	16,292

(1) Net income available to participating securities was not significant.

10. SHAREHOLDERS’ EQUITY

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock. However, we generally prioritize bank debt reduction over share repurchases. As of October 31, 2010, $21,077 remained outstanding under our board authorization. We cancel shares that are repurchased.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax effect from stock option exercises.  For fiscal 2010, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. For fiscal 2009 and 2008, there were no income tax benefits from stock options exercised.

11. EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.  We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers United States employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. For fiscal 2010, 2009 and 2008, we elected to make matching contributions of 50% of employee contributions up to 6% of compensation, totaling $531, $473 and $430, respectively.

Austrian pension commitments. In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements for fiscal 2010, 2009 and 2008 were $74, $80 and $98, respectively.

12. OTHER INCOME (EXPENSE) AND GAIN ON EARLY EXTINGUISHMENT OF DEBT

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Other income (expense):
Interest income	577	860	1,759
Interest expense	(4,015)	(6,047)	(11,642)
Other, net	282	731	1,261
Total other income (expense)	$(3,156)	$(4,456)	$(8,622)

Gain (loss) on early extinguishment of debt	$(1,123)	$1,841	$(435)

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand. Interest expense for fiscal 2010 and 2009 primarily relates to interest on our Deutsche Bank Senior Secured Credit Facility and Term Loan.  Interest expense for fiscal 2008 primarily related to interest on our Deutsche Bank Senior Secured Credit Facility, Term Loan and contingent convertible senior notes (“Notes”) which were extinguished during the third quarter 2009.  For fiscal 2010, amortization of debt issuance costs of $1,037 related to our Deutsche Bank Senior Secured Credit Facility and for fiscal 2009, amortization of debt issue costs of $1,125 related to Deutsche Bank Senior Secured Credit Facility and our Term Loan.  For fiscal 2008, amortization of debt issue costs of $1,186 related to Deutsche Bank Senior Secured Credit Facility, our Term Loan and our Notes.

Other, net primarily relates to foreign currency gains or losses caused by fluctuations of the U.S. dollar, the Euro and the Australian dollar. Net foreign currency gains of $288, $825 and $2,655 were recognized in fiscal 2010, 2009 and 2008, respectively. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

Loss on early extinguishment of debt for fiscal 2010 consisted of debt issuance costs of $1,123 related to Deutsche Bank Senior Secured Credit Facility were charged off when the underlying facility was terminated.

Gain on early extinguishment of debt for fiscal 2009 related to agreements entered into with PGIC/IGT of $1,798 and the gain realized from the early extinguishment of our Notes of $43. We wrote-off the net book value of approximately $160 related to the covenants not to compete between us and PGIC. In addition, the prepaid royalty related to the SDLA was re-characterized as a lifetime license to be amortized over a 10 year life. The acquired SMI Patents were fair valued at $520.  The remaining discounted minimum consideration due under the Purchase Agreement of approximately $2,247 was relieved resulting in a net gain on early extinguishment of $1,798.

Loss on early extinguishment of debt for fiscal 2008 related to the loss realized from the early extinguishment of our Notes as a result of the Tender Offer. On July 14, 2008, the Company purchased $89,350 in aggregate principal amount of our outstanding Notes at 97.25% of the principal amount thereof plus accrued and unpaid interest. On September 29, 2008, the Company repurchased an additional $20,384 of our Notes in a separate transaction on the open market resulting in a total loss of $435, inclusive of external fee and direct costs associated with the cash tender offer for our Notes, for fiscal 2008.

13. INCOME TAXES

The following is a summary of income (loss) before taxes of U.S. and foreign operations for the fiscal years ended October 31:

	Year Ended October 31,
	2010	2009	2008
	(In thousands)

US	$19,060	$19,007	$9,932
Foreign	12,003	3,053	(21,608)
Total	31,063	22,060	(11,676)

The components of the provision (benefit) for income taxes from continuing operations were as follows for the years ended October 31:

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$1,529	$6,590	$5,982
State	1,062	1,157	726
Foreign	960	567	473
	3,551	8,314	7,181
Deferred:
Federal	2,304	(2,254)	(4,009)
State	(84)	(67)	(272)
Foreign	2,209	1,093	797
	4,429	(1,228)	(3,484)
Total	$7,980	$7,086	$3,697

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended October 31:

	Year Ended October 31,
	2010	2009	2008

Federal income tax at the statutory rate	35.0%	35.0%	(35.0%)
State income taxes, net of federal benefits	2.3%	1.9%	1.8%
Foreign and U.S. tax rate differential	(2.8%)	1.2%	10.5%
Goodwill impairment	0.0%	0.0%	56.9%
Interest expense	(3.1%)	(3.8%)	(8.3%)
Domestic production activities	(0.6%)	(1.5%)	(3.5%)
Foreign dividend inclusion	0.0%	2.1%	3.9%
Tax credits	(5.5%)	(6.6%)	(9.0%)
Withholding tax	2.7%	2.7%	3.9%
Change in valuation allowance	(0.8%)	0.2%	5.1%
Change in liability for uncertain tax positions	(2.8%)	(0.5%)	1.8%
Other	1.3%	1.4%	3.6%
Effective tax rate	25.7%	32.1%	31.7%

Deferred tax assets and liabilities consisted of the following as of October 31:

	Year Ended October 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Inventories	$2,358	$3,040
Employee benefits	2,366	2,096
Stock-based compensation	5,301	5,242
Fixed assets	1,498	-
Foreign net operating loss carryforward	6,917	8,036
Intangible assets	4,883	6,125
Other	3,223	4,612
Total gross deferred tax assets	26,546	29,151
Less: valuation allowance	(1,526)	(1,869)
Deferred tax assets	25,020	27,282

Deferred tax liabilities:
Intangible assets	5,668	5,307
Inventories	1,071	692
Fixed assets	4,435	2,786
Employee benefits	820	-
Other	598	2,508
Total gross deferred tax liabilities	12,592	11,293

Net deferred tax assets	$12,428	$15,989

We have income tax net operating loss carryforwards related to our international operations of approximately $25,518 which have an indefinite life.  As of October 31, 2010 and 2009 there were valuation allowances of $1,526 and $1,869, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition.

We have estimated foreign tax credit carryforwards of $301 for U.S. Federal income tax purposes.  The United States foreign tax credit carryforward will begin to expire in 2020.  We believe that it is more likely than not that the benefit from this foreign tax credit carryforward will be realized within the carryforward period.

We have not provided U.S. Federal income tax on $16,000 of undistributed earnings of our foreign subsidiaries.  We intend to permanently reinvest such earnings outside the United States.  Upon distribution of these earnings in the form of dividends or capital gains, we would be subject to U.S. income tax net of applicable foreign tax credits. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended October 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of year	$1,322	$1,484	1,334
Increases related to prior year tax positions	631	18	24
Decreases related to prior year tax positions	-	(22)	-
Increases related to current year tax positions	54	100	126
Reductions for settlements with taxing authorities	-	(258)	-
Reductions due to lapse of statutes of limitations	(883)	-	-
Balance at year end	$1,124	$1,322	$1,484

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $494 and $1,322 as of October 31, 2010 and 2009, respectively. No significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

We have a policy of recognizing interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and within the related tax liability line in the consolidated balance sheet. For the years ended October 31, 2010 and 2009, we recognized a benefit of $107 and $26, respectively, related to interest and penalties in our consolidated statement of operations.  Our total accrued interest and penalties as of October 31, 2010 and 2009 is $122 and $229, respectively.

We filed numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, we are no longer subject to United States federal, state and local, or foreign income tax examinations for years before 2005.

14. OPERATING SEGMENTS

We report segment information based on the “management approach.” The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. Our products primarily relate to our casino customers’ table game activities and focus on either increasing their profitability, productivity and security or expanding their gaming entertainment offerings in the form of electronic table games or electronic slot machines. Our business is segregated into the following four operating segments: Utility, Proprietary Table Games (“PTG”), Electronic Table Systems (“ETS”) and Electronic Gaming Machines (“EGM”).

See Note 1 for a detailed discussion of our four segments. Each segment’s activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of its product lines. We evaluate the performance of our operating segments based on net revenues, gross margin and operating income.

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income (loss) includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect operating expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

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

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	Year Ended October31,
	2010	2009	2008
	(In thousands)
Revenue:
Utility	$77,357	$71,707	$80,893
Proprietary Table Games	40,430	38,697	38,594
Electronic Table Systems	42,398	22,342	27,461
Electronic Gaming Machines	41,117	46,598	42,898
Unallocated Corporate	-	83	160
	$201,302	$179,427	$190,006
Gross profit (loss):
Utility	$47,024	$40,513	$46,097
Proprietary Table Games	32,356	32,079	31,983
Electronic Table Systems	21,580	9,430	13,068
Electronic Gaming Machines	23,010	23,643	19,662
Unallocated Corporate	-	6	92
	$123,970	$105,671	$110,902
Operating income (loss):
Utility	$40,233	$32,742	$36,078
Proprietary Table Games	27,880	29,035	28,957
Electronic Table Systems	11,802	3,427	(16,105)
Electronic Gaming Machines	14,690	16,529	11,693
Unallocated Corporate	(59,263)	(57,058)	(61,682)
	$35,342	$24,675	$(1,059)
Depreciation and amortization:
Utility	$7,924	$8,997	$9,497
Proprietary Table Games	6,390	4,836	4,310
Electronic Table Systems	5,599	6,715	6,335
Electronic Gaming Machines	144	840	1,422
Unallocated Corporate	2,811	2,127	1,876
	$22,868	$23,515	$23,440
Capital expenditures:
Utility	$12,426	$6,889	$6,699
Proprietary Table Games	1,492	1,469	1,338
Electronic Table Systems	8,470	7,836	6,860
Electronic Gaming Machines	-	24	691
Unallocated Corporate	5,265	1,415	1,838
	$27,653	$17,633	$17,426
Assets, end of year:
Utility	$109,549	$113,994	$105,472
Proprietary Table Games	52,667	52,722	47,281
Electronic Table Systems	71,081	51,003	48,752
Electronic Gaming Machines	37,773	41,468	26,170
Unallocated Corporate	32,890	26,282	34,255
	$303,960	$285,469	$261,930

Certain information for the years ended October 31, 2009 and 2008, above has been reclassified to conform to the current presentation.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2010, 2009 and 2008, sales to customers outside the United States accounted for 51%, 50% and 53% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	Year Ended October 31,
	2010		2009		2008
	(In thousands)
Revenue:
United States	$98,886	49.1%	$89,073	49.7%	$90,292	47.5%
Canada	8,032	4.0%	9,754	5.5%	7,298	3.8%
Other North America	3,443	1.7%	3,458	1.9%	2,235	1.2%
Europe	9,114	4.5%	7,751	4.3%	14,631	7.7%
Australia	61,801	30.7%	56,767	31.6%	57,692	30.4%
Asia	17,930	9.0%	10,251	5.7%	11,761	6.2%
Other	2,096	1.0%	2,373	1.3%	6,097	3.2%
	$201,302	100.0%	$179,427	100.0%	$190,006	100.0%
Long-lived assets, end of year:
United States	$35,942	73.6%	$28,805	76.8%	$38,176	85.9%
Austria	2,954	6.0%	1,225	3.3%	1,004	2.3%
Australia	7,847	16.0%	5,853	15.6%	4,791	10.8%
Other	2,151	4.4%	1,614	4.3%	465	1.0%
	$48,894	100.0%	$37,497	100.0%	$44,436	100.0%

Long-lived assets for fiscal 2010 exclude deferred income taxes, goodwill and other intangible assets and fiscal 2009 and 2008 information above have been revised to conform to the current presentation. The 2009 and 2008 schedules previously included deferred income taxes, goodwill and other intangible assets of $43,796 and $37,286, respectively, for the Americas, $46,687 and $45,084, respectively, for Austria, $58,866 and $47,936, respectively, for Australia and $6,065 and $6,789, respectively, for other geographic locations.

15. COMMITMENTS AND CONTINGENCIES

Operating leases.  We lease office, production, warehouse and service facilities, office equipment and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $2,598, $2,570 and $2,389 for fiscal 2010, 2009 and 2008, respectively.

Estimated future minimum lease payments under operating leases subsequent to October 31, 2010 are as follows:

October 31,	(In thousands)

2011	2,440
2012	2,002
2013	1,094
2014	502
2015	296
Thereafter	242
$6,576

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2010 and 2009, minimum aggregate severance benefits totaled $5,670 and $6,063, respectively.

Severance obligations. Related to the departure of several senior executives as well as the passing of our former CEO, we have incurred severance costs of $2,631 for the year ended October 31, 2010. The $2,631 severance costs were comprised of $816 of accelerated stock compensation expense and $1,815 of cash salary and related benefits and are expected to be paid out over a three-year period. For the years ended October 31, 2009 and 2008, we incurred severance costs of $6,838 and $1,023, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss has been incurred and the amount of the related loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

GEI – In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) and Yehia Awada (“Awada”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The lawsuit alleges that GEI/Awada's 3-5-7 Poker™ game infringes one of our Three Card Poker™ patents and one of our Let-It-Ride® patents.  We were seeking a permanent injunction and an undetermined amount of damages at that time against GEI/Awada.

On March 6, 2008, the Court ordered the Clerk to enter default against GEI/Awada, which default was entered on that same date.  In accordance with the Court's order of March 6, 2008, we sought appropriate damages, an injunction and costs to be included in a default judgment.  On June 13, 2008, the Court issued a Default Judgment against Awada and GEI for $792 and also issued a permanent injunction against their 3-5-7 Poker game, which judgment was entered on July 8, 2008. The judgment is still outstanding. There is no assurance of collectability of this judgment.

In August 2008, we started certain proceedings to collect the judgment for $792 entered on July 8, 2008, including but not limited to, a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada, related to the fraudulent transfer of certain intellectual property assets by Awada/GEI.   The Court entered an order on August 11, 2008, that in part required GEI/Awada to remove all 3-5-7 Poker games by August 12, 2008, with which they complied, on a later date, to the best of our knowledge.

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

Class Action Lawsuits –

a.  Stocke—On June 1, 2007, a putative class action complaint for violation of the federal securities laws against the Company and our then Chief Executive Officer, Mark L. Yoseloff and  our then Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006 and March 12, 2007.  The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin.  The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  These claims allegedly relate to our March 12, 2007, announcement that we would restate our fiscal fourth quarter and full year financial results.  The complaint sought compensatory damages in an unstated amount.  On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff.

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

On November 30, 2007, the Court appointed the “Shuffle Master Institutional Investor Group,” consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as lead plaintiffs.  Grant & Eisenhofer was the lead plaintiffs' counsel.

A Consolidated Amended Class Action Complaint (“Consolidated Complaint”) was filed on February 5, 2008.  The Consolidated Complaint asserted the same causes of action for violation of federal securities law as the initial lawsuits and applies to a class period of February 1, 2006 to March 12, 2007.  The Consolidated Complaint contained essentially the same material allegations as in the initial lawsuits and also contains allegations arising out of the Company's acquisition of Stargames and disclosures concerning the Company's internal controls.  This Consolidated Complaint superseded all previously filed lawsuits covering this class period.  On March 25, 2008, defendants filed a Motion to Dismiss.  On March 23, 2009, the Court denied our Motion to Dismiss.  The defendants answered on April 29, 2009.

On February 2, 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement.  The Motion was granted on February 4, 2010, and the Court set a hearing in May 2010, subsequently rescheduled to June 8, 2010, where the Court was to decide whether to give final approval for the settlement.  Our D&O insurance carriers escrowed the monetary settlement in full, equal to $13,000, subject to final court approval of the settlement, which, when obtained, was to be paid to plaintiffs in full by our D&O insurance carriers, accordingly, we have recorded an insurance receivable in other current assets of $10,000 and accrued for the settlement of $10,000 in other accrued current liabilities as of October 31, 2010, of which approximately $3,000 was received from our insurers and paid to the beneficiaries of the Class Action Lawsuit during July 2010. See Note 4 for more information.

 At the June 8, 2010 hearing, the Court gave its final approval to this settlement.  On June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal has been filed from the order and final judgment.  We consider the matters to be materially concluded.

Shareholder Derivative Suits –

a.  Shareholder Derivative Lawsuit I (“Pirelli”) – On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint in the U.S. District Court for the District of Nevada against our then CEO, Mark Yoseloff, our then President, Paul Meyer, our then CFO, Richard Baldwin, our then General Counsel, Jerome R. Smith and the then current members of our Board of Directors.  The Company was also named as a nominal defendant.  On September 24, 2007, plaintiffs voluntarily dismissed Mr. Smith from the case without prejudice.  The complaint, on behalf of the Company, alleged breach of fiduciary duty and related causes of action against the defendants.  The allegations generally related to the restatement of the Company's fiscal 2006 annual results and our acquisition of Stargames and were very similar to the allegations in the class action lawsuits, discussed above.  The complaint sought an unspecified amount of damages.

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

b.  Shareholder Derivative Lawsuit II—On September 17, 2007, Chad Hodgkins filed a shareholder derivative complaint against our then CEO, Mark Yoseloff, our  then CFO, Richard Baldwin, former Board of Directors member Todd Jordan and current Board of Directors members Mr. Saunders and Mr. Castle.  The Company was also named as a nominal defendant.  The complaint was filed in the U.S. District Court for the District of Nevada.  The complaint, on behalf of the Company, alleged breach of fiduciary duty and related causes of action against the defendants.  The allegations generally related to the restatement of the Company's fiscal 2006 annual results and our acquisition of Stargames and were very similar to the allegations in the three class action lawsuits and the Pirelli case described above.  The complaint sought an unspecified amount of damages.

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

c.  Shareholder Derivative Lawsuit III (the “State Derivative Lawsuit”)

On November 9, 2009, Gerard Denham, derivatively on behalf of Nominal Defendant Shuffle Master, Inc., filed a lawsuit in the Eighth Judicial District Court, Clark County, Nevada, against the following defendants:  Mark L. Yoseloff, Richard L. Baldwin, Garry W. Saunders, Louis Castle, Phillip Peckman, John Bailey, Todd D. Jordan, Ken Robson, William Warner and Nominal Defendant, Shuffle Master, Inc.  The claims in this case were substantively similar to Shareholder Derivative Lawsuits I and II discussed above.  Defendant Yoseloff is our former CEO.  Defendant Baldwin is our former CFO.  Defendants Saunders, Castle and Bailey are current members of our Board of Directors.  Defendants Jordan, Robson, Warner and Peckman are former members of our Board of Directors.  The claims stemmed from a demand made by the plaintiff on our Board of Directors in July 2007 and the September 2009 rejection of the demand in a letter by a Special Demand Review Committee created by our Board.  The complaint contains the following claims against all defendants:

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

 In May 2010, the parties, including the federal derivative plaintiffs, agreed upon a settlement in principle, subject to documentation and  state court approval with the following material terms if the settlement is approved:  (i) Shareholder Derivative Lawsuits I and II were to be dismissed with prejudice and all defendants released; (ii) we have made and will make certain corporate governance changes;  (iii) we continue to deny any wrongdoing; and (iv) we will not be paying any amounts  to the parties in the settlement, but a payment of the plaintiffs' attorneys' fees of $1,000 was made by our D&O insurance carriers on or about September 9, 2010.   Accordingly, we have recorded an insurance receivable in other current assets of $1,000 and accrued for the settlement of $1,000 in other accrued current liabilities as of October 31, 2010. See Note 4 for more information.

On or about May 25, 2010, pursuant to stipulation between the parties, Defendant Phillip Peckman and Defendant John Bailey were ordered by the Court to be dismissed from the case without prejudice.

On July 29, 2010, a Stipulation of Settlement reflecting the above terms of the settlement was filed by all parties.  On July 29, 2010, the Plaintiff filed a Motion for Order Preliminarily approving Derivative Settlement and Providing for Notice. The Motion was set for hearing on September 2, 2010.  The Motion also concerns Shareholder Derivative Lawsuits I and II.  The settlement that we sought to have approved was materially the same as the settlement in principle which was reached in May of 2010.

During the September 2, 2010 hearing, the Court preliminarily approved the settlement terms.  The Court set a hearing for October 26, 2010 to hear any objections to the proposed settlement and to decide whether to finally approve the settlement. On October 27, 2010, an order by the Court was filed finally approving the settlement.  The time to file an appeal of this order approving the settlement expired on November 30, 2010 without any appeal being filed.  Other than our compliance with the terms of the settlement, the Shareholder Derivative Lawsuit III is concluded.  Shareholder Derivative Lawsuits I and II were dismissed by the Court on December 16, 2010.

Prime Table Games, et al. vs. Shuffle Master –

On August 25, 2008, Prime Table Games LLC, Derek Webb, Hannah O’Donnell and Prime Table Games UK (collectively, “Prime Table”) filed suit against the Company in the United States District Court for the Southern District of Mississippi.  The complaint primarily involves our Three Card Poker game and alleges that certain conduct of the Company constituted a violation of various federal antitrust laws and also asserts related claims.  Other claims included the following (some of which were related to Three Card Poker and others related to other games):  breach of contract (including certain equitable claims), breach of the duty of good faith and fair dealing, patent infringement, patent misuse and unfair trade practices.  Prime Table was seeking in excess of $15,000 in damages, plus various equitable remedies, including without limitation, rescission or reformation of the non-competition and first right of refusal provisions of our Three Card Poker purchase agreement with plaintiffs and a ruling that the Three Card Poker patents are unenforceable.

On August 29, 2008 and October 22, 2008, respectively, Prime Table filed amended complaints.  The amended complaints did not materially modify the allegations made in the complaint referenced above and filed on August 25, 2008.

On October 24, 2008, we filed a Motion to Transfer Venue pursuant to 28 U.S.C. § 1404(a).  The Motion asked the Court to transfer venue to the United States District Court for the District of Nevada, Southern Division.   On November 17, 2008, we filed a Motion to Dismiss several of Prime Table’s causes of action pursuant to Federal Rule of Civil Procedure 12(b)(6).  The Motion asked the Court to dismiss certain counts of the Second Amended Complaint, which included most of the antitrust claims.

On July 30, 2010, the Court indicated that the District Judge would hear the Motion to Transfer Venue on September 8, 2010.  On August 19, 2010, the Court set both our Motion to Transfer Venue and our Motion to Dismiss for hearing on September 8, 2010. In the September 8, 2010 hearing, the Court denied both motions.

On September 22, 2010 we filed an answer and counterclaims. The counterclaims revolved around claims of non-infringement/invalidity/unenforceability involving the patent upon which Prime Table sued us, alleging infringement and other claims relating to Prime Table’s obtaining certain patents that should belong to us. On October 15, 2010, Prime Table answered the counterclaims.  On November 12, 2010, Prime Table filed a Third Amended Complaint that is materially the same as the Second Amended Complaint with the exception that additional antitrust allegations were added relating to the counterclaims that we filed and the damages being sought were increased to in excess of $35,000. On November 29, 2010, we answered the Third Amended Complaint and also made counterclaims that are materially similar to the counterclaims filed on September 22, 2010.

On December 21, 2010, we entered into a License and Release Agreement with Prime Table to settle the existing litigation between the parties and to acquire intellectual property licenses related mostly to our PTG segment. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010, which represents the fair value associated with the effective settlement of the existing litigation. The remaining $3,300 will be recorded as intangible assets in December 2010. The $3,300 of intangible assets will be amortized on a straight line basis over an approximate 9 year period. On December 23, 2010, a stipulation signed by all parties was filed to dismiss this litigation.  On January 7, 2011, the Court entered an order dismissing this litigation.

 TableMAX –

On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master™ product infringes the following U.S. Patents: 5,688,174, 6,921,337 and 7,201,661.  The First Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorney’s fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337 and 7,201,661) (hereinafter collectively “TableMAX”) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, TableMAX filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master infringes U.S. Patent 7,575,512.  U.S. Patent 7,575,512 was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint based on U.S. Patent 7,575,512.  The Motion for Preliminary Injunction sought to enjoin future sales of our Table Master  product.  On October 26, 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument.  The Court also denied without prejudice various motions for summary judgment which we filed. During the discovery process, TableMAX had made new allegations that certain of our Vegas Star products infringe one of the patents in the Second Complaint.  We deny these allegations and believe that these allegations are untrue.  On January 15, 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint") which has materially the same allegations as the Second Complaint, except that it now alleges that our Vegas Star allegedly infringes all of the patents in suit which are the following US Patents: 5,688,174, 6,921,337, 7,201,661 and 7,575,512.  On June 1, 2010, in a document produced in the discovery process, it appears that TableMAX’s allegations of infringement in regards to our Vegas Star product is limited to US Patent 5,688,174.

On August 12, 2010, the Court set a status/scheduling conference for the Markman hearing for September 9, 2010.  On September 9, 2010, the Court set the Markman hearing for December 15, 2010.  On September 29, 2010, we filed a Motion to Stay pending the reexamination of all of the patents in suit.  On November 16, 2010, the Court granted the Motion to Stay and the case is presently stayed.

We deny any liability or wrongdoing.  We believe that the above claims and litigation are without merit and intend to vigorously defend the case.  Due to the uncertainty of the ultimate outcome of this matter, the impact, if any, on future financial results is not subject to reasonable estimates.

At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

Smart Shoes, Inc. (the “SSI Case”) –

On April 22, 2009, we filed a complaint for declaratory relief against Smart Shoes, Inc. and Otho D. Hill (hereafter collectively “SSI”), in the Eighth Judicial District Court, Clark County, Nevada.  The declaratory relief claim seeks a judicial finding that we do not owe any money concerning SSI’s claim that we owe approximately $1,100 in regards to certain known material patents that we had acquired (hereinafter “Hill Patents”).  We believe that the approximate amount of $1,100, if it is owed, is owed by PGIC or possibly others, but not by us.  On May 26, 2009, the defendants removed the matter to the United States District Court for the District of Nevada.  On June 9, 2009, the defendants filed an Answer and Counterclaims which included the following claims:  rescission of the assignment agreements between the defendants and PGIC for certain patents and imposition of a constructive trust; declaration of priority of rights as to the certain patents under federal patent law; the defendants’ priority of rights as to the certain patents based on prior recorded assignments; the defendants’ priority of rights as to the certain patents based on prior assignments; and the defendants’ priority of rights in the certain patents based on the Nevada Uniform Commercial Code.  On July 2, 2009, we filed a Motion to Remand the entire case to the Eighth Judicial District Court, Clark County, Nevada, and a Motion to Dismiss all of the defendants’ counterclaims.  On October 14, 2009, the Court granted our Motion to Remand and denied the Motion to Dismiss as moot.  The case is no longer pending in Federal Court.

In an adversary proceeding by SSI in the United States Bankruptcy Court District of Nevada against the trustee of PGIC (the “Trustee”), the Trustee filed motions (“Trustee’s Motions”) to approve:  (1) compromise and settlement pursuant to Bankruptcy Rule 9019 approving settlement between Smart Shoes, Inc. and Otho D. Hill and Progressive Gaming International Corporation fdba Mikohn Gaming Corporation; and (2) conferral of derivative rights to sue by Smart Shoes, Inc. and Otho D. Hill, on behalf of the Trustee. The Trustee’s Motions were set for hearing on January 26, 2010 and were eventually continued to April 6, 2010.  If the Trustee’s Motions are granted by the Court then: (1) SSI’s agreement with PGIC regarding the Hill Patents would be rescinded; (2) SSI would have the right to try and bring an avoidance action against us and others regarding the earlier foreclosure of the assets of PGIC (hereinafter “Foreclosure”) which among other assets allegedly transferred to IGT the Hill Patents and the Binding Term Sheet of February 17, 2009 between us and IGT relating to the Hill Patents and related issues (hereinafter “Binding Term Sheet”).   If the Court grants the Trustee’s Motions and SSI were able to succeed in an avoidance action against us then: (i) we may have to pay approximately $1,530 in additional royalties; and (ii)  the rights that we received in regards to the known material patents that are part of the PGIC Table Games Division acquisition and the associated patent license agreement may be adversely affected; and (iii) our agreement with IGT, as reflected in the Binding Term Sheet and another agreement with IGT, could be modified, terminated or otherwise adversely impact.  The Trustee withdrew the Trustee’s Motions on March 8, 2010.

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

In February 2010, we also reached a separate settlement in principle with the Trustee in its bankruptcy case on behalf of the Estate of PGIC (the “Estate”), over related claims which could have also affected our legal title to the Hill Patents.  The settlement is subject to the Bankruptcy Court’s approval and finalization with the Trustee.  The proposed settlement would settle any claims that the Estate of PGIC/Trustee may have against us as a result of  the Foreclosure, the Hill Patents, our acquisition of the PGIC Table Games Division in September 2007, including but not limited to claims for $1,530 in additional royalties, the rights that we received in regard to the known material patents that are part of the acquisition of PGIC’s Table Game Division in September 2007 and the associated patent license agreement, and other issues.  The settlement will involve an immaterial cash payment by us to the Estate.  If approved by the Bankruptcy Court and not overturned on any appeal, all potential claims related to this matter should be materially resolved.  On July 15, 2010, the Trustee filed a Motion to Approve the above referenced settlement.  That motion was set for hearing on September 1, 2010.

During the September 1, 2010 hearing, the Court approved our settlement with the Trustee. An order approving our settlement was entered on September 10, 2010.  No appeal was filed and the time to appeal the order has expired.  We consider this matter to be concluded.

Macau Rapid Baccarat Patent Issue –

On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from the Macau SAR seized a Rapid Baccarat® unit related to an alleged claim of patent infringement by a Macau patent owner.  There is a possibility of future legal proceedings being commenced against our subsidiary, Shuffle Master Asia Limited (“SMAL”) and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, which is a criminal matter in Macau. On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed and on the report of the Macau Customs SAR.  On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  The judge made no ruling on the patent holder’s appeal itself and thus no decision has yet been reached on whether a proceeding against our subsidiary SMAL will be opened. If the patent holder’s appeal to the Macau Court System is successful, then a criminal case for patent infringement against SMAL and its directors could be instituted (i.e., the case being opened).  No proceeding against either SMAL or any of its directors has yet been commenced.

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

We deny any liability or wrongdoing.  At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

Wright Matter – On November 7, 2009, Sam Wright was playing a Vegas Star craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42,000 appeared on the machine.  On April 26, 2010, we received notice for the first time that Mr. Wright had purported to file a patron dispute with the Louisiana State Police Gaming Division.  The purported patron dispute requests that Harrah’s New Orleans Casino and/or we acknowledge the gaming debt of $42,000 to Mr. Wright.  If Mr. Wright is successful in this purported patron dispute, we may have potential indemnity obligations to Harrah’s New Orleans Casino in the amount of approximately $42,000 plus attorney’s fees and costs or we may be liable directly to Mr. Wright for approximately $42,000.

On October 14, 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, section rule or internal controls.

On November 5, 2010, Mr. Wright filed a Petition for Damages with the Civil District Court for the Parish of Orleans, State of Louisiana.  The defendants in the lawsuit are us, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company.  The Petition claims damages of approximately $43,000 plus possible treble damages, attorney’s fees and costs.  The Petition was served on us on January 11, 2011.

We deny any liability or wrongdoing.  At this time, subject to judicial and other risks beyond our control, we do not believe that we will suffer any loss, but if we did, such loss cannot be reasonably estimated.  Further, subject to judicial and other risks beyond our control, we do not believe that the loss, if any, would be material.

Taiwan Fulgent case - On November 17, 2009, we filed a lawsuit for patent infringement against Taiwan Fulgent Enterprise, Co., LTD. (“Taiwan Fulgent”) in the United States District Court for the District of Nevada.  The lawsuit alleges that a certain type of Taiwan Fulgent product infringes the following U.S. patents: 6,588,751; 7,255,344 and 7,322,576 ( “SMI Patents in Suit”).  This Taiwan Fulgent product is a continuous shuffler similar to our one2six product.  We believe that the SMI Patents in Suit are valid and infringed, but, like in any patent lawsuit, there is a risk that a court will disagree with us on one or both of those issues. On January 25, 2010, the Defendant filed an Answer and Counterclaimed for a Declaratory Judgment that the Defendant does not infringe the SMI Patents in Suit and that the SMI Patents in Suit are invalid.  On February 22, 2010, we reached a settlement with Taiwan Fulgent whereby Taiwan Fulgent has agreed to respect our  patent rights in the United States but without any admission of infringement or liability by Taiwan Fulgent.  The settlement is otherwise confidential.  On February 23, 2010, all claims and counterclaims in the case were dismissed without prejudice with all parties to bear their own attorney’s fees and costs.

16. SUBSEQUENT EVENTS

Newton Shuffler LLC. On November 15, 2010, we entered into a purchase agreement and related agreements (the “Purchase Agreement”) with Newton Shuffler LLC and related parties (“Newton”) whereby we acquired substantially all of the intellectual property assets of Newton.  Under the terms of the Purchase Agreement, we paid Newton an upfront payment of $6,500.  The Purchase Agreement also calls for approximately $1,400 to be paid over a 9-year period.  In connection with the Purchase Agreement, we also entered into non-competition agreements with Newton and the major owners of Newton.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2010 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2010.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2010. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of the company's internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•
Information regarding our directors, including the audit committee financial expert, appears under the caption “Election of Directors” in our Fiscal 2010 Proxy Statement and is incorporated herein by reference.

•	Executive Officers of the Registrant. The information under the caption “Executive Officers” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

•	Corporate Governance. The information under the caption “Corporate Governance” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

•
Compliance with Section 16(a) of the Exchange Act. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Independent Director Compensation,” “Certain Relationships and Related Party Transactions—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our Fiscal 2010 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2010 Proxy Statement under the captions “Independent Registered Public Accountant” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
		See Item 8 to this Annual Report on Form 10-K for applicable financial statement schedules.
	3.	Management Contracts, Compensatory Plans and Arrangements.
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

	10.1†	Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
	10.2†	Amendment to the Shuffle Master, Inc. 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
	10.3†	Shuffle Master, Inc. Restated Outside Directors’ Option Plan dated January 24, 2002 (Incorporated by reference to exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).
	10.4†	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.26 in our Current Report on Form 8-K, filed November 13, 2008).
10.5†
The Shuffle Master, Inc. 2004 Equity Incentive Plan For Non-Employee Directors (As Amended and Restated on December 31, 2008) (Incorporated by reference to exhibit 10.2 in our Current Report on Form 8-K, filed January 7, 2009).

	10.6†	Amended and Restated Employment Agreement, by and between Shuffle Master, Inc. and David Lopez (Incorporated by reference to exhibit 10.6 in our Current Report on Form 8-K, filed January 7, 2009).
	10.7†	The Shuffle Master, Inc. 2004 Equity Incentive Plan (as Amended and Restated on January 28, 2009) (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed June 9, 2009).
	10.8†	Employment Agreement, by and between Shuffle Master, Inc. and Linster W. Fox (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed August 6, 2009).
	10.9†	Employment Agreement, by and between Shuffle Master, Inc. and Roger Snow (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-Q, filed September 8, 2010).
10.10*
Credit Agreement, dated October 29, 2010, among Shuffle Master, Inc., Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arranger and joint lead bookrunner, Bank of America, N.A. as syndication agent and Union Bank, N.A. as a documentation agent.

	21	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
	23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
	31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1**	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Certain parts of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[***]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information to the Registrant.

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

SHUFFLE MASTER, INC.

Dated: January 13, 2011	By:	/s/ DAVID LOPEZ
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID LOPEZ	Interim Chief Executive Officer (Principal Executive Officer)	January 13, 2011
David Lopez

/s/ LINSTER W. FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	January 13, 2011
Linster W. Fox

/s/ GARRY W. SAUNDERS	Chairman of the Board of Directors	January 13, 2011
Garry W. Saunders

/s/ JOHN R. BAILEY	Director	January 13, 2011
John R. Bailey

/s/ LOUIS CASTLE	Director	January 13, 2011
Louis Castle

Director
Eileen F. Raney *

Director
A. Randall Thoman *

/s/ DANIEL M. WADE	Director	January 13, 2011
Daniel M. Wade

* Since Eileen F. Raney and A. Randall Thoman were both appointed to the Board of Directors on January 10, 2011, they have not executed this Annual Report on Form 10-K.