Form 10-Q
period 2011-01-31
SHUFFLE MASTER INC
filed 2011-03-10
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR
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

As of March 7, 2011, there were 54,031,171 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2011

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Revenue:
Product leases and royalties	$23,576	$20,493
Product sales and service	20,239	19,843
Total revenue	43,815	40,336
Costs and expenses:
Cost of leases and royalties	7,182	6,304
Cost of sales and service	7,465	9,185
Gross profit	29,168	24,847
Selling, general and administrative	16,201	14,357
Research and development	5,916	4,962
Total costs and expenses	36,764	34,808

Income from operations	7,051	5,528

Other income (expense):
Interest income	126	138
Interest expense	(701)	(1,056)
Other, net	157	654
Total other income (expense)	(418)	(264)
Income from operations before tax	6,633	5,264
Income tax provision	1,829	1,585
Net income	$4,804	$3,679

Basic and diluted earnings per share:	$0.09	$0.07

Weighted average shares outstanding:
Basic	54,132	53,216
Diluted	54,895	54,056

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 31,	October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,099	$9,988
Accounts receivable, net of allowance for bad debts of $502 and $466	28,737	41,176
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $108 and $113	2,190	1,806
Inventories	32,234	27,351
Prepaid income taxes	7,041	7,086
Deferred income taxes	5,075	5,091
Other current assets	14,258	14,969
Total current assets	107,634	107,467
Investment in sales-type leases and notes receivable, net of current portion	817	1,104
Products leased and held for lease, net	32,911	31,975
Property and equipment, net	13,006	12,642
Intangible assets, net	69,701	64,144
Goodwill	81,052	75,932
Deferred income taxes	6,776	7,523
Other assets	3,078	3,173
Total assets	$314,975	$303,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,396	$7,013
Accrued liabilities and other current liabilities	24,080	34,762
Deferred income taxes, current	115	116
Customer deposits	3,204	2,973
Income tax payable	184	74
Deferred revenue	5,244	3,901
Total current liabilities	38,223	48,839
Long-term debt	79,781	66,262
Other long-term liabilities	2,512	2,641
Deferred income taxes	69	70
Total liabilities	120,585	117,812
Commitments and Contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 54,013 and 53,650 shares issued and outstanding	540	536
Additional paid-in capital	111,319	108,705
Retained earnings	54,052	49,248
Accumulated other comprehensive income	28,479	27,659
Total shareholders' equity	194,390	186,148
Total liabilities and shareholders' equity	$314,975	$303,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,804	$3,679
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,761	6,125
Amortization of debt issuance costs	119	261
Share-based compensation	735	1,008
Provision for bad debts	98	158
Write-down for inventory obsolescence	-	267
Gain on sale of leased assets	(1,501)	(1,530)
Loss (gain) on sale of assets	59	(49)
Excess benefit from exercise of stock options	(600)	-
Changes in operating assets and liabilities:
Accounts receivable	12,037	13,707
Investment in sales-type leases and notes receivable	287	(401)
Inventories	(4,843)	(1,456)
Accounts payable and accrued liabilities	(12,308)	(8,752)
Customer deposits and deferred revenue	1,565	(1,485)
Income taxes payable, net of stock option exercises	105	(28)
Deferred income taxes	1,224	36
Prepaid income taxes	47	1,283
Other	698	(984)
Net cash provided by operating activities	8,287	11,839

Cash flows from investing activities:
Proceeds from sale of leased assets	2,086	1,796
Proceeds from sale of assets	47	50
Payments for products leased and held for lease	(4,277)	(5,026)
Purchases of property and equipment	(930)	(729)
Purchases of intangible assets	(4,910)	(1,576)
Acquisition of business	(6,499)	-
Other	(221)	(268)
Net cash used in investing activities	(14,704)	(5,753)

Cash flows from financing activities:
Proceeds from Revolver borrowings	16,501	-
Debt payments on Revolver	(4,000)	-
Proceeds from Deutsche Bank Senior Secured Credit Facility	-	8,245
Debt payments on Deutsche Bank Senior Secured Credit Facility	-	(1,000)
Debt payments on Term Loan	-	(4,332)
Proceeds from issuances of common stock, net	1,437	-
Excess benefit from exercise of stock options	600	-
Other	(14)	(83)
Net cash provided by financing activities	14,524	2,830

Effect of exchange rate changes on cash and cash equivalents	4	14

Net increase in cash and cash equivalents	8,111	8,930
Cash and cash equivalents, beginning of period	9,988	7,840
Cash and cash equivalents, end of period	$18,099	$16,770

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

Utility. Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. This segment also includes our i-Shoe Auto™ card reading shoe that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games as well as proprietary features added to public domain games such as poker, baccarat, paigow poker and blackjack table games.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we offer our customers long-term financing arrangements. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our office and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Australasia.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated. The unaudited condensed balance sheet as of October 31, 2010 was derived from the audited financial statements as of that date and was retrospectively adjusted to reflect the adoption of new authoritative guidance, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). All amounts are in thousands except unit/seat and per share amounts.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on January 13, 2011.  The results of operations for the three months ended January 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Receivables, allowance for doubtful accounts and credit quality of financing receivables. Accounts receivable is stated at face value less an allowance for doubtful accounts. We generally grant customers credit terms for periods of 30 to 90 days. Our investment in sales-type lease receivables is comprised of contracts. These contracts include extended payment terms granted to qualifying customers for periods from one to three years and are secured by the related products sold.

We evaluate the credit quality of the receivables and establish an allowance for doubtful accounts based primarily upon collection history, using a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, we utilize historic collection experience, where applicable, to establish an allowance for doubtful accounts receivable. A specific reserve is allocated when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts are recorded as adjustments to bad debt expense.

Uncollectible contracts are written off when it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

As of January 31, 2011, our trade and investment in sales-type lease receivables and related allowances were as follows:

	Accounts Receivable as of January 31, 2011
	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
	(In thousands)
Trade receivables, current	$29,239	$8,569	$20,670

Investment in sales-type lease receivables, current	2,298	356	1,942
Investment in sales-type lease receivables, non-current	817	248	569
	3,115	604	2,511

Total current	$31,537	$8,925	$22,612
Total noncurrent	$817	$248	$569

	Allowance for Doubtful Accounts as of January 31, 2011
	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
	(In thousands)
Trade receivables, current	$(502)	$(308)	$(194)

Investment in sales-type lease receivables, current	(78)	(49)	(29)
Investment in sales-type lease receivables, non-current	(30)	(19)	(11)
	(108)	(68)	(40)

Total current	$(580)	$(357)	$(223)
Total noncurrent	$(30)	$(19)	$(11)

	Allowance for Doubtful Accounts as of October 31, 2010
	Ending Balance	Ending Balance Individually Evaluated For Impairment	Ending Balance Collectively Evaluated For Impairment
	(In thousands)
Trade receivables, current	$(466)	$(254)	$(183)

Investment in sales-type lease receivables, current	(71)	(23)	(48)
Investment in sales-type lease receivables, non-current	(42)	(14)	(28)
	(113)	(37)	(76)

Total current	$(537)	$(277)	$(231)
Total noncurrent	$(42)	$(14)	$(28)

We monitor the credit quality of receivables based upon past due aging information and historic collection experience. Receivables are classified as past due if a scheduled payment is not received within terms. Past due accounts are monitored closely to expedite payments and to record necessary allowances. The following summarizes the aging of past due receivables:

	Age Analysis of Past Due Receivables as of January 31, 2011
	1 to 30 Days Past Due	31 to 60 Days Past Due	61 to 90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Receivable
	(In thousands)
Trade receivables	$5,412	$1,321	$919	$1,772	$9,424	$19,815	$29,239
Investment in sales-type lease receivables	-	-	-	-	-	3,115	3,115

Investment in sales-type lease receivables consists of amounts that are not yet billable according to the terms of the contracts, therefore, there are no past due amounts. When invoiced, amounts are transferred to trade accounts receivable.

Revenue recognition. We recognize revenues when all of the following have been satisfied:

•	persuasive evidence of an arrangement exists;

•	the price to the customer is fixed and determinable;

•	delivery has occurred and any acceptance terms have been fulfilled; and

•	collection is reasonably assured.

Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

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

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Our EGM, Table Master and Vegas Star products that contain both software and non-software components that function together to deliver the product’s essential functionality were previously subject to software revenue recognition rules. Under the new Accounting Standards Updates (“ASUs”)adopted for new and materially modified arrangements entered into after the beginning of our first quarter of fiscal 2010, our EGM, Table Master and Vegas Star products no longer fall under the scope of software revenue recognition rules and are generally recognized upon delivery and customer acceptance.

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

Most of our products and services qualify as separate units of accounting, and the new guidance does not change this premise. When VSOE or TPE is not available, BESP is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for undelivered elements will no longer be deferred. Generally, revenues allocated to future performance obligations elements will be recognized upon delivery and customer acceptance.

Other recently adopted accounting standards. As of January 31, 2011, we adopted accounting standards related to the disclosure about the credit quality of financing receivables and allowances for credit losses which addresses concerns about the sufficiency, transparency and other robustness of credit risk disclosures for financing receivables and the related allowance for credit losses. This update is designed to provide disclosures that enable a better understanding of:

1.	the nature of credit risk inherent in our portfolio of financing receivables;

2.	how credit risk is analyzed to determine the allowance for credit losses; and

3.	changes in and reasons for changes in the allowances for credit losses.

2. SIGNIFICANT TRANSACTIONS

Newton Shuffler LLC. On November 15, 2010, we entered into a purchase agreement and related agreements (the “Purchase Agreement”) with Newton Shuffler LLC and related parties (“Newton”) whereby we acquired substantially all of the intellectual property assets of Newton.  Under the terms of the Purchase Agreement, we paid Newton an upfront payment of $6,500.  The Purchase Agreement also calls for approximately $1,400 to be paid over a 9 year period.  In connection with the Purchase Agreement, we also entered into non-competition agreements with Newton and the major owners of Newton for a period of 9 years.

We accounted for this acquisition as a business combination and allocated the total consideration of approximately $7,500 to the assets acquired based on their fair values.  We recorded approximately $2,700 to intangible assets which will be amortized on a straight line basis over a 9 year period.  The remaining $4,800 was recorded to goodwill.  We also recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of January 31, 2011 of $1,033 represents the discounted present value of the future payments, excluding imputed interest of approximately $367, using an effective interest rate of 4.4%. The Newton acquisition enhances our Utility segment by adding to our intellectual property portfolio and providing for further revenue opportunities.

Prime Table Games, LLC. On December 21, 2010, we entered into a license and release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010 which represented the fair value associated with the effective settlement of the then existing litigation. The remaining $3,300 was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

On December 21, 2010, we also entered into a remote gambling intellectual property transfer agreement (the “Remote Gambling Agreement”) in which we acquired licenses to the "Three Card Poker" internet rights in the British Isles for $1,500. The acquired internet rights include internet gambling and gambling via cell phones, in addition to certain social media uses such as play-for-fun applications on the internet.  The $1,500 was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

3. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	January 31,	October 31,
	2011	2010
	(In thousands)
Net inventories:
Raw materials and component parts	$16,048	$17,322
Work-in-process	5,748	5,325
Finished goods	10,438	4,704
Total	$32,234	$27,351

	January 31,	October 31,
	2011	2010
	(In thousands)
Other current assets:
Deferred cost of goods sold	$297	$311
Other prepaid expenses	2,977	2,483
Insurance receivables	9,840	10,840
Other receivables	769	845
Other	375	490
Total	$14,258	$14,969

Insurance receivables of $9,840 and $10,840 as of January 31, 2011 and October 31, 2010, respectively, related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits.  In February and May 2010, we entered into settlement agreements to settle the Class Action Lawsuits and Shareholder Derivative Suits for $13,000 and $1,000, respectively.  Under our Directors and Officers ("D&O") insurance policy, the settlement amounts totaling $14,000 are fully insured and reimbursable and our D&O insurance carriers paid the monetary settlement in full in accordance with Court instructions which, will be paid to beneficiaries as approved for payment by the court. As of January 31, 2011, $3,160 and $1,000 was approved for payment by the court and paid to the beneficiaries of the Class Action Lawsuits and Shareholder Derivative Suits, respectively. Accordingly, we have recorded insurance receivable and accrued legal fees of $9,840, see Note 12 for more information.

	January 31,	October 31,
	2011	2010
	(In thousands)
Products leased and held for lease:
Utility	$42,768	$41,262
Less: accumulated depreciation	(25,144)	(24,439)
Utility, net	17,624	16,823

Proprietary Table Games	4,025	3,997
Less: accumulated depreciation	(1,579)	(2,059)
Proprietary Table Games, net	2,446	1,938

Electronic Table Systems	26,282	25,437
Less: accumulated depreciation	(13,441)	(12,223)
Electronic Table Systems, net	12,841	13,214

Total, net	$32,911	$31,975

	January 31,	October 31,
	2011	2010
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	$8,401	$13,148
Accrued taxes	891	1,896
Accrued legal fees	10,143	11,376
Other accrued liabilities	4,645	8,342
Total	$24,080	$34,762

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $2,378 and $3,270 for the three months ended January 31, 2011 and 2010, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	January 31,	October 31,
	Useful Life	2011	2010
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$66,399	$64,344
Less: accumulated amortization		(47,727)	(46,925)
		18,672	17,419
Customer relationships	10 years	24,467	24,299
Less: accumulated amortization		(10,278)	(9,563)
		14,189	14,736
Licenses and other	6 - 9 years	18,517	13,328
Less: accumulated amortization		(5,329)	(4,667)
		13,188	8,661
Total		$46,049	$40,816

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $23,652 and $23,328 as of January 31, 2011 and October 31, 2010, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of January 31, 2011, are as follows:

		Proprietary	Electronic	Electronic
Activity by Segment	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)

Goodwill	$44,135	$8,317	$33,268	$11,079	$96,799
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662

Foreign currency translation adjustment	(1,820)	-	920	916	16
Other	245	1,009	-	-	1,254
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	(261)	-	181	180	100
Acquisition	4,799	-	-	-	4,799
Other	-	221	-	-	221
Balance as of January 31, 2011	$47,098	$9,547	$12,232	$12,175	$81,052

The $4,799 of additional goodwill in our Utility segment relates to the Newton acquisition during the three months ended January 31, 2011. For additional information about the Newton acquisition, see Note 2.

The $221 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the three months ended January 31, 2011, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 5.

5. DEBT

Debt consisted of the following:

	January 31,	October 31,
	2011	2010
	(In thousands)
Revolver	$77,946	$65,445
Newton future consideration	1,033	-
Other long-term debt	802	817
Total long-term debt	$79,781	$66,262

Senior Secured Credit Facility

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. The initial interest rate will be LIBOR +200 basis points ("bps"). Our effective interest rate as of January 31, 2011 was 3.7% and borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of January 31, 2011, the amount drawn under the Revolver was $77,946 and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $117,000 of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of January 31, 2011, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 1.23 to 1.0, 1.20 to 1.0 and 23.54 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

Newton future consideration.  In connection with our acquisition of Newton on November 15, 2010, we recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of January 31, 2011 of $1,033 represents the discounted present value of the future payments, excluding imputed interest of approximately $367, using an effective interest rate of 4.4%.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of January 31, 2011. As of January 31, 2011, we paid approximately $9,790 of the $12,000 maximum amount since February 2004.

6. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock. However, we generally prioritize bank debt reduction over share repurchases. As of January 31, 2011, $21,077 remained outstanding under our board authorization. We cancel shares that are repurchased. No shares were repurchased during the three months ended January 31, 2011.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income (loss). For the three months ended January 31, 2011 and 2010, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income (loss):

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Net income	$4,804	$3,679
Currency translation adjustment	820	(5,001)
Total other comprehensive income (loss)	$5,624	$(1,322)

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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

As of January 31, 2011, 1,599 and 292 shares are available for grant under the Amended 2004 Plan and 2004 Directors’ Plan, respectively.

A summary of activity under our shared-based plans is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2010	4,840	$13.56
Granted	359	11.32
Exercised	(358)	4.00
Forfeited or expired	(39)	7.74

Outstanding at January 31, 2011	4,802	$14.15	5.6	$7,306

Fully vested and expected to vest at January 31, 2011	4,752	$14.20	5.6	$7,230

Exercisable at January 31, 2011	3,395	$15.30	4.5	$4,486

For the three months ended January 31, 2011 and 2010, we issued 359 and 547stock options, with an aggregate fair market value of $2,119 and $2,201, respectively. For the three months ended January 31, 2011, 358 stock options were exercised and $608 of related tax benefit was recognized. For the three months ended January 31, 2010, there were no stock options exercised and therefore no related income tax benefits.  As of January 31, 2011, there was approximately $4,214 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.7 years.

A summary of activity related to restricted stock as of January 31, 2011is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2010	356	$16.25
Granted	238	11.46
Vested	(125)	15.24
Forfeited	(17)	9.51

Nonvested at January 31, 2011	452	$14.25	1.65	$4,672

Expected to vest	432	$14.41	1.60	$4,465

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of January 31, 2011, there was approximately $3,000 of unamortized compensation expense related to stock, which expense is expected to be recognized over a weighted-average period of 1.9 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Compensation costs:
Stock options	$521	$981
Restricted stock	214	27
Total compensation cost	$735	$1,008
Related tax benefit	$(256)	$(313)

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

Three Months Ended
January 31, 2011
Option valuation assumptions:
Expected dividend yield	None
Expected volatility	65.0%
Risk-free interest rate	1.6%
Expected term	4.4 years

8. INCOME TAXES

Our effective income tax rate from continuing operations for the three months ended January 31, 2011 and 2010 was 27.6% and 30.1%, respectively.  The lower current effective income tax rate is primarily attributable to the mix of forecasted domestic and foreign income for the year.  The current quarter effective tax rate includes a discrete tax benefit recorded for the reinstatement of the U.S. Federal R&D Tax Credit.  Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions, as well as accumulated interest and penalties.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Net income available to common shares (1)	$4,804	$3,679

Basic
Weighted average shares	54,132	53,216

Diluted
Weighted average shares, basic	54,132	53,216
Dilutive effect of options and restricted stock	763	840
Weighted average shares, diluted	54,895	54,056

Basic and diluted earnings per share	$0.09	$0.07
Weighted average anti-dilutive shares excluded from diluted EPS	3,211	3,011

(1) Net income available to participating securities was not significant.

10. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of January 31, 2011 has been calculated based on market borrowing rates available as of January 31, 2011 for debt with similar terms and maturities. The fair value of our Revolver as of October 31, 2010 approximates the carrying value as of October 31, 2010 as we closed on the Senior Secured Revolving Credit Facility on October 29, 2010. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value
	January 31, 2011	January 31, 2011	October 31, 2010	October 31, 2010	Hierarchy
	(In thousands)

Revolver	$77,946	$75,903	$65,445	$65,445	Level 2

11. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended
	January 31,
	2011	2010
	(In thousands)
Revenue:
Utility	$17,361	$17,616
Proprietary Table Games	11,226	9,035
Electronic Table Systems	8,131	8,375
Electronic Gaming Machines	7,097	5,310
	$43,815	$40,336
Gross profit (loss):
Utility	$10,848	$10,705
Proprietary Table Games	9,262	7,537
Electronic Table Systems	4,650	3,919
Electronic Gaming Machines	4,408	2,686
	$29,168	$24,847
Operating income (loss):
Utility	$9,228	$8,903
Proprietary Table Games	8,375	6,930
Electronic Table Systems	1,813	1,523
Electronic Gaming Machines	1,764	1,107
Unallocated Corporate	(14,129)	(12,935)
	$7,051	$5,528
Depreciation and amortization:
Utility	$1,252	$2,068
Proprietary Table Games	1,313	1,173
Electronic Table Systems	2,198	1,967
Electronic Gaming Machines	68	197
Unallocated Corporate	930	720
	$5,761	$6,125
Capital expenditures:
Utility	$2,197	$3,052
Proprietary Table Games	5,429	623
Electronic Table Systems	1,561	2,344
Electronic Gaming Machines	-	878
Unallocated Corporate	930	434
	$10,117	$7,331

Certain information for the three months ended January 31, 2011, above has been reclassified to conform to the current presentation.

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended
	January 31,
	2011		2010
	(In thousands)
Revenue:
United States	$26,005	59.4%	$22,490	55.8%
Canada	1,392	3.2%	2,780	6.9%
Other North America	768	1.7%	655	1.6%
Europe	1,406	3.2%	2,142	5.3%
Australia	10,951	25.0%	9,728	24.1%
Asia	2,954	6.7%	1,831	4.5%
Other	339	0.8%	710	1.8%
	$43,815	100.0%	$40,336	100.0%

12. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of January 31, 2011 and October 31, 2010, minimum aggregate severance benefits totaled $5,882 and $5,670, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

GEI – In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) and Yehia Awada (“Awada”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The lawsuit alleges that GEI/Awada's 3-5-7 Poker™ game infringes one of our Three Card Poker patents and one of our Let-It-Ride® patents.  We were seeking a permanent injunction and an undetermined amount of damages at that time against GEI/Awada.

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

On November 30, 2007, the Court appointed the “Shuffle Master Institutional Investor Group,” consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as lead plaintiffs.  Grant &Eisenhofer was the lead plaintiffs' counsel.

A Consolidated Amended Class Action Complaint (“Consolidated Complaint”) was filed on February 5, 2008.  The Consolidated Complaint asserted the same causes of action for violation of federal securities law as the initial lawsuits and applies to a class period of February 1, 2006 to March 12, 2007.  The Consolidated Complaint contained essentially the same material allegations as in the initial lawsuits and also contains allegations arising out of the Company's acquisition of Stargames and disclosures concerning the Company's internal controls.  This Consolidated Complaint superseded all previously filed lawsuits covering this class period.  On March 25, 2008, defendants filed a Motion to Dismiss.  On March 23, 2009, the Court denied the defendants' Motion to Dismiss.  The defendants answered on April 29, 2009.

On February 2, 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement.  The Motion was granted on February 4, 2010, and the Court set a hearing in May 2010, subsequently rescheduled to June 8, 2010, where the Court was to decide whether to give final approval for the settlement.  Our D&O insurance carriers escrowed the monetary settlement in full, equal to $13,000 which, when obtained, was to be paid to plaintiffs in full by our D&O insurance carriers. As of January 31, 2011, approximately $3,200 was approved for payment by the court and paid to the beneficiaries of the Class Action Lawsuits, accordingly, we have recorded an insurance receivable and accrued legal fees of approximately $9,800. See Note 3 for more information.

At the June 8, 2010 hearing, the Court gave its final approval to this settlement.  On June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal has been filed from the order and final judgment.  We consider the matters to be materially concluded.

Shareholder Derivative Suits –

a. Shareholder Derivative Lawsuit I (“Pirelli”) – On September 7, 2007, Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust filed a shareholder derivative complaint in the U.S. District Court for the District of Nevada against our then CEO, Mark Yoseloff, our then President, Paul Meyer, our then CFO, Richard Baldwin, our then General Counsel, Jerome R. Smith and the then current members of our Board of Directors.  The Company was also named as a nominal defendant.  On September 24, 2007, plaintiffs voluntarily dismissed Mr. Smith from the case without prejudice.  The complaint, on behalf of the Company, alleged breach of fiduciary duty and related causes of action against the defendants.  The allegations generally related to the restatement of the Company's fiscal 2006 annual results and our acquisition of Stargames and were very similar to the allegations in the class action lawsuits discussed above.  The complaint sought an unspecified amount of damages.

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

During the September 2, 2010 hearing, the Court preliminarily approved the settlement terms.  The Court set a hearing for October 26, 2010 to hear any objections to the proposed settlement and to decide whether to finally approve the settlement. On October 27, 2010, an order by the Court was filed finally approving the settlement.  The time to file an appeal of this order approving the settlement expired on November 30, 2010 without any appeal being filed.  Other than our compliance with the terms of the settlement, Shareholder Derivative Lawsuit III is concluded.  Shareholder Derivative Lawsuits I and II were dismissed by the Court on December 16, 2010.

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

On December 21, 2010, we entered into a License and Release Agreement with Prime Table to settle the existing litigation between the parties and to acquire intellectual property licenses related mostly to our PTG segment. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010, which represents the fair value associated with the effective settlement of the existing litigation. The remaining $3,300 was recorded as intangible assets in December 2010. The $3,300 of intangible assets will be amortized on a straight line basis over an approximate 9 year period. On December 23, 2010, a stipulation signed by all parties was filed to dismiss this litigation.  On January 7, 2011, the Court entered an order dismissing this litigation.

TableMAX – On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master product infringes the following U.S. Patents: 5,688,174, 6,921,337 and 7,201,661.  The First Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorney’s fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337 and 7,201,661) (hereinafter collectively “TableMAX”) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, TableMAX filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master infringes U.S. Patent 7,575,512.  U.S. Patent 7,575,512 was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint based on U.S. Patent 7,575,512.  The Motion for Preliminary Injunction sought to enjoin future sales of our Table Master product.  On October 26, 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument.  The Court also denied without prejudice various motions for summary judgment which we filed. During the discovery process, TableMAX had made new allegations that certain of our Vegas Star products infringe one of the patents in the Second Complaint.  We deny these allegations and believe that these allegations are untrue.  On January 15, 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint") which has materially the same allegations as the Second Complaint, except that it now alleges that our Vegas Star allegedly infringes all of the patents in suit which are the following US Patents: 5,688,174, 6,921,337, 7,201,661 and 7,575,512.  On June 1, 2010, in a document produced in the discovery process, it appears that TableMAX’s allegations of infringement in regard to our Vegas Star product is limited to US Patent 5,688,174.

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

On November 5, 2010, Mr. Wright filed a Petition for Damages with the Civil District Court for the Parish of Orleans, State of Louisiana.  The defendants in the lawsuit are the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company.  The Petition claims damages of approximately $43,000 plus possible treble damages, attorney’s fees and costs.  The Petition was served on us on January 11, 2011.  On February 9, 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.

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

There are statements herein that are forward-looking statements that are based on management’s beliefs, as well as on assumptions made by and information available to management. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject, and, other than as required by law, we assume no obligation to update or supplement such statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and are based on management’s current beliefs and expectations about future events, as well as on assumptions made by and information currently available to management. These forward-looking statements include statements that reflect management’s beliefs, plans, objectives, goals, expectations, anticipations and intentions with respect to our financial condition, results of operations, future performance and business, including statements relating to our business strategy and our current and future development plans. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “might,” “may,” “could,” and similar expressions or the negative thereof, as they relate to us or our management, identify forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K (“Form 10-K”) filed on January 13, 2011 and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing licensed casino operators and other users with products and services that improve their speed, profitability, productivity and security.  Our products are offered in highly regulated markets throughout the world.   Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced for certain sub-assemblies in the United States, Europe and Australasia.

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

Strategy

We successfully executed on our strategic priorities in fiscal years 2009 and 2010, and as a result of that success we will continue to focus on many of them through fiscal 2011. We believe we are enhancing our customer and shareholder value through our execution of the following:

•	An unwavering commitment to create innovative solutions and services for casino operators and compelling gaming experiences for players through enhanced customer centricity.

•
Reinforce our true “strategic partner” relationships with our customers by providing enhanced efficiencies, security and profitability on the casino floor. We will continue to work on developing innovative products that anticipate and respond to their needs.

•	Maintain a cost-conscious mindset, promote a lean culture, and serve as prudent stewards of shareholder capital.

•
Create long-term profitability and sustainability through our recurring revenue model. We have and will continue to invest capital in our lease business to maximize our return and build on our economic engine.

•
Foster the spirit of invention and the commitment to innovation that is at the heart of our success.  With nearly 500 approved patents pending, our pipeline for new intellectual property is robust. We believe our intellectual property collectively represents one of the strongest portfolios in the industry and our success depends upon our ability to preserve and protect our core assets.

•
Capitalize on emerging markets and the worldwide proliferation of gaming.  A large part of our success in fiscal 2010 was turning opportunities into achievements.  As new markets continue to emerge across the globe and as existing gaming markets continue to evolve, we will be two steps ahead in making the most of every opportunity that arises.

•	Sound balance sheet management will fuel growth and we will accomplish this in several ways:

o
Internal organic growth through continued investment in our recurring revenue model, global intellectual property and R&D. This will provide true growth on the Company’s top and bottom line without relying on the introduction of significant new markets.

o	Continued examination of acquisitions. We are seeking opportunities that are accretive to earnings, have strong existing recurring revenues, and merit our efforts of integration.
o	Use of our financial resources to improve our return to shareholders through continued deleveraging.

•
Promote and foster internal staff development, and deepen our bench strength.  We know our success is directly attributable to the caliber of our workforce and we remain committed to each and every employee’s development.  We will continue to set the talent bar high.

•
Drive margin improvement across all product categories. Our overall gross margin has shown continuous improvement over the past three fiscal years.  We will continue our process improvement initiatives and uncover greater operational efficiencies.  Our overall gross margin increases as lease revenue rises.  As we continue to grow these recurring revenues, we anticipate improved gross margins.

For fiscal 2011 we will also:

•
Capitalize on opportunities created from existing online gaming markets and prepare ourselves for the potential legalization of internet gambling in the U.S.  The gaming landscape is quickly evolving and we will be proactive in ensuring we are a leading content-provider in this arena.  We believe online gaming represents a significant opportunity for our future growth.

We are focused on our customers and on value-creation for our shareholders.  We will maintain continuous improvement while keeping innovation at the core of our success. We expect that with the continued execution of our strategic plan, our business will continue to grow in fiscal 2011.

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

•
Our markets for shuffler lease and sale revenue have grown recently in the United States with the approval of live table gaming in several jurisdictions such as Pennsylvania and Delaware.  A substantial share of our Utility revenue growth in the current quarter has been from these new jurisdictions.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements are sales.  Growth drivers for the Utility segment outside the United States are expected to be new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau.  In the current fiscal quarter, new markets such as Singapore have contributed significantly to growth of our total global revenue base.

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

•
Although the majority of our PTG revenue comes from our premium table games, we also offer a number of progressive upgrades and side bets.  These products are available for our own proprietary table game titles as well as public domain games such as poker, blackjack, baccarat and paigow poker.  These progressives and side bets, offered almost exclusively through leases, are providing a growing share of our total PTG revenue.

•
We also aggressively pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  As noted above, several states have recently approved live table games, and we have seen significant placements of our table game products in those new jurisdictions.

Electronic Table Systems

•
We expect to continue to increase our lease revenues in our ETS segment within the United States.  The current year has been impacted by new opportunities due to favorable regulatory changes in the prior year in states such as Florida that have allowed for significant new placements of our Table Master® product.

•
Outside the United States, we continue to realize a large portion of our ETS revenues from sales rather than leases.  Favorable regulatory changes in the prior year in some Australian jurisdictions have allowed for significant placements of new Vegas Star® and Rapid Table Games® products during the current quarter.  We have seen new opportunities for lease placements with the opening of new casino properties in Singapore in the prior year, and we intend to continue pursuing new lease placements whenever possible.

•
As we have seen revenue growth in our Utility and PTG segments as some states approve live table games, we have seen some of our leased ETS products returned from those same markets.  Although this will cause some short-term setbacks in the growth of our domestic ETS business, we have been able to return these products to active service in other markets such as Mexico and South America.

•
During the current year we have begun generating revenue from placements of our new i-Table™ product.  We expect this product, which combines an electronic betting interface with a live table game, to provide us with substantial growth opportunities as it achieves acceptance in the market.

Electronic Gaming Machines

•	Our EGM segment is primarily a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australia.

•
Initial deliveries of Equinox began in July 2010, and we experienced record placements during the fourth quarter of fiscal 2010.  We anticipate strong demand in future periods as Equinox gains broader market acceptance and have seen this continue in the first quarter of 2011.

•
A significant portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD2CR™ and one2six® Plus, our card recognition products, as well as other table accessories, such as the i-Shoe™ and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox EGM cabinets and related game content.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,
	2011		2010
	(In thousands)
Revenue:
Utility	$17,361	39.6%	$17,616	43.7%
Proprietary Table Games	11,226	25.6%	9,035	22.4%
Electronic Table Systems	8,131	18.6%	8,375	20.8%
Electronic Gaming Machines	7,097	16.2%	5,310	13.1%

Total revenue	43,815	100.0%	40,336	100.0%
Cost of revenue	14,647	33.4%	15,489	38.4%

Gross profit	29,168	66.6%	24,847	61.6%
Selling, general and administrative	16,201	37.0%	14,357	35.6%
Research and development	5,916	13.5%	4,962	12.3%

Income from operations	7,051	16.1%	5,528	13.7%
Other income (expense):
Interest income	126	0.3%	138	0.3%
Interest expense	(701)	(1.6%)	(1,056)	(2.6%)
Other, net	157	0.3%	654	1.6%
Total other income (expense)	(418)	(1.0%)	(264)	(0.7%)

Income from operations before tax	6,633	15.1%	5,264	13.0%
Income tax provision	1,829	4.1%	1,585	3.9%
Net income	$4,804	11.0%	$3,679	9.1%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended
	January 31,		Percentage
	2011	2010	Change
	(In thousands)
Revenue:
Leases and royalties	$23,576	$20,493	15.0%
Sales and service	20,239	19,843	2.0%
Total	$43,815	$40,336	8.6%

Cost of revenue:
Leases and royalties	$7,182	$6,304	13.9%
Sales and service	7,465	9,185	(18.7%)
Total	$14,647	$15,489	(5.4%)

Gross profit:
Leases and royalties	$16,394	$14,189	15.5%
Sales and service	12,774	10,658	19.9%
Total	$29,168	$24,847	17.4%

Gross margin:
Leases and royalties	69.5%	69.2%
Sales and service	63.1%	53.7%
Total	66.6%	61.6%

Three months ended January 31, 2011 compared to three months ended January 31, 2010

Revenue

Our revenue for the three months ended January 31, 2011increased $3,479 over the same prior year period, primarily due to the following:

•	Increase of $3,083 in our leases and royalties revenue
o	Driven primarily by a $2,060 increase in Utility lease revenue due to a 27.9% increase in shuffler units on lease
o	Increased PTG lease and royalty revenue of $1,409 due to a 15.6% increase in units on lease
o	Partially offset by a $420 decrease in ETS lease revenue due to return of 420 Table Master seats from Pennsylvania and Delaware during the prior fiscal year
o	Increases in Utility and ETS lease revenue partially driven by new casino openings in Singapore in the prior fiscal year

•	Increase in our sales and service revenue
o	Increase of $2,680 in our EGM segment driven by a 48.2% increase in sold units
o	Increase of $796 in PTG sales revenue primarily due to a single sale of lifetime licenses to a new casino opening in Las Vegas
o	Partially offset by a $2,189 decrease in Utility sales revenue due to our renewed strategic focus on lease versus sales

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $700 due to the exchange effect of a weakening U.S. dollar

Gross margin

Our gross margin for the three months ended January 31, 2011 increased 500 basis points (“bps”) to 66.6% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance
o	EGM was favorably impacted by improved product profitability and reduced amortization

o	ETS was favorably impacted by reduced amortization and by high margin sales of Rapid Table Games and Vegas Star
o	Utility was favorably impacted by strong lease margins and reduced amortization

•	Product mix
o	Strong margin performance by Utility, ETS and EGM segments led to higher overall profitability

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended
	January 31,		Percentage
	2011	2010	Change
	(In thousands)

Selling, general and administrative	$16,201	$14,357	12.8%
Percentage of revenue	37.0%	35.6%

Research and development	$5,916	$4,962	19.2%
Percentage of revenue	13.5%	12.3%

Total operating expenses	$22,117	$19,319	14.5%
Percentage of revenue	50.5%	47.9%

Three months ended January 31, 2011 compared to three months ended January 31, 2010

Selling, general & administrative (“SG&A”) expenses:

SG&A increased $1,844 for the three months ended January 31, 2011, as compared to the same prior year period.  This increase primarily reflects the following:

•	Sales and profit-driven compensation expense
o	Increase of approximately $1,000 in compensation and related expenses driven by improved revenue and profitability at our United States, Australian and Macau locations

•	Depreciation and amortization expense
o	Increase in depreciation and amortization expense of $360 as noted under the “Depreciation and Amortization Expenses” discussion below

•	Impact of foreign currency fluctuations
o	Net increase of approximately $240 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar

•	Licensing compliance
o	Increased costs of approximately $200 associated with obtaining regulatory approval for our products in new jurisdictions

Research & development (“R&D”) expenses:

R&D expenses increased $954 for the three months ended January 31, 2011, as compared to the same prior year period.  This increase primarily reflects the following:

•	Impact of foreign currency fluctuations
o	Net increases of approximately $260 at our foreign subsidiaries due to the weakening of the U.S. dollar

The following projects have been the focus of our R&D efforts during the three months ended January 31, 2011

•	EGM
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox cabinet and to support ongoing business growth

•	ETS
o	Expenses primarily related to the further development of the i-Table and Rapid Table Games, including the development of proprietary titles for our i-Table

•	Utility
o	Expenses primarily related to development of the next generation of our MD2 shuffler, the MD2CR, as well as continuing development of our other Utility products

•	PTG
o	Ongoing enhancements to the successful progressive offering to our table game titles

•
We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products.  We expect R&D expense as a percentage of revenue to remain at historical levels

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended
	January 31,		Percentage
	2011	2010	Change
	(In thousands)
Gross margin:
Depreciation	$2,410	$2,155	11.8%
Amortization	1,627	2,601	(37.4%)
Total	4,037	4,756	(15.1%)

Operating expenses:
Depreciation	973	700	39.0%
Amortization	751	669	12.3%
Total	1,724	1,369	25.9%

Total:
Depreciation	3,383	2,855	18.5%
Amortization	2,378	3,270	(27.3%)
Total	$5,761	$6,125	(5.9%)

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended January 31, 2011 compared to three months ended January 31, 2010

Total depreciation and amortization included in gross margin decreased 1,500 bps in the three months ended January 31, 2011 as compared to the same prior year period.  Increased depreciation in gross margin is attributable to increases in leased assets.  Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives. Depreciation and amortization included in operating expenses increased 25.9% in the three months ended January 31, 2011 as compared to the same prior year period. The increase in amortization expense relates primarily to amortization of the intellectual properties licenses acquired from Newton Shuffler LLC and related parties (“Newton”). Increased depreciation related to additions of property, plant and equipment in the normal course of business.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended January 31, 2011 compared to three months ended January 31, 2010

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$10,006	$7,946	$2,060	25.9%
Sales - Shuffler	4,440	6,629	(2,189)	(33.0)
Sales - Chipper	113	536	(423)	(78.9)
Service	1,628	1,745	(117)	(6.7)
Other	1,174	760	414	54.5
Total sales and service	7,355	9,670	(2,315)	(23.9)
Total Utility segment revenue	$17,361	$17,616	$(255)	(1.4%)

Utility segment gross profit	$10,848	$10,705	$143	1.3%
Utility segment gross margin	62.5%	60.8%

Utility segment operating income	$9,228	$8,903	$325	3.7%
Utility segment operating margin	53.2%	50.5%

Shuffler unit information:
Lease units, end of quarter	7,344	5,741	1,603	27.9%
Average monthly lease price	$454	$461	$(7)	(1.5%)

Sold units during the period	264	453	(189)	(41.7%)
Average sales price	$16,818	$14,634	$2,184	14.9%

Chipper unit information:
Lease units, end of quarter	190	35	155	442.9%

Sold during quarter	5	17	(12)	(70.6%)
Average sales price	$22,600	$31,529	$(8,929)	(28.3%)

Our Utility segment revenue for the three months ended January 31, 2011 decreased $255 as compared to the same prior year period, primarily due to the following:

•	A 33.0% decrease in shuffler sales revenue
o	A decrease of 41.7% in the number of units sold, driven primarily by our strategic focus on leasing versus sales
o	Partially offset by a 14.9% increase in average sales price, driven primarily by increases on MD2 and one2six shufflers

•	A 78.9% decrease in chipper sales revenue
o	A decrease of 70.6% in the number of units sold, also reflecting the focus on leasing versus sales
o	A 28.3% decrease in the average sale price of units sold. The prior year period included several sales of Chipmaster units, which have a higher average sales price than our Easy Chipper units.

These decreases were offset by:

•	A 25.9% increase in lease revenue
o	An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines during the prior year
o	Lease placements in the United States continue to be enhanced by the Ace® shuffler replacement cycle
➢
The i-Deal shuffler is our next generation replacement for the Ace specialty shuffler. As the Ace reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace shufflers (both leased and sold) with the i-Deal shuffler. Current quarter  i-Deal placements totaled approximately 425 units, leading to a net revenue increase of approximately $640

•	A 54.5% increase in other Utility revenue
o	Driven primarily by increased sales of i-Shoe and i-Score products

Utility gross profit increased 1.3% for the three months ended January 31, 2011 as compared to the same prior year period. Utility gross margin also increased 170 bps to 62.5% for the three months ended January 31, 2011 as compared to the same prior year period.

The increases in gross profit and gross margin primarily relate to the following:

•	Increase in leased shuffler units—leased units generally drive higher gross margins than sales

•
Non-cash charges—a reduction of approximately $500 in amortization expense associated with the one2six shuffler and Easy Chipper C as the underlying intangible assets approach the end of their original estimated lives

Utility operating income increased 3.7% for the three months ended January 31, 2011 as compared to the same prior year period. Utility margin also increased 270 bps to 53.2% for the three months ended January 31, 2011 as compared to the same prior year period. The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in gross profits as discussed above

•	A slight decrease in the amount of R&D and other expenses associated with the Utility segment

Proprietary Table Games Segment Operating Results

Three months ended January 31, 2011 compared to three months ended January 31, 2010

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$10,291	$8,882	$1,409	15.9%
Sales	821	25	796	3,184.0
Service	27	42	(15)	(35.7)
Other	87	86	1	1.2
Total sales and service revenue	935	153	782	511.1
Total PTG segment revenue	$11,226	$9,035	$2,191	24.3%

PTG segment gross profit	$9,262	$7,537	$1,725	22.9%
PTG segment gross margin	82.5%	83.4%

PTG segment operating income	$8,375	$6,930	$1,445	20.9%
PTG segment operating margin	74.6%	76.7%

PTG unit information:
Premium units, end of quarter	2,479	2,249	230	10.2%
Side bet units, end of quarter	1,911	1,742	169	9.7%
Progressive units, end of quarter	693	449	244	54.3%
Add-on units, end of quarter	154	91	63	69.2%
Total revenue generating lease base	5,237	4,531	706	15.6%

Average monthly lease/license price	$655	$653	$2	0.3%

Sold during quarter	13	2	11	550.0%
Average sales price	$63,154	$12,500	$50,654	405.2%

Total PTG segment revenue increased $2,191 for the three months ended January 31, 2011 as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 15.9% increase in royalties and leases revenue
o
Increased placements of premium table games and progressive units in the United States, primarily Ultimate Texas Hold’ em® and Three Card Poker Progressive.  These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $180

•	Increase in PTG sales revenue
o	Driven by placements of premium table games in the United States, primarily Three Card Poker and Let it Ride Bonus lifetime licenses related to a new casino opening in Las Vegas

PTG gross profit increased 22.9% year over year, although gross margin decreased 90 bps to 82.5% as compared to the same prior year period. The increase in gross profit primarily related to the following:

•	The overall increase in total revenues

The decrease in gross margin is primarily related to the following:

•	Increased amortization of intangible assets

PTG operating income increased 20.9% year over year, although operating margin decreased 210 bps to 74.6% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above

The decrease in operating margin is primarily related to the following:

•	Increase in amortization of intangible assets

Electronic Table Systems Segment Operating Results

Three months ended January 31, 2011 compared to three months ended January 31, 2010

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,194	$3,614	$(420)	(11.6%)
Sales	3,925	3,811	114	3.0
Service	135	147	(12)	(8.2)
Other	877	803	74	9.2
Total sales and service revenue	4,937	4,761	176	3.7
Total ETS segment revenue	$8,131	$8,375	$(244)	(2.9%)

ETS segment gross profit	$4,650	$3,919	$731	18.7%
ETS segment gross margin	57.2%	46.8%

ETS segment operating income	$1,813	$1,523	$290	19.0%
ETS segment operating margin	22.3%	18.2%

ETS unit information:
Lease seats, end of quarter	2,583	2,293	290	12.6%
Average monthly lease price	$412	$525	(113)	(21.5%)

Sold seats during quarter	173	178	(5)	(2.8%)
Average sales price	$22,688	$21,410	1,278	6.0%

Total ETS segment revenue decreased $244 for the three months ended January 31, 2011, as compared to the same prior year period. The decrease was primarily due to the following:

•	A decrease of 11.6% in royalties and leases revenue
o
A decrease of 21.5% in average lease price, driven primarily by the return of approximately 420 Table Master seats previously leased in Pennsylvania and Delaware in the prior year.  This resulted in a decrease in ETS lease revenue of approximately $1,400 during the three months ended January 31, 2011.  We have begun to return these Table Masters to active service in other markets such as Mexico and South America

o
Partially offset by a 12.6% increase in seats on lease, driven primarily by Table Master seats in Florida due to favorable regulatory changes in the prior year, and by Rapid Table Games seats in Singapore. These installations began during the prior year

•	Impact of foreign currency fluctuations
o	Total revenue was positively impacted by approximately $260 due to the exchange effect of a weakening U.S. dollar

These decreases were partially offset by the following increase:

•	A 3.0% increase in sales revenue
o	Increase of 40.0% in Table Master seats sold, primarily in Florida and Maryland, totaling approximately $1,400
o	Increase of 5.5% in Vegas Star seats sold in Australia, combined with a 22.1% increase in average sales price, totaling approximately $1,500
o
Partially offset by a 37.8% decrease in Rapid Table Games seats sold, combined with a 7.2% decrease in average sales price.  The prior year period included a large sale of Rapid Table Games seats in Australia.

ETS gross profit increased 18.7% for the three months ended January 31, 2011, as compared to the same prior year period.  ETS gross margin increased 1,040 bps to 57.2% for the three months ended January 31, 2011, as compared to the same prior year period.  These increases are due to the following:

•	Improved product margins
o	Significant improvement in Vegas Star margins due to reductions in materials costs
o	Improvements in average sales prices which also drove higher sales margins

•	Fixed amortization
o
A reduction of approximately $490 in amortization expense associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010

ETS operating income increased 19.0% for the three months ended January 31, 2011 as compared to the same prior year period. ETS operating margin increased 410 bps for the three months ended January 31, 2011, as compared to the same prior year period. These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above

•	Offset partially by an increase in R&D costs associated with the ETS segment

Electronic Gaming Machines Segment Operating Results

Three months ended January 31, 2011 compared to three months ended January 31, 2010

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$86	$51	$35	68.6%
Sales	6,136	3,456	2,680	77.5
Other	875	1,803	(928)	(51.5)
Total sales and service revenue	7,011	5,259	1,752	33.3
Total EGM segment revenue	$7,097	$5,310	$1,787	33.7%

EGM segment gross profit	$4,408	$2,686	$1,722	64.1%
EGM segment gross margin	62.1%	50.6%

EGM segment operating income	$1,764	$1,107	$657	59.3%
EGM segment operating margin	24.9%	20.8%

EGM unit information:
Lease seats, end of quarter	17	17	-	0.0%

Sold during quarter	323	218	105	48.2%
Average sales price	$18,997	$15,853	$3,144	19.8%

Total EGM segment revenue increased $1,787 for the three months ended January 31, 2011, as compared to the same prior year period, primarily due to the following:

•	A 77.5% increase in sales revenue
o	Driven by the 48.2% increase in sold units
o
The increase in units sold is the result of the introduction of our new Equinox cabinet.  Equinox offers widescreen displays and substantially improved graphics and user interfaces over older-style EGMs.  Placements of Equinox units began in July 2010 and totaled approximately 250 units in the current quarter

o	The 19.8% increase in average sales price was partially due to exchange effects; the average sales price in Australian dollars increased 11.3%, reflecting higher sales prices for Equinox units

•	Impact of foreign exchange fluctuations
o	Total revenue was positively impacted by approximately $500 due to the exchange effect of a weakening U.S. dollar

•
A decrease of 51.5% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals.  The prior year period included a large sale of conversion kits to a single customer

EGM gross profit increased 64.1% for the three months ended July 31, 210, as compared to the same prior year period. EGM gross margin increased 1,150 bps to 62.1% for the three months ended January 31, 2011, as compared to the same prior year period. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox cabinet

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox cabinet

•	A reduction of approximately $130 in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in the three months ended January 31, 2010

EGM operating income increased 59.3% for the three months ended January 31, 2011, as compared to the same prior year period. EGM operating margin also decreased 410 bps for the three months ended January 31, 2011 as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above

•	Partially offset by increased R&D costs related to the development of the new Equinox cabinet and related game content

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

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of January 31, 2011 was 1.23 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of January 31, 2011 was 1.20 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of January 31, 2011 was 23.54 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $15,001 as of January 31, 2011 and $8,535 as of October 31, 2010. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31,	October 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$18,099	$9,988	$8,111	81.2%
Working capital	$69,411	$58,628	$10,783	18.4%
Current ratio	2.8 : 1	2.2 : 1	0.6

CASH FLOWS SUMMARY

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$8,287	$11,839	$(3,552)	(30.0%)
Net cash used in investing activities	(14,704)	(5,753)	8,951	155.6%
Net cash provided by financing activities	14,524	2,830	11,694	413.2%
Effects of exchange rates	4	14	(10)	71.4%
Net change in cash and cash equivalents	$8,111	$8,930

Capital Expenditures. We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products. Significant items included in cash flows related to capital expenditures are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(4,277)	$(5,026)	$(749)	(14.9%)
Purchases of property and equipment	(930)	(729)	201	27.6%
Purchases of intangible assets	(4,910)	(1,576)	3,334	211.5%
Total capital expenditures	$(10,117)	$(7,331)

Operating

Cash flows provided by operating activities decreased $3,552 for the three months ended January 31, 2011 compared to the same prior year period, primarily due to following:

•	Strong operating performance led to an increase in net income of approximately $1,100

•
An increase in cash used for inventory of approximately $3,400.  The increase in inventory is related to pending installations across all segments globally.  As a result, inventory turns decreased from 2.7 times for the three months ended January 31, 2010 to 2.4 times as of January 31, 2011

•
The increase in accrued liabilities related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits was offset by an increase in other current assets representing reimbursements receivable under our D&O insurance policy

•
Offset by a decrease in non-cash items of approximately $1,600, to $4,671 in the three months ended January 31, 2011 from $6,240 in the same prior year period.  During the three months ended January 31, 2011 and 2010, non-cash items primarily consisted of depreciation and amortization, amortization of debt issuance costs, share-based compensation, provision for bad debts, gain on sale of leased assets and loss (gain) on sale of assets. Additionally, for the three months ended January 31, 2011 and 2010, non-cash items also included excess benefit from exercise of stock options and write-down for inventory obsolescence, respectively

Investing

Cash flows used for investing activities increased $8,951 for the three months ended January 31, 2011 compared to the same prior year period, primarily due to following:

•
Increased cash used for acquisition of business, net of cash acquired of approximately $6,500 related to the Newton acquisition, see Note 2 of our Condensed Consolidated Financial Statements for more information

•
Increased cash used for purchases of intangible assets of approximately $3,300 related to the acquisition of intellectual property from Prime Table Games, see Note 2 to our Condensed Consolidated Financial Statements for more information

•	Offset by a decrease in payments for products leased and held for lease of $750

Financing

Cash flows provided by financing activities increased $11,694 for the three months ended January 31, 2011 compared to the same prior year period, primarily due to following:

•
Cash used for debt payments decreased approximately $1,300 from $5,300 during the three months ended January 31, 2010 as compared to $4,000 in the current quarter. Debt payments in the current quarter primarily related to the payment on our Revolver. Debt payments during the prior quarter related primarily to partial repayment of amounts outstanding under our  $100,000 senior secured credit facility (the “Deutsche Bank Senior Secured Credit Facility”) and our $65,000 term loan facility, which were satisfied and terminated in October 2010

•
For the three months ended January 31, 2011, we received approximately $16,500 proceeds from our Revolver which was primarily used for Newton and Prime Table Games acquisitions, as described above, offset by proceeds received of approximately $8,200 from our Deutsche Bank Senior Secured Credit Facility during the same prior year period. Our Deutsche Bank Senior Secured Credit Facility was satisfied and terminated in October 2010

Indebtedness (See Note 5 of our Notes to Condensed Consolidated Financial Statements)

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. The initial interest rate will be LIBOR +200bps.

The amount drawn under the Revolver was $77,946 as of January 31, 2011, after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $117,000 of available remaining credit under the Revolver as of January 31, 2011. The Revolver matures on October 29, 2015.

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

DEBT, OTHER LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from the amounts disclosed in our Form 10-K as of October 31, 2010. We do not have material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Form 10-K for the year ended October 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk. As of January 31, 2011, we had approximately $80,000 of variable rate debt. Assuming a 1% change in the average interest rate as of January 31, 2011, our annual interest cost would change by approximately $800.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three months ended January 31, 2011and 2010, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted  under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2011, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2010, see Note 12 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2010.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2010.  For the three months ended January 31, 2011, there were no additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
November 1 through November 30, 2010	-	$-	-	$21,077
December 1 through December 31, 2010	-	-	-	21,077
January 1 through January 31, 2011	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30,000 of the Company's shares; however, we generally prioritize bank debt reduction over share repurchases.  There were no common stock repurchases during the period.  As of January 31, 2011, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Employment Agreement by and between Shuffle Master, Inc. and David Lopez dated February 16, 2011.
10.2
Severance Agreement and General Release between Phillip Peckman and Shuffle Master, Inc. dated January 7, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 13, 2011).

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC. (Registrant)
Date: March 10, 2011
/s/ DAVID LOPEZ
David Lopez Interim Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)