Form 10-K/A
period 2010-10-31
SHUFFLE MASTER INC
filed 2011-05-06
CIK 718789

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

As of January 11, 2011, 54,015,949 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders held on March 17, 2011 (“Fiscal 2010 Proxy Statement”) filed with the SEC within 120 days of the end of the fiscal year covered by this report.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission on January 13, 2011 (the "Original Filing") is filed solely to file Schedule 4.01(u) to Exhibit 10.10.  No other part of the Original Filing is amended hereby.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
		See Item 8 to this Annual Report on Form 10-K for applicable financial statement schedules.
	3.	Management Contracts, Compensatory Plans and Arrangements.
		Management contracts, compensatory plans and arrangements are indicated by the symbol “†” in exhibits 10.1 through 10.9 included in Item 15(b) of this Annual Report.

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

SHUFFLE MASTER, INC.

Dated: May 6, 2011	By:	/s/ MICHAEL GAVIN ISAACS
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL GAVIN ISAACS	Chief Executive Officer (Principal Executive Officer)	May 6, 2011
Michael Gavin Isaacs

/s/ LINSTER W. FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2011
Linster W. Fox

3