Form 10-Q
period 2011-04-30
SHUFFLE MASTER INC
filed 2011-06-08
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
OR
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

As of June 2, 2011, there were 54,118,402 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2011

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Revenue:
Product leases and royalties	$24,264	$21,477	$47,840	$41,970
Product sales and service	35,619	29,339	55,858	49,182
Total revenue	59,883	50,816	103,698	91,152
Costs and expenses:
Cost of leases and royalties	8,354	7,158	15,536	13,462
Cost of sales and service	15,435	11,359	22,900	20,544
Gross profit	36,094	32,299	65,262	57,146
Selling, general and administrative	17,060	15,702	33,261	30,059
Research and development	6,883	5,244	12,799	10,206
Total costs and expenses	47,732	39,463	84,496	74,271

Income from operations	12,151	11,353	19,202	16,881

Other income (expense):
Interest income	126	154	252	292
Interest expense	(671)	(960)	(1,372)	(2,016)
Other, net	(1,118)	473	(961)	1,127
Total other income (expense)	(1,663)	(333)	(2,081)	(597)
Income before income taxes	10,488	11,020	17,121	16,284
Income tax provision	2,542	3,135	4,371	4,720
Net income	$7,946	$7,885	$12,750	$11,564

Basic earnings per share:	$0.15	$0.15	$0.24	$0.22
Diluted earnings per share:	$0.14	$0.15	$0.23	$0.21

Weighted average shares outstanding:
Basic	54,374	53,251	54,253	53,234
Diluted	55,010	54,126	54,953	54,092

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	April 30,	October 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$16,983	$9,988
Accounts receivable, net of allowance for bad debts of $521 and $466	43,538	41,176
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $56 and $71	2,289	1,806
Inventories	33,549	27,351
Prepaid income taxes	4,802	7,086
Deferred income taxes	5,316	5,091
Other current assets	5,565	14,969
Total current assets	112,042	107,467
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $14 and $42	564	1,104
Products leased and held for lease, net	33,097	31,975
Property and equipment, net	13,795	12,642
Intangible assets, net	72,069	64,144
Goodwill	87,517	75,932
Deferred income taxes	6,809	7,523
Other assets	2,999	3,173
Total assets	$328,892	$303,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,609	$7,013
Accrued and other current liabilities	18,721	34,762
Deferred income taxes, current	124	116
Income tax payable	2,306	74
Customer deposits	3,273	2,973
Deferred revenue	4,314	3,901
Total current liabilities	34,347	48,839
Long-term debt	73,776	66,262
Other long-term liabilities	2,505	2,641
Deferred income taxes	75	70
Total liabilities	110,703	117,812
Commitments and contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 54,061 and 53,650 shares issued and outstanding	541	536
Additional paid-in capital	111,890	108,705
Retained earnings	61,998	49,248
Accumulated other comprehensive income	43,760	27,659
Total shareholders' equity	218,189	186,148
Total liabilities and shareholders' equity	$328,892	$303,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net income	$12,750	$11,564
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,876	11,950
Amortization of debt issuance costs	238	515
Share-based compensation	1,478	1,855
Provision for bad debts	101	243
Write-down for inventory obsolescence	113	594
Gain on sale of leased assets	(2,379)	(3,346)
Loss (Gain) on sale of assets	96	(37)
Excess tax benefit from exercise of stock options	(771)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,761)	5,881
Investment in sales-type leases and notes receivable	540	(227)
Inventories	(5,668)	2,900
Accounts payable and accrued liabilities	(16,533)	9,423
Customer deposits and deferred revenue	777	(2,270)
Income taxes payable	2,404	571
Deferred income taxes	1,340	(16)
Prepaid income taxes	2,305	1,253
Other	9,604	(13,324)
Net cash provided by operating activities	16,510	27,521

Cash flows from investing activities:
Proceeds from sale of leased assets	3,810	4,953
Proceeds from sale of assets	76	38
Payments for products leased and held for lease	(7,263)	(13,139)
Purchases of property and equipment	(2,001)	(2,553)
Purchases of intangible assets	(6,145)	(2,171)
Acquisition of business	(6,499)	-
Other	(446)	(814)
Net cash used in investing activities	(18,468)	(13,686)

Cash flows from financing activities:
Proceeds from Revolver	16,500	-
Debt payments on Revolver	(10,000)	-
Proceeds from Deutsche Bank Senior Secured Credit Facility	-	8,245
Debt payments on Deutsche Bank Senior Secured Credit Facility	-	(7,365)
Debt payments on Term Loan	-	(4,494)
Proceeds from issuances of common stock, net	1,610	43
Excess tax benefit from exercise of stock options	771	8
Other	(20)	(97)
Net cash provided by (used in) financing activities	8,861	(3,660)

Effect of exchange rate changes on cash and cash equivalents	92	148

Net increase in cash and cash equivalents	6,995	10,323
Cash and cash equivalents, beginning of period	9,988	7,840
Cash and cash equivalents, end of period	$16,983	$18,163

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

We intend to broaden our PTG content through development and acquisition. By enhancing the value of our existing proprietary table games in the marketplace with side bets, add-ons and progressives and by increasing our footprint with new titles, we hope to increase our domestic market penetration and expand further into international markets. We also intend to expand the domestic presence of our proprietary titles on electronic platforms such as Table Master® and i-Table®.  We also plan to continue to install proprietary progressives and side bets on public domain table games in addition to our proprietary table games.

Electronic Table Systems.  Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table®, Table Master®, Vegas Star® and Rapid Table Games®.  Our i-Table® platform combines an electronic betting interface with a live dealer who deals the cards from a Shuffle Master, Inc. card reading shoe or shuffler that is designed to dramatically improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master® and Vegas Star® feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Our Rapid Table Games® product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  We offer an extensive selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Rise of the Dragon™, Golden Fortunes™, Lucky Panda™, The Conqueror™, Emperor Guan™, Tiki Totems™, Drifting Sands™, Ninja™, iChing™, Kelly Country™, Deep Sea Dollars™, Cuba™, Galapagos Wild™, Sunset on the Serengeti™ and Lonesome George™, as well as the Pink Panther™ and Grand Central™ progressive links. In July 2010, we began initial deliveries of Equinox™, our newest EGM product. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we often offer our customers long-term financing arrangements. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our office and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our products and sub-assemblies in the United States, Europe and Australasia.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated. All amounts are in thousands except unit/seat and per share amounts.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on January 13, 2011.  The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenues are reported net of incentive rebates, discounts and other taxes of a similar nature. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

Product lease and royalty revenue — Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.   Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days’ notice.  We recognize revenue from our leases and licenses upon installation of our product on a month-to-month basis.

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are usually interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Our EGM, Table Master® and Vegas Star® products that contain both software and non-software components that function together to deliver the product’s essential functionality were previously subject to software revenue recognition rules. Under the new Accounting Standards Updates (“ASUs”) adopted for new and materially modified arrangements entered into after the beginning of our first quarter of fiscal 2010, our EGM, Table Master® and Vegas Star® products no longer fall under the scope of software revenue recognition rules and are generally recognized upon delivery and customer acceptance.

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

Most of our products and services qualify as separate units of accounting and the new guidance does not change this premise. When VSOE or TPE is not available, BESP is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs and profit objectives. Under the new guidance, revenues for certain products in our EGM and ETS segments and other software-enabled equipment in certain bundled arrangements previously deferred because VSOE was not available for undelivered elements will no longer be deferred. Generally, revenues allocated to future performance obligations elements are deferred and will be recognized upon delivery and customer acceptance.

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

We evaluate the credit quality of the receivables and establish an allowance for doubtful accounts based primarily upon collection history, using a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, we utilize historic collection experience, where applicable, to establish an allowance for doubtful accounts receivable. A specific reserve is allocated when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts related to accounts receivable as of April 30, 2011 and October 31, 2010 was $521 and $466, respectively. The allowance for doubtful accounts related to investment in sales-type leases and notes receivable as of April 30, 2011 and October 31, 2010 was $70 and $113, respectively.

Uncollectible contracts are written off when it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

Recently issued accounting standards or updates – not yet adopted

Fair value measurement disclosure – In May 2011, Financial Accounting Standards Board  issued an ASU on fair value measurement on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands disclosure requirements particularly for Level 3 inputs to include following:

•	For fair value categorized in Level 3 of the fair value hierarchy:
1.	a quantitative disclosure of the unobservable inputs and assumptions used in the measurement,
2.
a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and

3.	a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

•	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This ASU will be effective for our second quarter of fiscal 2012 and is not expected to have a material impact on our financial statements.

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

We accounted for this acquisition as a business combination and allocated the total consideration of approximately $7,500 to the assets acquired based on their fair values.  We recorded approximately $2,700 to intangible assets which will be amortized on a straight line basis over a 9 year period.  The remaining $4,800 was recorded to goodwill.  We also recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of April 30, 2011 of $1,044 represents the discounted present value of the future payments, excluding imputed interest of approximately $356, using an effective interest rate of 4.2%. The Newton acquisition enhances our Utility segment by adding to our intellectual property portfolio and providing for further revenue opportunities.

Prime Table Games, LLC. On December 21, 2010, we entered into a license and release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. Total consideration paid by us was $5,500. Accordingly, we recorded a legal settlement charge of approximately $2,200 for the year ended October 31, 2010, which represented the fair value associated with the effective settlement of the then existing litigation. The remaining $3,300 was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

On December 21, 2010, we also entered into a remote gambling intellectual property transfer agreement (the “Remote Gambling Agreement”) in which we acquired licenses to the "Three Card Poker™" internet rights in the British Isles for $1,500. The acquired internet rights include internet gambling and gambling via cell phones, in addition to certain social media uses such as play-for-fun applications on the internet.  The $1,500 was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

3. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	April 30,	October 31,
	2011	2010
	(In thousands)
Net inventories:
Raw materials and component parts	$17,099	$17,322
Work-in-process	4,653	5,325
Finished goods	11,797	4,704
Total	$33,549	$27,351

	April 30,	October 31,
	2011	2010
	(In thousands)
Other current assets:
Prepaid expenses	$3,062	$2,483
Insurance receivables	27	10,840
Other receivables	2,130	845
Other	346	801
Total	$5,565	$14,969

Insurance receivables of $27 and $10,840 as of April 30, 2011 and October 31, 2010, respectively, related to the settlement of our class action lawsuits discussed in Note 12 and the shareholder derivative lawsuits.  In February and May 2010, we entered into settlement agreements to settle the class action lawsuits and shareholder derivative suits for $13,000 and $1,000, respectively.  Under our Directors and Officers ("D&O") insurance policy, the settlement amounts totaling $14,000 are fully insured and reimbursable and our D&O insurance carriers paid the monetary settlement in full in accordance with court instructions which will be paid to beneficiaries as approved for payment by the court. As of April 30, 2011, $12,973 and $1,000 was approved for payment by the court and paid to the beneficiaries of the class action lawsuits and shareholder derivative lawsuits, respectively.

	April 30,	October 31,
	2011	2010
	(In thousands)
Products leased and held for lease:
Utility	$43,474	$41,262
Less: accumulated depreciation	(26,455)	(24,439)
Utility, net	17,019	16,823

Proprietary Table Games	6,418	3,997
Less: accumulated depreciation	(2,700)	(2,059)
Proprietary Table Games, net	3,718	1,938

Electronic Table Systems	26,020	25,437
Less: accumulated depreciation	(13,660)	(12,223)
Electronic Table Systems, net	12,360	13,214

Total, net	$33,097	$31,975

	April 30,	October 31,
	2011	2010
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	$10,312	$13,148
Accrued taxes	1,862	1,896
Accrued legal fees	730	11,376
Other accrued liabilities	5,817	8,342
Total	$18,721	$34,762

The decrease of $2,836 in accrued compensation is due to timing of compensation related payments.  The decrease in other accrued liabilities primarily related to the settlement of an existing litigation with Prime Table Games described in Note 2.  The decrease in accrued legal fees is due to payment to the beneficiaries of the class action lawsuits and shareholder derivative lawsuits described above.

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames™ and CARD™ tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $2,501 and $2,858 for the three months ended April 30, 2011 and 2010, respectively, and $4,879 and $6,128 for the six months ended April 30, 2011 and 2010, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	April 30,	October 31,
	Useful Life	2011	2010
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$70,328	$64,344
Less: accumulated amortization		(51,247)	(46,925)
		19,081	17,419
Customer relationships	10 years	26,138	24,299
Less: accumulated amortization		(11,728)	(9,563)
		14,410	14,736
Licenses and other	6 - 9 years	18,560	13,328
Less: accumulated amortization		(6,091)	(4,667)
		12,469	8,661
Total		$45,960	$40,816

Tradenames. Intangibles with an indefinite life, consisting of the Stargames™ and CARD™ tradenames, are not amortized, and were $26,109 and $23,328 as of April 30, 2011 and October 31, 2010, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of April 30, 2011, are as follows:

				Electronic
		Proprietary	Electronic	Gaming
Activity by Segment	Utility	Table Games	Table Systems	Machines	Total
	(In thousands)

Goodwill	$44,135	$8,317	$33,268	$11,079	$96,799
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662

Foreign currency translation adjustment	(1,820)	-	920	916	16
Other	245	1,009	-	-	1,254
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	3,422	-	1,463	1,456	6,341
Acquisition	4,799	-	-	-	4,799
Other	-	445	-	-	445
Balance as of April 30, 2011	$50,781	$9,771	$13,514	$13,451	$87,517

The $4,799 of additional goodwill in our Utility segment relates to the Newton acquisition during the three months ended January 31, 2011. For additional information about the Newton acquisition, see Note 2.

The $445 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the three months ended April 30, 2011, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 5.

5. DEBT

Debt consisted of the following:

	April 30,	October 31,
	2011	2010
	(In thousands)
Revolver	$71,946	$65,445
Newton future consideration	1,044	-
Other long-term debt	786	817
Total long-term debt	$73,776	$66,262

Senior Secured Credit Facility

$200,000 senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200,000 consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200,000 with a sub-facility for letters of credit of $25,000, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25,000, and a sub-facility for swing line loans of $20,000, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300,000, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of April 30, 2011 was 2.25% and borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of April 30, 2011, the amount drawn under the Revolver was $71,946 and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $126,000 of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of April 30, 2011, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 1.12 to 1.0, 1.09 to 1.0 and 25.31 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

Newton future consideration.  In connection with our acquisition of Newton on November 15, 2010, we recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of April 30, 2011 of $1,044 represents the discounted present value of the future payments, excluding imputed interest of approximately $356, using an effective interest rate of 4.2%.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The remaining principal and interest payment of $98 related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of April 30, 2011. As of April 30, 2011, we have paid approximately $10,014 of the $12,000 maximum amount since February 2004.

6. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock. However, we generally prioritize bank debt reduction over share repurchases. As of April 30, 2011, $21,077 remained outstanding under our board authorization. We cancel shares that are repurchased. No shares were repurchased during the three and six months ended April 30, 2011.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income (loss). For the three and six months ended April 30, 2011 and 2010, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$7,946	$7,885	$12,750	$11,564
Currency translation adjustment	15,281	543	16,101	(4,458)
Total other comprehensive income (loss)	$23,227	$8,428	$28,851	$7,106

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

As of April 30, 2011, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 1,602 and 202 shares available for grant, respectively.

A summary of activity related to stock options is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2010	4,840	$13.56
Granted	527	10.87
Exercised	(389)	4.14
Forfeited or expired	(199)	17.22

Outstanding at April 30, 2011	4,779	$13.88	5.6	$8,243

Fully vested and expected to vest at April 30, 2011	4,738	$13.95	5.6	$8,165

Exercisable at April 30, 2011	3,382	$14.92	4.5	$5,300

For the three months ended April 30, 2011 and 2010, we issued 168 and 144 stock options, with an aggregate fair market value of $865 and $1,194, respectively. For the six months ended April 30, 2011 and 2010, we issued 527 and 691 stock options, with an aggregate fair market value of $2,984 and $5,217, respectively. For the three months ended April 30, 2011, 31 stock options were exercised and $342 of related tax provision was recognized and for the six months ended April 30, 2011, 389 stock options were exercised and $42 of related tax benefit was recognized. As of April 30, 2011, there was approximately $4,760 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to restricted stock is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2010	356	$16.25
Granted	327	10.10
Vested	(137)	15.94
Forfeited	(27)	8.72

Nonvested at April 30, 2011	519	$12.86	1.52	$5,675

Expected to vest	498	$12.97	1.47	$5,444

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of April 30, 2011, there was approximately $3,488 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.1 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Compensation costs:
Stock options	$467	$568	$988	$1,549
Restricted stock	276	279	490	306
Total compensation cost	$743	$847	$1,478	$1,855
Related tax benefit	$(260)	$(261)	$(516)	$(574)

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

	Three Months Ended	Six Months Ended
	April 30, 2011	April 30, 2011
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	64.5%	64.8%
Risk-free interest rate	1.8%	1.7%
Expected term	4.4 years	4.4 years

8. INCOME TAXES

Our effective income tax rate from continuing operations for the three and six months ended April 30, 2011 was 24.2% and 25.5%, respectively. Our effective income tax rate from continuing operations for the three and six months ended April 30, 2010 was 28.5% and 29.0%, respectively. The lower current effective income tax rate is primarily attributable to the mix of domestic and foreign income for the year.  Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions, as well as accumulated interest and penalties.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands, except per share amount)
Net income available to common shares	$7,946	$7,885	$12,750	$11,564

Basic
Weighted average shares	54,374	53,251	54,253	53,234

Diluted
Weighted average shares, basic	54,374	53,251	54,253	53,234
Dilutive effect of options	636	875	700	858
Weighted average shares, diluted	55,010	54,126	54,953	54,092

Basic earnings per share	$0.15	$0.15	$0.24	$0.22
Diluted earnings per share	$0.14	$0.15	$0.23	$0.21

Weighted average anti-dilutive shares excluded from diluted EPS	3,417	2,893	3,211	3,005

10. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of April 30, 2011 has been calculated based on market borrowing rates available as of April 30, 2011 for debt with similar terms and maturities. The fair value of our Revolver as of October 31, 2010 approximates the carrying value as of October 31, 2010 as we closed on the Senior Secured Revolving Credit Facility on October 29, 2010. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value
	April 30, 2011	April 30, 2011	October 31, 2010	October 31, 2010	Hierarchy
	(In thousands)
Revolver	$71,946	$71,924	$65,445	$65,445	Level 2

11. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Utility	$19,172	$21,130	$36,533	$38,746
Proprietary Table Games	10,546	10,170	21,772	19,205
Electronic Table Systems	11,797	12,444	19,928	20,819
Electronic Gaming Machines	18,368	7,072	25,465	12,382
	$59,883	$50,816	$103,698	$91,152
Gross profit (loss):
Utility	$11,584	$12,886	$22,432	$23,591
Proprietary Table Games	8,405	7,715	17,667	15,252
Electronic Table Systems	4,837	7,832	9,487	11,751
Electronic Gaming Machines	11,268	3,866	15,676	6,552
	$36,094	$32,299	$65,262	$57,146
Operating income (loss):
Utility	$9,858	$11,242	$19,086	$20,145
Proprietary Table Games	7,385	7,148	15,760	14,078
Electronic Table Systems	1,719	5,377	3,532	6,900
Electronic Gaming Machines	8,393	1,978	10,157	3,085
Unallocated Corporate	(15,204)	(14,392)	(29,333)	(27,327)
	$12,151	$11,353	$19,202	$16,881
Depreciation and amortization:
Utility	$1,947	$1,904	$3,199	$3,972
Proprietary Table Games	1,456	1,850	2,769	3,023
Electronic Table Systems	1,705	1,436	3,903	3,403
Electronic Gaming Machines	60	-	128	197
Unallocated Corporate	947	635	1,877	1,355
	$6,115	$5,825	$11,876	$11,950
Capital expenditures:
Utility	$2,169	$5,744	$4,366	$8,796
Proprietary Table Games	746	329	6,175	952
Electronic Table Systems	1,516	2,671	3,077	5,015
Electronic Gaming Machines	67	-	67	878
Unallocated Corporate	794	1,788	1,724	2,222
	$5,292	$10,532	$15,409	$17,863

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2011		2010		2011		2010
	(Dollars in thousands)
Revenue:
United States	$24,345	40.7%	$24,988	49.2%	$50,350	48.6%	$47,478	52.1%
Canada	1,882	3.1%	1,884	3.7%	3,274	3.2%	4,664	5.1%
Other North America	1,592	2.7%	1,133	2.2%	2,360	2.3%	1,788	2.0%
Europe	2,236	3.7%	2,437	4.8%	3,642	3.5%	4,579	5.0%
Australia	24,563	41.0%	14,684	28.9%	35,514	34.2%	24,412	26.8%
Asia	4,822	8.1%	5,564	11.0%	7,776	7.5%	7,395	8.1%
Other	443	0.7%	126	0.2%	782	0.7%	836	0.9%
	$59,883	100.0%	$50,816	100.0%	$103,698	100.0%	$91,152	100.0%

12. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment contracts with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of April 30, 2011 and October 31, 2010, minimum aggregate severance benefits totaled $6,502 and $5,670, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  We have not recorded any loss accruals for these contingencies unless otherwise noted below. Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation, except as may be required by applicable law, statute or regulation.

GEI – In July 2004, we filed a patent infringement lawsuit against Gaming Entertainment, Inc. (“GEI”) and Yehia Awada (“Awada”) in the U.S. District Court for the District of Nevada, in Las Vegas, Nevada.  The lawsuit alleges that GEI/Awada's 3-5-7 Poker™ game infringes one of our Three Card Poker® patents and one of our Let-It-Ride® patents.  We were seeking a permanent injunction and an undetermined amount of damages against GEI/Awada.

On March 6, 2008, the Court ordered the Clerk to enter default against GEI/Awada, which default was entered on that same date.  In accordance with the Court's order of March 6, 2008, we sought appropriate damages, an injunction and costs to be included in a default judgment.  On June 13, 2008, the Court issued a default judgment against Awada and GEI for $792 and also issued a permanent injunction against their 3-5-7 Poker™ game, which judgment was entered on July 8, 2008. The judgment is still outstanding. There is no assurance of collectability of all or any part of  this judgment.

In August 2008, we started certain proceedings to collect the judgment for $792 entered on July 8, 2008, including but not limited to, a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada, related to the fraudulent transfer of certain intellectual property assets by Awada/GEI.   The Court entered an order on August 11, 2008, that in part required GEI/Awada to remove all 3-5-7 Poker™ games by August 12, 2008, with which they complied, on a later date, to the best of our knowledge. On October 29, 2009, Awada filed for bankruptcy, which stayed all collection activities against him, including those arising from our judgment.  On November 24, 2009, GEI joined Awada in filing for bankruptcy protection, and thus all collection activities with respect to our judgment against both GEI and Awada were stayed at that time.  On August 16, 2010, the bankruptcy court dismissed Awada’s bankruptcy case.  Collection efforts with respect to our judgment against Awada may now be resumed.  The stay of collection efforts as a result of bankruptcy protection remains in effect as to GEI.

Class Action Lawsuits –

a. Stocke Complaint—On June 1, 2007, a putative class action complaint for violation of the federal securities laws against the Company and our then Chief Executive Officer, Mark L. Yoseloff and our then Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006 and March 12, 2007.  The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin (the “Stocke Complaint”).  The Stocke Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  These claims allegedly relate to our March 12, 2007, announcement that we would restate our fiscal fourth quarter and full year financial results.  The Stocke Complaint sought compensatory damages in an unstated amount.  On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff.

b. Armistead Complaint—On June 12, 2007, a second putative class action complaint for violation of the federal securities laws against the Company and Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.  The case is entitled Robert Armistead, Jr. vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin.  This lawsuit effectively mirrors the allegations in the Stocke Complaint, except that this complaint was filed on behalf of persons who purchased our stock between March 20, 2006 and March 12, 2007.

c. Tempel Complaint—On June 25, 2007, a third putative class action complaint for violation of the federal securities laws against the Company, Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.  The case is entitled Andrew J. Tempel vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. This lawsuit is a “copycat” lawsuit of the Stocke Complaint.

d. Consolidation of Stocke, Armistead and Tempel Complaints - On June 22, 2007, a Joint Stipulation was filed in the U.S. District Court for the District of Nevada providing that all presently filed and any subsequently filed related class actions shall be consolidated and captioned In Re Shuffle Master, Inc. Securities Litigation.  We were not required to answer, move against or otherwise respond to any class action complaints until a consolidated complaint was filed.

On November 30, 2007, the Court appointed the “Shuffle Master Institutional Investor Group”, consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System, as lead plaintiffs.  Grant & Eisenhofer was the lead plaintiffs' counsel.

A Consolidated Amended Class Action Complaint (“Consolidated Complaint”) was filed on February 5, 2008.  The Consolidated Complaint asserted the same causes of action for violation of federal securities law as the initial lawsuits and applies to a class period of February 1, 2006 to March 12, 2007.  The Consolidated Complaint contained essentially the same material allegations as in the initial lawsuits and also contains allegations arising out of the Company's acquisition of Stargames and disclosures concerning the Company's internal controls.  This Consolidated Complaint superseded all previously filed lawsuits covering this class period.  On March 25, 2008, the defendants filed a Motion to Dismiss.  On March 23, 2009, the Court denied the defendants' Motion to Dismiss.  The defendants answered the Consolidated Complaint on April 29, 2009.

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

At the June 8, 2010 hearing, the Court gave its final approval to this settlement.  On June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal has been filed from the order and final judgment.  The period for appeal expired in July 2010.  As of April 30, 2011, substantially the entire amount was approved for payment by the court and paid to the beneficiaries of the Class Action Lawsuits. See Note 3 for more information. We consider the matters to be materially concluded.

TableMAX – On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master® product infringes the following U.S. Patents: 5,688,174, 6,921,337 and 7,201,661.  The First Complaint seeks injunctive relief and an unspecified amount of damages including claims for attorneys’ fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of U.S. Patents: 5,688,174, 6,921,337 and 7,201,661) (hereinafter collectively “TableMAX”) filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  On August 19, 2009, TableMAX filed an amended complaint (the “Second Complaint”).  The Second Complaint superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of our Table Master® product.  On October 26, 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument.  The Court also denied without prejudice various motions for summary judgment that we filed. During the discovery process, TableMAX had made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint.  We deny these allegations and believe that these allegations are untrue.  On January 15, 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint") which has materially the same allegations as the Second Complaint, except that it now alleges that our Vegas Star® allegedly infringes all of the patents in suit, which allegations we believe to be completely without merit. A document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding our Vegas Star® product to one of TableMAX's patents in suit.

The Court set the Markman hearing for December 15, 2010.  On September 29, 2010, we filed a Motion to Stay pending the reexamination of all of the patents in suit.  On November 16, 2010, the Court granted our Motion to Stay and the case is presently stayed.  We believe that the claim is entirely without merit and we intend to vigorously defend this matter.

Macau Rapid Baccarat® Patent Issue – On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from Macau SAR seized a Rapid Baccarat® unit related to an alleged claim of patent infringement by a Macau patent owner.  There is a possibility of future legal proceedings being commenced against our subsidiary, Shuffle Master Asia Limited (“SMAL”) and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, which is a criminal matter in Macau. On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed based upon the report of the Macau customs officials.  In November 2010, the patent holder appealed this finding to the Macau Courts. On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  The judge made no ruling on the patent holder’s appeal itself and thus no decision has yet been reached on whether a proceeding against our subsidiary SMAL will be opened. If the patent holder’s appeal to the Macau Courts is successful, then a criminal case for patent infringement against SMAL and its directors could be instituted.  No proceeding against either SMAL or any of its directors has yet been commenced.

On or about February 3, 2010, we filed an appeal (the “First SMAL Appeal”) to the judge’s decision of January 20, 2010 that the patent holder’s appeal was timely.  On or about March 4, 2010, the judge declined to forward the First SMAL Appeal to a higher Macau Court. We filed a further appeal (the “Second SMAL Appeal”) to have the higher Macau court hear the First SMAL Appeal.   On June 2, 2010 the Judge denied the patent holder’s request to open a criminal proceeding and decided that the investigation should remain dismissed against SMAL and its directors.  The patent holder subsequently appealed the June 2, 2010, decision to a higher Macau court.  We believe that the claim is entirely without merit and we intend to defend this matter vigorously.

Wright Matter – On November 7, 2009, Sam Wright was playing a Vegas Star® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42,000 appeared on the machine.  On April 26, 2010, we received notice for the first time that Mr. Wright had purported to file a patron dispute with the Louisiana State Police Gaming Division.  The purported patron dispute requests that Harrah’s New Orleans Casino and/or we acknowledge the gaming debt of $42,000 to Mr. Wright.  If Mr. Wright is successful in this purported patron dispute, we may have potential indemnity obligations to Harrah’s New Orleans Casino in the amount of approximately $42,000 plus attorneys’ fees and costs or we may be liable directly to Mr. Wright for approximately $42,000.

On October 14, 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, section rule or internal controls.

On November 5, 2010, Mr. Wright filed a Petition for Damages with the Civil District Court for the Parish of Orleans, State of Louisiana.  The defendants in the lawsuit are the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company.  The Petition claims damages of approximately $43,000 plus possible treble damages, attorneys’ fees and costs.  The Company may have potential indemnity obligations to defendants Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company if a judgment is entered against these defendants.  The Petition was served on us on January 11, 2011.  On February 9, 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   We believe that the claim is entirely without merit and we intend to defend this matter vigorously.

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

Strategy

We believe we are enhancing our customer and shareholder value through our execution of the following strategic priorities:

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

•
Foster the spirit of invention and the commitment to innovation that is at the heart of our success.  With nearly 2,400 patents and trademarks granted and  pending, our pipeline for new intellectual property is robust. We believe our intellectual property collectively represents one of the strongest portfolios in the industry and our success depends upon our ability to preserve and protect our core assets.

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

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler replacement cycle. The i-Deal® shuffler is our next generation replacement for the Ace® specialty shuffler. As the Ace® reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace® shufflers, both leased and previously sold, with the i-Deal® shuffler. Approximately 80% of current i-Deal® shuffler placements (both sales and leases) have been driven by the Ace® replacement cycle.  The majority of these placements are leases.

•	Our markets for shuffler lease and sale revenue have grown recently in the United States with the approval of live table gaming in several jurisdictions such as Pennsylvania and Delaware.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically are sales.  We are starting to see increased lease activity in international markets such as Australia, Asia and Latin America. Growth drivers for the Utility segment outside the United States are the new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau.

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

•
We also aggressively pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  As noted above, several states have approved live table games over the past year, and we have seen significant placements of our table game products in those new jurisdictions.

Electronic Table Systems

•
Although we continually pursue opportunities to increase lease revenues in our ETS segment within the United States, we have seen some of our leased ETS products returned from those same markets as some states approve live table games.  While this will cause some short-term setbacks in the growth of our domestic ETS business, we have been able to return some of these products to service in other markets such as Mexico and South America.  However, the new placements are not yet performing to the same revenue and profitability levels as the units that were removed.

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

•
During the current year we have begun generating revenue from placements of our new i-Table® product.  We expect this product, which combines an electronic betting interface with a live table game, to provide us with substantial growth opportunities as it achieves acceptance in the market.

Electronic Gaming Machines

•	Our EGM segment is primarily a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australia.

•
Initial deliveries of Equinox™ began in July 2010, and we experienced record placements during the fourth quarter of fiscal 2010.  We anticipate strong demand in future periods as Equinox™ gains broader market acceptance and have seen this continue through the second quarter of 2011.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•	In addition to our primary EGM market in Australia, we are pursuing opportunities for sales growth in Asia and Latin America.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD2CR™ and one2six® Plus, our card recognition products, as well as other table accessories, such as the i-Shoe™ and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.

The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses and other amounts for which allocation to specific segments is not practicable.

Gross Margin

The number and mix of products placed and the average lease or sales price are the most significant factors affecting our gross margins. Our continuing emphasis on leasing versus selling, the shift in product mix, timing of installations and related upfront installation charges, as well as changes in non-cash depreciation and amortization expenses attributable to our acquisitions, impact our margins.

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

Although our lease margins are generally very favorable, during the current period, we have experienced lower than normal margins on our ETS leases.  This margin reduction is primarily related to the removal of Table Master® seats from Pennsylvania and Delaware in the prior year as those jurisdictions converted to live table gaming.  As noted above, although we are returning those units to service in other markets such as Mexico and Latin America, the new placements are not yet generating revenues or margins as favorable as the original placements.  Additionally, we continue to record depreciation on the units that have not yet been placed back into service.  This depreciation causes additional downward pressure on our ETS lease margins.

We occasionally record inventory adjustments related to obsolescence or declines in the net realizable value of some products.  While those adjustments occur in the normal course of business, occasional fluctuations in our obsolescence reserves can cause negative pressure on our margins.

In addition to the lease versus sell strategy, we expect to see continual improvement in our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.  Our improved EGM margins are an example of success in this area.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	April 30,				April 30,
	2011		2010		2011		2010
	(Dollars in thousands)
Revenue:
Utility	$19,172	32.0%	$21,130	41.6%	$36,533	35.2%	$38,746	42.5%
Proprietary Table Games	10,546	17.6%	10,170	20.0%	21,772	21.0%	19,205	21.1%
Electronic Table Systems	11,797	19.7%	12,444	24.5%	19,928	19.2%	20,819	22.8%
Electronic Gaming Machines	18,368	30.7%	7,072	13.9%	25,465	24.6%	12,382	13.6%

Total revenue	59,883	100.0%	50,816	100.0%	103,698	100.0%	91,152	100.0%
Cost of revenue	23,789	39.7%	18,517	36.4%	38,436	37.1%	34,006	37.3%

Gross profit	36,094	60.3%	32,299	63.6%	65,262	62.9%	57,146	62.7%
Selling, general and administrative	17,060	28.5%	15,702	30.9%	33,261	32.1%	30,059	33.0%
Research and development	6,883	11.5%	5,244	10.3%	12,799	12.3%	10,206	11.2%

Income from operations	12,151	20.3%	11,353	22.4%	19,202	18.5%	16,881	18.6%
Other income (expense):
Interest income	126	0.2%	154	0.3%	252	0.2%	292	0.3%
Interest expense	(671)	(1.1%)	(960)	(1.9%)	(1,372)	(1.3%)	(2,016)	(2.2%)
Other, net	(1,118)	(1.9%)	473	0.9%	(961)	(0.9%)	1,127	1.2%
Total other income (expense)	(1,663)	(2.8%)	(333)	(0.7%)	(2,081)	(2.0%)	(597)	(0.7%)

Income from operations before tax	10,488	17.5%	11,020	21.7%	17,121	16.5%	16,284	17.9%
Income tax provision	2,542	4.2%	3,135	6.2%	4,371	4.2%	4,720	5.2%
Net income	$7,946	13.3%	$7,885	15.5%	$12,750	12.3%	$11,564	12.7%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$24,264	$21,477	13.0%	$47,840	$41,970	14.0%
Sales and service	35,619	29,339	21.4%	55,858	49,182	13.6%
Total	$59,883	$50,816	17.8%	$103,698	$91,152	13.8%

Cost of revenue:
Leases and royalties	$8,354	$7,158	16.7%	$15,536	$13,462	15.4%
Sales and service	15,435	11,359	35.9%	22,900	20,544	11.5%
Total	$23,789	$18,517	28.5%	$38,436	$34,006	13.0%

Gross profit:
Leases and royalties	$15,910	$14,319	11.1%	$32,304	$28,508	13.3%
Sales and service	20,184	17,980	12.3%	32,958	28,638	15.1%
Total	$36,094	$32,299	11.7%	$65,262	$57,146	14.2%

Gross margin:
Leases and royalties	65.6%	66.7%		67.5%	67.9%
Sales and service	56.7%	61.3%		59.0%	58.2%
Total	60.3%	63.6%		62.9%	62.7%

Three months ended April 30, 2011 compared to three months ended April 30, 2010

Revenue

Our revenue for the three months ended April 30, 2011 increased $9,067 over the same prior year period, primarily due to the following:

•	Increase of $6,280 in our sales and service revenue:
o	Increase most notably in our EGM segment attributable to a substantial increase in sold units driven by the launch of our Equinox™ cabinet:
➢
During the prior year, we experienced a downturn in EGM sales of approximately 32.2% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox™ cabinet’s introduction.  Since we began shipping Equinox™ in July 2010, we have seen very strong improvement in EGM sales.  During the current quarter, EGM unit sales were 161.9% above prior year levels driven almost entirely by Equinox™.  While we would not expect to see this record growth continue indefinitely, we do expect that EGM sales in fiscal 2011 will continue substantially above historical levels for the remainder of the year.

o
Sales and service revenue in our Utility, PTG and ETS segments were down 22.3% collectively, partly due to our strategic focus on lease versus sales.  Prior year sales in these segments were higher due to the effect of events such as new facility openings in Singapore and favorable regulatory changes in the United States and Australia:

➢
Decreased Utility sales revenue due primarily to our strategic focus on lease versus sales.  Prior year Utility sales were higher due to the effect of new facility openings in Singapore and favorable regulatory changes in the United States;

➢	Decrease in PTG sales revenue primarily due to a 75.0% reduction in sales of lifetime licenses; and
➢	Decreased ETS sales revenue driven primarily by a 27.9% decrease in sold seats. Prior year ETS sales were driven by favorable regulatory changes in Australia.

•	Increase of $2,787 in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Driven primarily by increased Utility lease revenue due to a 21.9% increase in shuffler units on lease;
o	Increased PTG lease and royalty revenue due to a 12.8% increase in units on lease;
o	Increased Utility lease revenue partially driven by a new casino opening in Singapore in the prior year;
o	Decreased ETS lease revenue driven by a 20.8% decrease in average monthly lease price, primarily due to Table Master® removals in Pennsylvania and Delaware in the prior year; and
o	Decrease in ETS average monthly lease price partially offset by increased seats on lease due to favorable regulatory changes in the prior year.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $2,800 due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the three months ended April 30, 2011 decreased 330 basis points ("bps") to 60.3% as compared to the same prior year period, reflecting the following:

•	Decreased segment margin performance:
o
ETS was unfavorably impacted by reductions in average monthly lease prices and number of units sold.  Sales in the prior year included several large placements of Vegas Star® and Rapid Tables Games® seats in Australia at favorable margins;

o	Utility was unfavorably impacted by reduced number of units sold; and
o	PTG was favorably impacted by reduced costs related to prior year write-off of certain intangibles and related hardware.

•
Partially offset by improved EGM margins due to increases in average sales prices and reductions in manufacturing costs for our new Equinox™ cabinet.  Prior year sales were composed entirely of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™.  Current year sales are composed of approximately 90% Equinox™ cabinets.

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $1,200 due to the exchange effect of a weakening U.S. dollar.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

Our revenue for the six months ended April 30, 2011 increased $12,546 over the same prior year period, primarily due to the following:

•	Increase in our sales and service revenue:
o	Increase most notably in our EGM segment driven by a substantial increase in sold units driven by the launch of our Equinox™ cabinet:
➢
During the prior year, we experienced a downturn in EGM sales of approximately 22.0% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox™ cabinet’s introduction.  Since we began shipping Equinox™ in July 2010, we have seen very strong improvement in EGM sales.  During the current quarter, EGM unit sales were 119.7% above prior year levels driven almost entirely by Equinox™.  While we would not expect to see this record growth continue indefinitely, we do expect that EGM sales in fiscal 2011 will continue substantially above historical levels for the remainder of the year.

o
Sales and service revenue in our Utility, PTG and ETS segments were down 17.1% collectively, partly due to our strategic focus on lease versus sales.  Prior year sales in these segments were higher due to the effect of events such as new facility openings in Singapore and favorable regulatory changes in the United States and Australia:

➢
Decreased Utility sales revenue due primarily to our continued strategic focus on lease versus sales.  Prior year Utility sales were high due to the effect of new facility openings in Singapore and favorable regulatory changes in the United States; and

➢	Decrease in ETS sales revenue driven by a 20.5% decrease in sold seats. Prior year ETS sales were driven by favorable regulatory changes in Australia.

•	Increase of $5,870 in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Driven primarily by increased Utility lease revenue due to a 21.9% increase in shuffler units on lease;
o	Increased PTG lease and royalty revenue due to a 12.8% increase in units on lease;
o	Increased Utility lease revenue partially driven by new casino opening in Singapore in the prior year;
o	Decreased ETS lease revenue driven by a 21.6% reduction in average monthly lease price, primarily due to Table Master® removals in Pennsylvania and Delaware in the prior year; and
o	Decrease in ETS average monthly lease price partially offset by increased seats on lease due to favorable regulatory changes in the prior year.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $3,500 due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the six months ended April 30, 2011 increased 20 bps to 62.9% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o	Improved EGM margins due to increases in average sales prices and reductions in manufacturing costs;
o
ETS was unfavorably impacted by reductions in average monthly lease prices and number of units sold.  Sales in the prior year included several large placements of Vegas Star® and Rapid Tables Games® seats in Australia at favorable margins;

o	Utility was unfavorably impacted by a reduced number of units sold; and
o	PTG was favorably impacted by reduced costs related to prior year write-off of certain intangibles and related hardware.

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $2,100 due to the exchange effect of a weakening U.S. dollar.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)

Selling, general and administrative	$17,060	$15,702	8.6%	$33,261	$30,059	10.7%
Percentage of revenue	28.5%	30.9%		32.1%	33.0%

Research and development	$6,883	$5,244	31.3%	$12,799	$10,206	25.4%
Percentage of revenue	11.5%	10.3%		12.3%	11.2%

Total operating expenses	$23,943	$20,946	14.3%	$46,060	$40,265	14.4%
Percentage of revenue	40.0%	41.2%		44.4%	44.2%

Three months ended April 30, 2011 compared to three months ended April 30, 2010

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $1,358 for the three months ended April 30, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Patents and trademark expenses:
o	Increase of approximately $680 in trademark, copyright and patent expenses related to new products and expansion into new markets.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $570 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

•	Office expense:
o	Increase in depreciation expense of approximately $300 driven by improvements to our information technology infrastructure during the prior year.

Research & development (“R&D”) expenses:

R&D expenses increased $1,639 for the three months ended April 30, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $440 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

The following projects have been the focus of our R&D efforts during the three months ended April 30, 2011:

•	EGM:
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox™ cabinet and to support ongoing business growth and demand for new games.

•	ETS:
o	Expenses primarily related to the further development of the i-Table® and Rapid Table Games®, including the development of proprietary titles for our i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of the next generation MD2® shuffler, the MD2CR™, as well as continuing development of our other Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering to our table game titles.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products. We expect our R&D expense as a percentage of revenue to remain at current levels.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

SG&A expenses:

SG&A expenses increased $3,202 for the six months ended April 30, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Sales and profit-driven compensation expense:
o	Increase of approximately $980 in compensation and related expenses driven by improved revenue and profitability at our United States, Australian and Macau locations.

•	Patents and trademark expenses:
o	Increase of approximately $890 in trademark, copyright and patent expenses related to new products and expansion into new markets.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $810 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

•	Office expense:
o	Increase in depreciation expense of approximately $600 driven by improvements to our information technology infrastructure during the prior year.

R&D expenses:

R&D expenses increased $2,593 for the six months ended April 30, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $700 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

The following projects have been the focus of our R&D efforts during the six months ended April 30, 2011:

•	EGM:
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox™ cabinets and to support ongoing business growth.

•	ETS:
o	Expenses primarily related to the further development of the i-Table® and Rapid Table Games®, including the development of proprietary titles for our i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of the next generation MD2® shuffler, the MD2CR™, as well as continuing development of our other Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering to our table game titles.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$2,597	$2,304	12.7%	$5,007	$4,459	12.3%
Amortization	1,722	2,173	(20.8%)	3,349	4,774	(29.8%)
Total	4,319	4,477	(3.5%)	8,356	9,233	(9.5%)

Operating expenses:
Depreciation	1,017	663	53.4%	1,990	1,363	46.0%
Amortization	779	685	13.7%	1,530	1,354	13.0%
Total	1,796	1,348	33.2%	3,520	2,717	29.6%

Total:
Depreciation	3,614	2,967	21.8%	6,997	5,822	20.2%
Amortization	2,501	2,858	(12.5%)	4,879	6,128	(20.4%)
Total	$6,115	$5,825	5.0%	$11,876	$11,950	(0.6%)

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended April 30, 2011 compared to three months ended April 30, 2010

Total depreciation and amortization included in gross margin decreased 3.5% in the three months ended April 30, 2011, as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 33.2% in the three months ended April 30, 2011, as compared to the same prior year period. Increased depreciation related to additions of property, plant and equipment in the normal course of business. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

Total depreciation and amortization included in gross margin decreased 9.5% in the six months ended April 30, 2011, as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 29.6% in the six months ended April 30, 2011, as compared to the same prior year period. Increased depreciation related to additions of property, plant and equipment in the normal course of business. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended April 30, 2011 compared to three months ended April 30, 2010

	Three Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$10,275	$8,295	$1,980	23.9%
Sales - Shuffler	5,252	9,183	(3,931)	(42.8)
Sales - Chipper	360	543	(183)	(33.7)
Service	1,684	1,751	(67)	(3.8)
Other	1,601	1,358	243	17.9
Total sales and service	8,897	12,835	(3,938)	(30.7)
Total Utility segment revenue	$19,172	$21,130	$(1,958)	(9.3%)

Utility segment gross profit	$11,584	$12,886	$(1,302)	(10.1%)
Utility segment gross margin	60.4%	61.0%

Utility segment operating income	$9,858	$11,242	$(1,384)	(12.3%)
Utility segment operating margin	51.4%	53.2%

Shuffler unit information:
Lease units, end of quarter	7,391	6,062	1,329	21.9%
Average monthly lease price	$463	$456	$7	1.5%

Sold units during the period	355	674	(319)	(47.3%)
Average sales price	$14,794	$13,625	$1,169	8.6%

Chipper unit information:
Lease units, end of quarter	200	125	75	60.0%

Sold during quarter	18	25	(7)	(28.0%)
Average sales price	$20,000	$21,720	$(1,720)	(7.9%)

Our Utility segment revenue for the three months ended April 30, 2011 decreased $1,958 as compared to the same prior year period, primarily due to the following:

•	A 42.8% decrease in shuffler sales revenue:
o
A decrease of 47.3% in the number of units sold, driven primarily by our strategic focus on leasing versus sales.  The prior year period also included a large sale of shufflers related to the opening of a new casino in Singapore; and

o	Partially offset by an 8.6% increase in average sales price, driven primarily by increases on MD2® and one2six® shufflers.

•	A 33.7% decrease in chipper sales revenue:
o	A decrease of 28.0% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	A 7.9% decrease in the average sale price of units sold.

These decreases were offset by:

•	A 23.9% increase in lease revenue:
o
An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines in the prior year.  We are starting to see increased lease activity in international markets such as Asia and Latin America; and

o	Lease placements in the United States continue to be enhanced by the Ace® shuffler replacement cycle:
➢
The i-Deal® shuffler is our next generation replacement for the Ace® specialty shuffler. As the Ace® reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace® shufflers (both leased and sold) with the i-Deal® shuffler.  The Ace® shuffler replacement cycle is beginning to slow down as we exhaust the supply of Ace® units available to be replaced.

•	A 17.9% increase in other Utility revenue:
o	Driven primarily by increased sales of parts and peripherals and i-Shoe™ Auto and i-Score™ products.

Utility gross profit decreased 10.1% for the three months ended April 30, 2011, as compared to the same prior year period. Utility gross margin also decreased 60 bps to 60.4% for the three months ended April 30, 2011, as compared to the same prior year period.

The decreases in gross profit and gross margin primarily relate to the following:

•	The overall decrease in total revenues as noted above; and

•
Partially offset by a decrease in non-cash charges—a reduction of approximately $410 in amortization expense associated with the one2six® shuffler and Easy Chipper C® as the underlying intangible assets approach the end of their original estimated lives.

Utility operating income decreased 12.3% for the three months ended April 30, 2011, as compared to the same prior year period. Utility margin also decreased 180 bps to 51.4% for the three months ended April 30, 2011, as compared to the same prior year period. The decreases in operating income and operating margin primarily relate to the following:

•	The overall decreases in gross profits as discussed above.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$20,281	$16,241	$4,040	24.9%
Sales - Shuffler	9,692	15,812	(6,120)	(38.7)
Sales - Chipper	473	1,079	(606)	(56.2)
Service	3,312	3,496	(184)	(5.3)
Other	2,775	2,118	657	31.0
Total sales and service	16,252	22,505	(6,253)	(27.8)
Total Utility segment revenue	$36,533	$38,746	$(2,213)	(5.7%)

Utility segment gross profit	$22,432	$23,591	$(1,159)	(4.9%)
Utility segment gross margin	61.4%	60.9%

Utility segment operating income	$19,086	$20,145	$(1,059)	(5.3%)
Utility segment operating margin	52.2%	52.0%

Shuffler unit information:
Lease units, end of period	7,391	6,062	1,329	21.9%
Average monthly lease price	$457	$447	$10	2.2%

Sold units during the period	619	1,127	(508)	(45.1%)
Average sales price	$15,658	$14,030	$1,628	11.6%

Chipper unit information:
Lease units, end of period	200	125	75	60.0%

Sold during period	23	42	(19)	(45.2%)
Average sales price	$20,565	$25,690	$(5,125)	(19.9%)

Our Utility segment revenue for the six months ended April 30, 2011 decreased $2,213 as compared to the same prior year period, primarily due to the following:

•	A 38.7% decrease in shuffler sales revenue:
o
A decrease of 45.1% in the number of units sold, driven primarily by our strategic focus on leasing versus sales.  The prior year period also included a large sale of shufflers related to the opening of a new casino in Singapore; and

o	Partially offset by a 11.6% increase in average sales price, driven primarily by increases on MD2® and one2six® shufflers.

•	A 56.2% decrease in chipper sales revenue:
o	A decrease of 45.2% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	A 19.9% decrease in the average sale price of units sold. The prior year period included several sales of Chipmaster™ units, which have a higher average sales price than our Easy Chipper® units.

These decreases were offset by:

•	A 24.9% increase in lease revenue:
o
An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines in the prior year. We are starting to see increased lease activity in international markets such as Asia and Latin America; and

o	Lease placements in the United States continue to be enhanced by the Ace® shuffler replacement cycle:
➢
The i-Deal® shuffler is our next generation replacement for the Ace® specialty shuffler. As the Ace® reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace® shufflers (both leased and sold) with the i-Deal® shuffler. Current year  i-Deal® placements totaled approximately 490 units, leading to a net revenue increase of approximately $1,330.

•	A 31.0% increase in other Utility revenue:
o	Driven primarily by increased sales of i-Shoe™ Auto and i-Score™ products.

Utility gross profit decreased 4.9% for the six months ended April 30, 2011, as compared to the same prior year period. Utility gross margin increased 50 bps to 61.4% for the six months ended April 30, 2011, as compared to the same prior year period.

The decrease in gross profit primarily relate to the following:

•	The overall decrease in total revenues as noted above; and

•
Partially offset by a decrease in non-cash charges—a reduction of approximately $910 in amortization expense associated with the one2six® shuffler and Easy Chipper C® as the underlying intangible assets approach the end of their original estimated lives.

The increase in gross margin primarily relates to:

•	The increases in shuffler average monthly lease and average sale prices; and

•	The decrease in non-cash charges noted above.

Utility operating income decreased 5.3% for the six months ended April 30, 2011, as compared to the same prior year period, although Utility operating margin remained relatively flat.

The decrease in operating income primarily relate to the following:

•	The overall decrease in gross profits as discussed above.

Proprietary Table Games Segment Operating Results

Three months ended April 30, 2011 compared to three months ended April 30, 2010

	Three Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$10,370	$9,228	$1,142	12.4%
Sales	73	854	(781)	(91.5)
Service	30	30	-	-
Other	73	58	15	25.9
Total sales and service revenue	176	942	(766)	(81.3)
Total PTG segment revenue	$10,546	$10,170	$376	3.7%

PTG segment gross profit	$8,405	$7,715	$690	8.9%
PTG segment gross margin	79.7%	75.9%

PTG segment operating income	$7,385	$7,148	$237	3.3%
PTG segment operating margin	70.0%	70.3%

PTG unit information:
Premium units, end of quarter	2,425	2,288	137	6.0%
Side bet units, end of quarter	1,935	1,769	166	9.4%
Progressive units, end of quarter	724	513	211	41.1%
Add-on units, end of quarter	155	74	81	109.5%
Total revenue generating lease base	5,239	4,644	595	12.8%

Average monthly lease/license price	$660	$662	$(2)	(0.3%)

Sold during quarter	6	24	(18)	(75.0%)
Average sales price	$12,167	$35,583	$23,416	65.8%

Total PTG segment revenue increased $376 for the three months ended April 30, 2011, as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 12.4% increase in royalties and leases revenue:
o
Increased placements of premium table games, progressive units and side bets in the United States, primarily Ultimate Texas Hold ‘em®, Mississippi Stud®, Blackjack Switch®, Dragon Bonus® and Three Card Poker Progressive®.  These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware that took effect during the prior fiscal year; and

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $200.

•	Partially offset by a 91.5% decrease in PTG sales revenue:
o
Driven by a 75.0% decrease in sold units.  The prior year period included conversions of leased to sold lifetime licenses of premium table games in the United States, primarily Three Card Poker® and Let it Ride Bonus®.

PTG gross profit increased 8.9% for the three months ended April 30, 2011, as compared to the same prior year period. PTG gross margin also increased 380 bps, to 79.7% for the three months ended April 30, 2011, as compared to the same prior year period.  The increases in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The prior year period included the write-off of certain intangible licenses and related equipment totaling approximately $500.

PTG operating income increased 3.3% year over year, although operating margin remained relatively flat.  The increase in operating income primarily related to the following:

•	The overall increase in gross profit; and

•	Partially offset by an increase in amortization of intangible assets.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$20,661	$18,110	$2,551	14.1%
Sales	894	879	15	1.7
Service	57	72	(15)	(20.8)
Other	160	144	16	11.1
Total sales and service revenue	1,111	1,095	16	1.5
Total PTG segment revenue	$21,772	$19,205	$2,567	13.4%

PTG segment gross profit	$17,667	$15,252	$2,415	15.8%
PTG segment gross margin	81.1%	79.4%

PTG segment operating income	$15,760	$14,078	$1,682	11.9%
PTG segment operating margin	72.4%	73.3%

PTG unit information:
Premium units, end of period	2,425	2,288	137	6.0%
Side bet units, end of period	1,935	1,769	166	9.4%
Progressive units, end of period	724	513	211	41.1%
Add-on units, end of period	155	74	81	109.5%
Total revenue generating lease base	5,239	4,644	595	12.8%

Average monthly lease/license price	$657	$650	$7	1.1%

Sold during period	19	26	(7)	(26.9%)
Average sales price	$47,053	$33,808	$13,245	39.2%

Total PTG segment revenue increased $2,567 for the six months ended April 30, 2011, as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 14.1% increase in royalties and leases revenue:
o
Increased placements of premium table games, progressive units and side bets in the United States, primarily Ultimate Texas Hold ‘em®, Mississippi Stud®, Blackjack Switch®, Dragon Bonus® and Three Card Poker Progressive®.  These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware that took effect during the prior fiscal year; and

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $400.

•	Increase in PTG sales revenue:
o
Driven by placements of premium table games in the United States, primarily Three Card Poker® and Let it Ride Bonus® lifetime licenses related to a new casino opening in Las Vegas in the first quarter.

PTG gross profit increased 15.8% for the six months ended April 30, 2011, as compared to the same prior year period. PTG gross margin also increased 170 bps, to 81.1% for the six months ended April 30, 2011, as compared to the same prior year period.  The increases in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The prior year period included the write-off of certain intangible licenses and related equipment totaling approximately $500.

PTG operating income increased 11.9% year over year, although operating margin decreased 90 bps to 72.4% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	Increase in amortization of intangible assets.

Electronic Table Systems Segment Operating Results

Three months ended April 30, 2011 compared to three months ended April 30, 2010

	Three Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,514	$3,896	$(382)	(9.8%)
Sales	6,846	7,513	(667)	(8.9)
Service	145	151	(6)	(4.0)
Other	1,292	884	408	46.2
Total sales and service revenue	8,283	8,548	(265)	(3.1)
Total ETS segment revenue	$11,797	$12,444	$(647)	(5.2%)

ETS segment gross profit	$4,837	$7,832	$(2,995)	(38.2%)
ETS segment gross margin	41.0%	62.9%

ETS segment operating income	$1,719	$5,377	$(3,658)	(68.0%)
ETS segment operating margin	14.6%	43.2%

ETS unit information:
Lease seats, end of quarter	2,678	2,352	326	13.9%
Average monthly lease price	$437	$552	$(115)	(20.8%)

Sold seats during quarter	307	426	(119)	(27.9%)
Average sales price	$22,300	$17,636	$4,664	26.4%

Total ETS segment revenue decreased $647 for the three months ended April 30, 2011, as compared to the same prior year period. The decrease was primarily due to the following:

•	A decrease of 8.9% in sales revenue:
o
Decrease of 66.7% in Table Master® seats sold.  The decrease in seats sold was partially offset by a 113.3% increase in average sales price.  The prior year period included sales to several large customers in the United States as the result of the opening of several new jurisdictions, primarily in Florida and Indiana.  These sales were made at substantial discounts.  The net reduction in total Table Master® revenue was approximately $340; and

o
Decrease of 30.8% in Vegas Star® and Rapid Tables Games® seats sold in Australia, resulting in a net revenue reduction of approximately $1,600.  Prior year revenues included several large sales to Australian casinos driven by favorable regulatory changes.

•	A decrease of 9.8% in royalties and leases revenue:
o
A decrease of 20.8% in average monthly lease price, driven primarily by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware in the prior year.  This resulted in a decrease in ETS lease revenue of approximately $1,140 during the three months ended April 30, 2011;

o
We have begun to return these Table Master® units to active service in other markets such as Mexico and South America, however the new placements are not yet generating average monthly lease prices and margins equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices was partially offset by a 13.9% increase in seats on lease, driven primarily by Vegas Star® seats in New York, as well as Table Master® seats in Florida due to favorable regulatory changes in the prior year.

•	These decreases were partially offset by an increase of 46.2% in other revenue, driven by increased sales of peripherals and conversion kits for installed products in Macau.

•	Impact of foreign currency fluctuations.
o	Total revenue was positively impacted by approximately $620 due to the exchange effect of a weakening U.S. dollar

ETS gross profit decreased 38.2% for the three months ended April 30, 2011, as compared to the same prior year period.  ETS gross margin decreased 2,190 bps to 41.0% for the three months ended April 30, 2011, as compared to the same prior year period.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;
•
The unfavorable margin effect from the Table Master® units removed from Pennsylvania and Delaware; the removed units were generating average monthly lease prices and margins among the highest in our lease installed base; and

•	The Vegas Star® units sold in Australia in the prior year were at substantially favorable margins compared to current year sales.

ETS operating income decreased 68.0% for the three months ended April 30, 2011, as compared to the same prior year period. ETS operating margin decreased 2,860 bps for the three months ended April 30, 2011, as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$6,708	$7,510	$(802)	(10.7%)
Sales	10,771	11,324	(553)	(4.9)
Service	280	298	(18)	(6.0)
Other	2,169	1,687	482	28.6
Total sales and service revenue	13,220	13,309	(89)	(0.7)
Total ETS segment revenue	$19,928	$20,819	$(891)	(4.3%)

ETS segment gross profit	$9,487	$11,751	$(2,264)	(19.3%)
ETS segment gross margin	47.6%	56.4%

ETS segment operating income	$3,532	$6,900	$(3,368)	(48.8%)
ETS segment operating margin	17.7%	33.1%

ETS unit information:
Lease seats, end of period	2,678	2,352	326	13.9%
Average monthly lease price	$417	$532	$(115)	(21.6%)

Sold seats during period	480	604	(124)	(20.5%)
Average sales price	$22,440	$18,748	$3,692	19.7%

Total ETS segment revenue decreased $891 for the six months ended April 30, 2011, as compared to the same prior year period. The decrease was primarily due to the following:

•	A 4.9% decrease in sales revenue:
o
Decrease of 11.7% in Vegas Star® seats sold in Australia, resulting in a net revenue reduction of approximately $410.  Prior year revenues included large sales to Australian casinos driven by favorable regulatory changes; and

o	Decrease of approximately $320 in Rapid Table Games® sales revenue. The prior year period included a large sale of Rapid Table Games® seats in Australia.

•	A decrease of 10.7% in royalties and leases revenue:
o
A decrease of 21.6% in average monthly lease price, driven primarily by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware in the prior year.  This resulted in a decrease in ETS lease revenue of approximately $2,490 during the six months ended April 30, 2011;

o
We have begun to return these Table Master® units to active service in other markets such as Mexico and South America, however the new placements are not yet generating average monthly lease prices equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices was partially offset by a 13.9% increase in seats on lease, driven primarily by Vegas Star® seats in New York, as well as Table Master® seats in Florida due to favorable regulatory changes in the prior year.

•	These decreases were partially offset by a 28.6% increase in other revenue, driven by increased sales of peripherals and conversion kits for installed products in Macau.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $880 due to the exchange effect of a weakening U.S. dollar.

ETS gross profit decreased 19.3% for the six months ended April 30, 2011, as compared to the same prior year period.  ETS gross margin decreased 880 bps to 47.6% for the six months ended April 30, 2011, as compared to the same prior year period.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;
•
The unfavorable margin effect from the Table Master® units removed from Pennsylvania and Delaware; the removed units were generating average monthly lease prices and margins among the highest in our lease installed base;

•	The Vegas Star® units sold in Australia in the prior year were at substantially favorable margins compared to current year sales; and
•
Partially offset by a decrease of approximately $500 in amortization expense associated with Vegas Star® and Rapid Table Games® product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010.

ETS operating income decreased 48.8% for the six months ended April 30, 2011, as compared to the same prior year period. ETS operating margin decreased 1,540 bps for the six months ended April 30, 2011, as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Electronic Gaming Machines Segment Operating Results

Three months ended April 30, 2011 compared to three months ended April 30, 2010

	Three Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$103	$58	$45	77.6%
Sales	17,158	5,222	11,936	228.6
Other	1,107	1,792	(685)	(38.2)
Total sales and service revenue	18,265	7,014	11,251	160.4
Total EGM segment revenue	$18,368	$7,072	$11,296	159.7%

EGM segment gross profit	$11,268	$3,866	$7,402	191.5%
EGM segment gross margin	61.3%	54.7%

EGM segment operating income	$8,393	$1,978	$6,415	324.3%
EGM segment operating margin	45.7%	28.0%

EGM unit information:
Lease seats, end of quarter	17	18	(1)	(5.6%)

Sold during quarter	969	370	599	161.9%
Average sales price	$17,707	$14,114	$3,593	25.5%

Total EGM segment revenue increased $11,296 for the three months ended April 30, 2011, as compared to the same prior year period, primarily due to the following:

•	A 228.6% increase in sales revenue:
o	Driven by the 161.9% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox™ cabinet.  Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.  Placements of Equinox™ units began in July 2010 and totaled approximately 920 units in the current quarter;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox™ cabinet; and
o
The 25.5% increase in average sales price was partially due to foreign exchange effects; the average sales price in Australian dollars increased 11.3%, reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $2,100 due to the exchange effect of a weakening U.S. dollar.

•
The increases above were partially offset by a decrease of 38.2% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals.  The prior year period included a large sale of conversion kits to a single customer.

EGM gross profit increased 191.5% for the three months ended April 30, 2011, as compared to the same prior year period. EGM gross margin increased 660 bps to 61.3% for the three months ended April 30, 2011, as compared to the same prior year period. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox™ cabinet;

•
Prior year sales were composed entirely of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™.  Current year sales are composed of approximately 95% Equinox™ cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox™ cabinet.

EGM operating income increased 324.3% for the three months ended April 30, 2011, as compared to the same prior year period. EGM operating margin also increased 1,770 bps for the three months ended April 30, 2011, as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above; and

•	Partially offset by increased R&D costs related to the development of the new Equinox™ cabinet and related game content.

Six months ended April 30, 2011 compared to six months ended April 30, 2010

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$189	$109	$80	73.4%
Sales	23,294	8,678	14,616	168.4
Other	1,982	3,595	(1,613)	(44.9)
Total sales and service revenue	25,276	12,273	13,003	105.9
Total EGM segment revenue	$25,465	$12,382	$13,083	105.7%

EGM segment gross profit	$15,676	$6,552	$9,124	139.3%
EGM segment gross margin	61.6%	52.9%

EGM segment operating income	$10,157	$3,085	$7,072	229.2%
EGM segment operating margin	39.9%	24.9%

EGM unit information:
Lease seats, end of period	17	18	(1)	(5.6%)

Sold during period	1,292	588	704	119.7%
Average sales price	$18,029	$14,759	$3,270	22.2%

Total EGM segment revenue increased $13,083 for the six months ended April 30, 2011, as compared to the same prior year period, primarily due to the following:

•	A 168.4% increase in sales revenue:
o	Driven by the 119.7% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox™ cabinet.  Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.  Placements of Equinox™ units began in July 2010 and totaled approximately 1,170 units in the current period;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox™ cabinet; and
o
The 22.2% increase in average sales price was partially due to foreign exchange effects; the average sales price in Australian dollars increased 9.8%, reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $2,600 due to the exchange effect of a weakening U.S. dollar.

•	A decrease of 44.9% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals. The prior year period included large sales of conversion kits.

EGM gross profit increased 139.3% for the six months ended April 30, 2011, as compared to the same prior year period. EGM gross margin increased 870 bps to 61.6% for the six months ended April 30, 2011, as compared to the same prior year period. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox™ cabinet;

•
Prior year sales were composed entirely of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™.  Current year sales are composed of approximately 90% Equinox™ cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox™ cabinet.

EGM operating income increased 229.2% for the six months ended April 30, 2011, as compared to the same prior year period. EGM operating margin also increased 1,500 bps for the six months ended April 30, 2011, as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above;

•	Partially offset by increased R&D costs related to the development of the new Equinox™ cabinet and related game content.

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

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of April 30, 2011 was 1.12 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of April 30, 2011 was 1.09 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of April 30, 2011 was 25.31 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $14,150 as of April 30, 2011 and $8,535 as of October 31, 2010. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30,	October 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$16,983	$9,988	$6,995	70.0%
Working capital	$77,695	$58,628	$19,067	32.5%
Current ratio	3.3 : 1	2.2 : 1	1:1

CASH FLOWS SUMMARY

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$16,510	$27,521	$(11,011)	(40.0%)
Net cash used in investing activities	(18,468)	(13,686)	4,782	34.9%
Net cash provided by (used in) financing activities	8,861	(3,660)	12,521	342.1%
Effects of exchange rates	92	148	(56)	(37.8%)
Net change in cash and cash equivalents	$6,995	$10,323

Capital Expenditures. We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products. Significant items included in cash flows related to capital expenditures are as follows:

	Six Months Ended
	April 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(7,263)	$(13,139)	$(5,876)	(44.7%)
Purchases of property and equipment	(2,001)	(2,553)	(552)	(21.6%)
Purchases of intangible assets	(6,145)	(2,171)	3,974	183.0%
Total capital expenditures	$(15,409)	$(17,863)

Operating

Cash flow provided by operating activities decreased $11,011 for the six months ended April 30, 2011 compared to the same prior year period, primarily due to following:

•
An increase in cash used for inventory of approximately $8,600. Inventory increased by approximately $1,300 due to the exchange effect of a weakening U.S. dollar.  The remaining increase in inventory is related to our expansion into new markets, pending installations across all segments globally, and an increase in trial inventory. As a result, inventory turns decreased from 3.2 times for the six months ended April 30, 2010 to 2.5 times as of April 30, 2011;

•
The decrease in accrued liabilities related to settlement of our class action lawsuits and shareholder derivative suit that was offset by a decrease in other current assets representing payment to the beneficiaries, see Note 12 to our Condensed Consolidated Financial Statements for more information;

•
A decrease in cash provided by  accounts receivable of approximately $7,600. Average days sales outstanding (“DSO”) for the six months ended April 30, 2011 increased to approximately 74 days from approximately 60 days in the same prior year period, due primarily to heavy sales volume in the last month of the quarter;

•	Offset by stronger operating performance that led to an increase in net income of approximately $1,200; and

•
Offset by an increase in customer deposits and deferred revenue of approximately $3,000, primarily due to prior year period balance which included the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted.

Investing

Cash used in investing activities increased $4,782 for the six months ended April 30, 2011 compared to the same prior year period, primarily due to following:

•	Increased cash used for the acquisition of a business of approximately $6,500 related to the Newton acquisition, see Note 2 of our Condensed Consolidated Financial Statements for more information;

•
Increased cash used for purchases of intangible assets of approximately $4,000 primarily related to the acquisition of intellectual property from Prime Table Games, see Note 2 to our Condensed Consolidated Financial Statements for more information; and

•	Offset by a decrease in payments for products leased and held for lease of approximately $5,900. The prior balance was primarily driven by the opening of two casinos in Singapore.

Financing

Cash flows provided by financing activities increased $12,521 for the six months ended April 30, 2011 compared to the same prior year period, primarily due to following:

•
For the six months ended April 30, 2011, we received approximately $16,500 proceeds from our Revolver which was primarily used for Newton and Prime Table Games acquisition, as described above, compared to prior period where we received approximately $8,200 from our $100,000 senior secured credit facility (the “Deutsche Bank Senior Secured Credit Facility”). Our Deutsche Bank Senior Secured Credit Facility was satisfied and terminated in October 2010; and

•
Offset by decrease in cash used for debt payments of approximately $1,900. Debt payments during current period primarily related to the payment on our Revolver of $10,000. Debt payments during prior year period related primarily to partial repayment of amounts outstanding under our Deutsche Bank Senior Secured Credit Facility and our $65,000 term loan facility, which were satisfied and terminated in October 2010.

Indebtedness (See Note 5 of our Notes to Condensed Consolidated Financial Statements)

$200,000 senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200,000 consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200,000 with a sub-facility for letters of credit of $25,000, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25,000, and a sub-facility for swing line loans of $20,000, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300,000, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of April 30, 2011 was 2.25% and borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amount drawn under the Revolver was $71,946 as of April 30, 2011, after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $126,000 of available remaining credit under the Revolver as of April 30, 2011. The Revolver matures on October 29, 2015.

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

Interest rate risk. As of April 30, 2011, we had approximately $72,000 of variable rate debt. Assuming a 1% change in the average interest rate as of April 30, 2011, our annual interest cost would change by approximately $720.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and six months ended April 30, 2011and 2010, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2011, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2010, see Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2010.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2010.  For the six months ended April 30, 2011, there were no additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
February 1 through February 28, 2011	-	$-	-	$21,077
March 1 through March 31, 2011	-	-	-	21,077
April 1 through April 30, 2011	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30,000 of the Company's shares; however, we generally prioritize bank debt reduction over share repurchases.  There were no common stock repurchases during the period.  As of April 30, 2011, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Employment agreement by and between Shuffle Master, Inc. and Michael Gavin Isaacs dated March 16, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 22 2011).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SHUFFLE MASTER, INC. (Registrant)
Date: June 8, 2011
/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)