Form 10-Q
period 2011-07-31
SHUFFLE MASTER INC
filed 2011-08-31
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
OR
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

As of August 25, 2011, there were 54,155,828 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2011

PART I

ITEM 1.  FINANCIAL STATEMENTS
SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenue:
Product leases and royalties	$24,785	$22,043	$72,625	$64,013
Product sales and service	33,542	29,504	89,400	78,686
Total revenue	58,327	51,547	162,025	142,699
Costs and expenses:
Cost of leases and royalties	8,970	6,932	24,506	20,394
Cost of sales and service	13,135	12,948	36,035	33,492
Gross profit	36,222	31,667	101,484	88,813
Selling, general and administrative	16,816	17,514	50,077	47,573
Research and development	6,695	5,719	19,494	15,925
Total costs and expenses	45,616	43,113	130,112	117,384

Income from operations	12,711	8,434	31,913	25,315

Other income (expense):
Interest income	177	158	429	450
Interest expense	(659)	(1,023)	(2,031)	(3,039)
Other, net	457	385	(504)	1,512
Total other income (expense)	(25)	(480)	(2,106)	(1,077)
Income before income taxes	12,686	7,954	29,807	24,238
Income tax provision	3,560	2,112	7,931	6,832
Net income	$9,126	$5,842	$21,876	$17,406

Basic earnings per share:	$0.17	$0.11	$0.40	$0.33
Diluted earnings per share:	$0.17	$0.11	$0.40	$0.32

Weighted average shares outstanding:
Basic	54,446	53,272	54,317	53,246
Diluted	55,123	54,351	55,009	54,178

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 31,	October 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$30,191	$9,988
Accounts receivable, net of allowance for bad debts of $421 and $466	39,867	41,176
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $57 and $71	2,516	1,806
Inventories	32,386	27,351
Prepaid income taxes	3,295	7,086
Deferred income taxes	5,917	5,091
Other current assets	4,854	14,969
Total current assets	119,026	107,467
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $8 and $42	325	1,104
Products leased and held for lease, net	34,110	31,975
Property and equipment, net	13,200	12,642
Intangible assets, net	69,491	64,144
Goodwill	86,357	75,932
Deferred income taxes	6,233	7,523
Other assets	2,963	3,173
Total assets	$331,705	$303,960
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,881	$7,013
Accrued and other current liabilities	19,230	34,762
Deferred income taxes, current	119	116
Income tax payable	4,042	74
Customer deposits	3,272	2,973
Deferred revenue	4,490	3,901
Total current liabilities	34,034	48,839
Long-term debt	68,770	66,262
Other long-term liabilities	2,366	2,641
Deferred income taxes	73	70
Total liabilities	105,243	117,812
Commitments and contingencies (See Note 12)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 54,156 and 53,650 shares issued and outstanding	541	536
Additional paid-in capital	113,173	108,705
Retained earnings	71,124	49,248
Accumulated other comprehensive income	41,624	27,659
Total shareholders' equity	226,462	186,148
Total liabilities and shareholders' equity	$331,705	$303,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$21,876	$17,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,951	17,584
Amortization of debt issuance costs	357	776
Share-based compensation	2,184	3,324
Provision for bad debts	140	496
Write-down for inventory obsolescence	626	382
Gain on sale of leased assets	(4,182)	(5,081)
Loss (Gain) on sale of assets	238	(23)
Excess tax benefit from exercise of stock options	(808)	(23)
Changes in operating assets and liabilities:
Accounts receivable	3,182	1,337
Investment in sales-type leases and notes receivable	779	(22)
Inventories	(3,948)	401
Accounts payable and accrued liabilities	(21,232)	12,811
Customer deposits and deferred revenue	825	(2,117)
Income taxes payable	3,666	1,554
Deferred income taxes	1,036	248
Prepaid income taxes	3,812	447
Other	10,190	(10,866)
Net cash provided by operating activities	36,692	38,634
Cash flows from investing activities:
Proceeds from sale of leased assets	6,240	7,277
Proceeds from sale of assets	86	133
Payments for products leased and held for lease	(11,608)	(16,706)
Purchases of property and equipment	(2,683)	(4,314)
Purchases of intangible assets	(6,269)	(2,298)
Acquisition of business	(6,499)	-
Other	(701)	(1,039)
Net cash used in investing activities	(21,434)	(16,947)
Cash flows from financing activities:
Proceeds from Revolver	16,500	-
Debt payments on Revolver	(15,000)	-
Proceeds from Deutsche Bank Senior Secured Credit Facility	-	12,125
Debt payments on Deutsche Bank Senior Secured Credit Facility	-	(10,245)
Debt payments on Term Loan	-	(4,656)
Proceeds from issuances of common stock, net	2,156	53
Excess tax benefit from exercise of stock options	808	23
Other	(41)	(110)
Net cash provided by (used in) financing activities	4,423	(2,810)
Effect of exchange rate changes on cash and cash equivalents	522	(239)
Net increase in cash and cash equivalents	20,203	18,638
Cash and cash equivalents, beginning of period	9,988	7,840
Cash and cash equivalents, end of period	$30,191	$26,478

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

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games, side bets, add-ons and progressives.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker and blackjack table games and to electronic platforms such as Table Master® and i-Table®.

Electronic Table Systems.  Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table®, Table Master®, Vegas Star® and Rapid Table Games®.  Our i-Table® platform combines an electronic betting interface with a live dealer who deals the cards from our card reading shoe or shuffler that is designed to improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master® and Vegas Star® feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Our Rapid Table Games® product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

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

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2010 Annual Report on Form 10-K filed with the SEC on January 13, 2011.  The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

We evaluate the credit quality of the receivables and establish an allowance for doubtful accounts based primarily upon collection history, using a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, we utilize historic collection experience, where applicable, to establish an allowance for doubtful accounts receivable. A specific reserve is allocated when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts related to accounts receivable as of July 31, 2011 and October 31, 2010 was $421 and $466, respectively. The allowance for doubtful accounts related to investment in sales-type leases and notes receivable as of July 31, 2011 and October 31, 2010 was $65 and $113, respectively.

Uncollectible contracts are written off when it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

Recently issued accounting standards or updates – not yet adopted
•
Fair value measurement disclosure – In May 2011, Financial Accounting Standards Board (“FASB”) issued an ASU on fair value measurement on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands disclosure requirements particularly for Level 3 inputs to include following:

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

Comprehensive income – In June 2011, FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect to have a material impact on our financial statements.

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

We accounted for this acquisition as a business combination and allocated the total consideration of approximately $7,500 to the assets acquired based on their fair values.  We recorded approximately $2,700 to intangible assets which will be amortized on a straight line basis over a 9 year period.  The remaining amount of approximately $4,800 was recorded to goodwill.  We also recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of July 31, 2011 of $1,055 represents the discounted present value of the future payments, excluding imputed interest of approximately $345, using an effective interest rate of 4.2%. The Newton acquisition enhances our Utility segment by adding to our intellectual property portfolio and providing for further revenue opportunities.

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

On December 21, 2010, we also entered into a remote gambling intellectual property transfer agreement (the “Remote Gambling Agreement”) in which we acquired licenses to the Three Card Poker™ internet rights in the British Isles for $1,500. The acquired internet rights include internet gambling and gambling via cell phones, in addition to certain social media uses such as play-for-fun applications on the internet.  The $1,500 was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

3. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	July 31,	October 31,
	2011	2010
	(In thousands)
Net inventories:
Raw materials and component parts	$15,340	$17,322
Work-in-process	5,979	5,325
Finished goods	11,067	4,704
Total	$32,386	$27,351

Included in finished goods as of July 31, 2011 is approximately $3,000 of units on trial at customer facilities, compared to approximately $400 at October 31, 2010.  Our inventory of EGM finished goods has increased from approximately $1,000  at October 31, 2010 to approximately $1,600 at July 31, 2011, due to increased demand for Equinox™, our newest EGM product.

	July 31,	October 31,
	2011	2010
	(In thousands)
Other current assets:
Prepaid expenses	$3,054	$2,483
Insurance receivables	27	10,840
Other receivables	1,394	845
Other	379	801
Total	$4,854	$14,969

Insurance receivables of $27 and $10,840 as of July 31, 2011 and October 31, 2010, respectively, related to the settlement of our class action lawsuits discussed in Note 12 and the shareholder derivative lawsuits.  In February and May 2010, we entered into settlement agreements to settle the class action lawsuits and shareholder derivative lawsuits for $13,000 and $1,000, respectively.  Under our Directors and Officers ("D&O") insurance policy, the settlement amounts totaling $14,000 are fully insured and reimbursable and our D&O insurance carriers paid the monetary settlement in full.  In accordance with court instructions, the remaining amount will be paid to beneficiaries as it is approved for payment by the court. As of July 31, 2011, $12,973 and $1,000 has been approved for payment by the court and paid to the beneficiaries of the class action lawsuits and shareholder derivative lawsuits, respectively.

	July 31,	October 31,
	2011	2010
	(In thousands)
Products leased and held for lease:
Utility	$45,810	$41,262
Less: accumulated depreciation	(28,220)	(24,439)
Utility, net	17,590	16,823

Proprietary Table Games	5,607	3,997
Less: accumulated depreciation	(2,540)	(2,059)
Proprietary Table Games, net	3,067	1,938

Electronic Table Systems	28,501	25,437
Less: accumulated depreciation	(15,048)	(12,223)
Electronic Table Systems, net	13,453	13,214

Total, net	$34,110	$31,975

	July 31,	October 31,
	2011	2010
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	$12,527	$13,148
Accrued taxes	1,507	1,896
Accrued legal fees	421	11,376
Other accrued liabilities	4,775	8,342
Total	$19,230	$34,762

The decrease in other accrued liabilities primarily related to the settlement of the litigation with Prime Table Games described in Note 2.  The decrease in accrued legal fees is due to payment to the beneficiaries of the class action lawsuits and shareholder derivative lawsuits described above.

4. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames™ and CARD™ tradenames, are subject to amortization. We amortize certain of our intangible assets proportionate to the related actual revenue from the utilization of the intangible asset. We believe this method reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. For all other intangibles, including covenants not to compete, we amortize on a straight-line basis over their useful lives. Amortization expense was $2,533 and $2,788 for the three months ended July 31, 2011 and 2010, respectively, and $7,412 and $8,916 for the nine months ended July 31, 2011 and 2010, respectively.

Amortizable intangible assets are comprised of the following:

	Weighted Average	July 31,	October 31,
	Useful Life	2011	2010
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$69,038	$64,344
Less: accumulated amortization		(51,203)	(46,925)
		17,835	17,419
Customer relationships	10 years	26,108	24,299
Less: accumulated amortization		(12,395)	(9,563)
		13,713	14,736
Licenses and other	6 - 9 years	18,643	13,328
Less: accumulated amortization		(6,835)	(4,667)
		11,808	8,661
Total		$43,356	$40,816

Tradenames. Intangibles with an indefinite life, consisting of the Stargames™ and CARD™ tradenames, are not amortized, and were $26,135 and $23,328 as of July 31, 2011 and October 31, 2010, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of July 31, 2011, are as follows:

		Proprietary	Electronic	Electronic
Activity by Segment	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)

Goodwill	$44,135	$8,317	$33,268	$11,079	$96,799
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2009	$44,135	$8,317	$11,131	$11,079	$74,662

Foreign currency translation adjustment	(1,820)	-	920	916	16
Other	245	1,009	-	-	1,254
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	1,931	-	1,501	1,494	4,926
Acquisition	4,799	-	-	-	4,799
Other	-	700	-	-	700
Balance as of July 31, 2011	$49,290	$10,026	$13,552	$13,489	$86,357

The $4,799 of additional goodwill in our Utility segment relates to the Newton acquisition during the three months ended January 31, 2011. For additional information about the Newton acquisition, see Note 2.

The $700 of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  During the three months ended July 31, 2011, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. For additional information about BTI contingent liability, see Note 5.

5. DEBT

Debt consisted of the following:
	July 31,	October 31,
	2011	2010
	(In thousands)
Revolver	$66,946	$65,445
Newton future consideration	1,055	-
Other long-term debt	769	817
Total long-term debt	$68,770	$66,262

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of July 31, 2011 was 2.19%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of July 31, 2011, the amount drawn under the Revolver was $66,946 and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $133,000 of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of July 31, 2011, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 1.00 to 1.0, 0.97 to 1.0 and 28.77 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

Newton future consideration.  In connection with our acquisition of Newton on November 15, 2010, we recorded a liability associated with future consideration of approximately $1,400 due in non-interest bearing payments through 2019.  The balance as of July 31, 2011 of $1,055 represents the discounted present value of the future payments, excluding imputed interest of approximately $345, using an effective interest rate of 4.2%.

BTI contingent liability. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7,616 for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12,000. The final principal and interest payment related to our initial estimated liability of $7,616 was paid in February 2009 and therefore no outstanding balance existed as of July 31, 2011 and October 31, 2011. As of July 31, 2011, we have paid approximately $10,269 of the $12,000 maximum amount since February 2004.

6. SHAREHOLDERS’ EQUITY

Common stock repurchases.Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of July 31, 2011, $21,077 remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased during the three and nine months ended July 31, 2011.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchase when there are anomalies in the value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three and nine months ended July 31, 2011 and 2010, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	( In thousands)
Net income	$9,126	$5,842	$21,876	$17,406
Currency translation adjustment	(2,136)	(3,334)	13,965	(7,792)
Total comprehensive income	$6,990	$2,508	$35,841	$9,614

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

7. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued) and restricted stock. In addition, the 2004 Plan provides for the grant of restricted stock units. Awards granted under the plans (collectively “Awards”) may be granted individually or in any combination. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and expires in ten years. Equity granted under the 2004 Directors’ Plan generally vests over periods of one to two years.

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

As of July 31, 2011, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 1,600 and 202 shares available for grant, respectively.

A summary of activity related to stock options is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2010	4,840	$13.56
Granted	555	10.86
Exercised	(462)	4.66
Forfeited or expired	(231)	16.26

Outstanding at July 31, 2011	4,702	$13.98	5.4	$5,086

Fully vested and expected to vest at July 31, 2011	4,671	$14.05	5.3	$5,060

Exercisable at July 31, 2011	3,298	$15.09	4.2	$3,381

For the three months ended July 31, 2011 and 2010, we issued 28 and 16 stock options, with an aggregate fair market value of $157 and $78, respectively. For the nine months ended July 31, 2011 and 2010, we issued 555 and 707 stock options, with an aggregate fair market value of $3,142 and $2,907, respectively. For the three months ended July 31, 2011, 73 stock options were exercised and $28 of related tax benefit was recognized and for the nine months ended July 31, 2011, 462 stock options were exercised and $71 of related tax benefit was recognized. As of July 31, 2011, there was approximately $4,079 of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity related to restricted stock is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2010	356	$16.25
Granted	339	10.13
Vested	(139)	15.95
Forfeited	(35)	9.16

Nonvested at July 31, 2011	521	$12.83	1.29	$4,855

Expected to vest	504	$12.91	1.25	$4,696

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of July 31, 2011, there was approximately $3,032 of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.0 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In thousands)
Compensation costs:
Stock options	$483	$1,128	$1,471	$2,677
Restricted stock	223	341	713	647
Total compensation cost	$706	$1,469	$2,184	$3,324
Related tax benefit	$(245)	$(458)	$(761)	$(1,032)

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

	Three Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2011
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	63.8%	64.8%
Risk-free interest rate	1.6%	1.7%
Expected term	4.4 years	4.4 years

8. INCOME TAXES

Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2011 was 28.1% and 26.6%, respectively. Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2010 was 26.6% and 28.2%, respectively. The higher effective income tax rate for the three months ended July 31, 2011 compared to the prior year period is primarily attributable to  the decrease in gross unrecognized tax benefits of approximately $800 and related interest and penalties recognized of approximately $100 due to statute of limitation lapses with tax authorities in the prior year.  The lower effective income tax rate for the nine months ended July 31, 2011 compared to the prior year period is primarily attributable to the mix of domestic and foreign income for the year.  Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions, as well as accumulated interest and penalties.

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In thousands, except per share amount)
Net income available to common shares	$9,126	$5,842	$21,876	$17,406

Basic
Weighted average shares	54,446	53,272	54,317	53,246

Diluted
Weighted average shares, basic	54,446	53,272	54,317	53,246
Dilutive effect of options	677	1,079	692	932
Weighted average shares, diluted	55,123	54,351	55,009	54,178

Basic earnings per share	$0.17	$0.11	$0.40	$0.33
Diluted earnings per share	$0.17	$0.11	$0.40	$0.32

Weighted average anti-dilutive shares excluded from diluted EPS	3,484	3,506	3,312	3,601

10. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of July 31, 2011 has been calculated based on market borrowing rates available as of July 31, 2011 for debt with similar terms and maturities. The fair value of our Revolver as of October 31, 2010 approximates the carrying value as of October 31, 2010 as we closed on the Senior Secured Revolving Credit Facility on October 29, 2010. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value
	July 31, 2011	July 31, 2011	October 31, 2010	October 31, 2010	Hierarchy
	(In thousands)
Revolver	$66,946	$66,950	$65,445	$65,445	Level 2

11. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Utility	$22,575	$19,807	$59,108	$58,554
Proprietary Table Games	10,994	10,949	32,766	30,154
Electronic Table Systems	6,793	11,607	26,721	32,426
Electronic Gaming Machines	17,965	9,184	43,430	21,565
	$58,327	$51,547	$162,025	$142,699
Gross profit:
Utility	$12,852	$11,803	$35,284	$35,394
Proprietary Table Games	8,671	8,858	26,338	24,111
Electronic Table Systems	3,197	6,212	12,684	17,963
Electronic Gaming Machines	11,502	4,794	27,178	11,345
	$36,222	$31,667	$101,484	$88,813
Operating income:
Utility	$11,208	$10,179	$30,294	$30,324
Proprietary Table Games	7,445	8,297	23,205	22,375
Electronic Table Systems	328	3,786	3,860	10,686
Electronic Gaming Machines	8,336	2,865	18,493	5,950
Unallocated Corporate	(14,606)	(16,693)	(43,939)	(44,020)
	$12,711	$8,434	$31,913	$25,315
Depreciation and amortization:
Utility	$2,252	$1,941	$5,451	$5,913
Proprietary Table Games	1,414	1,588	4,183	4,611
Electronic Table Systems	1,397	1,243	5,300	4,646
Electronic Gaming Machines	38	-	166	197
Unallocated Corporate	974	862	2,851	2,217
	$6,075	$5,634	$17,951	$17,584
Capital expenditures:
Utility	$2,171	$2,134	$6,537	$10,930
Proprietary Table Games	668	343	6,843	1,295
Electronic Table Systems	1,299	1,173	4,376	6,188
Electronic Gaming Machines	354	-	421	878
Unallocated Corporate	659	1,805	2,383	4,027
	$5,151	$5,455	$20,560	$23,318

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2011		2010		2011		2010
	(Dollars in thousands)
Revenue:
United States	$26,578	45.6%	$27,934	54.2%	$76,928	47.5%	$75,412	52.8%
Canada	2,696	4.6%	1,978	3.8%	5,970	3.7%	6,642	4.7%
Other North America	1,308	2.2%	797	1.5%	3,668	2.3%	2,585	1.8%
Europe	2,344	4.0%	2,030	3.9%	5,986	3.7%	6,609	4.6%
Australia	20,395	35.0%	13,034	25.3%	55,909	34.5%	37,446	26.2%
Asia	4,189	7.2%	5,331	10.3%	11,965	7.4%	12,726	8.9%
Other	817	1.4%	443	1.0%	1,599	0.9%	1,279	1.0%
	$58,327	100.0%	$51,547	100.0%	$162,025	100.0%	$142,699	100.0%

12. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreement. As of July 31, 2011 and October 31, 2010, minimum aggregate severance benefits totaled $6,510 and $5,670, respectively.

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

On March 6, 2008, the Court ordered entry of default against GEI/Awada.  In accordance with the Court's order, we sought appropriate damages, an injunction and costs to be included in a default judgment.  In June 2008, the Court issued a default judgment against Awada and GEI for $792 and also issued a permanent injunction against their 3-5-7 Poker™ game, which judgment was entered in July 2008. The judgment is still outstanding. There is no assurance of collectability of all or any part of this judgment.

In August 2008, we started certain proceedings to collect the judgment for $792 including, without limitation, a lawsuit filed in the Eighth Judicial District Court, Clark County, Nevada, related to the fraudulent transfer of certain intellectual property assets by Awada/GEI.  The Court entered an order on August 11, 2008, that in part required GEI/Awada to remove all 3-5-7 Poker™ games by August 12, 2008, with which they complied, on a later date, to the best of our knowledge. In October 2009, Awada filed for bankruptcy, which stayed all collection activities against him, including those arising from our judgment.  On November 24, 2009, GEI joined Awada in filing for bankruptcy protection, and thus all collection activities with respect to our judgment against both GEI and Awada were stayed at that time.  In August 2010, the bankruptcy court dismissed Awada’s bankruptcy case.  Collection efforts with respect to our judgment against Awada may now be resumed.  The stay of collection efforts as a result of bankruptcy protection remains in effect as to GEI.

Class Action Lawsuits –

a. Stocke Complaint—On June 1, 2007, a putative class action complaint for violation of federal securities laws against the Company and our then Chief Executive Officer, Mark L. Yoseloff, and our then Chief Financial Officer, Richard L. Baldwin, was filed in the U.S. District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006 and March 12, 2007.  The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin (the “Stocke Complaint”).  The Stocke Complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  These claims allegedly relate to our March 13, 2007, announcement that we would restate our 2006 fiscal fourth quarter and 2006 full year financial results.  The Stocke Complaint sought compensatory damages in an unstated amount.  On or about August 4, 2007, four plaintiffs moved the Court for appointment as lead plaintiff.

b. Armistead Complaint—On June 12, 2007, a second putative class action complaint for violation of certain federal securities laws against the Company,  Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.  The case is entitled Robert Armistead, Jr. vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin.  This lawsuit effectively mirrors the allegations in the Stocke Complaint, except that this complaint was filed on behalf of persons who purportedly purchased our stock between March 20, 2006 and March 12, 2007.

c. Tempel Complaint—On June 25, 2007, a third putative class action complaint for violation of certain federal securities laws against the Company, Dr. Yoseloff and Mr. Baldwin was filed in the U.S. District Court for the District of Nevada.  The case is entitled Andrew J. Tempel vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. This lawsuit is a “copycat” lawsuit of the Stocke Complaint.

d. Consolidation of Stocke, Armistead and Tempel Complaints – On June 22, 2007, a Joint Stipulation was filed in the U.S. District Court for the District of Nevada providing that all presently filed and any subsequently filed related class actions shall be consolidated and captioned In Re Shuffle Master, Inc. Securities Litigation.  We were not required to answer, move against or otherwise respond to any class action complaints until a consolidated complaint was filed.

On November 30, 2007, the Court appointed the Shuffle Master Institutional Investor Group, consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System as lead plaintiffs.

A Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) was filed on February 5, 2008.  The Consolidated Complaint asserted the same causes of action for violation of federal securities laws as the initial class actions and applied to a class period of February 1, 2006 to March 12, 2007.  The Consolidated Complaint contained essentially the same material allegations as in the initial lawsuits and also contained allegations arising out of the Company's acquisition of Shuffle Master Australasia (d/b/a “Stargames”) and disclosures concerning the Company's internal controls.  This Consolidated Complaint superseded all previously filed lawsuits covering this class period.  On March 25, 2008, the defendants filed a Motion to Dismiss the Consolidated Complaint, which was denied on March 23, 2009.  The defendants answered the Consolidated Complaint on April 29, 2009.

On February 2, 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement, which was granted on February 4, 2010.  Our D&O insurance carriers escrowed the monetary settlement in full, being the amount of $13,000 for payment to the plaintiffs in full upon final approval of the settlement by the Court.

On June 8, 2010, the Court gave its final approval to this settlement and on June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal was filed from the order and final judgment and the period for appeal has subsequently expired.  As of July 31, 2011, substantially the entire amount was approved for payment by the court and paid to the beneficiaries of the Class Action Lawsuits. See Note 3 for more information. We consider the matters to be materially concluded.

TableMAX – On April 14, 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master® product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  On August 13, 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc. (collectively “TableMAX”), the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661, filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  On August 19, 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of our Table Master® product.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and the Court also denied without prejudice various motions for summary judgment that we filed. During the discovery process, TableMAX made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint"), which has materially the same allegations as the Second Complaint, except that it alleges that our Vegas Star® product allegedly infringes all of the patents in suit. A document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding our Vegas Star® product to only one of TableMAX's patents in suit.

The Court set the Markman hearing for December 15, 2010.    In November 2010, the Court granted our Motion to Stay and the case remains currently stayed.  We believe that the claim is entirely without merit and we intend to continue to vigorously defend this matter.

Macau Rapid Baccarat® Patent Issue – On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from Macau SAR seized a Rapid Baccarat® unit related to an alleged claim of patent infringement by a Macau patent owner.  There is a possibility of future legal proceedings being commenced against our subsidiary, Shuffle Master Asia Limited (“SMAL”) and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, which we understand is a criminal matter in Macau. On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed based upon the report of the Macau customs officials.  In November 2010, the patent holder appealed this finding to the Macau Courts. On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  The judge made no ruling on the patent holder’s appeal itself and thus no decision has yet been reached on whether a proceeding against SMAL will be opened. If the patent holder’s appeal to the Macau Courts is successful, then a criminal case for patent infringement against SMAL and its directors may be instituted.  We are not aware of any proceeding against SMAL or any of its directors yet being commenced.

On or about February 3, 2010, we filed an appeal (the “First SMAL Appeal”) to the judge’s decision that the patent holder’s appeal was timely.  On or about March 4, 2010, the judge declined to forward the First SMAL Appeal to a higher Macau Court. We filed a further appeal (the “Second SMAL Appeal”) to have the higher Macau court hear the First SMAL Appeal.   On June 2, 2010, the Judge denied the patent holder’s request to open a criminal proceeding and decided that the investigation should remain dismissed against SMAL and its directors.  The patent holder subsequently appealed the June 2, 2010, decision to a higher Macau court.  We believe that the claim is entirely without merit and we intend to continue to defend this matter vigorously.

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

On October 14, 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, section rule or internal controls. Mr. Wright was unsuccessful in the patron dispute.

On November 5, 2010, Mr. Wright filed a Petition for Damages with the Civil District Court for the Parish of Orleans, State of Louisiana.  The defendants in the lawsuit are the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively, “Harrah’s).  The Petition claims damages of approximately $43,000 plus possible treble damages, attorneys’ fees and costs.  The Company may have potential indemnity obligations to defendants Harrah’s if a judgment is entered against these defendants.  The Petition was served on us on January 11, 2011.  On February 9, 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   On July 1, 2011, the Court entered an order setting the trial date for May 7, 2012.  We believe that the claim is entirely without merit and we intend to continue to defend this matter vigorously.

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

Overview

We develop, manufacture and market technology and entertainment-based products for the gaming industry for placement on the casino floor. We specialize in providing licensed casino operators and other users with products and services that improve their speed, profitability, productivity and security.  Our products are offered in highly regulated markets throughout the world.  Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced for certain products and sub-assemblies in the United States, Europe and Australasia.

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

•	Sound balance sheet management to fuel growth through:
o
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

•
Promote and foster internal staff development and deepen our bench strength.  We know our success is directly attributable to the caliber of our workforce and we remain committed to each and every employee’s development.  We will continue to set the talent bar high.

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

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the Proprietary Table Games (“PTG”) segment, the majority of games placed are licensed to our customers, which provides us with royalty revenue. In the Electronic Table Systems (“ETS”) segment, we derive revenue from leases, sales and service contracts. In the Electronic Gaming Machines (“EGM”) segment, we derive revenue from selling the full EGM complement, as well as game conversion kits.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler upgrade initiative. We expect the next revenue driver to be our new MD2CR® Linux.  The MD2CR® Linux is our next generation upgrade for the legacy MD series shufflers. As the MD1 reaches its end of life where replacement parts are no longer available, our strategy is to encourage our customers to upgrade the MD1 shufflers, both leased and previously sold, with the MD2CR® Linux shuffler. The majority of these placements are leases.

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

Proprietary Table Games

•
Our lease model is strongest in our PTG segment with more than 95% of our total PTG revenue coming from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

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

•
We intend to increase our PTG content through development and acquisition of new proprietary titles. By increasing our footprint with new titles, we hope to increase our domestic market penetration and expand further into international markets.

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

•
Outside the United States, we continue to realize a large portion of our ETS revenues from sales rather than leases.  Favorable regulatory changes in the prior year in some Australian jurisdictions allowed for significant placements of new Vegas Star® and Rapid Table Games® products during the prior year quarter.  We have seen new opportunities for lease placements with the opening of new casino properties in Singapore in the prior year, and we intend to continue pursuing new lease placements whenever possible.

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

•
Initial deliveries of Equinox™ began in July 2010, and we experienced record placements during the fourth quarter of fiscal 2010.  We anticipate strong demand in future periods as Equinox™ gains broader market acceptance and have seen this continue through the third quarter of 2011.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•	In addition to our primary EGM market in Australia, we are pursuing opportunities for sales growth in Asia and Latin America.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD2CR® Linux  and one2six® Plus, our card recognition products, as well as other table accessories, such as the i-Shoe™ and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.

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

Although our lease margins are generally very favorable, during the current period, we have experienced lower than normal margins on our ETS leases.  This margin reduction is primarily related to the removal of Table Master® seats from Pennsylvania and Delaware in the prior year as those jurisdictions converted to live table gaming.  As noted above, although we are returning those units to service in other markets such as Mexico and Latin America, the new placements are not yet generating revenues or margins as favorable as the original placements.  Additionally, we continue to record depreciation on the units that have not yet been placed back into service.  This depreciation has caused additional downward pressure on our ETS lease margins.

We occasionally record inventory adjustments related to obsolescence or declines in the net realizable value of some products.  While those adjustments occur in the normal course of business, it can cause negative pressure on our margins.

In addition to the lease versus sale strategy, we expect to see continual improvement in our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.  Our improved EGM margins are an example of success in this area.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	July 31,				July 31,
	2011		2010		2011		2010
	(Dollars in thousands)
Revenue:
Utility	$22,575	38.7%	$19,807	38.4%	$59,108	36.5%	$58,554	41.0%
Proprietary Table Games	10,994	18.9%	10,949	21.3%	32,766	20.2%	30,154	21.2%
Electronic Table Systems	6,793	11.6%	11,607	22.5%	26,721	16.5%	32,426	22.7%
Electronic Gaming Machines	17,965	30.8%	9,184	17.8%	43,430	26.8%	21,565	15.1%

Total revenue	58,327	100.0%	51,547	100.0%	162,025	100.0%	142,699	100.0%
Cost of revenue	22,105	37.9%	19,880	38.6%	60,541	37.4%	53,886	37.8%

Gross profit	36,222	62.1%	31,667	61.4%	101,484	62.6%	88,813	62.2%
Selling, general and administrative	16,816	28.8%	17,514	34.0%	50,077	30.9%	47,573	33.3%
Research and development	6,695	11.5%	5,719	11.2%	19,494	12.0%	15,925	11.2%

Income from operations	12,711	21.8%	8,434	16.2%	31,913	19.7%	25,315	17.7%
Other income (expense):
Interest income	177	0.3%	158	0.3%	429	0.3%	450	0.3%
Interest expense	(659)	(1.1%)	(1,023)	(1.9%)	(2,031)	(1.3%)	(3,039)	(2.1%)
Other, net	457	0.8%	385	0.8%	(504)	(0.3%)	1,512	1.1%
Total other income (expense)	(25)	(0.0%)	(480)	(0.8%)	(2,106)	(1.3%)	(1,077)	(0.7%)
			-
Income from operations before tax	12,686	21.8%	7,954	15.4%	29,807	18.4%	24,238	17.0%
Income tax provision	3,560	6.2%	2,112	4.1%	7,931	4.9%	6,832	4.8%
Net income	$9,126	15.6%	$5,842	11.3%	$21,876	13.5%	$17,406	12.2%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$24,785	$22,043	12.4%	$72,625	$64,013	13.5%
Sales and service	33,542	29,504	13.7%	89,400	78,686	13.6%
Total	$58,327	$51,547	13.2%	$162,025	$142,699	13.5%

Cost of revenue:
Leases and royalties	$8,970	$6,932	29.4%	$24,506	$20,394	20.2%
Sales and service	13,135	12,948	1.4%	36,035	33,492	7.6%
Total	$22,105	$19,880	11.2%	$60,541	$53,886	12.4%

Gross profit:
Leases and royalties	$15,815	$15,111	4.7%	$48,119	$43,619	10.3%
Sales and service	20,407	16,556	23.3%	53,365	45,194	18.1%
Total	$36,222	$31,667	14.4%	$101,484	$88,813	14.3%

Gross margin:
Leases and royalties	63.8%	68.6%		66.3%	68.1%
Sales and service	60.8%	56.1%		59.7%	57.4%
Total	62.1%	61.4%		62.6%	62.2%

Three months ended July 31, 2011 compared to three months ended July 31, 2010

Revenue

Our revenue for the three months ended July 31, 2011 increased $6,780 over the same prior year period, primarily due to the following:

•	Increase of $4,038 in our sales and service revenue:
o	Increase most notably in our EGM segment attributable to a substantial increase in sold units driven by the launch of our Equinox™ cabinet:
➢
During the prior year, we experienced a downturn in EGM sales of approximately 18% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox™ cabinets introduction.  Since we began shipping Equinox™ in July 2010, we have seen a strong improvement in EGM sales.  During the current quarter, EGM unit sales were 69.5% above prior year levels driven almost entirely by Equinox™.  While we would not expect to see this record growth continue indefinitely, we do expect that EGM sales in fiscal 2011 will continue substantially above historical levels for the remainder of the year.

o	Sales and service revenue in our PTG and ETS segments was down 58.6% collectively:
➢	Decrease in PTG sales revenue primarily due to a 40.8% reduction in sales of lifetime licenses; and
➢
Decreased ETS sales revenue driven primarily by an 82.3% decrease in sold seats. Prior year ETS sales were driven by a Rapid Table Games® seats sold to a single customer in Singapore of approximately $2,400 and favorable regulatory changes in Australia.

•	Increase of $2,742 in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Increased Utility lease revenue partially driven by new casino openings in Singapore in the prior year;
o	Driven primarily by increased Utility lease revenue due to a 18.3% increase in shuffler units on lease;
o	Increased PTG lease and royalty revenue due to a 11.0% increase in units on lease;
o	Decreased ETS lease revenue driven by a 24.9% decrease in average monthly lease price, primarily due to Table Master® removals in Pennsylvania and Delaware in the prior year; and
o
Decrease in ETS average monthly lease price partially offset by increased seats on lease due to favorable regulatory changes in the prior year in jurisdictions such as Maryland, Minnesota, Florida and New York.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $4,200 due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the three months ended July 31, 2011 increased 70 basis points ("bps") to 62.1% as compared to the same prior year period, reflecting the following:

•
Improved EGM margins due to increases in average sales prices and reductions in manufacturing costs for our new Equinox™ cabinet. Prior year sales were composed entirely of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™. Current year sales are composed of approximately 94% Equinox™ cabinets.

•	Decreased segment margin performance:
o
ETS was unfavorably impacted by reductions in average monthly lease prices and number of units sold. Sales in the prior year included several large placements of Vegas Star® and Rapid Table Games® seats in Australia at favorable margins;

o	Utility was unfavorably impacted by increased depreciation on leased units; and
o	PTG was unfavorably impacted by a reduction in the number of conversions of leased to sold lifetime licenses. Conversion sales drive very high margins.

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $1,700 due to the exchange effect of a weakening U.S. dollar.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

Our revenue for the nine months ended July 31, 2011 increased $19,326 over the same prior year period, primarily due to the following:

•	Increase in our sales and service revenue:
o	Increase most notably in our EGM segment driven by a substantial increase in sold units due to the launch of our Equinox™ cabinet:
➢
During the prior year, we experienced a downturn in EGM sales of approximately 20% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox™ cabinet’s introduction. Since we began shipping Equinox™ in July 2010, we have seen a strong improvement in EGM sales. During the current year, EGM unit sales were 96.6% above prior year levels driven almost entirely by Equinox™. While we would not expect to see this record growth continue indefinitely, we do expect that EGM sales in fiscal 2011 will continue substantially above historical levels for the remainder of the year.

o	Sales and service revenue in our Utility, PTG and ETS segments was down 19.3% collectively:
➢	Decreased Utility sales revenue due primarily to our continued strategic focus on lease versus sales;
➢	Prior year Utility sales were high due to the effect of new facility openings in Singapore and favorable regulatory changes in the United States; and
➢	Decrease in ETS sales revenue driven by a 46.6% decrease in sold seats. Prior year ETS sales were driven by favorable regulatory changes in Australia.

•	Increase of $8,612 in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Increased Utility lease revenue partially driven by new casino openings in Singapore in the prior year;
o	Driven primarily by increased Utility lease revenue due to a 18.3% increase in shuffler units on lease;
o	Increased PTG lease and royalty revenue due to a 11.0% increase in units on lease;
o	Decreased ETS lease revenue driven by a 26.1% reduction in average monthly lease price, primarily due to Table Master® removals in Pennsylvania and Delaware in the prior year; and
o	Decrease in ETS average monthly lease price partially offset by increased seats on lease due to favorable regulatory changes in the prior year.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $7,800 due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the nine months ended July 31, 2011 increased 40 bps to 62.6% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o	Improved EGM margins due to increases in average sales prices and reductions in manufacturing costs; and
o
ETS was unfavorably impacted by reductions in average monthly lease prices and number of units sold. Sales in the prior year included several large placements of Vegas Star® and Rapid Table Games® seats in Australia at favorable margins.

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $4,500 due to the exchange effect of a weakening U.S. dollar.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)

Selling, general and administrative	$16,816	$17,514	(4.0%)	$50,077	$47,573	5.3%
Percentage of revenue	28.8%	34.0%		30.9%	33.3%

Research and development	$6,695	$5,719	17.1%	$19,494	$15,925	22.4%
Percentage of revenue	11.5%	11.1%		12.0%	11.2%

Total operating expenses	$23,511	$23,233	1.2%	$69,571	$63,498	9.6%
Percentage of revenue	40.3%	45.1%		42.9%	44.5%

Three months ended July 31, 2011 compared to three months ended July 31, 2010

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses decreased $698 for the three months ended July 31, 2011, as compared to the same prior year period. This decrease primarily reflects the following:

•	Severance costs:
o
Decrease of approximately $1,800 primarily due to higher severance costs in the prior year period, which included severance costs for the passing of our former CEO and the departure of a senior executive.

•	Recruitment and related costs:
o	Decrease of approximately $200 primarily driven by the search for a new CEO in the prior year.

These decreases were offset by:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $1,100 at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

•	Patents and trademark expenses:
o	Increase of approximately $600 in trademark, copyright and patent expenses relates to new products and expansion into new markets.

•	Office expense:
o	Increase in depreciation expense of approximately $450 driven by improvements to our information technology infrastructure during the prior year.

Research & development (“R&D”) expenses:

R&D expenses increased $976 for the three months ended July 31, 2011, as compared to the same prior year period. This increase primarily reflects the following:
•	Impact of foreign currency fluctuations:
o	Net increase of approximately $700 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

The following projects have been the focus of our R&D efforts during the three months ended July 31, 2011:

•	EGM:
o	Additional R&D efforts were spent on expanding our range of EGM games for the new Equinox™ cabinet, as well as support of ongoing business growth and demand for Equinox.

•	ETS:
o
Expenses primarily related to the further development of the i-Table® and Rapid Table Games®, including the development of proprietary titles for our i-Table® and the development of the i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of the next generation MD2® shuffler, the MD2CR® Linux, as well as continuing development of our other Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering to our table game titles.

We believe that one of our strengths is identifying new product opportunities, developing new products and refining current products. We expect our R&D expense as a percentage of revenue to remain at current levels.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

SG&A expenses:

SG&A expenses increased $2,504 for the nine months ended July 31, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Sales and profit-driven compensation expense:
o	Increase of approximately $1,700 in compensation and related expenses driven by improved revenue and profitability at our United States, Australian and Macau locations.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $1,900 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

•	Patents and trademark expenses:
o	Increase of approximately $1,500 in trademark, copyright and patent expenses related to new products and expansion into new markets.

•	Office expense:
o	Increase in depreciation expense of approximately $1,300 driven by improvements to our information technology infrastructure during the prior year.

These increases were offset by:

•	Severance costs:
o	Decrease of approximately $1,800, mainly due to severance costs related to the passing of our former CEO and the departure of a senior executive in the prior year period.

•	Professional fees:
o
Decrease of approximately $1,000 due to higher legal expenses incurred in the prior year period related to the TableMAX litigation (see Note 12 of our Condensed Consolidated Financial Statements for more information).

•	Recruitment and related costs:
o	Decrease of approximately $200 primarily driven by the search for a new CEO in the prior year.

R&D expenses:

R&D expenses increased $3,569 for the nine months ended July 31, 2011, as compared to the same prior year period. This increase primarily reflects the following:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $1,400 at our foreign subsidiaries due to the exchange effect of a weakening of U.S. dollar.

The following projects have been the focus of our R&D efforts during the nine months ended July 31, 2011:

•	EGM:
o	Additional R&D efforts were spent on expanding our range of EGM games for the new Equinox™ cabinet, as well as support of ongoing business growth and demand for Equinox.

•	ETS:
o	Expenses primarily related to the further development of the i-Table® and Rapid Table Games®, including the development of proprietary titles for our i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of the next generation MD2® shuffler, the MD2CR® Linux, as well as continuing development of our other Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering to our table game titles.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Nine Months Ended
	July 31,		Percentage	July 31,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$2,521	$2,130	18.4%	$7,528	$6,589	14.3%
Amortization	1,729	2,120	(18.4%)	5,078	6,894	(26.3%)
Total	4,250	4,250	0.0%	12,606	13,483	(6.5%)

Operating expenses:
Depreciation	1,021	716	42.6%	3,011	2,079	44.8%
Amortization	804	668	20.4%	2,334	2,022	15.4%
Total	1,825	1,384	31.9%	5,345	4,101	30.3%

Total:
Depreciation	3,542	2,846	24.5%	10,539	8,668	21.6%
Amortization	2,533	2,788	(9.1%)	7,412	8,916	(16.9%)
Total	$6,075	$5,634	7.8%	$17,951	$17,584	2.1%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended July 31, 2011 compared to three months ended July 31, 2010

Total depreciation and amortization included in gross margin remained consistent as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 31.9% in the three months ended July 31, 2011, as compared to the same prior year period. Increased depreciation related to additions of property, plant and equipment in the normal course of business. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton Shufflers, LLC and related parties (“Newton”).

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

Total depreciation and amortization included in gross margin decreased 6.5% in the nine months ended July 31, 2011, as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 30.3% in the nine months ended July 31, 2011, as compared to the same prior year period. Increased depreciation relates to additions of property, plant and equipment in the normal course of business. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended July 31, 2011 compared to three months ended July 31, 2010
	Three Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$10,796	$8,812	$1,984	22.5%
Sales - Shuffler	8,315	7,741	574	7.4
Sales - Chipper	537	446	91	20.4
Service	1,639	1,724	(85)	(4.9)
Other	1,288	1,084	204	18.8
Total sales and service	11,779	10,995	784	7.1
Total Utility segment revenue	$22,575	$19,807	$2,768	14.0%

Utility segment gross profit	$12,852	$11,803	$1,049	8.9%
Utility segment gross margin	56.9%	59.6%

Utility segment operating income	$11,208	$10,179	$1,029	10.1%
Utility segment operating margin	49.6%	51.4%

Shuffler unit information:
Lease units, end of quarter	7,795	6,588	1,207	18.3%
Average monthly lease price	$462	$446	$16	3.6%

Sold units during the period	540	541	(1)	(0.2%)
Average sales price	$15,398	$14,309	$1,089	7.6%

Chipper unit information:
Lease units, end of quarter	209	176	33	18.8%

Sold during quarter	28	22	6	27.3%
Average sales price	$19,179	$20,273	$(1,094)	(5.4%)

Our Utility segment revenue for the three months ended July 31, 2011 increased $2,768 as compared to the same prior year period, primarily due to the following:

•	A 22.5% increase in lease revenue:
o
An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines in the prior year. We are starting to see increased lease activity in international markets such as Asia and Latin America; and

o	Lease placements in the United States continue to be enhanced by the Ace® shuffler upgrade initiative:
➢
The i-Deal® shuffler is our next generation upgrade for the Ace® specialty shuffler. As the Ace® reaches its end of life and replacements parts are not available, our strategy is to encourage our customers to upgrade the Ace® shufflers (both leased and sold) with the i-Deal® shuffler. The Ace® shuffler upgrade initiative is beginning to slow down as we exhaust the supply of Ace® units available to be replaced.

•	A 7.4% increase in shuffler sales revenue:
o
An increase of 7.6% in the average sales price, driven primarily by increases on one2six® shufflers. The prior year period also included sales to Pennsylvania and Delaware due to favorable regulatory changes.

•	A 18.8% increase in other Utility revenue:
o	Driven primarily by increased sales of parts and peripherals as well as i-Shoe™ Auto and i-Score™ products.

•	A 20.4% increase in chipper sales revenue:
o	An increase of 27.3% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	Partially offset by a 5.4% decrease in the average sale price of units sold.

Utility gross profit increased 8.9% for the three months ended July 31, 2011, as compared to the same prior year period. Utility gross margin decreased 270 bps to 56.9% for the three months ended July 31, 2011, as compared to the same prior year period.

The increases in gross profit primarily relate to the following:

•	The overall increase in total revenues as noted above; and

•	Partially offset by increased depreciation on the newly installed leased shufflers.

The decrease in gross margin primarily relates to the following:

•	The increased depreciation on the newly installed leased shufflers.

Utility operating income increased 10.1% for the three months ended July 31, 2011, as compared to the same prior year period. Utility operating margin decreased 180 bps to 49.6%.

The increase in operating income primarily relates to the following:

•	The overall increases in gross profits as discussed above.

The decrease in operating margin primarily relates to the following:

•	The increase in amortization of intangible assets.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$31,077	$25,053	$6,024	24.0%
Sales - Shuffler	18,007	23,553	(5,546)	(23.5)
Sales - Chipper	1,010	1,525	(515)	(33.8)
Service	4,951	5,220	(269)	(5.2)
Other	4,063	3,203	860	26.8
Total sales and service	28,031	33,501	(5,470)	(16.3)
Total Utility segment revenue	$59,108	$58,554	$554	0.9%

Utility segment gross profit	$35,284	$35,394	$(110)	(0.3%)
Utility segment gross margin	59.7%	60.4%

Utility segment operating income	$30,294	$30,324	$(30)	(0.1%)
Utility segment operating margin	51.3%	51.8%

Shuffler unit information:
Lease units, end of period	7,795	6,588	1,207	18.3%
Average monthly lease price	$443	$423	20	4.7%

Sold units during the period	1,159	1,669	(510)	(30.6%)
Average sales price	$15,537	$14,112	$1,425	10.1%

Chipper unit information:
Lease units, end of period	209	176	33	18.8%

Sold during period	51	65	(14)	(21.5%)
Average sales price	$19,804	$23,462	$(3,658)	(15.6%)

Our Utility segment revenue for the nine months ended July 31, 2011 increased $554 as compared to the same prior year period, primarily due to the following:

•	A 24.0% increase in lease revenue:
o
An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines in the prior year. We are starting to see increased lease activity in international markets such as Asia and Latin America; and

o	Lease placements in the United States continue to be enhanced by the Ace® shuffler upgrade initiative:
➢
The i-Deal® shuffler is our next generation upgrade for the Ace® specialty shuffler. As the Ace® reaches its end of life and replacements parts are no longer available, our strategy is to encourage our customers to upgrade the Ace® shufflers (both leased and sold) with the i-Deal® shuffler. Current year i-Deal® placements totaled approximately 450 units, leading to a net revenue increase of approximately $2,000.

•	A 26.8% increase in other revenue:
o	Driven primarily by increased sales of parts and peripherals as well as i-Shoe™ Auto and i-Score™ products.

These decreases were offset by:

•	A 23.5% decrease in shuffler sales revenue:
o
A decrease of 30.6% in the number of units sold, driven primarily by our strategic focus on leasing versus sales. The prior year period also included a large sale of shufflers related to the opening of a new casino in Singapore and sales of shufflers in Pennsylvania and Delaware due to favorable regulatory changes; and

o	Partially offset by a 10.1% increase in average sales price, driven primarily by increases on one2six® shufflers.

•	A 33.8% decrease in chipper sales revenue:
o	A decrease of 21.5% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	A 15.6% decrease in the average sale price of units sold. The prior year period included several sales of Chipmaster™ units, which have a higher average sales price than our Easy Chipper® units.

Utility gross profit and gross margin were relatively unchanged for the nine months ended July 31, 2011, as compared to the same prior year period, reflecting the overall revenue trend.

Utility operating income and operating margin were also relatively unchanged for the nine months ended July 31, 2011, as compared to the same prior year period, again reflecting the overall revenue trend.

Proprietary Table Games Segment Operating Results

Three months ended July 31, 2011 compared to three months ended July 31, 2010
	Three Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$10,543	$9,492	$1,051	11.1%
Sales	331	1,331	(1,000)	(75.1)
Service	29	35	(6)	(17.1)
Other	91	91	-	-
Total sales and service revenue	451	1,457	(1,006)	(69.0)
Total PTG segment revenue	$10,994	$10,949	$45	0.4%

PTG segment gross profit	$8,671	$8,858	$(187)	(2.1%)
PTG segment gross margin	78.9%	80.9%

PTG segment operating income	$7,445	$8,297	$(852)	(10.3%)
PTG segment operating margin	67.7%	75.8%

PTG unit information:
Premium units, end of quarter	2,451	2,384	67	2.8%
Side bet units, end of quarter	1,999	1,823	176	9.7%
Progressive units, end of quarter	783	552	231	41.8%
Add-on units, end of quarter	181	119	62	52.1%
Total revenue generating lease base	5,414	4,878	536	11.0%

Average monthly lease/license price	$649	$649	0	0.0%

Sold during quarter	29	49	(20)	(40.8%)
Average sales price	$11,414	$27,163	(15,749)	(58.0%)

Total PTG segment revenue increased $45 for the three months ended July 31, 2011, as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 11.1% increase in royalties and leases revenue:
o
Increased placements of premium table games, progressive units and side bets in the United States, primarily Three Card Poker®, Ultimate Texas Hold ‘em®, Mississippi Stud®, Blackjack Switch®, Dragon Bonus®, Fortune Pai Gow Poker Progressive®, and Three Card Poker Progressive®; and

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $50.

•	Offset by a 75.1% decrease in PTG sales revenue:
o
Driven by a 40.8% decrease in sold units in keeping with our focus on lease versus sale strategy. The prior year period included conversions of leased to sold lifetime licenses of premium table games in the United States, primarily Three Card Poker® and Let it Ride Bonus® and the current year consisted primarily of Royal Match 21® side bet sales.

PTG gross profit decreased 2.1% for the three months ended July 31, 2011, as compared to the same prior year period.  PTG gross margin decreased 200 bps, to 78.9% for the three months ended July 31, 2011, as compared to the same prior year period.  The decreases in gross profit and gross margin primarily relates to the following:

•	The decrease in conversions of leased to sold lifetime licenses of premium table games as mentioned above. These conversions drive very high profit margins.

PTG operating income decreased 10.3% for the three months ended July 31, 2011, as compared to the same prior year period.  Operating margin decreased 810 bps, to 67.7% for the three months ended July 31, 2011, as compared to the same prior year period.  The decreases in operating income and operating margin primarily relates to the following:

•	The overall decrease in gross profit; and

•	Increase in amortization of intangible assets.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$31,204	$27,602	$3,602	13.0%
Sales	1,225	2,210	(985)	(44.6)
Service	86	107	(21)	(19.6)
Other	251	235	16	6.8
Total sales and service revenue	1,562	2,552	(990)	(38.8)
Total PTG segment revenue	$32,766	$30,154	$2,612	8.7%

PTG segment gross profit	$26,338	$24,111	$2,227	9.2%
PTG segment gross margin	80.4%	80.0%

PTG segment operating income	$23,205	$22,375	$830	3.7%
PTG segment operating margin	70.8%	74.2%

PTG unit information:
Premium units, end of period	2,451	2,384	67	2.8%
Side bet units, end of period	1,999	1,823	176	9.7%
Progressive units, end of period	783	552	231	41.8%
Add-on units, end of period	181	119	62	52.1%
Total revenue generating lease base	5,414	4,878	536	11.0%

Average monthly lease/license price	$640	$629	$11	1.7%

Sold during period	48	75	(27)	(36.0%)
Average sales price	$25,521	$29,467	$(3,946)	(13.4%)

Total PTG segment revenue increased $2,612 for the nine months ended July 31, 2011, as compared to the same prior year period. The PTG segment revenue increase was primarily due to the following:

•	A 13.0% increase in royalties and leases revenue:
o
Increased placements of premium table games, progressive units and side bets in the United States, primarily Three Card Poker®, Ultimate Texas Hold ‘em®, Mississippi Stud®, Blackjack Switch®, Dragon Bonus®, Fortune Pai Gow Poker Progressive® and Three Card Poker Progressive®; and

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $400.

•	Offset by a 44.6% decrease in PTG sales revenue:
o
Driven by a 36.0% decrease in sold units in keeping with our focus on lease versus sale strategy.  The prior year period included conversions of leased to sold lifetime licenses of premium table games in the United States, primarily Three Card Poker® and Let it Ride Bonus®.

PTG gross profit increased 9.2% for the nine months ended July 31, 2011, as compared to the same prior year period. PTG gross margin was relatively unchanged.  The increase in gross profit primarily related to the following:
•	The overall increase in total revenues; and

•	The prior year period included the write-off of certain intangible licenses and related equipment totaling approximately $500.

PTG operating income increased 3.7% year over year, although operating margin decreased 340 bps to 70.8% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	Increase in amortization of intangible assets.

Electronic Table Systems Segment Operating Results

Three months ended July 31, 2011 compared to three months ended July 31, 2010
	Three Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,354	$3,661	$(307)	(8.4%)
Sales	2,577	7,426	(4,849)	(65.3)
Service	153	182	(29)	(15.9)
Other	709	338	371	109.8
Total sales and service revenue	3,439	7,946	(4,507)	(56.7)
Total ETS segment revenue	$6,793	$11,607	$(4,814)	(41.5%)

ETS segment gross profit	$3,197	$6,212	$(3,015)	(48.5%)
ETS segment gross margin	47.1%	53.5%

ETS segment operating income	$328	$3,786	$(3,458)	(91.3%)
ETS segment operating margin	4.8%	32.6%

ETS unit information:
Lease seats, end of quarter	2,552	2,094	458	21.9%
Average monthly lease price	$438	$583	(145)	(24.9%)

Sold seats during quarter	78	441	(363)	(82.3%)
Average sales price	$33,038	$16,839	16,199	96.2%

Total ETS segment revenue decreased $4,814 for the three months ended July 31, 2011, as compared to the same prior year period. The decrease was primarily due to the following:

•	A decrease of 65.3% in sales revenue:
o
Decrease of 77.4% in Vegas Star® and Rapid Table Games® seats sold in Australia, resulting in a net revenue reduction of approximately $2,500. Prior year revenues included several large sales to Australian casinos driven by favorable regulatory changes; and

o	Decrease of 100% in Rapid Table Games® seats sold in Singapore due primarily to a prior year sale of approximately $2,400 to a single customer.

•	A decrease of 8.4% in royalties and leases revenue:
o
A decrease of 24.9% in average monthly lease price, driven primarily by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware in the prior year. This resulted in a decrease in ETS lease revenue of approximately $700 during the three months ended July 31, 2011;

o
We have begun to return these Table Master® units to active service in other markets such as Mexico and South America, however the new placements are not yet generating average monthly lease prices and margins equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices was partially offset by a 21.9% increase in seats on lease, driven primarily by Vegas Star® seats in New York, as well as Table Master® seats in Florida due to favorable regulatory changes in the prior year.

•	These decreases were partially offset by an increase of 109.8% in other revenue, driven by increased sales of conversion kits and peripherals.

•	Impact of foreign currency fluctuations.
o	Total revenue was positively impacted by approximately $300 due to the exchange effect of a weakening U.S. dollar.

ETS gross profit decreased 48.5% for the three months ended July 31, 2011, as compared to the same prior year period.  ETS gross margin decreased 640 bps to 47.1% for the three months ended July 31, 2011, as compared to the same prior year period.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;

•
The unfavorable margin effect from the Table Master® units removed from Pennsylvania and Delaware. The removed units were generating average monthly lease prices and margins among the highest in our lease installed base; and

•	The Vegas Star® units sold in Australia in the prior year were at substantially favorable margins compared to current year sales.

ETS operating income decreased 91.3% for the three months ended July 31, 2011, as compared to the same prior year period. ETS operating margin decreased 2,780 bps for the three months ended July 31, 2011, as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$10,062	$11,171	$(1,109)	(9.9%)
Sales	13,348	18,750	(5,402)	(28.8)
Service	433	480	(47)	(9.8)
Other	2,878	2,025	853	42.1
Total sales and service revenue	16,659	21,255	(4,596)	(21.6)
Total ETS segment revenue	$26,721	$32,426	$(5,705)	(17.6%)

ETS segment gross profit	$12,684	$17,963	$(5,279)	(29.4%)
ETS segment gross margin	47.5%	55.4%

ETS segment operating income	$3,860	$10,686	$(6,826)	(63.9%)
ETS segment operating margin	14.4%	33.0%

ETS unit information:
Lease seats, end of period	2,552	2,094	458	21.9%
Average monthly lease price	$438	$593	(155)	(26.1%)

Sold seats during period	558	1,045	(487)	(46.6%)
Average sales price	$23,921	$17,943	5,978	33.3%

Total ETS segment revenue decreased $5,705 for the nine months ended July 31, 2011, as compared to the same prior year period. The decrease was primarily due to the following:

•	A 28.8% decrease in sales revenue:
o
Decrease of 40.2% in Vegas Star® and Rapid Table Games® seats sold in Australia, resulting in a net revenue reduction of approximately $4,500. Prior year revenues included large sales to Australian casinos driven by favorable regulatory changes; and

o	Decrease of approximately $2,100 in Rapid Table Games® sales revenue in Singapore. The prior year period included a large sale of Rapid Table Games® seats in Singapore.

•	A decrease of 9.9% in royalties and leases revenue:
o
A decrease of 26.1% in average monthly lease price, driven primarily by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware in the prior year. This resulted in a decrease in ETS lease revenue of approximately $3,200 during the nine months ended July 31, 2011;

o
We have begun to return these Table Master® units to active service in other markets such as Mexico and South America, however the new placements are not yet generating average monthly lease prices equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices was partially offset by a 21.9% increase in seats on lease, driven primarily by Vegas Star® seats in New York, as well as Table Master® seats in Florida due to favorable regulatory changes in the prior year.

•	These decreases were partially offset by a 42.1% increase in other revenue, driven by increased sales of peripherals and conversion kits for installed products in Macau.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $1,100 due to the exchange effect of a weakening U.S. dollar.

ETS gross profit decreased 29.4% for the nine months ended July 31, 2011, as compared to the same prior year period.  ETS gross margin decreased 790 bps to 47.5% for the nine months ended July 31, 2011, as compared to the same prior year period.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;

•
The unfavorable margin effect from the Table Master® units removed from Pennsylvania and Delaware. The removed units were generating average monthly lease prices and margins among the highest in our lease installed base;

•	The Vegas Star® units sold in Australia in the prior year were at substantially favorable margins compared to current year sales; and

•
Partially offset by a decrease of approximately $500 in amortization expense associated with Vegas Star® and Rapid Table Games® product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010.

ETS operating income decreased 63.9% for the nine months ended July 31, 2011, as compared to the same prior year period. ETS operating margin decreased 1,860 bps for the nine months ended July 31, 2011, as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Electronic Gaming Machines Segment Operating Results

Three months ended July 31, 2011 compared to three months ended July 31, 2010

	Three Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$92	$78	$14	17.9%
Sales	16,348	6,965	9,383	134.7
Other	1,525	2,141	(616)	(28.8)
Total sales and service revenue	17,873	9,106	8,767	96.3
Total EGM segment revenue	$17,965	$9,184	$8,781	95.6%

EGM segment gross profit	$11,502	$4,794	$6,708	139.9%
EGM segment gross margin	64.0%	52.2%

EGM segment operating income	$8,336	$2,865	$5,471	191.0%
EGM segment operating margin	46.4%	31.2%

EGM unit information:
Lease seats, end of quarter	27	17	10	58.8%

Sold during quarter	863	509	354	69.5%
Average sales price	$18,943	$13,684	$5,259	38.4%

Total EGM segment revenue increased $8,781 for the three months ended July 31, 2011, as compared to the same prior year period, primarily due to the following:

•	A 134.7% increase in sales revenue:
o	Driven by the 69.5% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox™ cabinet. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines. Placements of Equinox™ units began in July 2010 and totaled approximately 800 units in the current quarter as compared to 100 units sold in the prior year quarter;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox™ cabinet; and
o
The 38.4% increase in average sales price was partially due to foreign exchange effects. The average sales price in Australian dollars increased 10.8%, reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $3,400 due to the exchange effect of a weakening U.S. dollar.

•	The increases above were partially offset by a decrease of 28.8% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals.

EGM gross profit increased 139.9% for the three months ended July 31, 2011, as compared to the same prior year period. EGM gross margin increased 1,180 bps to 64.0% for the three months ended July 31, 2011, as compared to the same prior year period. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox™ cabinet;

•
Prior year sales were composed primarily of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™. Current year sales are composed of approximately 94% Equinox™ cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox™ cabinet.

EGM operating income increased 191.0% for the three months ended July 31, 2011, as compared to the same prior year period. EGM operating margin also increased 1,520 bps for the three months ended July 31, 2011, as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above; and

•	Partially offset by increased R&D costs related to the development of the new Equinox™ cabinet and related game content.

Nine months ended July 31, 2011 compared to nine months ended July 31, 2010

	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$281	$187	$94	50.3%
Sales	39,642	15,642	24,000	153.4
Other	3,507	5,736	(2,229)	(38.9)
Total sales and service revenue	43,149	21,378	21,771	101.8
Total EGM segment revenue	$43,430	$21,565	$21,865	101.4%

EGM segment gross profit	$27,178	$11,345	$15,833	139.6%
EGM segment gross margin	62.6%	52.6%

EGM segment operating income	$18,493	$5,950	$12,543	210.8%
EGM segment operating margin	42.6%	27.6%

EGM unit information:
Lease seats, end of period	27	17	10	58.8%

Sold during period	2,155	1,096	1,059	96.6%
Average sales price	$18,395	$14,272	4,123	28.9%

Total EGM segment revenue increased $21,865 for the nine months ended July 31, 2011, as compared to the same prior year period, primarily due to the following:

•	A 153.4% increase in sales revenue:
o	Driven by the 96.6% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox™ cabinet. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines. Placements of Equinox™ units began in July 2010 and totaled approximately 2,000 units in the current period as compared to approximately 100 units sold in the prior year period;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox™ cabinet; and
o
The 28.9% increase in average sales price was partially due to foreign exchange effects. The average sales price in Australian dollars increased 10.2%, reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $6,000 due to the exchange effect of a weakening U.S. dollar.

•	A decrease of 38.9% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals. The prior year period included large sales of conversion kits.

EGM gross profit increased 139.6% for the nine months ended July 31, 2011, as compared to the same prior year period. EGM gross margin increased 1,000 bps to 62.6% for the nine months ended July 31, 2011, as compared to the same prior year period. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox™ cabinet;

•
Prior year sales were composed primarily of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™. Current year sales are composed of approximately 92% Equinox™ cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox™ cabinet.

EGM operating income increased 210.8% for the nine months ended July 31, 2011, as compared to the same prior year period. EGM operating margin also increased 1,500 bps for the nine months ended July 31, 2011, as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

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

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of July 31, 2011 was 1.00 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of July 31, 2011 was 0.97 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of July 31, 2011 was 28.77 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $27,082 as of July 31, 2011 and $8,535 as of October 31, 2010. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:
	July 31,	October 31,	Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$30,191	$9,988	$20,203	202.3%
Working capital	$84,992	$58,628	$26,364	45.0%
Current ratio	3.5 : 1	2.2 : 1

CASH FLOWS SUMMARY
	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$36,692	$38,634	$(1,942)	(5.0%)
Net cash used in investing activities	(21,434)	(16,947)	4,487	26.5%
Net cash provided by (used in) financing activities	4,423	(2,810)	7,233	257.4%
Effects of exchange rates	522	(239)	761	318.4%
Net change in cash and cash equivalents	$20,203	$18,638

Capital Expenditures. We expect our capital expenditures to grow in a proportionate ratio to our revenue and/or mix of revenue, as our leasing model extends into our more capital-intensive products. Significant items included in cash flows related to capital expenditures are as follows:

	Nine Months Ended
	July 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(11,608)	$(16,706)	$(5,098)	(30.5%)
Purchases of property and equipment	(2,683)	(4,314)	(1,631)	(37.8%)
Purchases of intangible assets	(6,269)	(2,298)	3,971	172.8%
Total capital expenditures	$(20,560)	$(23,318)

Operating

Cash flow provided by operating activities decreased $1,942 for the nine months ended July 31, 2011 compared to the same prior year period, primarily due to following:

•
An increase in cash used for inventory of approximately $4,300. Inventory increased by approximately $1,200 due to the exchange effect of a weakening U.S. dollar. The remaining increase in inventory is related to our expansion into new markets, pending installations across all segments globally and an increase of approximately $2,600 in trial inventory in Australia and Asia. As a result, inventory turns decreased from 3.0 times for the nine months ended July 31, 2010 to 2.6 times as of July 31, 2011;

•
The decrease in accrued liabilities related to settlement of our class action lawsuits and shareholder derivative lawsuits that was offset by a decrease in other current assets representing payment to the beneficiaries, see Note 12 to our Condensed Consolidated Financial Statements for more information. The remaining decrease in accrued and other current liabilities is mainly due to the decrease in inventory purchases and settlement of pending litigation as of October 31, 2010 with Prime Table Games, see Note 2 to our Condensed Consolidated Financial Statements for more information;

•
An increase in cash provided by accounts receivable of approximately $1,800. Average days sales outstanding (“DSO”) for the nine months ended July 31, 2011 increased to approximately 66 days from approximately 63 days in the same prior year period, due primarily to heavy sales volume in the last month of the quarter;

•	Offset by stronger operating performance that led to an increase in net income of approximately $4,500; and

•
Offset by an increase in the change in customer deposits and deferred revenue of approximately $2,900, primarily due to prior year period balance which included the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted.

Investing

Cash used in investing activities increased $4,487 for the nine months ended July 31, 2011 compared to the same prior year period, primarily due to following:

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

•	Offset by a decrease in payments for products leased and held for lease of approximately $5,100. The prior balance was primarily driven by the opening of two casinos in Singapore.

Financing

Cash flows provided by financing activities increased $7,233 for the nine months ended July 31, 2011 compared to the same prior year period, primarily due to following:

•
For the nine months ended July 31, 2011, we received approximately $16,500 proceeds from our Revolver which was primarily used for Newton and Prime Table Games acquisition, as described above, compared to the prior year period where we received approximately $12,000 from our $100,000 senior secured credit facility (the “Deutsche Bank Senior Secured Credit Facility”). Our Deutsche Bank Senior Secured Credit Facility was satisfied and terminated in October 2010; and

•	Increased proceeds from issuances of common stock, net of $2,100, as more options were exercised in the current year period compared to the prior year period.

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of (a) the Federal Funds Rate plus .50%, (b) the prime commercial lending rate of the Administrative Agent, as defined, and (c) the one month LIBOR rate for such day plus 1.00%. Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of July 31, 2011 was 2.19%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

The amount drawn under the Revolver was $66,946 as of July 31, 2011, after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $133,000 of available remaining credit under the Revolver as of July 31, 2011. The Revolver matures on October 29, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

Interest rate risk. As of July 31, 2011, we had approximately $67,000 of variable rate debt. Assuming a 1% change in the average interest rate as of July 31, 2011, our annual interest cost would change by approximately $670.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and nine months ended July 31, 2011and 2010, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2011, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2010.  For the nine months ended July 31, 2011, there were no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
May 1 through May 31, 2011	-	$-	-	$21,077
June 1 through June 30, 2011	-	-	-	21,077
July 1 through July 31, 2011	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30,000 of the Company’s shares; as of July 31, 2011, $21,077 remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchase when there are anomalies in the value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Employment Agreement by and between Shuffle Master, Inc. and Kathryn S. Lever dated May 2, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2011)
10.2
Amended and Restated Employment Agreement by and between Shuffle Master, Inc. and David Lopez dated May 24, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*           Exhibits 32.1 and 32.2 are furnished to accompany this report on Form 10-Q but shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

**           XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUFFLE MASTER, INC. (Registrant)
Date: August 31, 2011
/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)