Form 10-K
period 2011-10-31
SHUFFLE MASTER INC
filed 2012-01-05
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant on April 30, 2011 was approximately $590,889,965.

As of January 3, 2012, 54,431,027 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 15, 2012 (“Fiscal 2011 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHUFFLE MASTER, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled, “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Examples of such forward looking statements include, without limitation, statements about or relating to the following:

•
Business strategies, including with respect to development of new or enhanced products, our focus on leasing structures for commercialization of certain products to increase returns and gross margins, and increasing our Proprietary Table Games ("PTG") content through development or acquisitions;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	Expectations regarding continued freedom of our workforce from collective bargaining agreements;

•	The growth and revenue potential from our i-Table® and MD3™ Shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment and expected increases in leasing revenue in such segment;

•	Expectations that Electronic Gaming Machines ("EGM") revenues will continue to come from sales of EGMs in Australia;

•	Expectations of Equinox™ placement in 2012 exceeding 2011 levels;

•	Expected decline of Ace® shuffler conversions;

•	Expectations with respect to foreign currency exchange rate fluctuation risk;

•
Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service, and other liquidity requirements of existing operations for at least the next 12 months;

•	The expected immaterial impact of the final disposition of pending litigation;

•	The expected immaterial impact of the expiration of patents that may expire prior to 2015;

•	The potential negative impact on manufacturing, resulting from supply chain streamlining efforts;

•	Expectations regarding adoption of new accounting standards;

•	Growing capital expenditures in proportion to revenue as a result of our leasing model extending into more capital-intensive products; and

•	Expectations with respect to foreign currency exchange rate fluctuation risk.

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

•	Failure to maintain our regulatory licenses or obtain new licenses where necessary;

•	Legislative and regulatory changes that impact us or our customers;

•	Non-compliance with the covenants in our senior secured credit agreement (“Senior Secured Revolving Credit Facility”), including as a result of factors that are beyond our control;

•	High volatility or extreme changes in foreign currency exchange rates;

•	Difficulties or delays in, or being prevented from, carrying out acquisitions and subsequent integration of acquired businesses;

•	Difficulties in maintaining and protecting our intellectual property rights;

•	Potential infringement of the intellectual property rights of third parties;

•	Adverse outcomes with respect to litigation regarding intellectual property, including our payment of damages, constraints on our business and operations and invalidation of our intellectual property;

•	Involvement in other legal proceedings, and adverse outcomes with respect to such proceedings which could have a materially adverse effect on our business or prospects;

•	Disruption or delays in our or our suppliers’ manufacturing processes that could prevent us from meeting demand for our products;

•	Revenue losses in any of our business segments due to technical difficulties or fraudulent activities experienced by end users;

•	Inability to obtain market acceptance of products currently in development;

•	Inability to maintain a competitive technological position with respect to our competitors and competitive products;

•	Lower than expected revenues from our transition in certain products to a lease-based commercialization model;

•	Decreased demand for our products, including as a result of developments with respect to competitive products;

•	Adverse economic conditions in the gaming industry, which is our sole industry of focus; and

•	Adverse developments with respect to economic, political, legal and other risks associated with our international sales and operations.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the United States Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at www.shufflemaster.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live games, side bets and progressives as well as our newly introduced i-Gaming, which features online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and Electronic Gaming Machines (“EGM”), which include video slot machines.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease or license fee. When we sell our products, we offer casinos a choice between a cash sale or to a lesser extent, long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our office and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our products and sub-assemblies in the United States, Europe and Asia.

Utility. Our Utility segment develops products for licensed casino operators that are designed to enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers,  roulette chip sorters and deck verification devices. This segment also includes our i-Shoe® Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games, side bets, add-ons and progressives as well as our newly introduced i-Gaming products, which feature online versions of our table games, social gaming and mobile applications.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker and blackjack table games and to electronic platforms such as Table Master® and i-Table®.

Electronic Table Systems. Our ETS segment develops and delivers various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table®, Table Master®, Vegas Star® and Rapid Table Games®.  Our i-Table® platform combines an electronic betting interface with a live dealer who deals the cards from our card reading shoe or shuffler that is designed to improve game speed and security while reducing many operating expenses associated with live tables. Our Table Master® and Vegas Star® products feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Our Rapid Table Games® product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  We offer a selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Cats Hats & Bats™, Eureka Gold Mine 2™, Emerald Fortunes™ and King of Babylon™. In addition, we continued to develop a popular range of games utilizing the Pink Panther™ brand, under license from MGM Resorts International (“MGM”) consumer products. In July 2010, we began initial deliveries of Equinox™, our newest EGM product. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.

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

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Segment	2011	2010	2009
Utility	36.4%	38.4%	40.0%
Proprietary Table Games	19.3%	20.1%	21.6%
Electronic Table Systems	14.9%	21.1%	12.4%
Electronic Gaming Machines	29.4%	20.4%	26.0%
	100.0%	100.0%	100.0%

OUR STRATEGY

Our strategies to enhance our customer and shareholder value consist of the following:

•	An unwavering commitment to create innovative solutions and services for casino operators and compelling gaming experiences for players through enhanced customer centricity.

•
Reinforce our relationships with our customers by providing enhanced efficiencies, security and profitability on the casino floor. We will continue to work toward developing innovative products that anticipate and respond to their needs.

•	Maintain a cost-conscious mindset, promote a lean culture, and serve as prudent stewards of shareholder capital.

•
Seek long-term profitability and sustainability through our recurring revenue model. We plan to continue to invest capital in our lease business to maximize our return and build on our economic engine.

•
Foster the spirit of invention and the commitment to innovation that is at the heart of our success.  With nearly 2,500 patents, trademarks and copyrights granted and pending, our pipeline for new intellectual property is robust. We believe our intellectual property collectively represents one of the strongest portfolios in the industry and our success depends upon our ability to preserve and protect these core assets.

•
Capitalize on emerging markets and the worldwide proliferation of gaming.  A large part of our success in fiscal 2011 was turning opportunities into achievements.  As new markets continue to emerge across the globe and as existing gaming markets continue to evolve, we will strive to make the most of every opportunity that arises.

•	Sound balance sheet management to fuel growth through:
o
continued investment in our recurring revenue model, global intellectual property and research and development (“R&D”). We believe this will promote growth on the Company’s top and bottom line without relying on the introduction of significant new markets;

o	continued examination of acquisitions. We are seeking opportunities that are accretive to earnings, have strong existing recurring revenues, and merit our efforts of integration; and
o	use of our financial resources to improve our return to shareholders through continued deleveraging.

•
Promote and foster internal staff development and deepen our bench strength.  We know our success is directly attributable to the caliber of our workforce and we remain committed to each and every employee’s development.  We will continue to set the talent bar high.

•
Drive margin improvement across all product categories. Our overall gross margin has shown continuous improvement over the past three fiscal years.  We plan to continue our process improvement initiatives and uncover additional operational efficiencies.

•
Capitalize on opportunities created from existing online gaming markets and prepare ourselves for the potential legalization of Internet gambling in the United States.  The gaming landscape is quickly evolving and we will strive to be a leading content-provider in this arena.  We believe online gaming represents a significant opportunity for our future growth.

We are focused on our customers and on value-creation for our shareholders.  We will maintain continuous improvement while keeping innovation at the core of our success. Through the continued execution of our strategic plan, we believe that will best foster the growth of our business in fiscal 2012.

OUR UTILITY SEGMENT

Since our founding, we have developed and marketed products that include a combination of technologies to enhance the speed, productivity, security and profitability of the table game operations of our customers. Our automatic card shufflers were our first such products.  We believe that our customers are focused on increasing the operating returns of their table game operations.

Our Shuffler Products. We currently market a complete range of shufflers, including single deck, batch and continuous shufflers. Single deck shufflers that deliver randomized hands of cards such as our i-Deal® shuffler are generally used on proprietary table games such as our own Three Card Poker and Ultimate Texas Hold ‘Em® games. Additionally, we offer a single deck/double deck batch shuffler, the Deck Mate®, for use on live stakes poker tables and single or double deck blackjack games.  For multiple deck “shoe” games such as Blackjack, Blackjack variants, Baccarat and Casino War®, we offer the one2six® family of continuous shufflers.  For casinos that prefer to shuffle “shoe” games in a batch shuffler, we offer the MD2® and MD3™ shufflers with card recognition.  Shuffled batches of cards may then be delivered to one of our secure card reading i-Shoe® and i-Shoe® Auto shoes.

Our single-deck shuffler, the i-Deal®, combines a number of enhanced features such as optical card recognition technology, card re-sorting, an ergonomic design with flush mount load and a programmable multi-game function to enhance game security and provide cost savings for the casino.

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

Our existing Utility products include:

Deck Mate®
Deck Checker™
i-Deal®
one2six®
one2six® Plus
Easy Chipper C®
Easy Chipper D™
i-Score™
i-Shoe®
i-Shoe® Auto
i-Verify™
MD2®
MD3™
Deck Checker™
Chipstar™
Chipmaster™

OUR PROPRIETARY TABLE GAMES SEGMENT

Our Proprietary Table Games and Other Proprietary Features. Our PTG segment includes our live and electronic proprietary table games, progressive table games with bonusing options and proprietary side bets as well as our newly introduced i-Gaming products, which feature online versions of our table games, social gaming, and mobile applications. We are continuously developing new table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor.

Our more popular titles, including progressive table games with bonusing options and proprietary side bets are listed below in four categories: premium titles, side bets, add-ons and progressives.  The combination of premium titles and side bets represents the equivalent of additional casino floor space while add-ons and progressives generate incremental revenue on existing casino floor space.

Premium titles include:
Blackjack Switch®
Caribbean Stud®
Casino War®
Crazy 4 Poker®
Four Card Poker
Let It Ride®
Let It Ride Bonus®
Mississippi Stud®
Texas Hold 'Em Bonus
Three Card Poker
Ultimate Texas Hold ‘Em®

Side bets include:
Bet the Set "21"®
Dragon Bonus®
Fortune Pai Gow Poker®
King’s Bounty blackjack™
Royal Match 21®
Sharp Shooter™

Add-ons include:
Bad Beat Bonus bets
Three Card Poker Bonus bets

Progressives include:
Fortune Pai Gow Poker Progressive™
Progressive Texas Hold ‘Em Bonus
Ultimate Texas Hold ‘Em Progressive
Three Card Poker Progressive
Four Card Poker Progressive
Royal Match 21 Progressive®

OUR ELECTRONIC TABLE SYSTEMS SEGMENT

Our Electronic Table Systems. Our ETS products are e-Table platforms developed for multi-player use. We have developed or acquired technology and platforms to deliver our proprietary table game content or public domain games on multi-player arrangements. Some of our e-Table products enable us to offer table game content in markets where live table games are not permitted, such as racino, video lottery and arcade markets. We are developing these e-Table platforms to enable the marketing and deployment of our table game content into previously unavailable international and domestic casino, racino and other gaming markets.

Our existing ETS products include:
i-Table®
Rapid Table Games®
Table Master®
Vegas Star®

OUR ELECTRONIC GAMING MACHINES SEGMENT

Our Electronic Gaming Machines.  We offer a selection of video slot titles developed for select markets primarily in Australia and, to a lesser extent, Asia and Latin America.  We design and develop an extensive array of video slot titles presented in the stylish and contemporary Equinox ™ widescreen cabinet and operating on Shuffle Masters proprietary PC4 operating platform. Our EGM segment is primarily a sales based model with Australia and New Zealand being the largest markets. Asia and Latin America are important emerging markets for this segment and these regions utilize recurring lease and participation models as well as outright sales. 2011 saw the first deployment of Equinox cabinets in Asia.

Popular titles for fiscal 2011 include Cats Hats & Bats™, Eureka Gold Mine 2™, Emerald Fortunes™ and King of Babylon™. In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from MGM consumer products.

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

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes leading casino operators on all six continents that allow casino style gaming, including operators in leading established gaming markets such as the United States, Canada, Latin America, Macau Special Administrative Region ("Macau"), Singapore, Malaysia, Australia, Europe and Africa. Moreover, our customer base includes all of the top 20 global gaming companies measured by annual revenues. Our customers include, among others, Caesar’s Entertainment Corp., MGM Resorts International, Mohegan Tribal Gaming Authority, Las Vegas Sands Corp., Crown Ltd., Wynn Resorts, Limited, Sociedade de Jogos de Macau S.A., Genting Groups, Galaxy Entertainment Group Limited, The Rank Group, Sun International Resorts, Tabcorp Holdings Ltd., Star City Pty Ltd. and Federal Group Tasmania.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See “Business—Gaming Regulation” section below.  We both lease and sell our products, although we implemented a strategy to continue our emphasis on leasing versus selling, primarily in the United States.  When we lease our products, we generally negotiate a month-to-month operating lease or license for our products for a fixed fee, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win. We may offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer. We service the products we lease and we also offer service packages to customers who purchase products from us.

Competition. We compete with other gaming products and supply companies for space on the casino customer's floor, as well as for our customer's capital spending. With respect to our Utility segment, namely shufflers and other gaming equipment, we compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property and the breadth of our sales, regulatory and distribution channels. Other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. Our shufflers also compete against hand shuffling, which remains the most common shuffling option on casino card games around the world. Finally, since the need for our shufflers is dependent upon the casino’s use of live table games, our shufflers also compete against any products that live table games compete against.   We cannot provide assurances that a competitive product will not gain substantial placements or that a competitive product or hand shuffling will cause price erosion of our shufflers in the future.  As it relates to our Easy Chipper D™ and Chipmaster™ roulette chip sorting products, competition is primarily limited to the Chipper Champ Plus and the more current Chipper Champ 2, both sold by TCSJohnHuxley. Competition with our i-Shoe® card reading shoe is primarily limited to Angel Co. Ltd.'s Angel Eye® card reading shoe and the Bee electronic baccarat dealing shoe (U.S. Playing Card Company).

With respect to our PTG segment, in addition to companies such as International Game Technology (“IGT”), Bally Technologies, Inc. (“Bally”), Aristocrat Gaming (“Aristocrat”) and WMS Industries Inc. (“WMS”) that primarily market EGMs, we also compete with both non-proprietary table games such as blackjack and several companies which primarily develop and license proprietary table games. Some of those competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies™ and Emperor's Challenge®, Masque Publishing's Spanish 21® and DEQ Systems EZ Baccarat™. Additionally, competition with our progressive bet system for table games includes DEQ Systems. Competition in this segment is focused on price, brand recognition, player appeal and the strength of underlying intellectual property. Smaller developers and vendors are more able to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. We compete on these bases, as well as on the strength of our extensive sales, service and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table game products. In the future, table game competitors as well as slot machine companies could market table games that displace our products.

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

Our EGM segment is part of a highly competitive international slot market. The Australasian market reflects other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors to our EGM products in these markets are Aristocrat, IGT, Bally, WMS, Konami Gaming, Inc. (“Konami”), Aruze and Ainsworth Game Technology (“Ainsworth”).  In Asia, these competitors are also active along with competition from a myriad of Asian and European slot manufacturers.

Finally, some of our product segments may compete against each other for space on the casino floor.

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture a small number of parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping ourselves from our facilities in Las Vegas, Nevada and Milperra, Australia, although small inventories are maintained and repairs are performed by our field service employees.

Additionally, some of our products are manufactured by subcontract manufacturers, located in Des Plaines, Illinois, Phoenix, Arizona and Salzburg, Austria, all of which also inventory and ship these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and development.  We employ a staff of electrical, mechanical and software engineers, graphic artists and game developers to support, improve and upgrade our existing shufflers, to develop new shufflers, to develop technology and game content for our PTG, e-Table platforms and EGM products and to develop and explore other potential table-related products.  We perform the majority of our research and development ourselves in the United States and in Australia. We also conduct research and development through the use of a foreign, third party developer for certain international product offerings.

We believe that one of our strengths is identifying new product opportunities and developing new products, therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  Total R&D expense was $27.6 million, $21.8 million and $17.3 million for fiscal 2011, 2010 and 2009, respectively.

INTELLECTUAL PROPERTY

We believe that our patents, trademarks, licenses, copyrights and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent, trademark and copyright protection for our technologies. We also acquire and license patents and other intellectual property from third parties. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, inadequacy of patent and other intellectual property coverage, delays in using our intellectual property to develop products or the costs of protecting our intellectual property and changes to the intellectual property laws (including how courts interpret these laws) could adversely affect our future results of operations and our financial position.

Patents. We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, and potential product modifications and improvements. We also own intellectual property related to technology that has not yet been commercialized.  Some of the patents (primarily our game play method patents) we own are issued only in the United States.  A majority of the technology is internally developed; however, some of our technology has been purchased and is licensed from third parties.

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents.  While some of our older owned game patents and some of our progressive patents expire in the next 2-3 years and some older shuffler patents expire in 2014, the majority of our patents, including those with our newest technology, expire thereafter.  Under the laws of the United States, when a patent expires, a competitor would be legally able to make, use, offer to sell or sell the invention claimed in the patent.  We believe that the expiration of any of our patents prior to 2015 will not have a material adverse effect on our business. A number of our patents expired in 2009, but the expirations have not and are not expected to materially affect our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued, or that the patents we currently hold or have licensed or any new patents that we acquire are, will be, or will remain valid, will provide any competitive protection for our products, or will adequately cover our competitors' products.

Trademarks. We own numerous United States and international trademark registrations and common law trademarks.  Some of the more important marks include: Shuffle Master®, Shuffle Master Incorporated®, the Shuffle Master 4-square design mark®, Deck Mate®, i-Deal®, MD2®, MD3™, one2six®, Deck Checker™, Easy Chipper®, i-Shoe™, i-Shoe™ Auto, Bet the Set “21”®,  Blackjack Press®, Caribbean Stud®, Casino War®, Crazy 4 Poker®, Dragon Bonus®, Fortune Blackjack®, Fortune Pai Gow Poker®, Four Card Poker design mark®, Let It Ride®, Let It Ride Bonus®, shufflemaster.com®, Mississippi Stud®, Royal Match 21®, Texas Hold ‘Em Bonus®, Three Card Poker design mark®, the fan design mark®, Ultimate Texas Hold ‘Em®, Ultimate Three Card Poker design mark®, i-Table design mark®, i-Score™, i-Verify™, Table Master®, Rapid Table Games® and Vegas Star®.  We believe that our trademarks and trade dress are an important component of the brand identity of our products. We also license trademarks from others.

Intellectual property licenses. We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed or unit basis. While we do not believe that any of the current material license agreements are in jeopardy of being terminated, we can make no assurance that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

In addition, when we license our products to our customers we also license the right to use our intellectual property. We typically earn license royalties on a periodic basis. We generally do not license our intellectual property to other gaming equipment suppliers.

Other intellectual property. In addition to patents, we also own intellectual property in the form of copyrights (registered and unregistered), trademarks (registered and unregistered), trade dress and trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information. Costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid and enforceable patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Product-related agreements. We are a party to certain licensing agreements. Under some of these agreements, we have certain rights to use third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we pay or receive under these agreements are material to our results of operations. Our Australian subsidiary is a party to a co-ownership agreement of certain intellectual property with a customer. There are royalty sharing obligations under that agreement.

Infringement and litigation. We have been and are subject to litigation claiming that we have infringed the rights of others and that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of these cases see “Item 3. Legal Proceedings” and Note 15 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

GAMING REGULATION

Overview. We are subject to a wide range of complex gaming laws and regulations in over 200 jurisdictions, both foreign and domestic, in which we are licensed or have applications pending. Jurisdictions require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required, unless the owner is eligible for and obtains an exemption or waiver. Under certain circumstances, an “Institutional Investor,” as such term is defined by certain gaming jurisdictions' statutes or regulations, who acquires more than 5%, may apply for a waiver of the suitability requirement. Generally, gaming jurisdictions may permit an Institutional Investor to hold up to 25% upon a showing that it meets the jurisdiction's definition of an “Institutional Investor” and certification as to its passive investment intent. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approvals and processes related to findings of suitability, qualifications or licenses, our products, key personnel and certain shareholders can be lengthy and expensive.

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

•
the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	application of appropriate accounting practices and procedures;

•	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

•	record-keeping and reporting to the Nevada Gaming Authorities;

•	fair operation of games; and

•	the raising of revenues through taxation and licensing fees.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or

•
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

The Nevada Commission may also, in its discretion, require any other holders of our equity securities or any holders of our debt securities to file applications, be investigated and be found suitable to own our debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Commission, we:

•	pay to the unsuitable person any dividends, interest or any distribution whatsoever;

•	recognize any voting right by such unsuitable person in connection with such securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

Changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Board and approval by the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

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

Federal registration. As a manufacturer and distributor of gaming devices, we are registered pursuant to and have complied with the Federal Gambling Devices Act of 1962 (the “Federal Act”). In order to manufacture, sell, deliver or operate our gaming devices, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

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

Product approvals. Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment or gaming device. Associated equipment is equipment that is not classified as a gaming device but due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors of such associated equipment to meet licensing or suitability requirements prior to or concurrently with the use of such equipment in the respective jurisdiction. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products.

OTHER BUSINESS INFORMATION

Customer service. As part of our strategy to maintain and expand our market position, we have made a commitment to maintain a high level of service to our customers. We have numerous field service centers in the United States as well as at most of our foreign locations. Within our service areas, we provide regular corrective and preventative maintenance and on-demand repair service for our leased equipment, provide service training to our customers and provide back-up units to our lessees. For casinos that purchase our products, we offer service contracts providing service benefits similar to those of leased units or parts-only warranty contracts.

Significant customer sales, foreign sales and foreign assets. For fiscal 2011, 2010 and 2009, sales to customers outside the United States accounted for approximately 56%, 51% and 50% of consolidated revenue; and no individual customer accounted for more than 10% of consolidated revenue in each of those years. For the year ended October 31, 2011, approximately 29% of our revenues were in our EGM segment, which revenues relate primarily to outside the United States. As of October 31, 2011, approximately 34% of our long-lived assets, excluding deferred income taxes, goodwill and acquired intangible assets, were outside the United States. As of October 31, 2011 and 2010, no single customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2011, no customers exceeded 10% of our net investment in sales-type lease and notes receivable. As of October 31, 2010, two customers exceeded 10% of our net investment in sales-type lease and notes receivable, these customers have well-established histories of payments to Shuffle Master as well as credit ratings that support the credit lines they have been extended. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 14 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

Employees. As of October 31, 2011, we had approximately 740 employees.  We are not subject to any collective bargaining agreements and we believe that our environment will continue to be union free.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The gaming industry is highly regulated and failure to obtain or maintain our licenses could be disruptive to our business and could adversely affect our operations.

We are subject to regulation in all jurisdictions in which our customers operate and may need to be licensed, or seek licensure, approval or suitability of our officers, directors, major shareholders, key personnel or business partners.  These laws, rules and regulations generally concern the responsibility, financial stability, character and suitability of such individuals and entities in gaming operations.  For example, we have established due diligence procedures that we undertake on all of our potential business partners, including our potential business partners in our emerging Internet gaming business.  If any of these individuals or entities are determined to be unsuitable, we may be required to sever our relationship or not enter into the proposed business relationship.  If we do not obtain and maintain all such licenses, approvals or findings of suitability, or if we fail to seek, do not receive or receive a revocation of such a license, approval or finding of suitability in a particular jurisdiction, we will not be able to do business with our customers in that jurisdiction, which could have a material adverse effect on our business, results of operation or financial condition.

Similarly, our products are subject to extensive regulation under federal, state, local and foreign laws in the jurisdictions in which we do business. For example, our failure to meet the required federal, state or foreign testing standards, our breach of any such testing standards or our failure to comply with the rules and regulations regarding the distribution of our products, could result in disciplinary action or the revocation, suspension or conditioning of our licenses, registrations, permits or approvals.

Doing business with any individual or entity considered unsuitable or non-compliance with any of the laws, rules or regulations applicable to our products in any jurisdiction could result in fines, disciplinary actions or the revocation, suspension or conditioning of our licenses, approvals, findings of suitability, registrations or permits.  Regulators have wide ranging powers. A fine or the loss or suspension of a license or approval in one jurisdiction could have a similar effect in other jurisdictions in which we are licensed.  Such event could limit or eliminate our ability to continue our operations, all of which could have a material adverse effect on our business, results of operation or financial condition.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

New or revised legislation or regulation, including, without limitation, changes to Internet gaming law, may affect demand for or place limitations on the placement of our products.  Such changes could affect us in a variety of ways. For example, current regulations in a number of jurisdictions where our customers operate, such as Macau, limit the amount of space allocated to our products and substantial changes in those regulations may adversely affect demand for our products. Our business may also suffer if our products become obsolete or barriers of entry are created due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions on gaming operations in any jurisdiction. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. Any of the foregoing could have a material adverse effect on our existing or proposed business, our results of operations or financial condition.

Compliance with the covenants in our Senior Secured Revolving Credit Facility is subject to many factors, some that are beyond our control and others that may limit our ability to engage in business activities.

Our Senior Secured Revolving Credit Facility contains material financial and other covenants, which, if breached, could trigger certain events of default.  If our operating results decline, we may need to seek an amendment to our facility or refinance the indebtedness outstanding under such facility. Depending on the debt market conditions at the time, it is possible that such amendment or refinancing could lead to a significant increase in debt service costs and interest expense or result in additional restrictions being put on our operations.  In such circumstances, if we are unable to obtain an amendment or refinancing, we could be forced to allow proceedings to take place whereby the lender’s security interests are exercised, or we could be forced to file for bankruptcy protection.

The Senior Secured Revolving Credit Facility imposes, and the terms of any future indebtedness could impose, operating and other restrictions on us. Such restrictions could affect and in many respects limit or prohibit, among other things, our ability to take certain actions, including obtaining financing for working capital, capital expenditures and acquisitions, all of which could have a material adverse effect on our business, results of operation or financial condition.  Should we need to raise capital beyond or separate from our Senior Secured Revolving Credit Facility, current financial market conditions could affect our ability to raise funds in the capital and bank lending markets.

The indebtedness under the Senior Secured Revolving Credit Facility has variable rates of interest, which exposes us to the risk of increased interest rates.

Our Senior Secured Revolving Credit Facility matures on October 29, 2015.  Depending on economic conditions at such time, we might not be able to refinance such facilities on favorable economic terms, or at all.

We are exposed to foreign currency exchange risk.

We transact business in numerous countries around the world and expect that a significant portion of our business will continue in international markets.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales, purchases of inventory, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. Consolidated revenues from customers outside the United States and denominated in foreign currencies was approximately $127 million in fiscal 2011.  Because our financial results are reported in U.S. dollars, if we generate revenues and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those revenues and earnings. As such, we expect our revenues and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on our business, results of operation or financial condition.

We could face considerable business and financial risks in implementing acquisitions.

As part of our overall growth strategy, we may seek to acquire assets or businesses. We regularly discuss and investigate possible acquisitions. Such acquisitions could result in potentially dilutive issuances of equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities or an increase in amortization expenses.  The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations.

We may not be successful in consummating acquisitions on favorable terms or at all. Any acquisition may not produce the revenues, earnings or business synergies we anticipate for a variety of reasons, including, without limitation:

•	the integration of the operations, financial reporting, internal controls, technologies, products and personnel, including issues raised by national, geographic and cultural differences;

•	potential impairments in acquired assets;

•	entry into markets or acquisition of products or technologies in which we have limited or no prior experience;

•	expenses associated with any unknown or potential legal liabilities;

•	management of worldwide operations and diversion of management's attention away from our existing business; and

•	the exploitation of acquired intellectual property or the development, sale or lease of acquired products or unanticipated increases in manufacturing expenses.

Our revenues are dependent on our intellectual property rights.

A significant portion of our revenues is derived from products, technologies and services that incorporate our intellectual property.  We have numerous patents, trademarks and copyrights.  We cannot assure you that all of our intellectual property protection would be found, or will continue to be, valid or enforceable, or that any pending intellectual property applications will be approved. The intellectual property we own or have rights to could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our intellectual property and due to inadequate resources or other reasons we may not be able to enforce our intellectual property rights.

The future interpretation of intellectual property laws regarding the validity of intellectual property by United States governmental agencies and courts and courts in other jurisdictions in which we have rights could negatively affect the validity or enforceability of our current or future intellectual property.  This could have multiple negative impacts including, without limitation, the marketability of or anticipated revenue from certain of our products.  Additionally, because of the differences in intellectual property laws, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

To the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others limit us from taking advantage of innovative technologies, we may be forced to enter into licensing arrangements in order to utilize such technology, be delayed in introducing such technology into the market or incur unexpected research and development expenses to develop alternative technologies.  We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products or technologies. Any royalty, licensing or settlement agreements, if required, may not be available to us on acceptable terms or at all.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements are fully enforceable or will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business, results of operations or financial condition.

Litigation regarding our intellectual property could have a material adverse effect on our business, intellectual property, results of operation or financial condition.

A significant portion of our success depends on the protection of our intellectual property.  We are making and in the future may make claims of infringement, invalidity or enforceability against third parties.  For example, with the emergence of Internet gaming in legalized markets, we have increased avenues to seek enforcement against parties that infringe our intellectual property.  This enforcement could:

•	cause us to incur greater costs and expenses in the protection of our intellectual property;

•	otherwise potentially negatively impact our intellectual property rights;

•	cause one or more of our patents to be ruled or rendered unenforceable or invalid; or

•	divert management's attention and resources.

In addition, third parties may allege claims of infringement, invalidity or enforceability against us or against our licensees or manufacturers in connection with their use of our technology.  A successful challenge to or invalidation of one of our patents or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm.  In addition to the potential negative impacts listed above, any claims could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer, rebrand our products or limit our ability to bring new products to the market in the future;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component; or

•	require us by way of injunction to have to remove products on lease or stop selling or leasing new products.

We are and in the future may be involved in legal proceedings which could materially adversely affect us.

We are currently engaged in litigation on a variety of matters that have arisen in the ordinary course of business and additional claims or disputes may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements to settle litigation or other claims or disputes.

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, intellectual property, results of operations or cause us financial harm.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect us.

We manufacture our products in Las Vegas, Nevada, as well as our facility in Milperra, Australia. We also outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Asia. Should any of these manufacturing processes be disrupted, we cannot provide assurance that we would be able to timely remedy such disruption and accordingly may not be able to timely meet our business obligations or otherwise meet customer demand, all of which could negatively affect our revenues. To the extent we rely on a single source for any of our components used in our manufacturing process, any disruption to such source may result in a disruption to our manufacturing process and we cannot provide assurance that we will be able to timely remedy such disruption.  In either of such cases, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers for our products or technology.  The impact of all of the foregoing is magnified and will continue to increase as we streamline our supply chain management by narrowing the number of our suppliers.  Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or some of such cost increases by increased pricing to our customers. Such events could have a material adverse impact on our business, results of operations or financial condition.

The products in each of our segments may experience losses due to technical difficulties or fraudulent activities.

Our success partly depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products or technology. We incorporate security features into the design of our products and technology in order to prevent us or our customers from being defrauded. To the extent any of our products or software experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation.

Software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies, or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines, the requirement to remove such products or software from commercial use, suspension or revocation of our gaming licenses and disciplinary action. Further, in the event of such issues, substantial engineering and marketing resources and expenditures may be diverted from other areas to rectify the problem.  All of the foregoing could lead to a material adverse effect on our business, results of operations or financial condition.

Our products currently in development may not achieve commercial success and if we are unable to maintain a competitive technological position, we could suffer a material adverse effect on our business, results of operations or financial condition.

There is intense competition in the gaming products industry.  Our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends.  As a result, we expect to continue to make significant investments in product development.  While we are pursuing and will continue to pursue product development and technology opportunities, we cannot assure you that such products or technologies will come to fruition or become successful or that we will realize a return on such investments.

Our development of products is dependent on multiple factors.  There is competition in our industry for skilled personnel, which means that our product development may be impacted by our not having the necessary qualified and talented employees.  We may not have sufficient research and development resources, including the necessary financial resources.  A number of products are being tested and we cannot provide any definite date by which they will be commercially available.  These products may not prove to be commercially viable and even if they do, we may not be able to obtain the various gaming licenses necessary to distribute them to our customers. Additionally, subsequent to the commercial introduction of such products, we may experience operational problems that could delay or defeat the ability of such products to generate revenue or operating profits.

Future technologies developed by our competitors may render our current products less desirable, profitable or viable.  We may not have available the financial and other resources to compete effectively against such competitors, which may, among other things, render our products obsolete or reduce their commercial value.  Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success. We cannot predict which of the many possible future products, if any, will meet evolving industry standards and consumer demands. Should we be unable to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position, we could suffer a material adverse effect on our business, results of operations or financial condition.

In general, we compete with other gaming and entertainment products for space on the casino customers’ floor, as well as for our customers' capital and operational spending.   For example, in our PTG segment, we compete with both non-proprietary table games such as blackjack and several companies that primarily develop and license proprietary table games.   Competition in this segment is particularly based on price, brand recognition, player appeal and the strength of underlying intellectual property.  Small developers and vendors are more easily able to participate develop and market table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment.

Our current strategy is focused on moving to a lease based model and our business may suffer if demand for our products decreases.

Our current strategy is to shift our customers from a sales based model to a lease based model for our Utility, PTG and ETS segments.  While this strategy is not possible in all jurisdictions, in fiscal 2011, 60.9% of our revenues were derived from leases in these segments.  Such lease agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party.  Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice, which may cause us to suffer a materially adverse effect on our business, results of operations or financial condition.

Economic conditions that have an adverse effect on the gaming industry will adversely affect our results of operations.

Our business operations are concentrated in a single industry that is affected by international, national and local economic conditions. A downturn in the economy or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our other customers.  We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide or in the gaming industry, or the impact such slowdown may have on the demand for gaming.  If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such events include, without limitation:

•	adverse economic and market conditions, including fluctuating interest rates, higher airfares, energy and gasoline prices;

•	political events such as terrorist attacks, acts of war, political instability and international economic crisis; and

•	natural disasters such as major fires, floods, hurricanes and epidemics.

Such events may make it difficult for our customers and us to accurately forecast and plan future business activities and may cause our customers to slow their spending on our products. Our success depends on our customers leasing or buying our products to expand their existing operations, replace existing gaming products or equip new casinos. Any slowdown in the replacement cycle as a result of a downturn in the gaming industry may negatively impact our operations. If the domestic and foreign markets for our products significantly deteriorate, our business, financial condition and results of operations could be materially and adversely affected.

Economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results.

Our sales to customers outside the United States, primarily Canada, Europe and Australasia accounted for approximately 56% in fiscal 2011 of our consolidated revenue from continuing operations for fiscal 2011. Accordingly, our business results could be harmed by a variety of factors associated with our doing business internationally, including, without limitation:

•	tariffs, other trade protection measures and import or export licensing requirements;

•	changes in tax laws or application of such tax laws;

•	labor regulations, staffing and management of widespread operations;

•	requirements relating to withholding taxes on remittances, intercompany payments and restrictions on our ability to repatriate dividends from our subsidiaries;

•	collectability of receivables and recoverability of residual values on leased assets resulting in increased write-offs;

•	the ability for us to repossess our equipment or products in the event of a lease default; and

•	restrictions on our ability to operate subsidiaries, make investments or acquire new businesses in foreign jurisdictions.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risks and could subject us to additional compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties. We lease facilities in various locations throughout North America for office, research and development, warehouse and service space totaling approximately 113,000 square feet to support our American operations.  Our corporate headquarters, as well as our research and development and manufacturing of utility and e-Table products, are located in Las Vegas, Nevada and account for 76,000 square feet.

We lease facilities in various locations throughout Australia and New Zealand, totaling approximately 64,000 square feet for office, service and warehouse space to support our Australasia operations.  In addition, we own an approximately 59,000 square feet facility in Milperra, New South Wales, Australia that we use for research and development and manufacturing space for our e-Table and EGM products.

We lease facilities in Vienna and Salzburg, Austria, totaling approximately 16,000 square feet for office, warehouse and apartment rental space to support our European operations.

We lease approximately 6,000 square feet in Macau and Singapore for office and warehouse space to support our Asia operations.

We lease approximately 4,000 square feet in Johannesburg, South Africa for office and warehouse space to support our Africa operations.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.  Our common stock is traded on The NASDAQ Stock Market under the symbol SHFL. As of January 3, 2012, we had approximately 280 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information available to us as of January 3, 2012, we estimate that we have approximately 13,110 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2011 and 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$11.80	$9.07	$9.81	$7.16
Second Quarter	11.57	8.65	9.72	7.72
Third Quarter	11.35	8.71	10.19	7.33
Fourth Quarter	10.88	7.35	9.55	7.55

The closing price of our common stock on January 3, 2012, was $11.98 per share.

Dividend Policy.  We have not paid dividends on our common stock in our two most recent fiscal years and certain covenants in our Senior Secured Revolving Credit Facility restrict our ability to pay dividends or make other distributions with respect to our equity securities.

Transfer Agent.  Our stock transfer agent and registrar is Wells Fargo Bank N.A., Shareowner Services, 161 North Concord Exchange, South St. Paul, Minnesota 55075, (800) 468-9716.

Performance Graph. The following graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at October 31, 2006, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index: (iii) the stocks included in the NASDAQ Index Composite; and (iv) an index of selected issuers in our industry, or Peer groups. The old peer group consists of IGT, Aristocrat, WMS, Bally and Progressive Gaming International Corporation (“PGIC”). The new peer group excludes PGIC, which declared bankruptcy and is not considered a comparable peer and includes Scientific Games Corporation and Multimedia Games to provide a more comprehensive industry comparison.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  The consolidated statements of operations data for the years ended October 31, 2011, 2010, 2009, 2008 and 2007, and the consolidated balance sheet data are derived from our consolidated financial statements. The amounts shown below for the years ended 2007, 2008 and 2009 have been revised to reflect the effect of the retrospective application of accounting standards adopted beginning on November 1, 2009, related to convertible debt. The historical results are not necessarily indicative of future results.

	Year Ended October 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share and unit/seat amounts)

Summary financial statements (a):
Revenue
Utility	$82,942	$77,357	$71,707	$80,893	$78,457
Proprietary Table Games	43,986	40,430	38,697	38,594	33,125
Electronic Table Systems	33,937	42,398	22,342	27,461	27,890
Electronic Gaming Machines	66,906	41,117	46,598	42,898	39,269
Unallocated Corporate	-	-	83	160	110

Total revenue	227,771	201,302	179,427	190,006	178,851
Cost of revenue	85,216	77,332	73,756	79,104	74,985
Gross profit	142,555	123,970	105,671	110,902	103,866
Income (Loss) from continuing operations	31,590	23,083	14,974	(15,373)	12,914
Discontinued operations, net of tax	-	-	-	(1)	78
Net Income (loss)	$31,590	$23,083	$14,974	$(15,374)	$12,992

Earnings (loss) per share - continuing operations:
Basic earnings (loss) per share (b)	$0.58	$0.43	$0.28	$(0.38)	$0.37
Diluted earnings (loss) per share (b)	$0.57	$0.43	$0.28	$(0.38)	$0.37
Weighted average shares, basic (b)	54,344	53,258	53,120	40,006	34,680
Weighted average shares, diluted (b)	54,997	54,199	53,449	40,006	35,276

Balance Sheet Data (end of year):
Cash, cash equivalents, and investments	$22,189	$9,988	$7,840	$5,374	$4,392
Total assets	$312,887	$303,960	$285,469	$261,930	$359,535
Total debt	$39,265	$66,262	$93,210	$124,335	$226,151
Total long-term liabilities	$42,668	$68,973	$96,109	$86,428	$225,076
Shareholders' equity	$233,615	$186,148	$156,074	$103,363	$93,097

Cash Flow Data:
Cash provided by operating activities	$63,969	$51,325	$40,142	$44,018	$33,048
Cash (used) by investing activities	$(26,887)	$(20,433)	$(9,045)	$(5,812)	$(33,119)
Cash (used) provided by financing activities	$(24,736)	$(28,659)	$(30,124)	$(37,256)	$(3,513)

(a)  In September 2007, we purchased PGIC's table games division. Acquisitions, in addition to less significant acquisitions, are included in our consolidated financial statements beginning on the effective date of the transactions.

(b)  Earnings per share and weighted average share amounts for the years ended October 31, 2008, 2009, 2010 and 2011 reflect our equity offering in July 2008 of an additional 20.3 million common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of October 31, 2011 and 2010 and for the fiscal years ended October 31, 2011, 2010 and 2009. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" and "Risk Factors" should be reviewed  for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games, which include live games, side bets and progressives as well as our newly introduced i-Gaming, which features online versions of our table games, social gaming and mobile applications; Electronic Table Systems, which include various e-Table game platforms; and Electronic Gaming Machines, which include video slot machines.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

See “Item 1. Business” included in this Form 10-K for a more detailed discussion of our business, strategy and each of our four segments.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our leased and in some cases, previously sold products. Consistent with our strategy, we have a continuing emphasis on leasing or licensing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay us a fee based on a percentage of net win.  Product lease contracts typically include parts and service. When we sell our products, we offer casinos a choice between a cash sale or to a lesser extent, long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers on month-to-month license arrangements, which provides us with monthly royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement, as well as game conversion kits.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler upgrade initiative. We expect the next revenue driver to be our new MD3™ shuffler.  The MD3™ is our next generation upgrade for the legacy MD series shufflers. As the MD1® reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1® shufflers, both leased and previously sold, with the MD3™ shuffler. The majority of these placements are leases.

•	Our markets for shuffler lease and sale revenue have grown recently in the United States with the approval of live table gaming in several jurisdictions such as Pennsylvania and Delaware.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Australia, Asia and Latin America. Growth drivers for the Utility segment outside the United States are the new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau.

Proprietary Table Games

•
More than 96% of our total PTG segment revenue is derived from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

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

•
We also pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  As noted above, several states have approved live table games over the past year, and we have seen significant placements of our table game products in those new jurisdictions.

•
We intend to increase our PTG content through development and acquisition of new proprietary titles. By increasing our footprint with new titles, we hope to increase our domestic market penetration and expand further into international markets.

•
We intend to seek enforcement against parties that infringe our intellectual properties for Internet gaming in legalized markets where legal systems and availability of cost-effective remedies are available to us.

Electronic Table Systems

•
Although we continually pursue opportunities to increase lease revenues in our ETS segment within the United States, we have seen some of our leased ETS products returned from those same markets as some states have approved live table games.  While this has caused some setbacks in the growth of our domestic ETS business, we have been able to return some of these products to service in other markets such as Latin America.  However, the new placements are not yet performing to the same revenue and profitability levels as the units that were removed.

•
Outside the United States, we continue to realize a large portion of our ETS revenues from sales rather than leases.  Favorable regulatory changes in the prior year in some Australian jurisdictions allowed for significant placements of new Vegas Star® and Rapid Table Games® products during the prior year.  We have seen new opportunities for lease placements with the opening of new casino properties in Singapore in the prior year, and we intend to continue pursuing new lease placements whenever possible.

•
During the current year we have begun generating revenue from placements of our new i-Table® product.  We expect this product, which combines an electronic betting interface with a live table game, to provide us with growth opportunities if it achieves acceptance in the market.

Electronic Gaming Machines

•	Our EGM segment is primarily a sales model and we expect to continue to realize substantially all of our EGM revenues from sales of EGMs in our primary market, Australia.

•
Initial deliveries of Equinox™ began in July 2010, and we experienced record placements during the fourth quarter of fiscal 2011, as Equinox™ gained broader market acceptance. While we would not expect to see this record growth continue indefinitely, we expect Equinox™ placements in fiscal 2012 will continue above 2011 levels.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•
In addition to our primary EGM market in Australia, we are pursuing opportunities for sales growth in Asia. Initial installations into Asia began during the third quarter 2011, of which a majority were Equinox™.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD3™ and one2six® Plus, our card recognition products, as well as other table accessories, such as the i-Shoe® and i-Score™. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit from leasing is lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  A number of factors impact gross margins, including the number and mix of products placed and the average lease or sales price of those products. For example, in our PTG segment, premium table games warrant a higher average lease price than a PTG add-on such as a felt side-bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. After the introductory pricing period expires, the price generally increases to the monthly “list” lease price, which we believe will increase future revenues because most customers keep the products beyond the introductory pricing period. Accordingly, we anticipate that gross margins will increase under our lease model.

Although our lease margins are generally very favorable, during the current period, we have experienced lower than normal margins on our ETS leases.  This margin reduction is primarily related to the removal of Table Master® seats from Pennsylvania and Delaware in the prior year as those jurisdictions converted to live table gaming.  As noted above, although we are returning those units to service in other markets such as Latin America, the new placements are not yet generating revenues or margins as favorable as the original placements.  Additionally, we continue to record depreciation on the units that have not yet been placed back into service.  This depreciation has caused additional downward pressure on our ETS lease margins.

We occasionally record inventory adjustments related to obsolescence or declines in the net realizable value of some products.  While those adjustments occur in the normal course of business, it can cause negative pressure on our margins. We also occasionally dispose of leased assets that are no longer in service and are no longer usable.

In addition to the lease versus sale strategy, we expect to see continual improvement in our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.  Our improved EGM margins are an example of success in this area.

SIGNIFICANT TRANSACTIONS

Newton Shuffler LLC. On November 15, 2010, we entered into a purchase agreement and related agreements (the “Purchase Agreement”) with Newton Shuffler LLC and related parties (“Newton”) whereby we acquired substantially all of the intellectual property assets of Newton.  Under the terms of the Purchase Agreement, we paid Newton an upfront payment of $6.5 million.  The Purchase Agreement also calls for approximately $1.4 million to be paid over a 9 year period.  In connection with the Purchase Agreement, we also entered into non-competition agreements with Newton and the major owners of Newton for a period of 9 years.

We accounted for this acquisition as a business combination and allocated the total consideration of approximately $7.5 million to the assets acquired based on their fair values.  We recorded approximately $2.7 million to intangible assets which will be amortized on a straight line basis over a 9 year period.  The remaining amount of approximately $4.8 million was recorded to goodwill.  We also recorded a liability associated with future consideration of approximately $1.4 million due in non-interest bearing payments through 2019.  Upon acquisition, the balance of $1.0 million represented the discounted present value of the future payments, excluding imputed interest of approximately $0.4 million, using an effective interest rate of 4.2%. The Newton acquisition enhances our Utility segment by adding to our intellectual property portfolio and providing for further revenue opportunities.

Prime Table Games, LLC. On December 21, 2010, we entered into a license and release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. Total consideration paid by us was $5.5 million. Accordingly, we recorded a legal settlement charge of approximately $2.2 million for the year ended October 31, 2010, which represented the fair value associated with the effective settlement of the then existing litigation. The remaining $3.3 million was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

On December 21, 2010, we also entered into a remote gambling intellectual property transfer agreement (the “Remote Gambling Agreement”) in which we acquired licenses to the Three Card Poker Internet rights in the British Isles for $1.5 million. The acquired Internet rights include Internet gambling and gambling via cell phones, in addition to certain social media uses such as play-for-fun applications on the Internet.  The $1.5 million was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

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

Revenues are reported net of incentive rebates and discounts. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

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

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are usually interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. Products placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the product and all other relevant criteria have been met. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement. Our EGM, Table Master® and Vegas Star® products are recognized upon delivery and customer acceptance.

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  Most of our products and services qualify as separate units of accounting. When vendor specific objective evidence or third-party evidence is not available, the management's best estimate of selling price ("BESP") is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs and profit objectives. Revenues allocated to future performance obligations elements are deferred and will be recognized upon delivery and customer acceptance.

Goodwill and other indefinite lived intangible assets. We review our goodwill for impairment annually in October or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the current year we adopted a new Accounting Standards Updates (“ASU”) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we will perform the a two-part impairment test.  In the first step, we would select a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our reporting units, which are the same as our operating segments.  These two methodologies were weighted equally in determining fair values.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

Our income approach analysis is based on the present value of two components: the sum of our three-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows would be derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each our reporting units. The discount rates used for each operating segment were 12.5% for our fiscal 2010 test and 13.0% for our fiscal 2009 test.

As of October 31, 2011 and 2010, our goodwill totaled $85.4 million and $75.9 million, respectively. Our fiscal 2011 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the company’s share price and market capitalization, overall financial performance, and macro-economic and industry conditions.  We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. In the prior year we performed the first step test required under previous guidance using an income approach and market approach and the results of that valuation indicated that each of our reporting units’ fair values were significantly higher than their carrying values.   Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

If our assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. To illustrate the sensitivity of the fair value calculations on our goodwill impairment test, if the discount rates used for the 2010 analysis increased to 13.5% for each operating segment (all other assumptions held constant), the fair value of each operating segment would still exceed its carrying value by at least 43%.

For fiscal 2011, 2010 and 2009, we did not have any goodwill impairment loss.

We review our indefinite lived intangible assets (“tradenames”) for impairment annually in October or when circumstances indicate that the carrying amount of the tradename may not be fully recoverable. We would record an impairment loss if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value.

In October 2011, we performed our annual indefinite lived intangible asset impairment analysis for our Stargames and CARD tradenames, which is discussed in Note 6 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data", by comparing the discounted, estimated future cash flows using the income approach as compared to the carrying value of the tradenames and determined that no impairment was indicated.

Other intangible assets. Other intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. All of our significant other intangible assets have finite useful lives and are amortized as the economic benefits of the intangible asset are consumed or otherwise used up.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and indefinite lived intangible assets, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value.  For fiscal 2011, 2010 and 2009, we did not have any such impairment loss.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of approximately $1.1 million, $1.0 million and $1.5 million for fiscal years 2011, 2010 and 2009, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

Income Taxes.  We are subject to income taxes in the United States and other foreign jurisdictions where we operate.   Accounting standards require the recognition of deferred tax assets, net of applicable reserves, and liabilities for the estimated future tax consequences attributable to differences between financial reporting amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which the differences are expected to be recovered or settled.  Accounting standards requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.

As of October 31, 2011, we have a valuation allowance of $1.3 million against certain foreign deferred tax assets based on our estimate of future realization.  Management will reassess the realization of deferred tax assets each reporting period.  To the extent that the financial results of certain foreign operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance through earnings.

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

Share based compensation.  We measure and recognize all share-based compensation, including restricted shares and share-based awards to employees, under the fair value method.  We measure the fair value of share-based awards using the Black-Scholes model and restricted shares using the grant date fair value of the stock.

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

Contingencies. We assess our exposures to loss contingencies and provide for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

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

Adopted –

Credit quality of financing receivables and the allowance for credit losses – As of November 1, 2010, we adopted accounting standards related to the disclosure about the credit quality of financing receivables and allowances for credit losses which addresses concerns about the sufficiency, transparency and other robustness of credit risk disclosures for financing receivables and the related allowance for credit losses. This update is designed to provide disclosures that enable a better understanding of:

1.	the nature of credit risk inherent in our portfolio of financing receivables;

2.	how credit risk is analyzed to determine the allowance for credit losses; and

3.	changes in and reasons for changes in the allowances for credit losses.

Goodwill impairment testing – In September 2011, Financial Accounting Standards Board (“FASB”) issued an ASU to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. During the fourth quarter 2011, we elected to early adopt this ASU.

Not yet adopted -

Fair value measurement disclosure – In May 2011, FASB issued an ASU on fair value measurement on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands disclosure requirements particularly for Level 3 inputs to include the following:

•	For fair value categorized in Level 3 of the fair value hierarchy:

1.	a quantitative disclosure of the unobservable inputs and assumptions used in the measurement;
2.
a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period); and

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

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect it to have a material impact on our financial statements.

The following table presents our various items of revenue and expense as a percentage of total revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2011		2010		2009
	(In thousands)
Revenue:
Utility	$82,942	36.4%	$77,357	38.4%	$71,707	40.0%
Proprietary Table Games	43,986	19.3%	40,430	20.1%	38,697	21.6%
Electronic Table Systems	33,937	14.9%	42,398	21.1%	22,342	12.4%
Electronic Gaming Machines	66,906	29.4%	41,117	20.4%	46,598	26.0%
Other	-	0.0%	-	0.0%	83	0.0%

Total revenue	227,771	100.0%	201,302	100.0%	179,427	100.0%
Cost of revenue	85,216	37.4%	77,332	38.4%	73,756	41.1%

Gross profit	142,555	62.6%	123,970	61.6%	105,671	58.9%
Selling, general and administrative	68,609	30.1%	66,817	33.2%	63,647	35.5%
Research and development	27,628	12.2%	21,811	10.8%	17,349	9.7%

Income (Loss) from operations	46,318	20.3%	35,342	17.6%	24,675	13.7%
Other income (expense):
Interest income	635	0.3%	577	0.3%	860	0.5%
Interest expense	(2,636)	(1.2%)	(4,015)	(2.0%)	(6,047)	(3.4%)
Other, net	(997)	(0.4%)	282	0.1%	731	0.4%
Total other income (expense)	(2,998)	(1.3%)	(3,156)	(1.6%)	(4,456)	(2.5%)
Gain (loss) on early extinguishment of debt	-	0.0%	(1,123)	(0.6%)	1,841	1.0%

Income from continuing operations before tax	43,320	19.0%	31,063	15.4%	22,060	12.2%
Income tax provision	11,730	5.1%	7,980	3.9%	7,086	3.9%

Net income	$31,590	13.9%	$23,083	11.5%	$14,974	8.3%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)
Revenue:
Leases and royalties	$98,369	$86,717	$76,231	13.4%	13.8%
Sales and service	129,402	114,585	103,113	12.9%	11.1%
Other	-	-	83	0.0%	(100.0%)

Total	$227,771	$201,302	$179,427	13.1%	12.2%

Cost of revenue:
Leases and royalties	$34,089	$28,008	$24,559	21.7%	14.0%
Sales and service	51,127	49,324	49,197	3.7%	0.3%

Total	$85,216	$77,332	$73,756	10.2%	4.8%

Gross profit:
Leases and royalties	$64,280	$58,709	$51,672	9.5%	13.6%
Sales and service	78,275	65,261	53,916	19.9%	21.0%
Other	-	-	83	0.0%	(100.0%)

Total	$142,555	$123,970	$105,671	15.0%	17.3%

Gross margin:
Leases and royalties	65.3%	67.7%	67.8%
Sales and service	60.5%	57.0%	52.3%
Total	62.6%	61.6%	58.9%

RESULTS OF OPERATIONS

Fiscal 2011 compared to Fiscal 2010

Revenue

Our revenue for fiscal 2011 increased $26.5 million over fiscal 2010, primarily due to the following:

•	Increase of $14.8 million in our sales and service revenue:
o	Increase most notably in our EGM segment driven by a substantial increase in sold units due to the launch of our Equinox™ cabinet.

•
During the prior year, we experienced a downturn in EGM sales of approximately 4.2% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox™ cabinet’s introduction. Since we began shipping Equinox™ in July 2010, we have seen a strong improvement in EGM sales. During the current year, EGM unit sales were 54.8% above prior year levels driven almost entirely by Equinox™. While we would not expect to see this record growth continue indefinitely, we do expect that EGM sales in fiscal 2012 will continue above 2011 levels.

•	Sales and service revenue in our Utility, PTG and ETS segments was down 14.8% collectively:
o	Decreased Utility sales revenue due primarily to our continued strategic focus on lease versus sales;
o	Prior year Utility sales were high due to the effect of new facility openings in Singapore and favorable regulatory changes in the United States; and
o	Decrease in ETS sales revenue driven by a 39.3% decrease in sold seats. Prior year ETS sales were driven by favorable regulatory changes in Australia and by new facility openings in Singapore.

•	Increase of $11.7 million in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Driven primarily by increased Utility lease revenue due to a 11.7% increase in shuffler units on lease, primarily in the United Sates and Macau;
o
Increased Utility lease revenue partially driven by new casino openings in Singapore during the prior year (prior year results only reflected a partial year of this revenue increase as units were placed into service);

o	Increased PTG lease and royalty revenue due to a 14.5% increase in units on lease; and
o
Decreased ETS lease revenue driven by a 14.5% reduction in Rapid Table Games®, Table Master® and Vegas Star® average monthly lease price in the United States, primarily due to Table Master® removals in Pennsylvania and Delaware in the prior year, partially offset by increased seats on lease due to favorable regulatory changes and new facility openings in the prior year.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $10.1 million due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for fiscal 2011 increased 100 bps to 62.6% as compared to fiscal 2010, reflecting the following:

•	Increased segment margin performance:
o	Improved EGM margins due to increases in average sales prices and reductions in manufacturing costs; and
o
Offset by decreased margins in ETS which were unfavorably impacted by reductions in average monthly lease prices in the United States and a decrease in the number of seats sold. Sales in the prior year included several large placements of Vegas Star® and Rapid Table Games® seats in Australia and Singapore at favorable margins.

Fiscal 2010 compared to Fiscal 2009

Revenue

Our revenue for fiscal 2010 increased $21.9 million over fiscal 2009, primarily due to the following:

•	Market expansion and favorable regulatory changes:
o	Opening of two casinos in Singapore drove increased sales revenue of $7.2 million and increased lease revenue of $2.7 million in our Utility, PTG and ETS segments;
o	Casino opening in the Philippines drove increased Utility lease revenue of approximately $0.8 million;
o
Regulatory changes in Pennsylvania and Delaware allowed for the placement of Utility and PTG products, driving increased lease revenues in those segments totaling approximately $1.4 million and increased sales revenue of approximately $5.8 million;

o	Regulatory changes in Florida allowed for the placement of Table Master® seats which led to increased ETS lease and sales revenue of approximately $1.3 million;
o	Favorable regulatory changes in certain Australian jurisdictions drove increased ETS sales revenue of approximately $12.0 million; and
o
The favorable regulatory changes in Pennsylvania and Delaware that drove new placements of Utility and PTG products were partially offset by the return of approximately 420 Table Master® seats previously leased in that market.  This resulted in a decrease in ETS lease revenue of approximately $1.6 million compared to the prior year.  We have begun to return these Table Master® seats to active service in other markets such as Latin America.

•	Increase in our leases and royalties revenue:
o	Driven primarily by increased Utility lease revenue due to a 22.2% increase in shuffler units on lease;
o	Increased PTG lease and royalty revenue due to a 15.9% increase in units on lease; and
o	Increased ETS lease revenue driven by a 4.0% increase in Rapid Table Games®, Table Master® and Vegas Star® seats on lease.

•	Increase in our sales and service revenue:
o	Increase most notably in our ETS segment driven by a 201.6% increase in sold seats; and
o	Increased Utility sales revenue due to a 5.2% increase in sold shuffler units.

•	Partially offset by a decrease in our EGM segment:
o	Decrease of $5.5 million in total revenue due primarily to a 22.1% decline in the number of sold units.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $9.2 million due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for fiscal 2010 increased 270 bps to 61.6% as compared to fiscal 2009, reflecting the following:

•	Increase segment margin performance:
o	ETS was favorably impacted by reduced amortization of intangible assets and by high margin sales of Rapid Table Games® and Vegas Star®;
o	Utility was favorably impacted by strong revenue growth overall and reduced amortization of intangible assets; and
o
EGM was favorably impacted by reduced amortization of intangible assets and reductions in materials and production costs due to value engineering and cost savings. A portion of the cost savings related to favorable foreign exchange fluctuations which may not be repeatable.

•	Partially offset by reduced PTG margins due to a write-off of certain tangible and intangible assets: and

•	Product mix:
o	Strong performance by our more profitable segments led to higher overall profitability.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Selling, general and administrative	$68,609	$66,817	$63,647	2.7%	5.0%
Percentage of revenue	30.1%	33.2%	35.5%

Research and development	$27,628	$21,811	$17,349	26.7%	25.7%
Percentage of revenue	12.2%	10.8%	9.7%

Total operating expenses	$96,237	$88,628	$80,996	8.6%	9.4%
Percentage of revenue	42.3%	44.0%	45.1%

Fiscal 2011 compared to Fiscal 2010

Selling, general & administrative (“SG&A”) expenses

SG&A expenses increased $1.8 million for fiscal 2011, as compared to fiscal 2010. This increase primarily reflects the following:

•	Sales and profit-driven compensation expense:
o	Increase of approximately $2.2 million in compensation and related expenses driven by improved revenue and profitability at our United States, Australian and Macau locations.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $2.5 million at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

•	Patents and trademark expenses:
o	Increase of approximately $1.7 million in trademark, copyright and patent expenses related to new products and expansion into new markets.

•	Office expense:
o	Increase in depreciation expense of approximately $1.5 million driven by improvements to our information technology infrastructure during the prior year.

These increases were offset by:

•	Legal settlement with Prime Table Games:
o
Decrease of approximately $2.2 million due to higher legal expenses incurred in the prior year period related to the effective settlement of the litigation. See Note 2 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information.

•	Severance costs:
o	Decrease of approximately $1.8 million, mainly due to severance costs related to the passing of our former CEO and the departure of a senior executive in the prior year period.

•	Professional fees:
o	Decrease of approximately $1.2 million due to higher legal expenses incurred in the prior year period related to the TableMAX litigation.

Research & development (“R&D”) expenses

R&D expenses increased $5.8 million for fiscal 2011, as compared to fiscal 2010. This increase primarily reflects the following:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $2.2 million at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

The following projects have been the focus of our R&D efforts during fiscal 2011:

•	EGM:
o	Expenses primarily related to expanding our range of EGM games for the new Equinox™ cabinet, as well as support of ongoing business growth, geographic expansion and demand for Equinox™.

•	ETS:
o
Expenses primarily related to the further development of the i-Table®, Rapid Table Games®, Table Master® and Vegas Star® products , including the development of proprietary titles for our i-Table®, the development of the i-Table Roulette™ and addition of multi-game to Rapid Table Games®.

•	Utility:
o	Expenses primarily related to development of the next generation utility products, the MD3™, the Deck Checker™, the Easy Chipper D™, as well as continuing development of our other Utility products.

•	PTG:
o
Expenses primarily related to ongoing enhancements to the successful progressive offering to our table game titles such as our Operator Wide Area Progressive, as well as ongoing development of new proprietary table games.

Fiscal 2010 compared to Fiscal 2009

SG&A expenses

SG&A increased $3.2 million in fiscal 2010 as compared to fiscal 2009.  This increase primarily reflects the following:

•	Legal settlement with Prime Table Games:
o
Increase in legal expenses of approximately $2.2 million which represents the fair value associated with the effective settlement of the litigation. See Note 2 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $2.7 million at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

•	Sales and profit-driven compensation:
o	Increase of approximately $1.2 million primarily driven by improved revenue and profitability at our United States and Australian locations.

•	Product compliance:
o	Increased costs of approximately $0.8 million associated with obtaining regulatory approval for our products in new jurisdictions.

•	Professional fees:
o
Increase in legal expenses of approximately $0.5 million. Corporate legal expenses increased as a result of higher legal expenses incurred on our TableMAX and Smart Shoes Inc. litigations offset by a reduction in costs related to the Elixir Gaming purchase and settlement agreement incurred during fiscal 2009.

The increases in SG&A expense were partially offset by the following decreases:

•	Severance costs:
o
Severance costs decreased approximately $4.2 million primarily due to the retirement of our former CEO and the departure of several senior executives in fiscal 2009 offset by severance costs incurred during fiscal 2010 due to the passing of our CEO and the departure of a senior executive.

R&D expenses

R&D expense increased $4.5 million in fiscal 2010 as compared to fiscal 2009.  This increase primarily reflects:

•	Impact of foreign currency fluctuations:
o	Net increases of approximately $2.0 million at our foreign subsidiaries due to the weakening of the U.S. dollar.

•	Increased R&D in our EGM segment.

The following projects have been the focus of our R&D efforts during fiscal 2010:

•	EGM
o	Expenses primarily related to development of the new Equinox™ cabinet; and
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox™ cabinet and to support ongoing business growth.

•	ETS
o	Expenses primarily related to the further development of the i-Table® and Rapid Table Games®, including the development of proprietary titles for our i-Table®.

•	Utility
o	Expenses primarily related to development of the next generation of our MD2® shuffler, the MD2CR®, as well as continuing development of our other Utility products.

DEPRECIATION AND AMORTIZATION EXPENSES

	Year Ended October 31,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)
Gross margin:
Depreciation	$11,024	$8,960	$7,312	23.0%	22.5%
Amortization	6,944	8,283	10,481	(16.2%)	(21.0%)
Total	17,968	17,243	17,793	4.2%	(3.1%)

Operating expenses:
Depreciation	4,039	2,916	2,632	38.5%	10.8%
Amortization	3,128	2,709	3,090	15.5%	(12.3%)
Total	7,167	5,625	5,722	27.4%	(1.7%)

Total:
Depreciation	15,063	11,876	9,944	26.8%	19.4%
Amortization	10,072	10,992	13,571	(8.4%)	(19.0%)
Total	$25,135	$22,868	$23,515	9.9%	(2.8%)

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Fiscal 2011 compared to Fiscal 2010

Total depreciation and amortization included in gross margin increased 4.2% in fiscal 2011, as compared to fiscal 2010. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 27.4% in fiscal 2011, as compared to fiscal 2010. Increased depreciation relates to additions of property, plant and equipment in the normal course of business and improvements to our information technology infrastructure during the prior year. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton.

Fiscal 2010 compared to Fiscal 2009

Total depreciation and amortization included in gross margin decreased 3.1%  in fiscal 2010 as compared to fiscal 2009.  Increased depreciation in gross margin is attributable to increases in leased assets.  Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives. Depreciation and amortization included in operating expenses decreased 1.7% in fiscal 2010 as compared to fiscal 2009. Amortization decreased as various intangible assets reached the end of their estimated useful lives. Increased depreciation related to additions of property, plant and equipment in the normal course of business.

The following table provides additional information regarding our non-operating expenses:

NON-OPERATING EXPENSES

Other income (expense), gain on early extinguishment of debt, net

	Year Ended October 31,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)
Other income (expense)
Interest income	$635	$577	$860	10.1%	(32.9%)
Interest expense	(2,636)	(4,015)	(6,047)	(34.3%)	(33.6%)
Other, net	(997)	282	731	(453.5%)	(61.4%)
Total other income (expense)	$(2,998)	$(3,156)	$(4,456)	(5.0%)	(29.2%)

Gain (loss) on early extinguishment of debt, net	$-	$(1,123)	$1,841	(100.0%)	(161.0%)

Fiscal 2011 compared to Fiscal 2010

Total other income (expense) decreased $0.2 million, or 5.0% in fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	A decrease in interest expense of $1.4 million in fiscal 2011 as compared to 2010, due to a decrease in total outstanding debt; and

•
An increase in net foreign currency loss of $1.2 million in fiscal 2011 as compared to 2010. This year over year change was primarily caused by fluctuations of the U.S. dollar versus the Australian dollar and the Euro during fiscal 2011.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

Fiscal 2010 compared to Fiscal 2009

Total other income (expense) decreased $1.3 million, or 29.2% in fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	Decrease in interest expense of $2.0 million in fiscal 2010 as compared to 2009, due to a decrease in total outstanding debt;

•
A decrease in net foreign currency gains of $0.5 million in fiscal 2010 as compared to 2009. This year over year change was primarily caused by fluctuations of the U.S. dollar versus the Australian dollar and the Euro during fiscal 2010.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts; and

•
Partially offset by a reduction in interest income of $0.3 million in fiscal 2010 as compared to fiscal 2009, due to a 20.5% reduction in the total amount of our investment in sales-type leases and notes receivable.

Loss on early extinguishment of debt, net of $1.1 million and gain on early extinguishment of debt, net of $1.8 million, relate to the following:

•
For fiscal 2010, debt issuance costs of $1.0 million related to our $100.0 million senior secured credit facility (“Deutsche Bank Senior Secured Credit Facility”) were charged off when the underlying facility was terminated in October 2010; and

•	Fiscal 2009 includes approximately $1.8 million related to the PGIC / IGT agreements entered into in January 2009.

INCOME TAXES

	Year Ended October 31,			Percentage Change
	2011	2010	2009	11 vs. 10	10 vs. 09
	(In thousands)

Income tax provision	$11,730	$7,980	$7,086	47.0%	12.6%

Effective tax rate	27.1%	25.7%	32.1%

Our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income (loss), changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties, as well as accumulated interest and penalties and other deductions.

Fiscal 2011 compared to Fiscal 2010

Income tax provision and the respective effective tax rate increased for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	Increase in worldwide pretax book income;

•	The changes in uncertain tax positions and related interest expense;

•	Mix of United States and foreign income (loss); and

•	Benefit reduction in foreign tax credits and interest expense.

Refer to the effective tax rate schedule in Note 13 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Fiscal 2010 compared to Fiscal 2009

Income tax provision and the respective effective tax rate decreased for fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	Mix of United States and foreign income (loss); and

•	The changes in uncertain tax positions.

SEGMENT BUSINESS INFORMATION

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, gross profit, gross margins and unit / seat placements. We believe that unit / seat placements is an important gauge of segment performance because it measures historical market placements of leased and sold units / seats and provides insight into potential markets for next-generation products and service. We do not present a cumulative installed base as previously sold units / seats may no longer be in use by our customers or may have been replaced by other models or products.

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

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Fiscal 2011 compared to Fiscal 2010

	Year Ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$42,141	$34,649	$7,492	21.6%
Sales - Shuffler	27,528	29,347	(1,819)	(6.2%)
Sales - Chipper	1,286	1,880	(594)	(31.6%)
Service	6,672	6,979	(307)	(4.4%)
Other	5,315	4,502	813	18.1%
Total sales and service	40,801	42,708	(1,907)	(4.5%)
Total Utility segment revenue	$82,942	$77,357	$5,585	7.2%

Utility segment gross profit	$49,973	$47,024	$2,949	6.3%
Utility segment gross margin	60.3%	60.8%

Utility segment operating income	$43,289	$40,233	$3,056	7.6%
Utility segment operating margin	52.2%	52.0%

Shuffler unit information:
Lease units, end of period (1)	7,617	6,821	796	11.7%
Average monthly lease price	$443	$412	$31	7.5%

Sold units during the period	1,750	2,100	(350)	(16.7%)
Average sales price	$15,730	$13,975	$1,755	12.6%

Chipper unit information:
Lease units, end of period (1)	219	186	33	17.7%

Sold units during the period	60	84	(24)	(28.6%)
Average sales price	$21,433	$22,381	$(948)	(4.2%)
(1) Certain unit information as of October 31, 2010 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue increased $5.6 million for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

●	A 21.6% increase in lease revenue:
o
An increase in the number of units on lease, driven primarily by our focus on leasing versus sales, and partly by new lease placements in Singapore and the Philippines in the prior year (prior year results only reflected a partial year of this revenue increase as units were placed into service). We are starting to see increased lease activity in international markets such as Asia and Latin America;

o	Placements of the newly introduced MD3™ shuffler accounted for the majority of our new lease placements during the third and fourth quarters of fiscal 2011; and
o	Lease placements in the United States continue to be enhanced by the Ace® shuffler upgrade initiative:
➢
The i-Deal® shuffler is our next generation upgrade for the Ace® specialty shuffler. As the Ace® reaches its end of life and replacements parts are no longer available, our strategy is to encourage our customers to upgrade the Ace® shufflers (both leased and sold) with the i-Deal® shuffler. Current year i-Deal® placements totaled approximately 470 units, leading to a net revenue increase of approximately $2.9 million.  As we have upgraded substantially all of the existing Ace® units in service, we expect the number of Ace® shuffler upgrades to decline.

●	A 18.1% increase in other revenue:
o	Driven primarily by increased sales of parts and peripherals as well as i-Shoe® Auto and i-Score™ products.

These increases were offset by:

•	A 6.2% decrease in shuffler sales revenue:
o
A decrease of 16.7% in the number of units sold, driven primarily by our strategic focus on leasing versus sales. The prior year period also included a large sale of shufflers related to the opening of a new casino in Singapore and sales of shufflers in Pennsylvania and Delaware due to favorable regulatory changes; and

o	Partially offset by a 12.6% increase in average sales price, driven primarily by increases on one2six® and MD3™ shufflers.

•	A 31.6% decrease in chipper sales revenue:
o	A decrease of 28.6% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	A 4.2% decrease in the average sales price of units sold. The prior year period included several sales of Chipmaster™ units, which have a higher average sales price than our Easy Chipper® units.

Utility gross profit increased 6.3% for fiscal 2011 as compared to fiscal 2010, due to the increases in total revenues as noted above. Utility operating margin was essentially unchanged for fiscal 2011 as compared to fiscal 2010.

Utility operating income increased 7.6% for fiscal 2011 as compared to fiscal 2010, due to the increases in total revenues as noted above.

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$34,649	$30,443	$4,206	13.8%
Sales - Shuffler	29,347	29,301	46	0.2%
Sales - Chipper	1,880	1,500	380	25.3%
Service	6,979	6,998	(19)	(0.3%)
Other	4,502	3,465	1,037	29.9%
Total sales and service	42,708	41,264	1,444	3.5%
Total Utility segment revenue	$77,357	$71,707	$5,650	7.9%

Utility segment gross profit	$47,024	$40,513	$6,511	16.1%
Utility segment gross margin	60.8%	56.5%

Utility segment operating income	$40,233	$32,742	$7,491	22.9%
Utility segment operating margin	52.0%	45.7%

Shuffler unit information:
Lease units, end of period (1)	6,821	5,584	1,237	22.2%
Average monthly lease price	$412	$450	$(38)	(8.4%)

Sold units during the period	2,100	1,997	103	5.2%
Average sales price	$13,975	$14,673	$(698)	(4.8%)

Chipper unit information:
Lease units, end of period (1)	186	34	152	447.1%

Sold units during the period	84	71	13	18.3%
Average sales price	$22,381	$21,127	$1,254	5.9%
(1) Certain unit information as of October 31, 2010 and 2009 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Utility segment revenue increased $5.7 million for fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	A 13.8% increase in lease revenue, in line with our focus on leasing:
o	An increase in the number of shuffler and chipper units on lease, driven primarily by new lease placements in Singapore and the Philippines; and
o	Lease placements in the United States continue to be enhanced by the Ace® shuffler replacement cycle;
➢
The i-Deal® shuffler is our next generation replacement for the Ace® specialty shuffler. As the Ace® reaches its end of life where we cannot provide replacement parts, our strategy is to encourage our customers to replace the Ace® shufflers (both leased and sold) with the i-Deal® shuffler. During fiscal 2010, Ace® replacements totaled approximately 1,100 units, which led to a net revenue increase of approximately $4.9 million.

•	Shuffler sales revenue was relatively flat year over year:
o
An increase of 5.2% in the number of units sold, driven primarily by placements of approximately 310 shufflers in Pennsylvania and Delaware during the third fiscal quarter 2010, due to favorable regulatory changes and the sale of approximately 240 shufflers in Singapore. These new placements during the prior year included MD2®, Deckmate®, and one2six® shufflers; and

o	Partially offset by a 4.8% reduction in average sales price, primarily the result of volume discounts related to the Pennsylvania placements.

•	A 25.3% increase in chipper sales revenue:
o	An increase of 18.3% in the number of units sold, primarily driven by stronger sales in the United States and Europe; and
o
A 5.9% increase in average sales price, driven by improved pricing in the United States and by increased sales of Chipmaster™ units in Europe. Chipmaster™ units have a higher average sales price than Easy Chipper® units.

•	A 29.9% increase in other revenue:
o	An increase in the number of sold i-Shoe® and i-Score™ units, primarily representing a large sale to a single customer during the first quarter 2010.

Utility gross profit increased 16.1% for fiscal 2010 as compared to fiscal 2009. Utility gross margin also increased 430 bps to 60.8% for fiscal 2010 as compared to fiscal 2009. The increase in gross profit and gross margin primarily relate to the following:

•	The overall increase in total revenue as noted above; and

•
Non-cash charges—a reduction of approximately $1.7 million in amortization expense associated with the one2six® shuffler and Easy Chipper C® as the underlying intangible assets approach the end of their estimated useful lives.

Utility operating income increased 22.9% for fiscal 2010 as compared to fiscal 2009.  Utility operating margin also increased 630 bps to 52.0% for fiscal 2010 as compared to fiscal 2009. The increases in operating income and operating margin primarily relate to the following:

•	The overall increases in sales revenues and gross profits as discussed above; and

•	A slight decrease in the amount of R&D expense associated with the Utility segment.

Proprietary Table Games Segment Operating Results

Fiscal 2011 compared to Fiscal 2010

	Year Ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$42,307	$37,427	$4,880	13.0%
Sales	1,255	2,541	(1,286)	(50.6%)
Service	115	148	(33)	(22.3%)
Other	309	314	(5)	(1.6%)
Total sales and service revenue	1,679	3,003	(1,324)	(44.1%)
Total PTG segment revenue	$43,986	$40,430	$3,556	8.8%

PTG segment gross profit	$35,370	$32,356	$3,014	9.3%
PTG segment gross margin	80.4%	80.0%

PTG segment operating income	$30,986	$27,880	$3,106	11.1%
PTG segment operating margin	70.4%	69.0%

PTG unit information:
Premium units, end of period (1)	2,495	2,380	115	4.8%
Side bet units, end of period (1)	2,011	1,806	205	11.4%
Progressive units, end of period (1)	860	580	280	48.3%
Add-on units, end of period (1)	245	133	112	84.2%
Total revenue generating lease base	5,611	4,899	712	14.5%

Average monthly lease/license price	$628	$637	$(9)	(1.4%)

Sold during the period	51	82	(31)	(37.8%)
Average sales price	$24,608	$30,988	$(6,380)	(20.6%)
(1) Certain unit information as of October 31, 2010 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue increased $3.6 million for fiscal 2011 as compared to fiscal 2010. The PTG segment revenue increase was primarily due to the following:

•	A 13.0% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Three Card Poker, Ultimate Texas Hold ‘Em®, Mississippi Stud® and Blackjack Switch®;
o	Increased placements of progressive units in the United States, primarily Dragon Bonus®, Fortune Pai Gow Poker Progressive® and Three Card Poker Progressive; and
o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $0.4 million.

•	Offset by a 50.6% decrease in PTG sales revenue:
o
Driven by a 37.8% decrease in sold units, driven primarily by our strategic focus on leasing versus sales strategy.  The prior year period included conversions of leased to sold lifetime licenses of premium table games in the United States, primarily Three Card Poker and Let it Ride Bonus®.

PTG gross profit increased 9.3% for fiscal 2011 as compared to fiscal 2010. PTG gross margin was relatively unchanged.  The increase in gross profit primarily related to the following:

•	The overall increase in total revenues; and

•	The prior year period included the write-off of certain intangible licenses and related equipment totaling approximately $0.5 million.

PTG operating income increased 11.1% in fiscal 2011 as compared to fiscal 2010. The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above.

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$37,427	$34,048	$3,379	9.9%
Sales	2,541	3,581	(1,040)	(29.0%)
Service	148	170	(22)	(12.9%)
Other	314	898	(584)	(65.0%)
Total sales and service revenue	3,003	4,649	(1,646)	(35.4%)
Total PTG segment revenue	$40,430	$38,697	$1,733	4.5%

PTG segment gross profit	$32,356	$32,079	$277	0.9%
PTG segment gross margin	80.0%	82.9%

PTG segment operating income	$27,880	$29,035	$(1,155)	(4.0%)
PTG segment operating margin	69.0%	75.0%

PTG unit information:
Premium units, end of period (1)	2,380	2,143	237	11.1%
Side bet units, end of period (1)	1,806	1,662	144	8.7%
Progressive units, end of period (1)	580	384	196	51.0%
Add-on units, end of period (1)	133	37	96	259.5%
Total revenue generating lease base	4,899	4,226	673	15.9%

Average monthly lease/license price	$637	$671	$(34)	(5.1%)

Sold during the period	82	165	(83)	(50.3%)
Average sales price	$30,988	$21,703	$9,285	42.8%
(1) Certain unit information as of October 31, 2010 and 2009 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue increased $1.7 million for fiscal 2010 as compared to fiscal 2009.  The PTG segment revenue increase was primarily due to the following:

•	A 9.9% increase in royalties and leases revenue, in line with our focus on licensing and leasing:
o
Increased placements of premium table games and progressive units in the United States, primarily Ultimate Texas Hold ‘Em® and Three Card Poker Progressive. These placements were largely driven by favorable regulatory changes in Pennsylvania and Delaware;

o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $0.4 million; and
o
Offset by a slight decrease in the average monthly lease / license price, driven by placements of progressives and add-ons. Progressives, add-ons and side bets have lower average lease price than premium titles.

The increase was partially offset by the following decreases:

•
A decrease of 29.0% in PTG sales revenue, driven by a 50.3% reduction in sales of premium table game lifetime licenses. The prior year results included two large conversions of leased units to sold units. The increase in average sales price primarily reflects changes in product mix: and

•	A 65.0% decrease in other revenue:
o	$0.6 million of revenue was included in fiscal 2009 from our Three Card Poker World Championship Tournament. No such tournament was held in fiscal 2010.

PTG gross profit was essentially constant year over year, although gross margin decreased 290 bps to 80.0% as compared to fiscal 2009. The decrease in gross margin primarily related to the following:

•	The write-off of certain intangible licenses and related equipment totaling approximately $0.5 million; and

•	Initial equipment and installation costs on the new side bet and progressive units.

PTG operating income decreased 4.0% year over year. The decrease in operating income primarily related to the following:

•
Increase in legal expenses of approximately $2.2 million related to settlement with Prime Table Games. See Note 15 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for more information; and

•	Offset by a reduction in the amount of fixed amortization of intangible assets related to the PTG segment.

Electronic Table Systems Segment Operating Results

Fiscal 2011 compared to Fiscal 2010

	Year Ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$13,559	$14,373	$(814)	(5.7%)
Sales	16,095	24,010	(7,915)	(33.0%)
Service	593	649	(56)	(8.6%)
Other	3,690	3,366	324	9.6%
Total sales and service revenue	20,378	28,025	(7,647)	(27.3%)
Total ETS segment revenue	$33,937	$42,398	$(8,461)	(20.0%)

ETS segment gross profit	$14,564	$21,580	$(7,016)	(32.5%)
ETS segment gross margin	42.9%	50.9%

ETS segment operating income	$2,301	$11,802	$(9,501)	(80.5%)
ETS segment operating margin	6.8%	27.8%

ETS unit information:

Rapids Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,318	2,137	181	8.5%
Average monthly lease price	$476	$557	$(81)	(14.5%)

Sold during the period	806	1,327	(521)	(39.3%)
Average sales price	$19,969	$18,093	$1,876	10.4%

i-Table®:
Lease units, end of period (1)	30	18	12	66.7%
(1) Certain unit information as of October 31, 2010 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue decreased $8.5 million for fiscal 2011 as compared to fiscal 2010. The decrease was primarily due to the following:

•	A 33.0% decrease in sales revenue:
o
Decrease of 44.7% in Vegas Star® and Rapid Table Games® seats sold in Australia, resulting in a net revenue reduction of approximately $6.4 million. Prior year revenues included large sales in Australia driven by favorable regulatory changes; and

o	Decrease of approximately $3.7 million in Rapid Table Games® sales revenue in Singapore. The prior year period included a large sale of Rapid Table Games® seats in Singapore.

●	A decrease of 5.7% in royalties and leases revenue:
o
A decrease of 14.5% in Rapid Table Games®, Vegas Star®  and Table Master®  average monthly lease price, driven primarily by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware in the prior year. This resulted in a decrease in ETS lease revenue of approximately $3.3 million during the fiscal 2011;

o
Although we have begun to return these Table Master® units to active service in other markets such as Latin America, the new placements are not yet generating average monthly lease prices equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices for Rapid Table Games®, Vegas Star® and Table Master® was partially offset by a 8.5% increase in seats on lease in the United States, driven primarily by Vegas Star® seats in New York in the current year and Table Master® seats in Florida, due to favorable regulatory changes in the prior year.

•	These decreases were partially offset by a 9.6% increase in other revenue, driven by increased sales of peripherals and conversion kits for installed products in Macau.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $1.3 million due to the exchange effect of a weakening U.S. dollar.

ETS gross profit decreased 32.5% for fiscal 2011 as compared to fiscal 2010.  ETS gross margin decreased 800 bps to 42.9% for fiscal 2011 as compared to fiscal 2010.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;

•	The Vegas Star® seats sold in Australia in the prior year were at substantially favorable margins compared to current year sales;

•
The unfavorable margin effect from the Table Master® seats removed from Pennsylvania and Delaware. The removed units were generating average monthly lease prices and margins among the highest in our lease installed base;

•	Depreciation on some newly-installed seats is proportionality higher than the revenues recognized on these seats; and

•
Partially offset by a decrease of approximately $0.5 million in amortization expense associated with Vegas Star® and Rapid Table Games® product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010.

ETS operating income decreased 80.5% for fiscal 2011 as compared to fiscal 2010. ETS operating margin decreased 2,100 bps for fiscal 2011 as compared to fiscal 2010. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$14,373	$11,730	$2,643	22.5%
Sales	24,010	8,326	15,684	188.4%
Service	649	509	140	27.5%
Other	3,366	1,777	1,589	89.4%
Total sales and service revenue	28,025	10,612	17,413	164.1%
Total ETS segment revenue	$42,398	$22,342	$20,056	89.8%

ETS segment gross profit	$21,580	$9,430	$12,150	128.8%
ETS segment gross margin	50.9%	42.2%

ETS segment operating income	$11,802	$3,427	$8,375	244.4%
ETS segment operating margin	27.8%	15.3%

ETS unit information:

Rapids Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,137	2,055	82	4.0%
Average monthly lease price	$557	$476	$81	17.0%

Sold during the period	1,327	440	887	201.6%
Average sales price	$18,093	$18,923	$(830)	(4.4%)

i-Table®:
Lease units, end of period (1)	18	-	18	-
(1) Certain unit information as of October 31, 2010 and 2009 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue increased $20.1 million for fiscal 2010 as compared to fiscal 2009. The increase was primarily due to the following:

•	A 188.4% increase in sales revenue:
o	Increase of 197.2% in Vegas Star® and Rapid Table Games® seats sold, resulting in ETS revenue of approximately $15.7 million;
➢
The sale of approximately 740 Vegas Star® and Rapid Table Games® seats, primarily to customers in Australia. These sales, totaling approximately $15.7 million, were driven primarily by favorable regulatory changes in certain Australian jurisdictions during the second fiscal quarter 2010; and

➢	The sale of approximately 370 Rapid Table Game seats to a single customer in Singapore during the second half of fiscal year 2010 drove increased revenue of approximately $4.1 million.
o
A 266.7% increase in sold Table Master® seats, primarily due to several large customers in the United States These sales were the result of the opening of new geographic jurisdictions, such as Florida, during the second fiscal quarter 2010; and

o	Partially offset by a 4.4% reduction in the average sales price caused primarily by changes in product mix.

•	A 22.5% increase in royalties and lease revenue:
o
An 4.0% increase in Rapid Table Games®, Vegas Star®  and Table Master® seats on lease, driven primarily by Table Master® seats in Florida due to favorable regulatory changes and by Rapid Table Games® seats in Singapore;

o	An increase of 17.0% in the average lease price for Rapid Table Games®, Vegas Star® and Table Master®, driven by the newly-placed Table Master® seats; and
o
The increase in royalties and lease revenue noted above was partially offset by the return of approximately 420 Table Master® seats previously leased in Pennsylvania and Delaware. This resulted in a decrease in ETS lease revenue of approximately $1.6 million during the second half of fiscal 2010.  We have begun to return these Table Master® seats to active service in other markets such as Latin America.

•	A 89.4% increase in parts and peripherals driven by a large sale of hardware combined with software conversion kits to a single customer during the second fiscal quarter of 2010.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $3.3 million due to the exchange effect of a weakening U.S. dollar.

ETS gross profit increased 128.8% for fiscal 2010 as compared to the prior year. ETS gross margin also increased 870 bps to 50.9% for fiscal 2010 as compared to the prior year.  These increases are due to the following:

•	Mix of revenue:
o	The significant increase in sales revenues which drove proportionate increases in gross profit;
o	The increase in lease revenues, which typically drive higher gross margins;
o	Improvements in average lease prices which also drove higher lease margins; and
o	The increased amount of parts and peripheral sales, which have a substantially higher margin than completed units.

•	Fixed amortization:
o
A reduction of approximately $1.1 million in amortization expense associated with Vegas Star® and Rapid Table Games® product lines as the underlying intangible assets became fully amortized during the first quarter of fiscal 2010.

ETS operating income increased 244.4% for fiscal 2010 as compared to the prior year.  ETS operating margin also increased 1,250 bps for fiscal 2010 as compared to the prior year.  These increases in both operating income and operating margin primarily related to the following:

•	The increases in gross profit and gross margin noted above; and

•	Offset partially by an increase in R&D costs associated with the ETS segment.

Electronic Gaming Machines Segment Operating Results

Fiscal 2011 compared to Fiscal 2010

	Year Ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$362	$269	$93	34.6%
Sales	61,483	33,284	28,199	84.7%
Service	100	23	77	334.8%
Other	4,961	7,541	(2,580)	(34.2%)
Total sales and service revenue	66,544	40,848	25,696	62.9%
Total EGM segment revenue	$66,906	$41,117	$25,789	62.7%

EGM segment gross profit	$42,648	$23,010	$19,638	85.3%
EGM segment gross margin	63.7%	56.0%

EGM segment operating income	$30,462	$14,690	$15,772	107.4%
EGM segment operating margin	45.5%	35.7%

EGM unit information:
Lease units, end of period (1)	133	45	88	195.6%

Sold during the period	3,305	2,135	1,170	54.8%
Average sales price	$18,603	$15,590	$3,013	19.3%
(1) Certain unit information as of October 31, 2010 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total EGM segment revenue increased $25.8 million for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	A 84.7% increase in sales revenue:
o	Driven by the 54.8% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox™ cabinet. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over our older-style EGM machines. Placements of Equinox™ units began in July 2010 and totaled approximately 3,100 units in the current period as compared to approximately 1,000 units sold in the prior year period;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox™ cabinet; and
o
The 19.3% increase in average sales price was partially due to foreign exchange effects. The average sales price in Australian dollars increased 5.6%, reflecting higher sales prices for Equinox™ units.

●	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $7.8 million due to the exchange effect of a weakening U.S. dollar.

●	A decrease of 34.2% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals. The prior year period included large sales of conversion kits.

EGM gross profit increased 85.3% for fiscal 2011 as compared to fiscal 2010. EGM gross margin increased 770 bps to 63.7% for fiscal 2011 as compared to fiscal 2010. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox™ cabinet;

•
Prior year sales were composed primarily of eStar™ cabinets, which had a higher production cost and lower margin than Equinox™. Current year sales are composed of approximately 93.0% Equinox™ cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox™ cabinet.

EGM operating income increased 107.4% for fiscal 2011 as compared to fiscal 2010. EGM operating margin also increased 980 bps for fiscal 2011 as compared to fiscal 2010. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above; and

•	Partially offset by increased R&D costs related to the development of the new Equinox™ cabinet and related game content.

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$269	$45	$224	497.8%
Sales	33,284	35,502	(2,218)	(6.2%)
Service	23	-	23	100.0%
Other	7,541	11,051	(3,510)	(31.8%)
Total sales and service revenue	40,848	46,553	(5,705)	(12.3%)
Total EGM segment revenue	$41,117	$46,598	$(5,481)	(11.8%)

EGM segment gross profit	$23,010	$23,643	$(633)	(2.7%)
EGM segment gross margin	56.0%	50.7%

EGM segment operating income	$14,690	$16,529	$(1,839)	(11.1%)
EGM segment operating margin	35.7%	35.5%

EGM unit information:
Lease units, end of period (1)	45	17	28	164.7%

Sold during the period	2,135	2,741	(606)	(22.1%)
Average sales price	$15,590	$12,952	$2,638	20.4%
(1) Certain unit information as of October 31, 2010 and 2009 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total EGM segment revenue decreased $5.5 million for fiscal 2010 as compared to fiscal 2009, primarily due to the following:

•	Impact of foreign exchange fluctuations:
o
Total revenue was positively impacted by approximately $5.3 million due to the exchange effect of a weakening U.S. dollar. Total revenue decreased approximately $10.8 million excluding the exchange effect.

•	A 6.2% decrease in sales revenue:
o	Driven by the 22.1% decrease in sold units;
o
The decrease in units sold is partly the result of the market’s anticipation of our new Equinox™ cabinet as customers postponed spending to receive the latest product.  Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over our older eStar™ machines.  Placements of Equinox™ units began in July 2010 and totaled approximately 1,000 units for fiscal 2010; and

o
The 20.4% increase in average sales price was primarily due to exchange effects; the average sales price in Australian dollars improved approximately 1.0% due to higher average sale prices on Equinox™. Our new Equinox™ cabinet carries a higher average sales price than our older eStar™ cabinet.

•
A 31.8% decrease in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals.  Fiscal 2009 included a large sale of hardware combined with software conversion kits to a single customer.

EGM gross profit decreased 2.7% for fiscal 2010 as compared to fiscal 2009. EGM gross margin increased 530 bps to 56.0% for fiscal 2010 as compared to the prior year. The decrease in gross profit primarily related to the following:

•	The decrease in EGM sales revenue as noted above.

The increase in gross margin primarily related to the following:

•	Reductions in materials and production costs due to value engineering and cost savings. A portion of the cost savings related to favorable foreign exchange fluctuations which may not be repeatable;

•	A reduction of approximately $0.6 million in royalty expense;

•	A reduction of approximately $0.3 million in amortization expense associated with EGM products as the underlying intangible assets became fully amortized in first quarter of fiscal 2010; and

•	The impact of a $0.2 million refund of previously assessed import duties in Australia, which is not expected to have a recurring impact.

EGM operating income decreased 11.1% for fiscal 2010 as compared to fiscal 2009. EGM operating margin increased 20 bps as compared to the prior year. The decrease in operating income primarily related to the following:

•	The decrease in EGM sales revenue as noted above.

The increase in operating margin primarily related to the following:

•	The same factors that led to gross margin improvements as noted above; and

•	Offset by increased R&D costs related to the development of the new Equinox™ cabinet.

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory, products leased and held for lease and sales-type leases and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for at least the next 12 months.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of October 31, 2011 was 0.53 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of October 31, 2011 was 0.50 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of October 31, 2011 was 34.60 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $17.5 million as of October 31, 2011 and $8.5 million as of October 31, 2010 for which we currently plan to reinvest.  We regularly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital

The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$22,189	$9,988	$12,201	122.2%
Working capital	$67,120	$58,628	$8,492	14.5%
Current ratio	2.8 : 1	2.2 : 1

CASH FLOW SUMMARY
Fiscal 2011 compared to Fiscal 2010

	Year Ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$63,969	$51,325	$12,644	24.6%
Net cash used in investing activities	(26,887)	(20,433)	6,454	31.6%
Net cash used in financing activities	(24,736)	(28,659)	(3,923)	(13.7%)
Effects of exchange rates	(145)	(85)	(60)	70.6%
Net change in cash and cash equivalents	$12,201	$2,148

Operating

Cash flow provided by operating activities increased $12.6 million for fiscal 2011 as compared to fiscal 2010, primarily due to following:

●	Stronger operating performance that led to an increase in net income of approximately $8.5 million;

●
An increase provided by inventory of approximately $3.1 million. As a result, inventory turns increased from 2.8 times as of October 31, 2010 to 3.5 times as of October 31, 2011.  We experienced reductions in our inventory balance as a result of a formal emphasis on inventory management to reduce manufacturing costs and strong revenue performance;

●
An increase in the change in customer deposits and deferred revenue of approximately $3.2 million, primarily due to prior year period balance which included the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted;

●
An increase in the change of accounts receivable and investment in sales-type leases and notes receivable of approximately $3.3 million. Average days sales outstanding (“DSO”) for the year ended October 31, 2011 decreased to approximately 69 days from approximately 75 days in the same prior year period, due primarily to more timely amounts being collected from customers; and

●
Offset by the decrease in the accrued liabilities change related to settlement of our class action lawsuits and shareholder derivative lawsuits that was offset by a decrease in other current assets representing payment to the beneficiaries, see Note 5 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information. The remaining decrease in accrued and other current liabilities is mainly due to the decrease in inventory purchases and settlement of pending litigation as of October 31, 2010 with Prime Table Games, see Note 2 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information.

Capital expenditures

Significant items included in cash flows related to capital expenditures are as follows:

	Year ended
	October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(16,596)	$(19,956)	$(3,360)	(16.8%)
Purchases of property and equipment	(3,530)	(5,293)	(1,763)	(33.3%)
Purchases of intangible assets	(6,818)	(2,404)	4,414	183.6%
Total capital expenditures	$(26,944)	$(27,653)

Investing

Cash used in investing activities increased $6.5 million for fiscal 2011 as compared to fiscal 2010, primarily due to following:

●
Increased cash used for the acquisition of a business of approximately $6.5 million related to the Newton acquisition, see Note 2 of our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information;

●
Increased cash used for purchases of intangible assets of approximately $4.4 million primarily related to the acquisition of intellectual property from Prime Table Games, see Note 2 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information; and

●	Offset by a decrease in payments for products leased and held for lease of approximately $3.4 million. The prior year purchases were primarily driven by the opening of two casinos in Singapore.

Financing

Cash used by financing activities decreased $3.9 million for fiscal 2011 compared to fiscal 2010, primarily due to following:

•
Net cash used for debt payments was approximately $28.1 million during the year ended October 31, 2011 as compared to approximately $27.0 million in the prior year.  Debt payments in the current year related to the Senior Secured Revolving Credit Facility.  In the prior year we entered into the Senior Secured Revolving Credit Facility and drew $65.4 million offset by repayment of the previous credit facility and the $65.0 million term loan facility(“Term loan”), both of which were satisfied and terminated by October 2010;

•	In the prior year we paid approximately $2.2 million in debt issuance costs associated with the Senior Secured Revolving Credit Facility, no such fees were paid in the current year; and

•	Increased proceeds from issuances of common stock, net of $2.0 million, as more options were exercised in the current year period compared to the prior year period.

Fiscal 2010 compared to Fiscal 2009

	Year Ended
	October 31,		Increase	Percentage
	2010	2009	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$51,325	$40,142	$11,183	27.9%
Net cash used in investing activities	(20,433)	(9,045)	11,388	125.9%
Net cash used in financing activities	(28,659)	(30,124)	(1,465)	(4.9%)
Effects of exchange rates	(85)	1,493	(1,578)	(105.7%)
Net change in cash and cash equivalents	$2,148	$2,466

Operating

Cash flows provided by operating activities increased $11.2 million year over year, primarily due to the following:

•	Strong operating performance led to an increase in net income of approximately $8.1 million;

•
An increase in cash provided by accounts payable, accrued liabilities, deferred revenue and customer deposits of approximately $16.2 million. This increase was primarily due to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits. See Note 5 to our Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for more information. The increase was offset by a net decrease in year-end compensation accruals as well as the recognition of revenue on a large transaction in fiscal 2010 for which revenue was deferred until regulatory approval was granted. Excluding the settlement, an increase in cash provided by accounts payable, accrued liabilities, deferred revenue and customer deposits was approximately $5.2 million;

•
The increase in accrued liabilities related to the settlement of our Class Action Lawsuits and Shareholder Derivative Suits was offset by an increase in other current assets representing reimbursements receivable under our D&O insurance policy;

•
A decrease in cash used for inventory of approximately $1.4 million, reflecting our efforts to optimize inventory levels. We intend to continue working to improve our operational efficiencies surrounding inventory management through continued value engineering of our more popular products. Inventory turns improved to 2.8 times as of October 31, 2010 from 2.7 times in the prior year;

•
Offset by a decrease in non-cash items of $2.6 million, to $25.0 million in fiscal 2010 from $27.6 million in fiscal 2009.  In fiscal 2010 and 2009, non-cash items primarily consisted of depreciation and amortization, share-based compensation, amortization of debt issuance costs, profit on sales of leased assets, loss (gain) on early extinguishment of debt and write-down for inventory obsolescence; and

•
An increase in accounts receivable of approximately $4.8 million was consistent with growth in sales. Average days sales outstanding DSO for fiscal 2010 improved to approximately 75 days in fiscal 2010 compared to 74 days in 2009.

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

Investing

Cash flows used for investing activities increased $11.4 million year over year, primarily due to the following:

•
Increased cash used for products leased and held for lease of approximately $8.0 million. This increase was primarily driven by the increase in ETS seats and shufflers on lease as well as seats / units expected to be placed;

•
Increase in cash used for purchases of property and equipment of approximately $4.1 million primarily related to internal systems improvements being implemented at each of our subsidiaries during fiscal 2010;

•	Offset by a decrease in cash used for purchases of intangible assets. Fiscal 2009 included acquisitions of intangible assets related to the Elixir purchase and settlement agreement; and

•	Offset by an increase in cash proceeds from the sale of leased assets of approximately $1.9 million. This increase was primarily driven by an increase in shuffler conversion sales during fiscal 2010.

Financing

Cash flows used in financing activities decreased $1.5 million, primarily due to the following:

•
During the year ended October 31, 2010, we entered into a Senior Secured Revolving Credit Facility and drew approximately $65.0 million. The funds were primarily used to repay in its entirety and close the Deutsche Bank Senior Secured Credit Facility and the Term loan. The Deutsche Bank Senior Secured Credit Facility and Term Loan were satisfied and terminated as of October 31, 2010; and

•
Cash used for debt payments was approximately $104.0 million during the year ended October 31, 2010 as compared to approximately $78.0 million in 2009. Debt payments in the current year primarily related to repayment of the Deutsche Bank Senior Secured Credit Facility and the Term Loan. Debt payments in fiscal 2009 primarily related to the repurchase of our contingent convertible senior notes, as discussed above, and payments on Deutsche Bank Senior Secured Credit Facility.

Indebtedness (See Note 7 of our Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K)

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:
•	the Federal Funds Rate plus .50%;

•	the prime commercial lending rate of the Administrative Agent, as defined; and

•	the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of October 31, 2011 was 2.25%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of October 31, 2011, the amount drawn under the Revolver was $37.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $162.6 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after October 29, 2015.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual obligations.  The following table summarizes our current and long-term liabilities, material obligations and commitments to make future payments under certain contracts, including current and long-term debt obligations, purchase commitments and operating leases.

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual obligations:

Debt
Senior Secured Revolving Credit Facility (1)	$37,446	$-	$-	$37,446	$-
Interest on the Senior Secured Revolving Credit Facility (2)	3,371	843	1,685	843	-
Newton Contingent Consideration (3)	1,378	-	-	318	1,060
Other Debt (4)	762	517	-	-	245

Other
Purchase commitments (5)	19,682	19,682	-	-	-
Operating leases (6)	7,316	2,922	3,040	968	386
Other (7)	2,833	1,224	471	336	802
Total contractual obligations	$72,788	$25,188	$5,196	$39,911	$2,493

1.
Represents the amount outstanding on our Senior Secured Revolving Credit Facility as of October 31, 2011.  The Senior Secured Revolving Credit Facility matures on, and no further borrowings may be made after, October 29, 2015.

2.
Represents interest based on original borrowing rate, LIBOR+200 bps, on the outstanding balance as of October 31, 2011, on the Senior Secured Revolving Credit Facility assuming no changes to such balance.

3.	Represents payment of liabilities assumed in connection with our purchase of Newton.

4.
Represents accumulated interest and liability payments in connection with our purchase of the Play Four Poker™ patent and trademark from Kings Gaming Inc. and contingent consideration in connection with our acquisition of Bet the Set “21” ®.

5.	Represents short-term open purchase orders with our vendors.

6.	Represents operating lease agreements for our Las Vegas headquarters, Australian facilities and other field service facilities.

7.	Represents other current and long term liabilities.

Liabilities related to uncertain tax position of $1.4 million were excluded from the table above, as we cannot reasonably determine the year in which our uncertain tax positions will be resolved. See Note 13 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(In thousands, except per share amounts)

2011
Revenue	$43,815	$59,883	$58,327	$65,746
Gross profit	29,168	36,094	36,222	41,071
Net income	4,804	7,946	9,126	9,714
Earnings per share:
Basic	0.09	0.15	0.17	0.18
Diluted	0.09	0.14	0.17	0.18

2010
Revenue	$40,336	$50,816	$51,547	$58,603
Gross profit	24,847	32,299	31,667	35,157
Net income	3,679	7,885	5,842	5,677
Earnings per share:
Basic	0.07	0.15	0.11	0.11
Diluted	0.07	0.15	0.11	0.10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk.  As of October 31, 2011, we had approximately $37.4 million of variable rate debt. Assuming a 1% change in the average interest rate as of October 31, 2011, our annual interest cost would change by approximately $0.4 million.

Foreign currency risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the fiscal years ended 2011, 2010 and 2009, were the Australian dollar and the Euro.  Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Shuffle Master, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Shuffle Master, Inc. and its subsidiaries at October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
January 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shuffle Master, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Shuffle Master, Inc. and subsidiaries (the “Company”) for the fiscal year ended October 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Shuffle Master, Inc. and subsidiaries for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2009 consolidated financial statements have been retrospectively adjusted for the adoption of new authoritative guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
January 14, 2010 (December 7, 2010 as to Note 1)

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Product leases and royalties	$98,369	$86,717	$76,231
Product sales and service	129,402	114,585	103,113
Other	-	-	83
Total revenue	227,771	201,302	179,427
Costs and expenses:
Cost of leases and royalties	34,089	28,008	24,559
Cost of sales and service	51,127	49,324	49,197
Gross profit	142,555	123,970	105,671
Selling, general and administrative	68,609	66,817	63,647
Research and development	27,628	21,811	17,349
Total costs and expenses	181,453	165,960	154,752

Income from operations	46,318	35,342	24,675

Other income (expense):
Interest income	635	577	860
Interest expense	(2,636)	(4,015)	(6,047)
Other, net	(997)	282	731
Total other income (expense)	(2,998)	(3,156)	(4,456)
Loss on early extinguishment of debt	-	(1,123)	1,841
Income from operations before tax	43,320	31,063	22,060
Income tax provision	11,730	7,980	7,086
Net income	$31,590	$23,083	$14,974

Basic earnings per share	$0.58	$0.43	$0.28
Diluted earnings per share	$0.57	$0.43	$0.28

Weighted average shares outstanding:
Basic	54,344	53,258	53,120
Diluted	54,997	54,199	53,449

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2011	2010
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,189	$9,988
Accounts receivable, net of allowance for bad debts of $402 and $466	42,915	41,176
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $44 and $71	1,804	1,806
Inventories	24,335	27,351
Prepaid income taxes	3,279	7,086
Deferred income taxes	4,911	5,091
Other current assets	4,291	14,969
Total current assets	103,724	107,467
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $5 and $42	3,704	1,104
Products leased and held for lease, net	35,196	31,975
Property and equipment, net	12,849	12,642
Intangible assets, net	66,517	64,144
Goodwill	85,392	75,932
Deferred income taxes	3,038	7,523
Other assets	2,467	3,173
Total assets	$312,887	$303,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,001	$7,013
Accrued liabilities and other current liabilities	21,135	34,762
Deferred income taxes	96	116
Customer deposits	3,407	2,973
Income tax payable	2,595	74
Deferred revenue	3,862	3,901
Current portion of long-term debt	508	-
Total current liabilities	36,604	48,839
Long-term debt, net of current portion	38,757	66,262
Other long-term liabilities	2,969	2,641
Deferred income taxes	942	70
Total liabilities	79,272	117,812
Commitments and Contingencies (See Note 15)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 54,196 and 53,650 shares issued and outstanding	542	536
Additional paid-in capital	114,306	108,705
Retained earnings	80,838	49,248
Accumulated other comprehensive income	37,929	27,659
Total shareholders' equity	233,615	186,148
Total liabilities and shareholders' equity	$312,887	$303,960

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Share-holders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
	(In thousands)
Balance, October 31, 2008	53,535	$535	$99,847	$11,191	$(8,210)	$103,363

Comprehensive Income:
Net Income (loss)	-	-	-	14,974	-	14,974
Currency translation	-	-	-	-	32,489	32,489
Total comprehensive income						47,463

Stock repurchased	(25)	-	(104)	-	-	(104)
Share-based compensation expense	-	-	6,480	-	-	6,480
Tax effect from share-based compensation	-	-	(1,108)	-	-	(1,108)
Effect of adopting ASC 470-20	-	-	(20)	-	-	(20)
Issuance of restricted stock	119	1	(1)	-	-	-
Other	(12)	-	-	-	-	-
Balance, October 31, 2009	53,617	$536	$105,094	$26,165	$24,279	$156,074

Comprehensive Income:
Net Income (loss)	-	-	-	23,083	-	23,083
Currency translation	-	-	-	-	3,380	3,380
Total comprehensive income						26,463

Stock repurchased	(8)	-	(63)	-	-	(63)
Options exercised	73	1	472	-	-	473
Share-based compensation expense	-	-	3,906	-	-	3,906
Tax effect from share-based compensation	-	-	(705)	-	-	(705)
Issuance of restricted stock	3	-	-	-	-	-
Other	(35)	(1)	1	-	-	-
Balance, October 31, 2010	53,650	$536	$108,705	$49,248	$27,659	$186,148

Comprehensive Income:
Net Income (loss)	-	-	-	31,590	-	31,590
Currency translation	-	-	-	-	10,270	10,270
Total comprehensive income						41,860

Options exercised	507	6	2,485	-	-	2,491
Share-based compensation expense	-	-	3,253	-	-	3,253
Tax effect from share-based compensation	-	-	(137)	-	-	(137)
Issuance of restricted stock	37	-	-	-	-	-
Other	2	-	-	-	-	-
Balance, October 31, 2011	54,196	$542	$114,306	$80,838	$37,929	$233,615

 See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$31,590	$23,083	$14,974
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	25,135	22,868	23,515
Amortization of debt issuance costs and debt discount	476	1,037	1,804
Loss (gain) on early extinguishment of debt	-	1,123	(1,841)
Share-based compensation	3,253	3,969	6,480
Provision for bad debts	159	541	301
Write-down for inventory obsolescence	1,065	1,019	1,523
Loss (gain) on sale of assets	360	(123)	110
Profit on sale of leased assets	(5,192)	(5,437)	(4,279)
Excess tax benefit from stock option exercises	(829)	(53)	-
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(1,349)	(4,620)	(1,053)
Inventories	2,277	(866)	(2,304)
Accounts payable and accrued liabilities	(16,400)	17,933	(3,069)
Customer deposits and deferred revenue	487	(2,688)	2,149
Income taxes	2,568	127	(23)
Deferred income taxes	5,566	3,344	11
Prepaid income taxes	3,828	(1,108)	2,111
Other current and non-current assets	10,975	(8,824)	(267)
Net cash provided by operating activities	63,969	51,325	40,142

Cash flows from investing activities:
Proceeds from sale and maturities of investments	-	-	3,050
Proceeds from sale of assets	82	142	82
Proceeds from sale of leased assets	7,402	8,332	6,400
Payments for products leased and held for lease	(16,596)	(19,956)	(11,990)
Purchases of property and equipment	(3,530)	(5,293)	(1,150)
Purchases of intangible assets	(6,818)	(2,404)	(4,493)
Acquisition of business	(6,499)	-	-
Other	(928)	(1,254)	(944)
Net cash used by investing activities	(26,887)	(20,433)	(9,045)

Cash flows from financing activities:
Proceeds from Revolver	16,500	65,445	-
Debt payments on Revolver	(44,500)	-	-
Proceeds from the Deutsche Bank Senior Secured Credit Facility	-	12,126	50,400
Payments on the Deutsche Bank Senior Secured Credit Facility	-	(40,125)	(38,400)
Payment on Term Loan	-	(64,350)	-
Payments on Contingent convertible senior notes	-	-	(40,095)
Payments on notes payable and other long-term debt	(55)	(61)	(1,925)
Proceeds from issuance of common stock, net	2,490	473	-
Debt issuance costs	-	(2,242)	-
Excess tax benefit from stock option exercises	829	53	-
Other	-	22	(104)
Net cash used by financing activities	(24,736)	(28,659)	(30,124)
Effect of exchange rate changes on cash	(145)	(85)	1,493
Net increase (decrease) in cash and cash equivalents	12,201	2,148	2,466
Cash and cash equivalents, beginning of year	9,988	7,840	5,374
Cash and cash equivalents, end of year	$22,189	$9,988	$7,840

 See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Non-cash Investing and Financing transactions:
Newton future consideration	$1,033	$-	$-
Recharacterization of prepaid royalty	$-	$-	$4,667

Cash paid (received) for:
Income taxes, net of refunds	$(461)	$6,110	$6,417
Interest	$2,063	$3,136	$4,358

See Notes to Consolidated Financial Statements

SHUFFLE MASTER, INC.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  Unless the context indicates otherwise, references to “Shuffle Master, Inc.,” “we,” “us,” “our” or the “Company,” includes Shuffle Master, Inc. and its consolidated subsidiaries.

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live games, side bets and progressives as well as our newly introduced i-Gaming, which features online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and Electronic Gaming Machines (“EGM”), which include video slot machines.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month operating lease. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in markets that are highly regulated. We manufacture our products at our headquarters and manufacturing facility in Las Vegas, Nevada, as well as at our headquarters and manufacturing facility in Milperra, New South Wales, Australia. In addition, we outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Asia.

Utility.  Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include automatic card shufflers and roulette chip sorters. This segment also includes our i-Shoe® Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score™ baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games, side bets, add-ons and progressives as well as our newly introduced i-Gaming products, which feature online versions of our table games, social gaming, and mobile applications.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker and blackjack table games and to electronic platforms such as Table Master® and i-Table®.

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

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  We offer a selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Cats Hats & Bats™, Eureka Gold Mine 2™, Emerald Fortunes™ and King of Babylon™. In addition, we continued to develop a popular range of games utilizing the Pink Panther™ brand, under license from MGM Resorts International (“MGM”) consumer products. In July 2010, we began initial deliveries of Equinox™, our newest EGM product. Equinox™ offers widescreen displays and substantially improved graphics and user interfaces over older-style EGM machines.

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

Use of estimates and assumptions. The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) revenue recognition including the assessment of collectability and multiple element arrangements; (2) allowance for doubtful accounts; (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names; (4) depreciable lives of assets; (5) useful lives and amortization of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; and (8) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Concentration of credit risk. Our financial instruments that have potential concentrations of credit risk include cash and cash equivalents, accounts receivable, investments in sales-type leases and notes receivable. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts. Accounts receivable, investments in sales-type leases and notes receivable have concentration of credit risk because they all relate to our customers in the gaming industry.  We generally grant customers credit terms for periods of 30 to 90 days or may grant extended credit terms, with interest at prevailing rates.  Notes receivable are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding and the ability to actually repossess the equipment may not always be undisputed or able to be effectively executed.

From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. As of October 31, 2011 and 2010, no customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2011, no customers exceeded 10% of our net investment in sales-type lease and notes receivable. As of October 31, 2010, two customers exceeded 10% of our net investment in sales-type lease and notes receivable. For the fiscal years ended 2011, 2010 and 2009, no individual customer accounted for more than 10% of consolidated revenue.

Inventories.  Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. We regularly review inventory quantities and update estimates for the net realizable value. This process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). Some of the factors involved in this analysis include the overall levels of our inventories, the current and projected sales levels for such products, the projected markets for such products, the costs required to sell the products, including refurbishment costs and importation costs for international shipments and the overall projected demand for products once the next generation of products are scheduled for release.

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of $1.1 million, $1.0 million and $1.5 million for fiscal years 2011, 2010 and 2009, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

Goodwill and other indefinite lived intangible assets. We do not renew or extend the term of our intangible assets. We review our goodwill for impairment annually in October or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the current year we adopted a new Accounting Standards Updates (“ASU”) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we will perform the a two-part impairment test.  In the first step, we would select a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our reporting units, which are the same as our operating segments.  These two methodologies would be weighted equally in determining fair values.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value is less than the book value, then we would perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We would record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

We review our indefinite lived intangible assets, which consist solely of tradenames, for impairment annually in October or when circumstances indicate that the carrying amount of the tradename may not be fully recoverable. We would record an impairment loss if the carrying amount of the indefinite lived intangible asset exceeds its estimated fair value.

Other intangible assets. Other intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. All of our significant other intangible assets have finite useful lives and are amortized as the economic benefits of the intangible asset are consumed or otherwise used up.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and intangible assets with indefinite useful lives, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  We would record an impairment loss if the carrying amount of the asset or asset group is not recoverable (as determined by undiscounted cash flows) and the carrying amount exceeds its estimated fair value.  For fiscal 2011, 2010 and 2009, we did not have any such impairment loss.

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

Revenues are reported net of incentive rebates and discounts. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met.

Product lease and royalty revenue — Lease and royalty revenue is earned from the leasing of our tangible products and the licensing of our intangible products, such as our proprietary table games. When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.   Lease and royalty revenue commences upon the completed installation of the product. Lease terms are generally cancellable with 30 days' notice.  We recognize revenue from our leases and licenses upon installation of our product on a month to month basis.

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 60 days or less.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. Products placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the product and all other relevant criteria have been met. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts, which are generally one year. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement. Our EGM, Table Master® and Vegas Star® products are recognized upon delivery and customer acceptance.

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  Most of our products and services qualify as separate units of accounting. When vendor specific objective evidence or third-party evidence is not available, the management's best estimate of selling price ("BESP") is the amount we would sell the product or service for individually. The determination of BESP is made based on our normal pricing and discounting practices, which consider multiple factors, such as market conditions, competitive landscape, internal costs and profit objectives. Revenues allocated to future performance obligations elements are deferred and will be recognized upon delivery and customer acceptance.

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

Share based compensation.  We measure and recognize all share-based compensation, including restricted shares and share-based awards to employees, under the fair value method.  We measure the fair value of share-based awards using the Black-Scholes model and restricted shares using the grant date fair value of the stock.

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

Contingencies. We assess our exposures to loss contingencies and provide for an exposure if it is judged to be probable and reasonably estimable. If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses, including legal fees, associated with contingencies are expensed when incurred.

Advertising costs. We expense advertising and promotional costs as incurred, which totaled approximately $3.0 million, $2.2 million and $1.9 million, for the fiscal years ended October 31, 2011, 2010 and 2009, respectively.

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

Cash and cash equivalents. Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts. Cash and cash equivalents at our foreign subsidiaries were $17.5 million as of October 31, 2011 and $8.5 million as of October 31, 2010 for which we currently plan to reinvest.  We regularly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

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

We evaluate the credit quality of the receivables and establish an allowance for doubtful accounts based primarily upon collection history, using a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, we utilize historic collection experience, where applicable, to establish an allowance for doubtful accounts receivable. A specific reserve is allocated when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts related to accounts receivable as of October 31, 2011 and October 31, 2010 was $0.4 million and $0.5 million, respectively. The allowance for doubtful accounts related to investment in sales-type leases and notes receivable as of October 31, 2011 and October 31, 2010 was approximately $0.05 million and $0.1 million, respectively.

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

Convertible debt instruments. Effective November 1, 2009, we adopted ASC 470-20, related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  The new guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. Even though we extinguished our contingent convertible senior notes (“Notes”) by May 2009, we were required to apply the new guidance retrospectively to our previously issued financial statements for the periods in which the Notes were outstanding. The new guidance requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest rate method; accretion is reported as a non-cash component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.

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

The retrospective impact of the adoption of ASC 470-20 on years prior to fiscal 2009 was an increase to additional paid-in capital of $16.5 million, a decrease to retained earnings of $11.1 million resulting in a net increase to shareholders’ equity of $5.5 million.  The effect of the adoption of ASC 470-20 on our statements of operations, and cash flows for fiscal 2009 is as follows:

	Prior to adoption of ASC 470-20	Impact of adoption of ASC 470-20	As Revised
(In thousands, except per share amounts)

INCOME STATEMENTS
For the Year Ended October 31, 2009
Interest expense	$(5,401)	$(646)	$(6,047)
Total other income (expense)	(3,810)	(646)	(4,456)
Gain on early extinguishment of debt	1,961	(120)	1,841
Income before tax	22,826	(766)	22,060
Income tax provision	7,367	(281)	7,086
Net income	15,459	(485)	14,974

Basic EPS	$0.29	$(0.01)	$0.28
Diluted EPS	$0.29	$(0.01)	$0.28

Basic weighted average shares outstanding	53,120	-	53,120
Diluted weighted average shares outstanding	53,449	-	53,449

STATEMENTS OF CASH FLOWS
For the Year Ended October 31, 2009
Operations
Net income	$15,459	$(485)	$14,974
Adjustments:
Amortization of debt issuance costs and debt discount	1,158	646	1,804
Gain on early extinguishment of debt	(1,961)	120	(1,841)
Deferred income taxes	260	(249)	11
Prepaid income taxes	2,143	(32)	2,111

Other recently adopted accounting standards.

Credit quality of financing receivables and the allowance for credit losses – As of November 1, 2011, we adopted accounting standards related to the disclosure about the credit quality of financing receivables and allowances for credit losses which addresses concerns about the sufficiency, transparency and other robustness of credit risk disclosures for financing receivables and the related allowance for credit losses. This update is designed to provide disclosures that enable a better understanding of:

1.	the nature of credit risk inherent in our portfolio of financing receivables;

2.	how credit risk is analyzed to determine the allowance for credit losses; and

3.	changes in and reasons for changes in the allowances for credit losses.

Goodwill impairment testing – In September 2011, Financial Accounting Standards Board (“FASB”) issued an ASU to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. During the fourth quarter 2011, we elected to early adopt this ASU.

Recently issued accounting standards or updates – not yet adopted

Fair value measurement disclosure – In May 2011, Financial Accounting Standards Board (“FASB”) issued an ASU on fair value measurement on how to measure fair value and on what disclosures to provide about fair value measurements. The ASU expands disclosure requirements particularly for Level 3 inputs to include the following:

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

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect it to have a material impact on our financial statements.

2. SIGNIFICANT TRANSACTIONS

Newton Shuffler LLC. On November 15, 2010, we entered into a purchase agreement and related agreements (the “Purchase Agreement”) with Newton Shuffler LLC and related parties (“Newton”) whereby we acquired substantially all of the intellectual property assets of Newton.  Under the terms of the Purchase Agreement, we paid Newton an upfront payment of $6.5 million.  The Purchase Agreement also calls for approximately $1.4 million to be paid over a 9 year period.  In connection with the Purchase Agreement, we also entered into non-competition agreements with Newton and the major owners of Newton for a period of 9 years.

We accounted for this acquisition as a business combination and allocated the total consideration of approximately $7.5 million to the assets acquired based on their fair values.  We recorded approximately $2.7 million to intangible assets which will be amortized on a straight line basis over a 9 year period.  The remaining amount of approximately $4.8 million was recorded to goodwill.  We also recorded a liability associated with future consideration of approximately $1.4 million due in non-interest bearing payments through 2019.  Upon acquisition, the balance of $1.0 million represented the discounted present value of the future payments, excluding imputed interest of approximately $0.4 million, using an effective interest rate of 4.2%. The Newton acquisition enhances our Utility segment by adding to our intellectual property portfolio and providing for further revenue opportunities.

Prime Table Games, LLC. On December 21, 2010, we entered into a license and release agreement (the “License and Release Agreement”) with Prime Table Games, LLC and related parties (collectively “Prime Table Games”) to settle existing litigation between the parties and to acquire intellectual property licenses related to our PTG segment. Total consideration paid by us was $5.5 million. Accordingly, we recorded a legal settlement charge of approximately $2.2 million for the year ended October 31, 2010, which represented the fair value associated with the effective settlement of the then existing litigation. The remaining $3.3 million was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

On December 21, 2010, we also entered into a remote gambling intellectual property transfer agreement (the “Remote Gambling Agreement”) in which we acquired licenses to the Three Card Poker Internet rights in the British Isles for $1.5 million. The acquired Internet rights include Internet gambling and gambling via cell phones, in addition to certain social media uses such as play-for-fun applications on the Internet.  The $1.5 million was recorded as intangible assets which will be amortized on a straight line basis over a 9 year period.

3. FINANCIAL INSTRUMENTS

Fair value disclosures of financial instruments. As discussed in Note 1, we utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of October 31, 2011 has been calculated based on market borrowing rates available as of October 31, 2011 for debt with similar terms and maturities. The fair value of our Revolver approximates the carrying value as of October 31, 2010 as we closed on the Senior Secured Revolving Credit Facility on October 29, 2010.   The following table provides the fair value measurement information about the Company’s long-term debt as of October 31, 2011.

	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value
	October 31, 2011	October 31, 2011	October 31, 2010	October 31, 2010	Hierarchy
	(In thousands)
Revolver	$37,446	$37,679	$65,445	$65,445	Level 2
Total	$37,446	$37,679	$65,445	$65,445

4. RECEIVABLES AND INVESTMENTS IN SALES-TYPE LEASES

	October 31,
	2011	2010
	(In thousands)
Accounts receivable, net:
Trade receivables	$43,317	$41,642
Less: allowance for bad debts	(402)	(466)
Total	$42,915	$41,176

	October 31,
	2011	2010
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$5,679	$3,367
Notes receivable - table game lifetime licenses	95	264
Sub-total sales-type leases and notes receivable	5,774	3,631

Less: interest sales-type leases	(56)	(217)
Less: deferred service revenue	(161)	(391)
Less: allowance for bad debts	(49)	(113)

Investment in sales-type leases and notes receivable, net	5,508	2,910

Less: current portion sales-type leases	(1,738)	(1,638)
Less: current portion notes receivable - table game licenses	(66)	(168)

Long-term portion investment in sales-type leases and notes receivable	$3,704	$1,104

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

 Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

	October 31,
	2012	2013	2014	Total
	(In thousands)
Investment in sales-type leases
and notes receivable, net:
Future sales-type lease payments	$1,978	$2,626	$1,075	$5,679
Notes receivable - table game licenses	72	23	-	95
Sub-total sales-type leases
and notes receivable	2,050	2,649	1,075	5,774

Less: interest sales-type leases	(53)	(3)	-	(56)
Less: deferred service revenue	(149)	(12)	-	(161)
Less: allowance for bad debts	(44)	(5)	-	(49)
Investment in sales-type leases
and notes receivable, net	$1,804	$2,629	$1,075	$5,508

5. OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	October 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials and component parts	$12,984	$17,322
Work-in-process	3,947	5,325
Finished goods	7,404	4,704
Total	$24,335	$27,351

	October 31,
	2011	2010
	(In thousands)
Products leased and held for lease:
Utility	$47,073	$41,262
Less: accumulated depreciation	(29,891)	(24,439)
Utility, net	17,182	16,823

Proprietary Table Games	6,158	3,997
Less: accumulated depreciation	(2,496)	(2,059)
Proprietary Table Games, net	3,662	1,938

Electronic Table Systems	28,749	25,437
Less: accumulated depreciation	(15,571)	(12,223)
Electronic Table Systems, net	13,178	13,214

Electronic Gaming Machines	1,266	-
Less: accumulated depreciation	(92)	-
Electronic Gaming Machines, net	1,174	-

Total, net	$35,196	$31,975

		October 31,
	Useful lives	2011	2010
	(In years)	(In thousands)
Property and equipment:
Office furniture and computer equipment	3 - 5	$11,626	$10,001
Less: accumulated depreciation		(7,628)	(7,085)
Property and equipment, net		3,998	2,916

Leasehold improvements:	2	5,806	6,476
Less: accumulated depreciation		(3,844)	(3,374)
Leasehold Improvements, net		1,962	3,102

Production equipment and other:	5	12,604	12,129
Less: accumulated depreciation		(5,715)	(5,505)
Production equipment and other, net		6,889	6,624

Total, net		$12,849	$12,642

	October 31,
	2011	2010
	(In thousands)
Other current assets:
Prepaid expenses	$2,302	$2,483
Insurance receivable	27	10,840
Other receivables	1,244	845
Other	718	801
Total	$4,291	$14,969

Insurance receivables of $0.03 million and $10.8 million as of October 31, 2011 and 2010, respectively, related to the settlement of our class action lawsuits discussed in Note 15 and the shareholder derivative lawsuits. In February and May 2010, we entered into settlement agreements to settle the class action lawsuits and shareholder derivative lawsuits for $13.0 million and $1.0 million, respectively. Under our Directors and Officers (“D&O”) insurance policy, the settlement amounts totaling $14.0 million are fully insured and reimbursable and our D&O insurance carriers paid the monetary settlement in full. In accordance with court instructions, the remaining amount will be paid to beneficiaries as it is approved for payment by the court.

	October 31,
	2011	2010
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued compensation	$13,932	$13,148
Accrued taxes	2,124	1,896
Accrued legal fees	605	11,376
Other accrued liabilities	4,474	8,342
Total	$21,135	$34,762

The decrease in other accrued liabilities primarily related to the settlement of the litigation with Prime Table Games described in Note 2.  The decrease in accrued legal fees is due to payment to the beneficiaries of the class action lawsuits and shareholder derivative lawsuits described above.

6. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expense was $10.1 million, $11.0 million and $13.6 million for fiscal 2011, 2010 and 2009, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following as of October 31:

	Weighted Average	October 31,
	Useful Life	2011	2010
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$68,999	$64,344
Less: accumulated amortization		(52,145)	(46,925)
		16,854	17,419
Customer relationships	10 years	25,688	24,299
Less: accumulated amortization		(12,829)	(9,563)
		12,859	14,736
Licenses and other	6 years	18,925	13,328
Less: accumulated amortization		(7,581)	(4,667)
		11,344	8,661

Total		$41,057	$40,816

Changes in intangible assets relate primarily to foreign currency translation adjustments and Prime Table Games acquisition and Newton acquisition.

Estimated amortization expense related to recorded finite lived intangible assets is as follows:

Year ending October 31,	(In thousands)
2012	$8,738
2013	7,767
2014	6,128
2015	5,924
2016	4,604
Thereafter	7,896
$41,057

Tradenames.  Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized and were $25.5 million and $23.3 million as of October 31, 2011 and 2010, respectively and are subject to an annual impairment analysis. The changes in balances are only related to foreign currency translation adjustments.

In October 2011, we performed our annual impairment analysis of our indefinite lived Stargames and CARD tradenames.  We utilized the income approach valuation technique to estimate the fair values of the Stargames and CARD tradenames and compared those estimates to related carrying values. The fair values of the tradenames were derived based upon discounted future cash flows dependent on a number of critical management assumptions including estimates of revenue growth, expected economic asset life and hypothetical royalty and discount rates. As of October 31, 2011 and 2010, based upon the results of the analysis, we determined that the implied fair values of the Stargames and CARD tradenames exceeded their carrying values and were not impaired.

Goodwill.  All of our goodwill originated from the acquisitions of foreign subsidiaries, acquisition of subsidiaries and other acquisitions accounted for in accordance with business combination guidance.  Goodwill has been allocated to the reporting units upon acquisition. Changes in the carrying amount of goodwill as of October 31, 2011, are as follows:

Activity by Segment As Of And For The Years		Proprietary	Electronic	Electronic
Ended October 31,	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
2010

Goodwill	$44,135	$8,317	$33,268	$11,079	$96,799
Accumulated impairments	-	-	(22,137)	-	(22,137)
	44,135	8,317	11,131	11,079	74,662
Foreign currency translation adjustment	(1,820)	-	920	916	16
Other	245	1,009	-	-	1,254
	$42,560	$9,326	$12,051	$11,995	$75,932

2011
Goodwill	$42,560	$9,326	$34,188	$11,995	$98,069
Accumulated impairments	-	-	(22,137)	-	(22,137)
	42,560	9,326	12,051	11,995	75,932
Foreign currency translation adjustment	1,459	-	1,140	1,135	3,734
Acquisition	4,799	-	-	-	4,799
Other	-	927	-	-	927
	$48,818	$10,253	$13,191	$13,130	$85,392

We performed our annual goodwill impairment analysis in October 2011 in accordance with the new ASU on goodwill impairment.  This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than their carrying amounts.  The impairment analysis involves an assessment of certain factors including, but not limited to, the results of the prior year fair value calculation, the movement of the company’s share price and market capitalization, overall financial performance, and macro-economic and industry conditions.  This assessment includes the determination of the likely effect of each factor on the fair value of each reporting unit. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Based on our annual goodwill impairment analysis, there were no goodwill impairments as of October 31, 2011, 2010 and 2009.

Approximately $0.9 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004. In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs. During fiscal 2011, we paid amounts in excess of the remaining liability associated with the contingent consideration originally recorded as part of the acquisition. The excess amount of approximately $0.9 million was recorded as an increase to goodwill.

7. DEBT

Debt consisted of the following:

	October 31,
	2011	2010
	(In thousands)
Revolver	$37,446	$65,445
Newton future consideration	1,066	-
Other long term debt	753	817
Total debt	39,265	66,262
Less: current portion	(508)	-
Total long-term debt	$38,757	$66,262

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a new senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

•	the Federal Funds Rate plus .50%;

•	the prime commercial lending rate of the Administrative Agent, as defined; and

•	the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of October 31, 2011 was 2.25%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of October 31, 2011, the amount drawn under the Revolver was $37.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $162.6 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after, October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of October 31, 2011, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.53 to 1.0, 0.50 to 1.0 and 34.60 to 1.0, respectively

The Senior Secured Revolving Credit Facility also contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•	Incurrence of indebtedness;

•	Granting of incurrence of liens;

•	Asset dispositions

•	Mergers, acquisitions;

•	Investments;

•	Distributions, redemptions;

•	Change in business;

•	Payments of indebtedness;

•	Adopt or institute pension plan;

•	Transactions with affiliates;

•	Accounting changes;

•	Rate contracts;

•	Amendment of material documents;

•	Restrictive agreements;

•	Joint ventures;

•	Investments by the loan parties in each other

•	Deposit accounts; and

•	Capital expenditures.

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

Newton future consideration.  In connection with our acquisition of Newton on November 15, 2010, we recorded a liability associated with future consideration of approximately $1.4 million due in non-interest bearing payments through 2019.  Upon acquisition, the balance of $1.0 million represented the discounted present value of the future payments, excluding imputed interest of approximately $0.4 million, using an effective interest rate of 4.2%.

Bet Technology Inc. (“BTI”) liabilities. In connection with our acquisition of certain assets from BTI in February 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million. The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and therefore no outstanding balance existed as of October 31, 2011 and 2010. As of October 31, 2011, we paid approximately $10.5 million of the $12.0 million maximum amount since February 2004.

Debt issuance costs. Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method. Amortization of debt issuance costs were $0.5 million, $1.0 million and $1.1 million in fiscal 2011, 2010 and 2009, respectively. The unamortized debt issuance costs were $1.9 million and $2.3 million as of October 31, 2011 and 2010, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a period of 4.0 years.

Maturities of Debt

Maturities of our debt for the five fiscal years ending subsequent to October 31, 2011 are as follows:

October 31,	(In thousands)
2012	$508
2013	-
2014	-
2015	37,446
2016	318
Thereafter	993
$39,265

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

The 2004 Plan provides for the grants of Awards to our officers, other employees and contractors. The maximum number of Awards which may be granted is 2.7 million of which no more than 1.9 million may be granted as restricted stock. The 2004 Directors’ Plan provides for the grants of Awards to our non-employee directors. The maximum number of Awards which may be granted is 1.1 million of which no more than 0.8 million may be granted as restricted stock.

In January 2009, our board of directors adopted and, in March 2009, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (as amended and restated on January 28, 2009) (the “Amended 2004 Plan”). The Amended 2004 Plan increased the number of shares available for issuance in addition to other related technical changes. Subject to the Amended 2004 Plan, the aggregate number of shares that may be granted under the Amended 2004 Plan may not exceed 5.2 million shares of which no more than 2.6 million shares may be granted as restricted stock.

As of October 31, 2011, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 1.6 million and 0.2 million shares available for grant, respectively.

A summary of option activity under shared-based incentive awards for fiscal 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2010	4,840	$13.56
Granted	561	10.83
Exercised	(507)	4.91
Forfeited or expired	(256)	15.95

Outstanding at October 31, 2011	4,638	$14.04	5.1	$7,209

Fully vested and expected to vest at October 31, 2011	4,616	$14.10	5.1	$7,171

Exercisable at October 31, 2011	3,467	$15.89	4.0	$4,624

The weighted average grant date fair value of stock options granted during the years ended October 31, 2011, 2010 and 2009, was $5.64, $4.11 and $2.21, respectively. The total intrinsic value of the stock options exercised for the years ended October 31, 2011, 2010 and 2009, was $2.8 million, $0.2 million and $0, respectively.

During fiscal 2011, 0.5 million and during fiscal 2010, 0.1 million options were exercised. During fiscal 2009, there were no stock options exercised. For fiscal 2011 and 2010, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of October 31, 2011, there was a total of $3.4 million of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.7 years.

During the fiscal years ended 2011, 2010 and 2009, we granted 0.6 million, 0.7 million and 1.2 million stock options, respectively, with a grant date fair value of $3.2 million, $2.9 million and $2.5 million, respectively. Included in fiscal 2009 grants is inducement grants of 0.4 million stock options granted to our Chief Executive Officer and Chief Financial Officer. These inducement awards were granted in reliance on The NASDAQ Stock Market Rule 435(i)(1)(A)(iv).

A summary of activity related to restricted stock for the year ended October 31, 2011 is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2010	356	$16.25
Granted	339	11.18
Vested	(261)	19.35
Forfeited	(40)	9.32

Nonvested at October 31, 2011	394	$10.53	1.42	$4,176

Expected to vest	381	$10.52	1.38	$4,038

During the fiscal years ended 2011, 2010 and 2009, we issued 0.3 million, 0.07 million and 0.1 million shares of restricted stock, respectively, with an aggregate fair value of $3.8 million, $0.5 million and $0.5 million, respectively. The weighted average grant date fair value of non-vested shares granted during the years ended October 31, 2011, 2010 and 2009 was $11.18, $16.25 and $19.55, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of October 31, 2011, there was $2.8 million of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized for the years ended October 31:

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Compensation costs:
Stock options	$1,995	$3,080	$2,909
Restricted stock	1,258	889	3,571
Total compensation cost	$3,253	$3,969	$6,480
Related tax benefit	$(1,100)	$(1,285)	$(2,206)

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. Expected volatility is based on a combination of implied and historical factors related to our common stock. Expected term represents the estimated weighted-average time between grant date and its exercise date and is based on historical factors. Expected dividend yield is based on our expectation that dividends will not be paid within the average expected life of existing options. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term.

We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

	Year ended October 31,
	2011	2010	2009
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	64.7%	67.7%	68.9%
Risk-free interest rate	1.7%	2.1%	1.7%
Expected term	4.4 years	4.4 years	4.4 years

9. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows:

	Year Ended October 31,
	2011	2010	2009
	(In thousands, except per share amount)

Net income available to common shares	$31,590	$23,083	$14,974

Basic:
Weighted average shares	54,344	53,258	53,120

Diluted:
Weighted average shares, basic	54,344	53,258	53,120
Dilutive effect of options and restricted stock	653	941	329
Weighted average shares, diluted	54,997	54,199	53,449

Basic earnings per share	$0.58	$0.43	$0.28
Diluted earnings per share	$0.57	$0.43	$0.28

Weighted average anti-dilutive shares excluded
from diluted EPS	3,368	3,237	5,432

10. SHAREHOLDERS’ EQUITY

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of October 31, 2011, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased in fiscal 2011.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchase when there are anomalies in the value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax effect from stock option exercises.  For fiscal 2011 and 2010, the tax effect/benefit from stock option exercises affected our deferred tax asset and income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. For fiscal 2009, there were no income tax benefits from stock options exercised.

11. EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.  We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers United States employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. For fiscal 2011, 2010 and 2009, we elected to make matching contributions of 50% of employee contributions up to 6% of compensation, which was $0.5 million for each of fiscal 2011, 2010 and 2009.

Austrian pension commitments. In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements for fiscal 2011, 2010 and 2009 were $0.08 million, $0.07 million and $0.08 million, respectively.

12. OTHER INCOME (EXPENSE) AND GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Other income (expense):
Interest income	$635	$577	$860
Interest expense	(2,636)	(4,015)	(6,047)
Other, net	(997)	282	731
Total other income (expense)	$(2,998)	$(3,156)	$(4,456)

Gain (loss) on early extinguishment of debt	$-	$(1,123)	$1,841

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand. Interest expense for fiscal 2011 primarily relates to interest on our Revolver. Interest expense for fiscal 2010 and 2009 primarily relates to interest on our Deutsche Bank Senior Secured Credit Facility and Term Loan. For fiscal 2011, amortization of debt issuance costs of $0.5 million related to our Revolver.  For fiscal 2010, amortization of debt issuance costs of $1.0 million related to our Deutsche Bank Senior Secured Credit Facility and for fiscal 2009, amortization of debt issue costs of $1.1 million related to Deutsche Bank Senior Secured Credit Facility and our Term Loan.

Other, net primarily relates to foreign currency gains or losses caused by fluctuations of the U.S. dollar, the Euro and the Australian dollar. Net foreign currency loss of $0.9 million in fiscal 2011 and net foreign currency gain of $0.3 million and $0.8 million were recognized in 2010 and 2009, respectively. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

Loss on early extinguishment of debt for fiscal 2010 consisted of debt issuance costs of $1.1 million related to Deutsche Bank Senior Secured Credit Facility were charged off when the underlying facility was terminated.

Gain on early extinguishment of debt for fiscal 2009 related to agreements entered into with PGIC/IGT of $1.8 million and the gain realized from the early extinguishment of our Notes of $0.04 million. We wrote-off the net book value of approximately $0.2 million related to the covenants not to compete between us and PGIC. In addition, the prepaid royalty related to the Software Distribution License Agreement was re-characterized as a lifetime license to be amortized over a 10 year life. The acquired SMI Patents were fair valued at $0.5 million.  The remaining discounted minimum consideration due under the Purchase Agreement of approximately $2.2 million was relieved resulting in a net gain on early extinguishment of $1.8 million.

13. INCOME TAXES

The following is a summary of income before taxes of the United States and foreign operations for the fiscal years ended October 31:

	Year Ended October 31,
	2011	2010	2009
	(In thousands)

US	$22,885	$19,060	$19,007
Foreign	20,435	12,003	3,053
Total	43,320	31,063	22,060

The components of the provision for income taxes from continuing operations were as follows for the years ended October 31:

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$1,845	$1,529	$6,590
State	729	1,062	1,157
Foreign	3,290	960	567
	5,864	3,551	8,314
Deferred:
Federal	3,693	2,304	(2,254)
State	(84)	(84)	(67)
Foreign	2,257	2,209	1,093
	5,866	4,429	(1,228)
Total	$11,730	$7,980	$7,086

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended October 31:

	Year Ended October 31,
	2011	2010	2009

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	1.8%	2.3%	1.9%
Foreign and U.S. tax rate differential	(2.7%)	(2.8%)	1.2%
Interest expense	(2.5%)	(3.1%)	(3.8%)
Foreign dividend inclusion	0.0%	0.0%	2.1%
Tax credits	(5.0%)	(5.5%)	(6.6%)
Withholding tax	1.6%	2.7%	2.7%
Change in liability for uncertain tax positions	0.2%	(2.8%)	(0.5%)
Other	(1.3%)	(0.1%)	0.1%
Effective tax rate	27.1%	25.7%	32.1%

Deferred tax assets and liabilities consisted of the following as of October 31:

	Year Ended October 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Inventories	$2,341	$2,358
Employee benefits	2,530	2,366
Stock-based compensation	4,848	5,301
Fixed assets	1,334	1,498
Foreign net operating loss carryforward	4,990	6,917
Intangible assets	4,371	4,883
Other	2,929	3,223
Total gross deferred tax assets	23,343	26,546
Less: valuation allowance	(1,334)	(1,526)
Deferred tax assets	22,009	25,020

Deferred tax liabilities:
Intangible assets	6,720	5,668
Inventories	394	1,071
Fixed assets	7,053	4,435
Employee benefits	547	820
Other	384	598
Total gross deferred tax liabilities	15,098	12,592

Net deferred tax assets	$6,911	$12,428

We have income tax net operating loss carryforwards related to our international operations of approximately $19.4 million which have an indefinite life.  As of October 31, 2011and 2010 there were valuation allowances of $1.3 million and $1.5 million, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition.

We have not provided the United States federal income tax on $19.1 million of undistributed earnings of our foreign subsidiaries.  We intend to permanently reinvest such earnings outside the United States.  Upon distribution of these earnings in the form of dividends or capital gains, we would be subject to the United States income tax net of applicable foreign tax credits. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.  Determination of the amount of unrecognized deferred the United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$1,124	$1,322	$1,484
Increases related to prior year tax positions	37	631	18
Decreases related to prior year tax positions		-	(22)
Increases related to current year tax positions	103	54	100
Reductions for settlements with taxing authorities		-	(258)
Reductions due to lapse of statutes of limitations	(64)	(883)	-
Balance at year end	$1,200	$1,124	$1,322

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million and $0.5 million as of October 31, 2011 and 2010, respectively. No significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

We have a policy of recognizing interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and within the related tax liability line in the consolidated balance sheet.  For the year ended October 31, 2011, we recognized an expense of $0.04 million related to interest and penalties in our consolidated statement of operations.  For the year ended October 31, 2010, we recognized a benefit of $0.1 million related to interest and penalties in our consolidated statement of operations.  Our total accrued interest and penalties as of October 31, 2011 and 2010 is $0.2 million and $0.1 million, respectively.

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

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	Year Ended October 31,
	2011	2010	2009
	(In thousands)
Revenue:
Utility	$82,942	$77,357	$71,707
Proprietary Table Games	43,986	40,430	38,697
Electronic Table Systems	33,937	42,398	22,342
Electronic Gaming Machines	66,906	41,117	46,598
Unallocated Corporate	-	-	83
	$227,771	$201,302	$179,427
Gross profit (loss):
Utility	$49,973	$47,024	$40,513
Proprietary Table Games	35,370	32,356	32,079
Electronic Table Systems	14,564	21,580	9,430
Electronic Gaming Machines	42,648	23,010	23,643
Unallocated Corporate	-	-	6
	$142,555	$123,970	$105,671
Operating income (loss):
Utility	$43,289	$40,233	$32,742
Proprietary Table Games	30,986	27,880	29,035
Electronic Table Systems	2,301	11,802	3,427
Electronic Gaming Machines	30,462	14,690	16,529
Unallocated Corporate	(60,720)	(59,263)	(57,058)
	$46,318	$35,342	$24,675
Depreciation and amortization:
Utility	$8,312	$7,924	$8,997
Proprietary Table Games	5,653	6,390	4,836
Electronic Table Systems	7,000	5,599	6,715
Electronic Gaming Machines	357	144	840
Unallocated Corporate	3,813	2,811	2,127
	$25,135	$22,868	$23,515
Capital expenditures:
Utility	$7,917	$12,426	$6,889
Proprietary Table Games	7,749	1,492	1,469
Electronic Table Systems	6,802	8,470	7,836
Electronic Gaming Machines	1,266	-	24
Unallocated Corporate	3,210	5,265	1,415
	$26,944	$27,653	$17,633
Assets, end of year:
Utility	$101,826	$109,549	$113,994
Proprietary Table Games	55,639	52,667	52,722
Electronic Table Systems	70,051	71,081	51,003
Electronic Gaming Machines	44,234	37,773	41,468
Unallocated Corporate	41,137	32,890	26,282
	$312,887	$303,960	$285,469

Certain information for the years ended October 31, 2009 above has been reclassified to conform to the current presentation.

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2011, 2010 and 2009, sales to customers outside the United States accounted for 56%, 51% and 50% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	Year Ended October 31,
	2011		2010		2009
	(In thousands)
Revenue:
United States	$100,959	44.3%	$98,886	49.1%	$89,073	49.7%
Canada	7,733	3.4%	8,032	4.0%	9,754	5.5%
Other North America	5,384	2.4%	3,443	1.7%	3,458	1.9%
Europe	9,995	4.4%	9,114	4.5%	7,751	4.3%
Australia	81,088	35.6%	61,801	30.7%	56,767	31.6%
Asia	20,413	9.0%	17,930	9.0%	10,251	5.7%
Other	2,199	0.9%	2,096	1.0%	2,373	1.3%
	$227,771	100.0%	$201,302	100.0%	$179,427	100.0%
Long-lived assets, end of year:
United States	$35,776	66.0%	$35,942	73.6%	$28,805	76.8%
Austria	2,956	5.5%	2,954	6.0%	1,225	3.3%
Australia	11,304	20.8%	7,847	16.0%	5,853	15.6%
Other	4,180	7.7%	2,151	4.4%	1,614	4.3%
	$54,216	100.0%	$48,894	100.0%	$37,497	100.0%

Long-lived assets for fiscal 2011 and 2010 exclude deferred income taxes, goodwill and other intangible assets and fiscal 2009 information above have been revised to conform to the current presentation. The 2009 schedules previously included deferred income taxes, goodwill and other intangible assets of $43.8 million for the Americas, $46.7 million for Austria, $58.9 million for Australia and $6.1 million for other geographic locations.

15. COMMITMENTS AND CONTINGENCIES

Operating leases.  We lease office, production, warehouse and service facilities, office equipment and service vans under operating leases. The facility leases are for periods ranging from one to ten years, include renewal options and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $3.2 million, $2.6 million and $2.6 million for fiscal 2011, 2010 and 2009, respectively.

Estimated future minimum lease payments under operating leases subsequent to October 31, 2011 are as follows:

October 31,	(In thousands)

2012	$2,922
2013	2,112
2014	928
2015	545
2016	423
Thereafter	386
$7,316

Employment agreements. We have entered into employment contracts with our Corporate Officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual contract. As of October 31, 2011 and 2010, minimum aggregate severance benefits totaled $6.6 and $5.7 million, respectively.

Severance obligations. For the years ended October 31, 2011, 2010 and 2009, we incurred severance costs of $0.9 million, $2.6 million and $6.8 million, respectively. The $0.9 million severance costs were comprised of $0.1 million of accelerated stock compensation expense and $0.8 million of cash salary and related benefits and are expected to be paid out over a three-year period.

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

Class Action Lawsuits –

a. Stocke Complaint – In June 2007, a putative class action complaint for violation of federal securities laws against the Company and our then Chief Executive Officer, Mark L. Yoseloff, and our then Chief Financial Officer, Richard L. Baldwin, was filed in the United States District Court for the District of Nevada on behalf of persons who purportedly purchased our stock between December 22, 2006 and March 12, 2007.  The case is entitled Joseph Stocke vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin (the “Stocke Complaint”).  The Stocke Complaint asserted claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  These claims allegedly related to our March 13, 2007, announcement that we would restate our 2006 fiscal fourth quarter and 2006 full year financial results.  The Stocke Complaint sought compensatory damages in an unstated amount.  On or about August 2007, four plaintiffs moved the Court for appointment as lead plaintiff.

b. Armistead Complaint – In June 2007, a second putative class action complaint for violation of certain federal securities laws against the Company,  Dr. Yoseloff and Mr. Baldwin was filed in the United States District Court for the District of Nevada.  The case is entitled Robert Armistead, Jr. vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin.  This lawsuit effectively mirrored the allegations in the Stocke Complaint, except that this complaint was filed on behalf of persons who purportedly purchased our stock between March 20, 2006 and March 12, 2007.

c. Tempel Complaint – In June 25, 2007, a third putative class action complaint for violation of certain federal securities laws against the Company, Dr. Yoseloff and Mr. Baldwin was filed in the United States District Court for the District of Nevada.  The case is entitled Andrew J. Tempel vs. Shuffle Master, Inc., Mark L. Yoseloff and Richard L. Baldwin. This lawsuit was a “copycat” lawsuit of the Stocke Complaint.

d. Consolidation of Stocke, Armistead and Tempel Complaints – On June 22, 2007, a Joint Stipulation was filed in the United States District Court for the District of Nevada providing that all presently filed and any subsequently filed related class actions shall be consolidated and captioned In Re Shuffle Master, Inc. Securities Litigation.  We were not required to answer, move against or otherwise respond to any class action complaints until a consolidated complaint was filed.

On or about November 30, 2007, the Court appointed the Shuffle Master Institutional Investor Group, consisting of the Tulsa Municipal Employees' Retirement Plan and the Oklahoma Firefighters Pension and Retirement System as lead plaintiffs.

A Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) was filed on February 5, 2008.  The Consolidated Complaint asserted the same causes of action for violation of federal securities laws as the initial class action complaints and applied to a class period of February 1, 2006 to March 12, 2007.  The Consolidated Complaint contained essentially the same material allegations as in the initial complaints and also contained allegations arising out of the Company's acquisition of Shuffle Master Australasia (d/b/a “Stargames”) and certain disclosures concerning the Company's internal controls.  This Consolidated Complaint superseded all previously filed lawsuits covering this class period.  On or about March 25, 2008, the defendants filed a Motion to Dismiss the Consolidated Complaint, which was denied on or about March 23, 2009.  The defendants answered the Consolidated Complaint on or about April 29, 2009.

In February 2010, the lead plaintiffs filed a Motion for Preliminary Approval of Settlement, which was granted.  Our Directors & Officers insurance carriers escrowed the monetary settlement in full, being the amount of $13.0 million for payment to the plaintiffs in full upon final approval of the settlement by the Court.

In June 2010, the Court gave its final approval to this settlement and on June 9, 2010, the Court entered an order and final judgment concluding the matter. No appeal was filed from the order and final judgment and the period for appeal has subsequently expired.  As of July 31, 2011, substantially the entire amount was approved for payment by the Court and paid to the beneficiaries of the Class Action Lawsuits. See Note 5 for more information. We consider the matters to be materially concluded.

TableMAX – In April 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master® product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  In August 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc. (collectively “TableMAX”), the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661, filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  In August 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of our Table Master® product.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and the Court also denied without prejudice various motions for summary judgment that we filed. During the discovery process, TableMAX made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint"), which has materially the same allegations as the Second Complaint, except that it alleges that our Vegas Star® product allegedly infringes all of the patents in suit. A document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding our Vegas Star® product to only one of TableMAX's patents in suit.

The Court set the Markman hearing for December 2010.    In November 2010, the Court granted our Motion to Stay. The stay was granted because of pending reexamination proceedings before the United States Patent and Trademark Office as to the four patents that are the subject of the lawsuit.  The reexamination proceedings were initiated as a result of our request. We believe that the final results of the reexamination proceedings will be beneficial to us in future Court proceedings. It is possible that all four reexamination proceedings will conclude in fiscal 2012 and thus the stay may be lifted in fiscal 2012. At present, the case remains stayed.  We believe that the claim is entirely without merit and we intend to continue to vigorously defend this matter.

         Macau Rapid Baccarat® Patent Issue – On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from Macau SAR seized a Shuffle Master, Inc. (“SMI”) Rapid Baccarat® unit related to a claim by a Macau patent holder of our alleged patent infringement.  On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed based upon the report of the Macau customs officials.  In November 2009, the patent holder appealed this finding to the Macau Courts. On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.  We are not aware of any proceeding against our subsidiary, Shuffle Master Asia Limited (“SMAL”) or any of its directors yet being commenced.

On or about February 2010, we filed an appeal (the “First SMAL Appeal”) to this decision.  On or about March 2010, the judge declined to forward the First SMAL Appeal to a higher Macau Court. We filed a further appeal (the “Second SMAL Appeal”) to have the higher Macau court hear the First SMAL Appeal.   On June 2, 2010, the Judge denied the patent holder’s request to open a criminal proceeding and decided that the investigation should remain dismissed against SMAL and its directors.  The patent holder has subsequently appealed the June 2, 2010, decision to a higher Macau court, which appeal has not yet been heard.  In the event the patent holder’s appeal is successful, it is likely that legal proceedings will be commenced against SMAL and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, which we understand is a criminal matter in Macau.  The Company does not carry insurance with respect to this matter.  We believe that the claim is without merit and we intend to continue to defend this matter vigorously.

Wright Matter – On November 7, 2009, Sam Wright was playing a SMI Vegas Star® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42.0 million appeared on the machine.  On or about April 2010, we received notice for the first time that Mr. Wright had purported to file a patron dispute with the Louisiana State Police Gaming Division.  The purported patron dispute requested that Harrah’s New Orleans Casino and we acknowledge the gaming debt of $42.0 million to Mr. Wright.

On October 14, 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, rule or internal control. Mr. Wright was unsuccessful in the patron dispute.

On November 5, 2010, Mr. Wright filed a Petition for Damages (the “Wright Complaint”) with the Civil District Court for the Parish of Orleans, State of Louisiana, naming  the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively, “Harrah’s) as defendants.  The Petition claims damages of approximately $43.0 million plus possible treble damages, attorneys’ fees and costs.  The Company may have potential indemnity obligations to Harrah’s if a judgment is entered against these defendants.   In February 9, 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   The trial has been set to commence on May 7, 2012.  We believe that the claim is entirely without merit and we intend to continue to vigorously defend this matter.

Axis Surplus Insurance Company (“Axis”) is the Company’s insurance carrier with respect to the Wright Complaint.  In November 2011, we filed a Complaint for Declaratory Judgment (the “Declaratory Relief Complaint”) in the United States District Court for the Eastern District of Louisiana against Axis seeking, pursuant to our policy (a) Axis’ providing of full policy coverage and defense; (b) Axis’ paying all legal fees and expenses incurred by us in the defense of the Wright Complaint; and (c) Axis making all reasonable efforts to protect us from risk of excess judgment.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2011 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2011.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2011. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of the company's internal control over financial reporting as of October 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•
The information regarding our directors, including the audit committee financial expert, appears under the caption “Election of Directors” in our Fiscal 2011 Proxy Statement and is incorporated herein by reference.

•	The information under the caption “Executive Officers” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

•	The information under the caption “Corporate Governance” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

•	The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

•	The information regarding our Code of Conduct appears in our Fiscal 2010 Proxy Statement, under the caption “Corporate Governance—Compliance Committee,” and is incorporated herein by reference.

•
Our Code of Conduct is publicly available on our website at www.shufflemaster.com and is also available in print to any shareholder upon request. Our website address is intended to be an inactive, textual reference only; none of the material on the website is part of this report. We may revise these policies from time to time and will promptly post any revisions on our website. If we grant any waiver from a provision of the Code of Conduct to our principal executive officer, principal accounting officer, principal financial officer or controller, or person performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Independent Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our Fiscal 2011 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2011 Proxy Statement under the captions “Independent Registered Public Accountant” and “Report of the Audit Committee” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
		See Item 8 to this Annual Report on Form 10-K for applicable financial statement schedules.
	3.	Management Contracts, Compensatory Plans and Arrangements.
		Management contracts, compensatory plans and arrangements are indicated by the symbol “†” in exhibits 10.1 through 10.14 included in Item 15(b) of this Annual Report.

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

	10.6†	The Shuffle Master, Inc. 2004 Equity Incentive Plan (as Amended and Restated on January 28, 2009) (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed June 9, 2009).
	10.7†	Employment Agreement, by and between Shuffle Master, Inc. and Linster W. Fox (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed August 6, 2009).
	10.8†	Employment Agreement, by and between Shuffle Master, Inc. and Roger Snow (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-Q, filed September 8, 2010).
10.9*
Credit Agreement, dated October 29, 2010, among Shuffle Master, Inc., Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as a documentation agent.

10.10†
Severance Agreement and General Release between Phillip Peckman and Shuffle Master, Inc. dated January 7, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 13, 2011).

	10.11†	Employment agreement by and between Shuffle Master, Inc. and Michael Gavin Isaacs dated March 16, 2011 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 22 2011).
	10.12†	Employment Agreement by and between Shuffle Master, Inc. and Kathryn S. Lever dated May 2, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2011)
10.13†
Amended and Restated Employment Agreement by and between Shuffle Master, Inc. and David Lopez dated May 24, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 25, 2011)

	10.14†	Employment Agreement by and between Shuffle Master, Inc. and Louis Castle dated September 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 6, 2011)
	21	Subsidiaries of Registrant.
	23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
	23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*
Certain parts of this document have been omitted based on a confidential treatment approved by the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[***]”. The redacted information is confidential information to the Registrant.

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

SHUFFLE MASTER, INC.

Dated: January 5, 2012	By:	/s/ MICHAEL GAVIN ISAACS
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL GAVIN ISAACS	Chief Executive Officer (Principal Executive Officer)	January 5, 2012
Michael Gavin Isaacs

/s/ LINSTER W. FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	January 5, 2012
Linster W. Fox

/s/ GARRY W. SAUNDERS	Chairman of the Board of Directors	January 5, 2012
Garry W. Saunders

/s/ JOHN R. BAILEY	Director	January 5, 2012
John R. Bailey

/s/ DAVID B. LOPEZ	Director	January 5, 2012
David B. Lopez

/s/ EILEEN F. RANEY	Director	January 5, 2012
Eileen F. Raney

/s/ A. RANDALL THOMAN	Director	January 5, 2012
A. Randall Thoman

/s/ DANIEL M. WADE	Director	January 5, 2012
Daniel M. Wade