Form 10-Q
period 2012-01-31
SHUFFLE MASTER INC
filed 2012-03-05
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
OR
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

As of March 1, 2012, there were 54,952,181 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANAURY 31, 2012

PART I

ITEM 1.  FINANCIAL STATEMENTS
SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
Revenue:
Product leases and royalties	$25,953	$23,576
Product sales and service	30,100	20,239
Total revenue	56,053	43,815
Costs and expenses:
Cost of leases and royalties	8,951	7,182
Cost of sales and service	11,281	7,465
Gross profit	35,821	29,168
Selling, general and administrative	17,180	16,201
Research and development	7,527	5,916
Total costs and expenses	44,939	36,764

Income from operations	11,114	7,051

Other income (expense):
Interest income	139	126
Interest expense	(477)	(701)
Other, net	175	157
Total other income (expense)	(163)	(418)
Income from operations before tax	10,951	6,633
Income tax provision	3,302	1,829
Net income	$7,649	$4,804

Basic earnings per share:	$0.14	$0.09
Diluted earnings per share:	$0.14	$0.09

Weighted average shares outstanding:
Basic	55,064	54,132
Diluted	55,653	54,895

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 31,	October 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$26,838	$22,189
Accounts receivable, net of allowance for bad debts of $490 and $402	32,973	42,915
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $27 and $44	2,066	1,804
Inventories	24,691	24,335
Prepaid income taxes	4,091	3,279
Deferred income taxes	4,984	4,911
Other current assets	4,796	4,291
Total current assets	100,439	103,724
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $2 and $5	5,334	3,704
Products leased and held for lease, net	35,769	35,196
Property and equipment, net	12,795	12,849
Intangible assets, net	70,266	66,517
Goodwill	85,510	85,392
Deferred income taxes	2,903	3,038
Other assets	2,386	2,467
Total assets	$315,402	$312,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,629	$5,001
Accrued liabilities and other current liabilities	16,109	21,135
Deferred income taxes	89	96
Customer deposits	3,320	3,407
Income tax payable	4,285	2,595
Deferred revenue	5,005	3,862
Current portion of long-term debt	505	508
Total current liabilities	33,942	36,604
Long-term debt, net of current portion	37,753	38,757
Other long-term liabilities	2,908	2,969
Deferred income taxes	1,417	942
Total liabilities	76,020	79,272
Commitments and Contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 54,711 and 54,196 shares issued and outstanding	547	542
Additional paid-in capital	117,982	114,306
Retained earnings	88,487	80,838
Accumulated other comprehensive income	32,366	37,929
Total shareholders' equity	239,382	233,615
Total liabilities and shareholders' equity	$315,402	$312,887

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended,
	January 31,
	2012	2011

Cash flows from operating activities:
Net income	$7,649	$4,804
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	6,017	5,761
Amortization of debt issuance costs and debt discount	119	119
Share-based compensation	932	735
Provision for bad debts	92	98
Write-down for inventory obsolescence	374	-
Loss on sale of assets	33	59
Loss (profit) on sale of leased assets	99	(1,501)
Excess tax benefit from stock option exercises	(331)	(600)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	7,158	12,324
Inventories	(1,194)	(4,843)
Accounts payable and accrued liabilities	(6,156)	(12,308)
Customer deposits and deferred revenue	977	1,565
Income taxes	1,598	105
Deferred income taxes	671	1,224
Prepaid income taxes	(812)	47
Other	(783)	698
Net cash provided by operating activities	16,443	8,287
Cash flows from investing activities:
Proceeds from sale of assets	-	47
Proceeds from sale of leased assets	41	2,086
Payments for products leased and held for lease	(3,850)	(4,277)
Purchases of property and equipment	(882)	(930)
Purchases of intangible assets	(4,030)	(4,910)
Acquisition of business	(5,500)	(6,499)
Other	(218)	(221)
Net cash used by investing activities	(14,439)	(14,704)
Cash flows from financing activities:
Proceeds from Revolver	6,000	16,501
Debt payments on Revolver	(7,000)	(4,000)
Proceeds from issuance of common stock, net	2,418	1,437
Excess tax benefit from stock option exercises	331	600
Other	(15)	(14)
Net cash used by financing activities	1,734	14,524
Effect of exchange rate changes on cash	911	4
Net increase (decrease) in cash and cash equivalents	4,649	8,111
Cash and cash equivalents, beginning of year	22,189	9,988
Cash and cash equivalents, end of year	$26,838	$18,099

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

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on January 5, 2012.  The results of operations for the three months ended January 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

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

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	January 31,	October 31,
	2012	2011
	(In thousands)
Net inventories:
Raw materials and component parts	$13,195	$12,984
Work-in-process	4,161	3,947
Finished goods	7,335	7,404
Total	$24,691	$24,335

	January 31,	October 31,
	2012	2011
	(In thousands)
Other current assets:
Other prepaid expenses	2,816	2,302
Other receivables	1,181	1,271
Other	799	718
Total	$4,796	$4,291

	January 31,	October 31,
	2012	2011
	(In thousands)
Products leased and held for lease:
Utility	$48,535	$47,073
Less: accumulated depreciation	(31,409)	(29,891)
Utility, net	17,126	17,182

Proprietary Table Games	8,013	6,158
Less: accumulated depreciation	(3,525)	(2,496)
Proprietary Table Games, net	4,488	3,662

Electronic Table Systems	28,022	28,749
Less: accumulated depreciation	(15,608)	(15,571)
Electronic Table Systems, net	12,414	13,178

Electronic Gaming Machines	2,006	1,266
Less: accumulated depreciation	(265)	(92)
Electronic Gaming Machines, net	1,741	1,174

Total, net	$35,769	$35,196

	January 31,	October 31,
	2012	2011
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	9,068	13,932
Accrued taxes	1,295	2,124
Other accrued liabilities	5,746	5,079
Total	$16,109	$21,135

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expense was $2.2 million and $2.4 million for the three months ended January 31, 2012 and 2011, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average	January 31,	October 31,
	Useful Life	2012	2011
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$67,573	$68,999
Less: accumulated amortization		(50,897)	(52,145)
		16,676	16,854
Customer relationships	10 years	26,990	25,688
Less: accumulated amortization		(13,355)	(12,829)
		13,635	12,859
Licenses and other	6 - 9 years	23,044	18,925
Less: accumulated amortization		(8,153)	(7,581)
		14,891	11,344
Total		$45,202	$41,057

The increase in amortizable intangible assets for the three months ended January 31, 2012 relates to our purchase of table games intellectual property and acquisition of licenses to be used in our EGM segment.

Tradenames. Intangibles with an indefinite life, consisting of the Stargames™ and CARD™ tradenames, are not amortized, and were $25.1 million and $25.5 million as of January 31, 2012 and October 31, 2011, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of January 31, 2012, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$42,560	$9,326	$34,188	$11,995	$98,069
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	1,459	-	1,140	1,135	$3,734
Acquisition	4,799	-	-	-	4,799
Other	-	927	-	-	927
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(2,755)	-	(172)	(172)	$(3,099)
Acquisition	-	3,000	-	-	3,000
Other	-	217	-	-	217
Balance as of January 31, 2012	$46,063	$13,470	$13,019	$12,958	$85,510

The $3.0 million of additional goodwill in our PTG segment relates to the acquisition of games and intellectual property that were treated as a business acquisition for accounting purposes.

The $0.2 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million.  The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill.  As of January 31, 2012, we have paid approximately $10.7 million of the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	January 31,	October 31,
	2012	2011
	(In thousands)
Revolver	$36,446	$37,446
Other long term debt	1,812	1,819
Total Debt	38,258	39,265
Less: current portion	(505)	(508)
Total long-term debt	$37,753	$38,757

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

•	the Federal Funds Rate plus .50%

•	the prime commercial lending rate of the Administrative Agent, as defined; and

•	the one month LIBOR rate for such day plus 2.00%

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of January 31, 2012 was 2.06%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of January 31, 2012, the amount drawn under the Revolver was $36.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $163.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of January 31, 2012, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.48 to 1.0, 0.46 to 1.0 and 40.94 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of January 31, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased during the three months ended January 31, 2012.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three months ended January 31, 2012 and 2011, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended
	January 31,
	2012	2011
	(In thousands)
Net income (loss)	$7,649	$4,804
Currency translation adjustment	(5,563)	820
Total other comprehensive income (loss)	$2,086	$5,624

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

As of January 31, 2012, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 0.9 million and 0.2 million shares available for grant, respectively.

A summary of activity related to stock options is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands, except per share amount)
Outstanding at November 1, 2011	4,638	$14.04
Granted	430	12.13
Exercised	(348)	6.94
Forfeited or expired	(195)	19.19

Outstanding at January 31, 2012	4,525	$14.19	5.4	$10,273

Fully vested and expected to vest at Janaury 31, 2012	4,469	$14.22	5.4	$10,185

Exercisable at January 31, 2012	3,256	$15.81	4.1	$6,742

For the three months ended January 31, 2012 and 2011, we issued 0.4 million stock options in each year, with an aggregate fair market value of $2.7 million and $2.1 million, respectively. For the three months ended January 31, 2012, 0.3 million stock options were exercised, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of January 31, 2012, there was approximately $5.8 million of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of activity related to restricted stock is presented below:

		Weighted
		Average	Remaining	Aggregate
		Grant-Date	Vesting	Intrinsic
	Shares	Fair Value	Period	Value
	(In thousands, except per share amount)
Nonvested at November 1, 2011	394	$10.53
Granted	414	11.88
Vested	(90)	11.84
Forfeited	(10)	4.30

Nonvested at January 31, 2012	708	$11.24	2.03	$9,021

Expected to vest	663	$11.21	1.99	$8,485

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of January 31, 2012, there was approximately $7.3 million of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.2 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended
	January 31,
	2012	2011
	(In thousands)
Compensation costs:
Stock options	$491	$521
Restricted stock	441	214
Total compensation cost	$932	$735
Related tax benefit	$(324)	$(256)

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

Three Months Ended
January 31, 2012
Option valuation assumptions:
Expected dividend yield	None
Expected volatility	64.9%
Risk-free interest rate	0.7%
Expected term	4.5 years

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three months ended January 31, 2012 and 2011 was 30.2% and 27.6%, respectively. The higher effective income tax rate for the three months ended January 31, 2012 compared to the prior year period is primarily attributable to a discrete tax benefit recorded in the prior year period for the reinstatement of the U.S. Federal R&D Tax Credit.  Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions, as well as accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended
	January 31,
	2012	2011
	(In thousands, except per share amount)

Net income available to common shares	$7,649	$4,804

Basic
Weighted average shares	55,064	54,132

Diluted
Weighted average shares, basic	55,064	54,132
Dilutive effect of options	589	763
Weighted average shares, diluted	55,653	54,895

Basic earnings per share	$0.14	$0.09
Diluted earnings per share	$0.14	$0.09
Weighted average anti-dilutive shares excluded from diluted EPS	2,946	3,211

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of January 31, 2012 and October 31, 2011 has been calculated based on market borrowing rates available as of January 31, 2012 and October 31, 2011, respectively, for debt with similar terms and maturities. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value	Fair Value	Carrying Value	Fair Value
	January 31, 2012	January 31, 2012	October 31, 2011	October 31, 2011	Fair Value Hierarchy
	(In thousands)

Revolver	$36,446	$36,836	$37,446	$37,679	Level 2

10. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended
	January 31,
	2012	2011
	(In thousands)
Revenue:
Utility	$19,616	$17,361
Proprietary Table Games	13,675	11,226
Electronic Table Systems	8,264	8,131
Electronic Gaming Machines	14,498	7,097
	$56,053	$43,815
Gross profit:
Utility	$11,183	$10,848
Proprietary Table Games	11,542	9,262
Electronic Table Systems	4,129	4,650
Electronic Gaming Machines	8,967	4,408
	$35,821	$29,168
Operating income (loss):
Utility	$9,450	$9,228
Proprietary Table Games	9,905	8,375
Electronic Table Systems	717	1,813
Electronic Gaming Machines	5,853	1,764
Unallocated Corporate	(14,811)	(14,129)
	$11,114	$7,051
Depreciation and amortization:
Utility	$1,776	$1,252
Proprietary Table Games	1,253	1,313
Electronic Table Systems	1,657	2,198
Electronic Gaming Machines	198	68
Unallocated Corporate	1,133	930
	$6,017	$5,761
Capital expenditures:
Utility	$1,220	$2,197
Proprietary Table Games	1,540	5,429
Electronic Table Systems	1,720	1,561
Electronic Gaming Machines	4,258	-
Unallocated Corporate	24	930
	$8,762	$10,117

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended
	January 31,
	2012		2011
	(In thousands)
Revenue:
United States	$26,184	46.7%	$26,005	59.4%
Canada	1,518	2.7%	1,392	3.2%
South America	1,053	1.9%	768	1.7%
Europe	1,587	2.8%	1,406	3.2%
Australia	18,694	33.4%	10,951	25.0%
Asia	6,649	11.9%	2,954	6.7%
Other	368	0.6%	339	0.8%
	$56,053	100.0%	$43,815	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreement. As of January 31, 2012 and October 31, 2011, minimum aggregate severance benefits totaled $5.2 million and $6.6 million, respectively.

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

Wright Matter – On November 7, 2009, Sam Wright was playing a SMI Vegas Star® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42.0 million appeared on the machine.  On or about April 2010, we received notice that Mr. Wright had filed a patron dispute with the Louisiana State Police Gaming Division.  The patron dispute requested that Harrah’s New Orleans Casino and the Company acknowledge a gaming debt of $42.0 million to Mr. Wright.

In October 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, rule or internal control. Mr. Wright was unsuccessful in the patron dispute.

In November 2010, Mr. Wright filed a Petition for Damages (the “Wright Complaint”) with the Civil District Court for the Parish of Orleans, State of Louisiana, naming  the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively, “Harrah’s) as defendants.  The Petition claimed damages of approximately $43.0 million plus possible treble damages, attorneys’ fees and costs.  The Company could have had possible indemnity obligations to Harrah’s if a judgment had been entered.   In February 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   On February 28, 2012, the Company attended a Court ordered settlement conference, in which the Wright Complaint and the Declaratory Relief Complaint (discussed below) were settled between the parties without admission of liability by either the Company or Harrah’s.  The Wright Compliant and the Declaratory Relief Complaint shall be dismissed with prejudice.

Axis Surplus Insurance Company (“Axis”) is the Company’s insurance carrier with respect to the Wright Complaint.  In November 2011, we filed a Complaint for Declaratory Judgment (the “Declaratory Relief Complaint”) in the United States District Court for the Eastern District of Louisiana against Axis seeking, pursuant to our policy (a) Axis’ providing of full policy coverage and defense; (b) Axis’ paying all legal fees and expenses incurred by us in the defense of the Wright Complaint; and (c) Axis making all reasonable efforts to protect us from risk of excess judgment.  The Declaratory Relief Complaint will be dismissed with prejudice as discussed above.

12. SUBSEQUENT EVENTS

On March 5, 2012, through our wholly-owned subsidiary Shuffle Master International, Inc., we entered into a definitive agreement to acquire Ongame Network Ltd., a limited liability company incorporated and existing under the laws of Gibraltar (“Ongame”), from bwin.party services (Austria) GmbH (“bwin.party”). Ongame is one of the world’s largest business to business online poker providers.

The acquisition is subject to completion of certain conditions, including the continued material accuracy of the parties’ representations and warranties; the performance of and compliance with all covenants in the definitive agreement; and the receipt of required regulatory approvals.  The closing of the transaction is expected to occur not more than nine months following execution of the definitive agreement (the “Closing”).  As consideration for the acquisition of the shares of Ongame, and indirectly the acquisition of Ongame’s subsidiaries, at the Closing we will pay €19.5 million in cash, subject to certain adjustments at Closing.  We may also become obligated to additionally pay up to €10 million in cash within five years of Closing contingent upon the commencement of legalized, real-money online poker in the U.S. occurring, if at all, within five years of Closing.  The €10 million contingent payment decreases through the five-year period.  The contingent payment will be €10 million if real-money online poker is legalized in the U.S. on or before 730 days following Closing, €7 million if legalized on or after 731 days following Closing and on or before 1,095 days following Closing, €5 million on or after 1,096 days following Closing and on or before 1,461 days following Closing, and €3 million on or after 1,462 days following Closing and on or before 1,826 days following Closing.  We expect to fund the acquisition with cash on hand and/or availability on the Senior Secured Revolving Credit Facility.

The obligations of the signatories under the definitive agreement are guaranteed by each party’s ultimate parent entity to the benefit of the respective other party.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This Form 10-Q contains forward-looking statements. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Examples of such forward looking statements include, without limitation, statements about or relating to the following:

•
Business strategies, including with respect to development of new or enhanced products, investment of capital to maximize returns and build our economic engine, and our focus on leasing structures for commercialization of certain products to increase returns and gross margins;

•	Increasing our Proprietary Table Games content through development or acquisitions of new proprietary titles;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	The growth opportunities and revenue potential from our i-Table®, i-Table Roulette and MD3™ Shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment and expected increases in leasing revenue in such segment;

•	Expectations to begin revenue generation from Vegas Star Live Roulette;

•	Expectations that Electronic Gaming Machines revenues will continue to come from sales of EGMs in Australia;

•	Expected growth of additional international markets, including Asia and Latin America;

•	Expectations of Equinox™ placement in 2012 exceeding 2011 levels;

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

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

•	Failure to maintain our regulatory licenses or obtain new licenses where necessary;

•	Legislative and regulatory changes that impact us or our customers;

•	Non-compliance with the covenants in our senior secured credit agreement, including as a result of factors that are beyond our control;

•	High volatility or extreme changes in foreign currency exchange rates;

•	Difficulties or delays in, or being prevented from, carrying out acquisitions and subsequent integration of acquired businesses;

•	Difficulties in maintaining and protecting our intellectual property rights;

•	Potential infringement of the intellectual property rights of third parties;

•	Adverse outcomes with respect to litigation regarding intellectual property, including our payment of damages, constraints on our business and operations and invalidation of our intellectual property;

•	Involvement in other legal proceedings, and adverse outcomes with respect to such proceedings which could have a materially adverse effect on our business or prospects;

•	Disruption or delays in our or our suppliers’ manufacturing processes that could prevent us from meeting demand for our products;

•	Revenue losses in any of our business segments due to technical difficulties or fraudulent activities experienced by end users;

•	Inability to obtain market acceptance of products currently in development;

•	Inability to maintain a competitive technological position with respect to our competitors and competitive products;

•	Lower than expected revenues from our transition in certain products to a lease-based commercialization model;

•	Decreased demand for our products, including as a result of developments with respect to competitive products;

•	Adverse economic conditions in the gaming industry, which is our sole industry of focus; and

•	Adverse developments with respect to economic, political, legal and other risks associated with our international sales and operations.

In addition, refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as filed with the Securities and Exchange Commission on January 5, 2011, or the Form 10-K, and as incorporated by reference in Part II, Item 1A of this 10-Q, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

Overview

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live table games, side bets and progressives as well as our newly introduced i-Gaming, which features online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and Electronic Gaming Machines (“EGM”), which include video slot machines.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters and manufacturing facility in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

See Note 1 to our Condensed Consolidated Financial Statements for a more detailed discussion of our four segments.

Strategy

We believe we enhance our customer and shareholder value through our execution of the following strategic priorities:

•	An unwavering commitment to create innovative solutions and services for casino operators and compelling gaming experiences for players through enhanced customer centricity.

•
Reinforce our relationships with our customers by providing enhanced efficiencies, security and profitability on the casino floor. We continue to work toward developing innovative products that anticipate and respond to their needs.

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

•
Capitalize on emerging markets and the worldwide proliferation of gaming.  A large part of our success in fiscal 2011 was turning opportunities into achievements.  As new markets continue to emerge across the globe and as existing gaming markets continue to evolve, we strive to make the most of every opportunity that arises.

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

We are focused on our customers and on value-creation for our shareholders.  We seek to maintain continuous improvement while keeping innovation at the core of our success.  We believe that continued execution of our strategic plan is the best method to foster the growth of our business in fiscal 2012.

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

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler upgrade initiative. We expect the next revenue driver to be our new MD3™ shuffler.  The MD3™ is our next generation upgrade for the legacy MD series shufflers. As the MD1 reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 shufflers, both leased and previously sold, with the MD3™ shuffler. The majority of these placements are leases.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Australia, Asia and Latin America. Growth drivers for the Utility segment outside the United States are new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau. In the current quarter we have seen an increase in the demand for our shufflers in Macau, particularly the MD3™.

Proprietary Table Games

•
More than 83% of our total PTG segment revenue is derived from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

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

•	Through development of new products and enhancements of our existing products we expect to generate revenue and growth for the ETS segment. New products include the following:

o
The new i-Table® and i-Table® Roulette combine an electronic betting interface with a live table game and graphically-enhanced central display screens.  We expect these products to provide us with growth opportunities in domestic and international markets if they achieve customer acceptance;

o	We expect to begin generating revenue from our Vegas Star® Live Roulette product, which is an automated roulette game in the United States; and

o
In Australia, we have begun generating revenue from placements of our new multi-game feature on Rapid Table Games®, which offers enhanced live statistics at the touch of a button and betting can be conducted across multiple games.

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

•
We are pursuing opportunities for sales growth in additional jurisdictions in Australia.  We also expect growth in additional international markets such as Asia and Latin America. Initial installations into Asia began during the third quarter 2011, of which a majority was Equinox™ and in the current year we have placed units in Latin America.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD3™ and one2six® Plus, our i-Shoe® Auto card recognition products, as well as other table accessories, such as the i-Shoe® and the i-Score™ display. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	January 31,
	2012		2011
	(In thousands)
Revenue:
Utility	$19,616	35.0%	$17,361	39.6%
Proprietary Table Games	13,675	24.4%	11,226	25.6%
Electronic Table Systems	8,264	14.7%	8,131	18.6%
Electronic Gaming Machines	14,498	25.9%	7,097	16.2%

Total revenue	56,053	100.0%	43,815	100.0%
Cost of revenue	20,232	36.1%	14,647	33.4%

Gross profit	35,821	63.9%	29,168	66.6%
Selling, general and administrative	17,180	30.6%	16,201	37.0%
Research and development	7,527	13.5%	5,916	13.5%

Income from operations	11,114	19.8%	7,051	16.1%
Other income (expense):
Interest income	139	0.2%	126	0.3%
Interest expense	(477)	(0.9%)	(701)	(1.6%)
Other, net	175	0.4%	157	0.3%
Total other income (expense)	(163)	(0.3%)	(418)	(1.0%)

Income from operations before tax	10,951	19.5%	6,633	15.1%
Income tax provision	3,302	5.9%	1,829	4.1%
Net income	$7,649	13.6%	$4,804	11.0%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended
	January 31,		Percentage
	2012	2011	Change
	(In thousands)
Revenue:
Leases and royalties	$25,953	$23,576	10.1%
Sales and service	30,100	20,239	48.7%
Total	$56,053	$43,815	27.9%

Cost of revenue:
Leases and royalties	$8,951	$7,182	24.6%
Sales and service	11,281	7,465	51.1%
Total	$20,232	$14,647	38.1%

Gross profit:
Leases and royalties	$17,002	$16,394	3.7%
Sales and service	18,819	12,774	47.3%
Total	$35,821	$29,168	22.8%

Gross margin:
Leases and royalties	65.5%	69.5%
Sales and service	62.5%	63.1%
Total	63.9%	66.6%

Three months ended January 31, 2012 compared to three months ended January 31, 2011

Revenue

Our revenue for the three months ended January 31, 2012 increased $12.2 million over the same prior year period, primarily due to the following:

•	Increase of $9.9 million in our sales and service revenue:
o	Increase most notably in our EGM segment driven by a substantial increase in sold units due to the continued popularity of our Equinox™ cabinet; and
o	$2.3 million in settlement and license fees from online operators driven by our strategy to protect and license our intellectual property.

•	Increase of $2.4 million in our leases and royalties revenue was primarily due to our strategic focus on leasing:
o	Driven primarily by increased Utility lease re
o	venue due to an 11.0% increase in shuffler units on lease, primarily in the United States and Asia;
o	Increased PTG lease and royalty revenue due to a 23.5% increase in units on lease;

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.9 million due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the three months ended January 31, 2012 decreased 270 basis points (“bps”) to 63.9% as compared to the same prior year period, reflecting the following:

•	Segment margin performance:
o
Decreased margins in ETS which were unfavorably impacted by reductions in average monthly lease prices in the United States and a decrease in average sales price primarily due to the mix of products sold as compared to the prior year quarter;

o	Decreased margins in the Utility segment, which was impacted by reductions in shuffler average sales price and proportionally higher depreciation on newly leased shufflers; and

•	Offset by changes in product mix:
o	Settlement and license fees of $2.3 million from online operators with little associated direct costs; and
o	EGM contributed approximately 25.9% of total revenue as compared to 16.2% in the prior year period and contributed to strong overall margin performance.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended
	January 31,		Percentage
	2012	2011	Change
	(In thousands)

Selling, general and administrative	$17,180	$16,201	6.0%
Percentage of revenue	30.6%	37.0%

Research and development	$7,527	$5,916	27.2%
Percentage of revenue	13.5%	13.5%

Total operating expenses	$24,707	$22,117	11.7%
Percentage of revenue	44.1%	50.5%

Three months ended January 31, 2012 compared to three months ended January 31, 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $1.0 million for the three months ended January 31, 2012, as compared to the same prior year period. This increase primarily reflects the following:

•	Compensation expense:
o
Increase of approximately $1.1 million in payroll and related expenses, partially driven by hire of several executive level positions, including the Chief Executive Officer, the General Counsel, and the Chief Strategic Officer, as well as sales and profit driven compensation expenses due to increased revenue during the three months ended January 31, 2012, as compared to the prior year period.

•	Professional fees:
o	Increase in professional fees of approximately $0.3 million, related to the higher expenses incurred for accounting and legal professional expenses.

These increases were offset by:

•	Trade show expenses:
o	Decrease of $0.4 million in trade show expenses, as the prior period included trade show expenses related to the Global Gaming Expo in Las Vegas, there were no such expenses during the current period.

Research & development (“R&D”) expenses:

R&D expenses increased $1.6 million for three months ended January 31, 2012 as compared the same prior year period. The following projects have been the focus of our R&D efforts during the three months ended January 31, 2012:

•	EGM:
o	Additional R&D efforts were spent on developing additional EGM games for the new Equinox™ cabinet and to support ongoing business growth.

•	ETS:
o
Expenses primarily related to the ongoing development of Table Master and further development of the i-Table®, i-Table® Roulette and Rapid Table Games®, including the development of proprietary side bets for our i-Table®.

•	Utility:
o	Expenses primarily related to development of next generation shufflers, as well as ongoing development of our existing Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering to our table game titles including the development of our Operator Wide Area Progressive (“O-WAP”); and
o	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended
	January 31,		Percentage
	2012	2011	Change
	(In thousands)
Gross margin:
Depreciation	$2,855	$2,410	18.5%
Amortization	1,389	1,627	(14.6%)
Total	4,244	4,037	5.1%

Operating expenses:
Depreciation	944	973	(3.0%)
Amortization	829	751	10.4%
Total	1,773	1,724	2.8%

Total:
Depreciation	3,799	3,383	12.3%
Amortization	2,218	2,378	(6.7%)
Total	$6,017	$5,761	4.4%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property and customer relationships.

Three months ended January 31, 2012 compared to three months ended January 31, 2011

Total depreciation and amortization included in gross margin increased 5.1% in the three months ended January 31, 2012 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 2.8% in the three months ended January 31, 2012 as compared to the same prior year period. The increase in amortization expenses relates primarily to amortization of the intellectual property acquired under purchase agreement with Newton Shuffler, LLC during prior year period.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended January 31, 2012 compared to three months ended January 31, 2011

	Three Months Ended
	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$11,293	$10,006	$1,287	12.9%
Sales - Shuffler	5,193	4,440	753	17.0
Sales - Chipper	168	113	55	48.7
Service	1,708	1,628	80	4.9
Other	1,254	1,174	80	6.8
Total sales and service	8,323	7,355	968	13.2
Total Utility segment revenue	$19,616	$17,361	$2,255	13.0%

Utility segment gross profit	$11,183	$10,848	$335	3.1%
Utility segment gross margin	57.0%	62.5%

Utility segment operating income	$9,450	$9,228	$222	2.4%
Utility segment operating margin	48.2%	53.2%

Shuffler unit information:
Lease units, end of quarter(1)	8,025	7,231	794	11.0%
Average monthly lease price	$469	$461	$8	1.7%

Sold units during the quarter	349	264	85	32.2%
Average sales price	$14,880	$16,818	$(1,938)	(11.5%)

Chipper unit information:
Lease units, end of quarter(1)	230	192	38	19.8%

Sold during quarter	7	5	2	40.0%
Average sales price	$24,000	$22,600	$1,400	6.2%
(1) Certain unit information as of January 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue the three months ended January 31, 2012 increased $2.3 million as compared to the same prior year period, primarily due to the following:

•	A 12.9% increase in lease revenue:
o	An increase in the number of units on lease in the United States and Asia, driven primarily by our focus on leasing versus sales; and
o
Placements of the newly introduced MD3™ shuffler, which accounted for the majority of our new lease placements during the quarter.  The MD3™ lease base has grown by approximately 400 units over the prior year.

•	A 17.0% increase in shuffler sales revenue:
o
An increase of 32.2% in the number of units sold, driven primarily by increased sales of 50 MD3™ and 100 one2six® shufflers into Asia.  These increases were offset by a net decrease in the number of units sold in the United States, driven primarily by our strategic focus on leasing versus sales; and

o	Offset by an 11.5% decrease in the shuffler average sales price due to volume discounts on a newly placed shufflers in Asia.

Utility gross profit increased 3.1% year over year.  Utility gross margin decreased 550 bps to 57.0% as compared to the same prior year period.

The increase in gross profit primarily relates to the overall increase in total revenues as noted above, offset by a gross margin decrease noted below.

The decrease in gross margin primarily relates to the following:

•	Decrease in shuffler average selling price explained above; and

•	Depreciation on the newly-installed leased shufflers that was proportionally higher than the increase in lease revenue.

Utility operating income increased 2.4% for the three months ended January 31, 2012 as compared to the same prior year period, although operating margin decreased 500 bps to 48.2%.  These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended January 31, 2012 compared to three months ended January 31, 2011

	Three Months Ended
	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$11,323	$10,291	$1,032	10.0%
Sales	2,250	821	1,429	174.1
Service	29	27	2	7.4
Other	73	87	(14)	(16.1)
Total sales and service revenue	2,352	935	1,417	151.6
Total PTG segment revenue	$13,675	$11,226	$2,449	21.8%

PTG segment gross profit	$11,542	$9,262	$2,280	24.6%
PTG segment gross margin	84.4%	82.5%

PTG segment operating income	$9,905	$8,375	$1,530	18.3%
PTG segment operating margin	72.4%	74.6%

PTG unit information:
Premium units, end of quarter (1)	2,660	2,445	215	8.8%
Side bet units, end of quarter(1)	2,445	1,881	564	30.0%
Progressive units, end of quarter (1)	1,009	693	316	45.6%
Add-on units, end of quarter (1)	271	153	118	77.1%
Total revenue generating lease base	6,385	5,172	1,213	23.5%

Average monthly lease/license price	$591	$663	$(72)	(10.9%)

Sold during quarter	-	13	(13)	(100.0%)
Average sales price	$-	$63,154	$(63,154)	(100.0%)
(1) Certain unit information as of January 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue for the three months ended January 31, 2012 increased $2.4 million as compared to the same prior year period, primarily due to the following:

•	A 174.1% increase in PTG sales revenue:
o	Driven by $2.3 million in settlement and license fees from online operators in line with our strategy to protect and license our intellectual property; and
o
Offset by a 100% decrease in sold units, driven primarily by our strategic focus on leasing versus sales.  The prior year period included sales of premium table games, primarily Three Card Poker and Let it Ride Bonus® life time licenses related to a new casino opening in Las Vegas.

•	A 10.0% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em® and Mississippi Stud®;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker® Progressive and Ultimate Texas Hold ‘Em® Progressive; and
o
Increased placements of side bets in the United States, primarily Dragon Bonus® and Fortune Pai Gow Poker® and the acquisition of the Fire Bet® side bet during the quarter with an existing installed base of approximately 300 units.

PTG gross profit increased 24.6% year over year. PTG gross margin increased by 190 bps to 84.4% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The settlement and license fees from online operators described above partially offset by the decrease in the sale of table game life time licenses.

PTG operating income increased 18.3% year over year, although operating margin decreased 220 bps to 72.4% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	An increase in R&D costs associated with development of games and platforms for online, social gaming, and mobile devices; and

•	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

Electronic Table Systems Segment Operating Results

Three months ended January 31, 2012 compared to three months ended January 31, 2011

	Three Months Ended
	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,256	$3,194	$62	1.9%
Sales	4,383	3,925	458	11.7
Service	149	135	14	10.4
Other	476	877	(401)	(45.7)
Total sales and service revenue	5,008	4,937	71	1.4
Total ETS segment revenue	$8,264	$8,131	$133	1.6%

ETS segment gross profit	$4,129	$4,650	$(521)	(11.2%)
ETS segment gross margin	50.0%	57.2%

ETS segment operating income	$717	$1,813	$(1,096)	(60.5%)
ETS segment operating margin	8.7%	22.3%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of quarter (1)	2,482	2,340	142	6.1%
Average monthly lease price	$425	$447	$(22)	(4.9%)

Sold during the quarter	212	173	39	22.5%
Average sales price	$20,675	$22,688	$(2,013)	(8.9%)

i-Table®:
Lease units, end of quarter (1)	42	25	17	68.0%
(1) Certain unit information as of January 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue for the three months ended January 31, 2012 increased $0.1 million as compared to the same prior year period, primarily due to the following:

•	A 11.7% increase in sales revenue:
o	Increase of 278.3% in Rapid Table Games® seats sold in Australia and Asia, totaling approximately $2.6 million;
o	Offset by a 33.3% decrease in the number of Vegas Star® seats sold in Australia;
o	Further offset by a decrease in the number of Table Master® seats sold. The prior year period included several sales of Table Master® into Florida and Maryland due to favorable regulatory changes; and
o	Additionally offset by the 8.9% reduction in average sales price driven by discounts on refurbished units sold in Asia.

•	An increase of 1.9% in royalties and leases revenue:
o	A 6.1% increase in the number of units on lease, primarily driven by seats placed in Asia; and
o	Offset by a 5.4% decrease in the average lease price, driven primarily by the mix of product on lease.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.3 million due to the exchange effect of a weakening U.S. dollar.

These increases were offset by:

•	A decrease of 45.7% in other revenue, driven by decreased sales of peripherals and conversion kits.

ETS gross profit decreased 11.2% year over year.  ETS gross margin decreased 720 bps to 50.0% as compared to the same prior year period.  These decreases are due to the following:

•	The decrease in average sales price as noted above; and

•	Depreciation on some newly-installed seats is proportionality higher than the revenues recognized on these seats.

ETS operating income decreased 60.5% for the three months ended January 31, 2012 as compared to the same prior year period.  ETS operating margin decreased 1,360 bps for the three months ended January 31, 2012 as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•	An increase in R&D costs associated with the ETS segment.

Electronic Gaming Machines Segment Operating Results

Three months ended January 31, 2012 compared to three months ended January 31, 2011

	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$81	$86	$(5)	-5.8%
Sales	13,182	6,136	7,046	114.8
Other	1,235	875	360	41.1
Total sales and service revenue	14,417	7,011	7,406	105.6
Total EGM segment revenue	$14,498	$7,097	$7,401	104.3%

EGM segment gross profit	$8,967	$4,408	$4,559	103.4%
EGM segment gross margin	61.8%	62.1%

EGM segment operating income	$5,853	$1,764	$4,089	231.8%
EGM segment operating margin	40.4%	24.9%

EGM unit information:
Lease seats, end of quarter	217	17	200	1,176.5%

Sold during quarter	661	323	338	104.6%
Average sales price	$19,943	$18,997	$946	5.0%

Total EGM segment revenue for the three months ended January 31, 2012 increased $7.4 million as compared to the same prior year period, primarily due to the following:

•	A 114.8% increase in sales revenue:
o	Driven by the 104.6% increase in units sold;
o
The increase in units sold is the result of the popularity of our new Equinox™ cabinet and our initial Equinox™ placements into the Victoria, Australia market and to a lesser extent increased placements in Asia; and

o	The 5.0% increase in average sales price was primarily due to foreign exchange effects. The average sales price in Australian dollars was essentially unchanged.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $0.6 million due to the exchange effect of a weakening U.S. dollar.

•	An increase of 41.1% in other revenue, driven by an increase in sales of conversion kits and other parts and peripherals.

EGM gross profit increased 103.4% year over year, although EGM gross margin remained relatively flat. The increase in gross profit primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold.

EGM operating income increased 231.8% for the three months ended January 31, 2012 as compared to the same prior year period.  EGM operating margin also increased 1,550 bps for the three months ended January 31, 2012 as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory and products leased and held for lease and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our existing operations for the next 12 months.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of January 31, 2012 was 0.48 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of January 31, 2012 was 0.46 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of January 31, 2012 was 40.94 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $20.8 million as of January 31, 2012 and $17.5 million as of October 31, 2011. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31,	October 31,	Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$26,838	$22,189	$4,649	21.0%
Working capital	$66,497	$67,120	$(623)	(0.9%)
Current ratio	3.0 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Three Months Ended
	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$16,443	$8,287	$8,156	98.4%
Net cash used in investing activities	(14,439)	(14,704)	(265)	(1.8%)
Net cash provided by financing activities	1,734	14,524	(12,790)	(88.1%)
Effects of exchange rates	911	4	907	22,675.0%
Net change in cash and cash equivalents	$4,649	$8,111

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Three Months Ended
	January 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(3,850)	$(4,277)	$(427)	(10.0%)
Purchases of property and equipment	(882)	(930)	(48)	(5.2%)
Purchases of intangible assets	(4,030)	(4,910)	(880)	(17.9%)
Total capital expenditures	$(8,762)	$(10,117)

Operating

Cash flows provided by operating activities increased $8.2 million for the three months ended January 31, 2012 compared to the same prior year period, primarily due to following:

•	Strong operating performance led to an increase in net income of approximately $2.8 million and the difference in non-cash items year over year provided an increase of an additional $2.7 million;

•
A decrease in cash used for inventory of approximately $3.6 million.  We experienced reductions in our inventory balance compared to the prior year as a result of a formal emphasis on inventory management to reduce manufacturing costs and strong revenue performance.  As a result, inventory turns increased from 2.4 times for the three months ended January 31, 2011 to 3.7 times as of January 31, 2012; and

•	Offset by a net decrease in the change of all other operating assets and liabilities of approximately $1.0 million.

Investing

Cash used in investing activities decreased $0.3 million for the three months ended January 31, 2012 compared to the same prior year period, primarily due to the following:

•
Acquisitions of intellectual property and games which were recorded as a business acquisition for accounting purposes were $5.5 million in the current quarter compared with the acquisition of Newton Shuffler, LLC for $6.5 million in the prior year period;

•	Purchases of intangible assets during the quarter decreased by $0.9 million. Current year purchases related primarily to the acquisition of licenses to be used in our EGM segment;

•	Payments for products leased and held for lease decreased by approximately $0.4 million; and

•	Offset by a decrease in the proceeds provided from the sale of leased assets of $2.0 million as compared to the same prior year period.

Financing

Cash flows provided by financing activities decreased $12.8 million for the three months ended January 31, 2012 compared to the same prior year period, primarily due to following:

•	Cash used for debt payments on our Revolver, net of draws, were $1.0 million as compared to a net draw of $12.5 million during the three months ended January 31, 2011; and

•	Increased proceeds from issuances of common stock of $1.0 million, due to an increased weighted average exercise price of options exercised in the current quarter compared to the prior year period.

Indebtedness (See Note 4 of our Notes to Condensed Consolidated Financial Statements)

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

•	the Federal Funds Rate plus .50%

•	the prime commercial lending rate of the Administrative Agent, as defined; and

•	the one month LIBOR rate for such day plus 2.00%

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of January 31, 2012 was 2.06%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of January 31, 2012, the amount drawn under the Revolver was $36.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $163.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures, and new product development for at least the next 12 months. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

DEBT, OTHER LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from the amounts disclosed in our Form 10-K as of October 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Form 10-K for the year ended October 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Interest rate risk. As of January 31, 2012, we had approximately $36.4 million of variable rate debt. Assuming a 1% change in the average interest rate as of January 31, 2012, our annual interest cost would change by approximately $0.4 million.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three months ended January 31, 2012 and 2011, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2012, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2011, see Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2011.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K under Part I, Item 1A. The text of such risk factors, as updated with the disclosure herein, is incorporated herein by reference.  For the three months ended January 31, 2012, there were no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
November 1 through November 30, 2011	-	$-	-	$21,077
December 1 through December 31, 2011	-	-	-	21,077
January 1 through January 31, 2012	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of January 31, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02(e). On December 19, 2011, our board of directors approved cash bonus payments based on our performance during our 2011 fiscal year for our named executive officers. The approved bonus payment amounts are disclosed in our Definitive Proxy on Schedule 14A filed with the Securities and Exchange Commission on February 3, 2012, as further amended on such date, which disclosures are hereby incorporated by reference in this Part II, Item 5.

On November 1, 2011, our board of directors approved performance based performance targets for our named executive officers for 2012, or the 2012 Bonus Plan.  In the meeting, the board set specific performance goals related to the Company’s fiscal year 2012 earnings which represent eighty percent of the bonus possibility and individual performance goals representing the remainder were determined later. Under the 2012 Bonus Plan, the target bonuses for the Company’s named executive officers are as follows:

•	Michael Gavin Isaacs Chief Executive Officer: 50% of base salary;
•	David B. Lopez, Chief Operating Officer: 50% of base salary;
•	Linster W. Fox, Executive Vice President and Chief Financial Officer: 50% of base salary;
•	Louis J Castle, II, Chief Strategy Officer: 50% of base salary;
•	Roger Snow, Executive Vice President: 50% of base salary; and
•	Kathryn S. Lever, General Counsel and Executive Vice President: 50% of base salary.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
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

Date: March 5, 2012

/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs Chief Executive Officer (Principal Executive Officer)

/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)