Form 10-Q
period 2012-04-30
SHUFFLE MASTER INC
filed 2012-06-04
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
OR
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

As of May 31, 2012, there were 55,801,370 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2012

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenue:
Product leases and royalties	$26,947	$24,264	$52,900	$47,840
Product sales and service	39,107	35,619	69,207	55,858
Total revenue	66,054	59,883	122,107	103,698
Costs and expenses:
Cost of leases and royalties	9,427	8,354	18,378	15,536
Cost of sales and service	14,138	15,435	25,419	22,900
Gross profit	42,489	36,094	78,310	65,262
Selling, general and administrative	19,804	17,060	36,984	33,261
Research and development	7,925	6,883	15,452	12,799
Total costs and expenses	51,294	47,732	96,233	84,496

Income from operations	14,760	12,151	25,874	19,202

Other income (expense):
Interest income	174	126	313	252
Interest expense	(378)	(671)	(855)	(1,372)
Other, net	(146)	(1,118)	29	(961)
Total other income (expense)	(350)	(1,663)	(513)	(2,081)
Income before income taxes	14,410	10,488	25,361	17,121
Income tax provision	4,675	2,542	7,977	4,371
Net income	$9,735	$7,946	$17,384	$12,750

Basic earnings per share:	$0.17	$0.15	$0.31	$0.24
Diluted earnings per share:	$0.17	$0.14	$0.31	$0.23

Weighted average shares outstanding:
Basic	55,751	54,374	55,408	54,253
Diluted	56,653	55,010	56,154	54,953

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	April 30, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$22,964	$22,189
Accounts receivable, net of allowance for bad debts of $465 and $402	38,952	39,713
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $26 and $44	5,753	5,006
Inventories	27,138	24,335
Prepaid income taxes	6,654	3,279
Deferred income taxes	4,935	4,911
Other current assets	5,898	4,291
Total current assets	112,294	103,724
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $2 and $5	4,857	3,704
Products leased and held for lease, net	35,184	35,196
Property and equipment, net	15,155	12,849
Intangible assets, net	67,193	66,517
Goodwill	85,393	85,392
Deferred income taxes	2,850	3,038
Other assets	2,490	2,467
Total assets	$325,416	$312,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,415	$5,001
Accrued liabilities and other current liabilities	19,887	21,135
Deferred income taxes	89	96
Customer deposits	3,333	3,407
Income tax payable	4,218	2,595
Deferred revenue	4,031	3,862
Current portion of long-term debt	501	508
Total current liabilities	36,474	36,604
Long-term debt, net of current portion	22,750	38,757
Other long-term liabilities	2,849	2,969
Deferred income taxes	2,549	942
Total liabilities	64,622	79,272
Commitments and Contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 55,698 and 54,196 shares issued and outstanding	557	542
Additional paid-in capital	131,188	114,306
Retained earnings	98,222	80,838
Accumulated other comprehensive income	30,827	37,929
Total shareholders' equity	260,794	233,615
Total liabilities and shareholders' equity	$325,416	$312,887

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,384	$12,750
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,397	11,876
Amortization of debt issuance costs and debt discount	238	238
Share-based compensation	2,049	1,478
Provision for bad debts	108	101
Write-down for inventory obsolescence	707	113
Loss (profit) on sale of leased assets	(603)	(2,379)
Loss (gain) on sale of assets	91	96
Excess tax benefit from exercise of stock options	(1,207)	(771)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(1,970)	(1,221)
Inventories	(4,248)	(5,668)
Accounts payable and accrued liabilities	(2,580)	(16,533)
Customer deposits and deferred revenue	4	777
Prepaid income taxes	(3,377)	2,305
Income taxes payable	1,466	2,404
Deferred income taxes	2,277	1,340
Other	(2,132)	9,604
Net cash provided by operating activities	20,604	16,510

Cash flows from investing activities:
Proceeds from sale of leased assets	1,029	3,810
Proceeds from sale of assets	-	76
Payments for products leased and held for lease	(6,706)	(7,263)
Purchases of property and equipment	(4,240)	(2,001)
Purchases of intangible assets	(4,103)	(6,145)
Acquisition of business	(5,500)	(6,499)
Other	(454)	(446)
Net cash used in investing activities	(19,974)	(18,468)

Cash flows from financing activities:
Proceeds from Revolver	6,000	16,500
Debt payments on Revolver	(22,000)	(10,000)
Proceeds from issuances of common stock, net	14,128	1,610
Excess tax benefit from exercise of stock options	1,207	771
Other	(30)	(20)
Net cash provided by (used in) financing activities	(695)	8,861

Effect of exchange rate changes on cash and cash equivalents	840	92

Net increase in cash and cash equivalents	775	6,995
Cash and cash equivalents, beginning of period	22,189	9,988
Cash and cash equivalents, end of period	$22,964	$16,983

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

Electronic Gaming Machines.  Our EGM segment develops and delivers our PC-based video slot machines into select markets, primarily in Australasia.  We offer a selection of video slot titles which include a range of bonus round options that can be configured as a network of machines or as stand-alone units. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games on the PC3 and PC4 platform. Popular titles for our EGMs include Cats Hats & Bats™, Eureka Gold Mine 2™, Emerald Fortunes™ and King of Babylon™. In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc. consumer products.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on January 5, 2012.  The results of operations for the three and six months ended April 30, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

Reclassification. The Company revised its October 31, 2011, condensed consolidated balance sheet to appropriately classify amounts that were previously included within accounts receivable as current investment in sales-type leases and notes receivable. This revision resulted in a $3.2 million increase in the current investment in sales-type leases and notes receivable with a corresponding reduction to accounts receivable. The revision, which the Company determined is not material, had no impact on total current assets, results of operations or cash flows.

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

Fair value measurement disclosure.  In the current quarter, we adopted an Accounting Standards Update (“ASU”) on how to measure fair value and on what disclosures to provide about fair value measurements, which expands disclosure requirements particularly for Level 3 inputs to include following:

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

Recently issued accounting standards or updates – not yet adopted

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

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect the update to have a material impact on our financial statements.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	April 30, 2012	October 31, 2011
	(In thousands)
Net inventories:
Raw materials and component parts	$13,957	$12,984
Work-in-process	3,874	3,947
Finished goods	9,307	7,404
Total	$27,138	$24,335

	April 30, 2012	October 31, 2011
	(In thousands)
Other current assets:
Other prepaid expenses	2,944	2,302
Other receivables	2,239	1,271
Other	715	718
Total	$5,898	$4,291

	April 30, 2012	October 31, 2011
	(In thousands)
Products leased and held for lease:
Utility	$49,426	$47,073
Less: accumulated depreciation	(33,090)	(29,891)
Utility, net	16,336	17,182

Proprietary Table Games	8,623	6,158
Less: accumulated depreciation	(3,879)	(2,496)
Proprietary Table Games, net	4,744	3,662

Electronic Table Systems	27,298	28,749
Less: accumulated depreciation	(15,470)	(15,571)
Electronic Table Systems, net	11,828	13,178

Electronic Gaming Machines	2,763	1,266
Less: accumulated depreciation	(487)	(92)
Electronic Gaming Machines, net	2,276	1,174

Total, net	$35,184	$35,196

	April 30, 2012	October 31, 2011
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	10,897	13,932
Accrued taxes	2,352	2,124
Other accrued liabilities	6,638	5,079
Total	$19,887	$21,135

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the StargamesTM and CARDTM tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expense was $2.3 million and $2.5 million for the three months ended April 30, 2012 and 2011, respectively and $4.6 and $4.9 million for the six months ended April 30, 2012 and 2011, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average Useful Life	April 30, 2012	October 31, 2011
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10 years	$67,756	$68,999
Less: accumulated amortization		(52,061)	(52,145)
		15,695	16,854
Customer relationships	10 years	26,715	25,688
Less: accumulated amortization		(13,879)	(12,829)
		12,836	12,859
Licenses and other	6 - 9 years	22,750	18,925
Less: accumulated amortization		(8,720)	(7,581)
		14,030	11,344
Total		$42,561	$41,057

The increase in amortizable intangible assets for the six months ended April 30, 2012 relates to our purchase of table games intellectual property and acquisition of licenses to be used in our EGM segment.

Tradenames. Intangibles with an indefinite life, consisting of the Stargames™ and CARD™ tradenames, are not amortized, and were $24.6 million and $25.5 million as of April 30, 2012 and October 31, 2011, respectively.

Goodwill.  Changes in the carrying amount of goodwill for the years ended October 31, 2010, 2011 and the six months ended April 30, 2012, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$42,560	$9,326	$34,188	$11,995	$98,069
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	1,459	-	1,140	1,135	$3,734
Acquisition	4,799	-	-	-	4,799
Other	-	927	-	-	927
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(2,635)	-	(410)	(408)	$(3,453)
Acquisition	-	3,000	-	-	3,000
Other	-	454	-	-	454
Balance as of April 30, 2012	$46,183	$13,707	$12,781	$12,722	$85,393

The $3.0 million of additional goodwill in our PTG segment relates to the acquisition of games and intellectual property that were treated as a business acquisition for accounting purposes.

The $0.5 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million.  The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill.  As of April 30, 2012, we have paid approximately $11.0 million of the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	April 30, 2012	October 31, 2011
	(In thousands)
Revolver	$21,446	$37,446
Other long term debt	1,805	1,819
Total Debt	23,251	39,265
Less: current portion	(501)	(508)
Total long-term debt	$22,750	$38,757

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A., as syndication agent, and Union Bank, N.A., as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest at the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

•	the Federal Funds Rate plus .50%;

•	the prime commercial lending rate of the Administrative Agent, as defined; and

•	the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of April 30, 2012 was 2.0%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of April 30, 2012, the amount drawn under the Revolver was $21.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $178.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of April 30, 2012, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.28 to 1.0, 0.26 to 1.0 and 50.19 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of April 30, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased during the three and six months ended April 30, 2012.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three and six months ended April 30, 2012 and 2011, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net income (loss)	$9,735	$7,946	$17,384	$12,750
Currency translation adjustment	(1,539)	15,281	(7,102)	16,101
Total other comprehensive income (loss)	$8,196	$23,227	$10,282	$28,851

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

Additional paid in capital.  For the six months ended April 30, 2012, the activity in additional paid in capital consisted of $14.1 million in proceeds received from stock option exercises and $2.8 million in share-based compensation expense and related tax effect/benefit from stock option activity.

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

As of April 30, 2012, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 0.9 million and 0.2 million shares available for grant, respectively.

A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2011	4,638	$14.04
Granted	430	12.13
Exercised	(1,289)	10.96
Forfeited or expired	(243)	19.73

Outstanding at April 30, 2012	3,536	$14.54	5.8	$20,837

Fully vested and expected to vest at April 30, 2012	3,491	$14.58	5.7	$20,557

Exercisable at April 30, 2012	2,369	$16.75	4.3	$11,941

There were no stock options granted during the three months ended April 30, 2012 and the weighted average grant date fair value of stock options granted during the six months ended April 30, 2012 was $6.23. The weighted average grant date fair value of stock options granted during the three and six months ended April 30, 2011 was $5.16 and $5.67, respectively.

For the three and six months ended April 30, 2012, 1.0 million and 1.3 million stock options were exercised, respectively. The tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of April 30, 2012, there was approximately $5.2 million of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.9 years.

A summary of activity related to restricted stock is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Nonvested at November 1, 2011	394	$10.53
Granted	455	12.35
Vested	(134)	11.41
Forfeited	(14)	6.40

Nonvested at April 30, 2012	701	$11.63	1.86	$12,392

Expected to vest	666	$11.61	1.82	$11,775

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of April 30, 2012, there was approximately $7.3 million of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.0 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
	(In thousands)
Compensation costs:
Stock options	$512	$467	$1,003	$988
Restricted stock	605	276	1,046	490
Total compensation cost	$1,117	$743	$2,049	$1,478
Related tax benefit	$(389)	$(260)	$(713)	$(516)

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

	Three Months Ended April 30, 2012	Six Months Ended April 30, 2012
Option valuation assumptions:
Expected dividend yield	N/A	None
Expected volatility	N/A	64.9%
Risk-free interest rate	N/A	0.7%
Expected term	N/A	4.5 years

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three and six months ended April 30, 2012 was 32.4% and 31.5%, respectively. Our effective income tax rate from continuing operations for the three and six months ended April 30, 2011 was 24.2% and 25.5%, respectively. The higher effective income tax rate for the six months ended April 30, 2012 compared to the prior year period is attributable to nondeductible expenses recorded in the current period for transaction costs related to the Ongame (as defined below under Note 11) acquisition and changes in valuation allowances.  Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions and related accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Net income available to common shares	$9,735	$7,946	$17,384	$12,750

Basic
Weighted average shares	55,751	54,374	55,408	54,253

Diluted
Weighted average shares, basic	55,751	54,374	55,408	54,253
Dilutive effect of options	902	636	746	700
Weighted average shares, diluted	56,653	55,010	56,154	54,953

Basic earnings per share	$0.17	$0.15	$0.31	$0.24
Diluted earnings per share	$0.17	$0.14	$0.31	$0.23

Weighted average anti-dilutive shares excluded from diluted EPS	1,618	3,417	2,105	3,211

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  The fair value of our Revolver as of April 30, 2012 and October 31, 2011 has been calculated based on market borrowing rates available as of April 30, 2012 and October 31, 2011, respectively, for debt with similar terms and maturities. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value April 30, 2012	Fair Value April 30, 2012	Carrying Value October 31, 2011	Fair Value October 31, 2011	Fair Value Hierarchy

Revolver	$21,446	$21,564	$37,446	$37,679	Level 2

10. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Revenue:
Utility	$24,990	$19,172	$44,606	$36,533
Proprietary Table Games	11,954	10,546	25,629	21,772
Electronic Table Systems	6,866	11,797	15,130	19,928
Electronic Gaming Machines	22,244	18,368	36,742	25,465
	$66,054	$59,883	$122,107	$103,698
Gross profit (loss):
Utility	$16,154	$11,584	$27,337	$22,432
Proprietary Table Games	9,818	8,405	21,360	17,667
Electronic Table Systems	2,684	4,837	6,813	9,487
Electronic Gaming Machines	13,833	11,268	22,800	15,676
	$42,489	$36,094	$78,310	$65,262
Operating income (loss):
Utility	$14,202	$9,858	$23,652	$19,086
Proprietary Table Games	6,736	7,385	16,641	15,760
Electronic Table Systems	(838)	1,719	(121)	3,532
Electronic Gaming Machines	10,394	8,393	16,247	10,157
Unallocated Corporate	(15,734)	(15,204)	(30,545)	(29,333)
	$14,760	$12,151	$25,874	$19,202
Depreciation and amortization:
Utility	$1,899	$1,947	$3,675	$3,199
Proprietary Table Games	1,350	1,456	2,603	2,769
Electronic Table Systems	1,653	1,705	3,310	3,903
Electronic Gaming Machines	345	60	543	128
Unallocated Corporate	1,133	947	2,266	1,877
	$6,380	$6,115	$12,397	$11,876
Capital expenditures:
Utility	$990	$2,169	$2,210	$4,366
Proprietary Table Games	664	746	2,204	6,175
Electronic Table Systems	506	1,516	2,226	3,077
Electronic Gaming Machines	872	67	5,130	67
Unallocated Corporate	3,255	794	3,279	1,724
	$6,287	$5,292	15,049	$15,409

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended April 30,				Six Months Ended April 30,
	2012		2011		2012		2011
	(Dollars in thousands)
Revenue:
United States	$28,771	43.6%	$24,345	40.7%	$54,955	45.0%	$50,350	48.6%
Canada	2,226	3.4%	1,882	3.1%	3,744	3.1%	3,274	3.2%
Other North America	1,125	1.7%	1,592	2.7%	2,178	1.8%	2,360	2.3%
Europe	2,440	3.7%	2,236	3.7%	4,027	3.3%	3,642	3.5%
Australia	25,293	38.3%	24,563	41.0%	43,987	36.0%	35,514	34.2%
Asia	6,016	9.1%	4,822	8.1%	12,665	10.4%	7,776	7.5%
Other	183	0.2%	443	0.7%	551	0.4%	782	0.7%
	$66,054	100.0%	$59,883	100.0%	$122,107	100.0%	$103,698	100.0%

11. COMMITMENTS AND CONTINGENCIES

Ongame Network Ltd. On March 5, 2012, through our wholly-owned subsidiary Shuffle Master International, Inc., we entered into a definitive agreement to acquire Ongame Network Ltd., a limited liability company incorporated and existing under the laws of Gibraltar (“Ongame”), from bwin.party services (Austria) GmbH (“bwin.party”). Ongame is one of the world’s largest business to business online poker providers.

The acquisition is subject to completion of certain conditions, including the continued material accuracy of the parties’ representations and warranties; the performance of and compliance with all covenants in the definitive agreement; and the receipt of required regulatory approvals.  The closing of the transaction is expected to occur not more than nine months following execution of the definitive agreement (the “Closing”).  As consideration for the acquisition of the shares of Ongame, and indirectly the acquisition of Ongame’s subsidiaries, at the Closing we will pay €19.5 million (approximately $25.8 million using the translation rate available as of April 30, 2012) in cash, subject to certain adjustments at Closing.  We may also become obligated to additionally pay up to €10 million in cash within five years of Closing contingent upon the commencement of legalized, real-money online poker in the U.S. occurring, if at all, within five years of Closing.  The €10 million (approximately $13.2 million using the translation rate available as of April 30, 2012) contingent payment decreases through the five-year period.  The contingent payment will be €10 million if real-money online poker is legalized in the U.S. on or before 730 days following Closing, €7 million if legalized on or after 731 days following Closing and on or before 1,095 days following Closing, €5 million on or after 1,096 days following Closing and on or before 1,461 days following Closing, and €3 million on or after 1,462 days following Closing and on or before 1,826 days following Closing.  We expect to fund the acquisition with cash on hand and availability on the Senior Secured Revolving Credit Facility.

The obligations of the signatories under the definitive agreement are guaranteed by each party’s ultimate parent entity to the benefit of the respective other party.

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreement. As of April 30, 2012 and October 31, 2011, minimum aggregate severance benefits totaled $7.4 million and $6.6 million, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  We have not recorded any loss accruals for these contingencies other than as we have considered reasonable for the matters noted below. Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation after the date of this Form 10-Q, except as may be required by applicable law, statute or regulation.

TableMAX – In April 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master® product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  In August 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc. the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661, (collectively “TableMAX”), filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master® infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  In August 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of our Table Master® product.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and the Court also denied without prejudice various motions for summary judgment that we filed. During the discovery process, TableMAX made new allegations that certain of our Vegas Star® products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint"), which has materially the same allegations as the Second Complaint, except that it alleges that our Vegas Star® product allegedly infringes all of the patents in suit. A document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding our Vegas Star® product to only one of TableMAX's patents in suit.

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

Macau Rapid Baccarat ® Patent Issue – On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from Macau SAR seized a Shuffle Master, Inc. (“SMI”) Rapid Baccarat ® unit related to a claim by a Macau patent holder of our alleged patent infringement.  On October 27, 2009, the governmental official in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed based upon the report of the Macau customs officials.  In November 2009, the patent holder appealed this finding to the Macau Courts. On or about January 20, 2010, over our objection, the judge considering the patent holder’s appeal found that his appeal was timely filed.

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

On May 4, 2012, the patent holder along with a company apparently controlled by the patent holder (collectively the "patent holders") requested that the Macau Court enjoin us and certain other exhibitors from infringing the patent holders' patents during the G2E Asia Gaming Show held May 22 through May 24.  On May 15, 2012, the Macau Court signed a written decision enjoining us and certain other exhibitors from infringing these patents, even though the court decision did not specifically identify which of our products at the G2E Asia Gaming Show would allegedly infringe such patents.  On May 22, 2012, Macau Customs instructed the Company to cover our Rapid Table Games™ Multi Game product at the G2E Asia Gaming Show and we complied.  On May 23, 2012, we received Court approval to post a bond of approximately $0.1 million in substitution of the injunction and to permit us to display the Rapid Table GamesTM Multi Game product. Notwithstanding that on May 23, 2012, we displayed the Rapid Table Games™ Multi Game product on the advice of our Macau counsel following the Macau Court allowing us to post a bond, we believe that Macau government officials are investigating the timing of lifting of the cover off the Rapid Table GamesTM Multi Game product and whether such action may give rise to any alleged criminal charges against SMAL or its officers. The patent holders are required to file civil action for patent infringement and to attempt to claim other alleged damages within ten days from the date of service of the injunction. As with the other claim, we believe that all of these claims are entirely without merit and we intend to continue to vigorously defend this matter.

Wright Matter – On November 7, 2009, Sam Wright was playing a Vegas Star ® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42.0 million appeared on the machine.  On or about April 2010, we received notice that Mr. Wright had filed a patron dispute with the Louisiana State Police Gaming Division.    In October 2010, the Louisiana State Police Gaming Division concluded in regard to the patron dispute that there was no violation of state law, rule or internal control. Mr. Wright was unsuccessful in the patron dispute.

In November 2010, Mr. Wright filed a Petition for Damages (the “Wright Complaint”) with the Civil District Court for the Parish of Orleans, State of Louisiana, naming  the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively, “Harrah’s) as defendants.  The Petition claimed damages of approximately $43.0 million plus possible treble damages, attorneys’ fees and costs.  The Company could have had possible indemnity obligations to Harrah’s if a judgment had been entered.   In February 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   On February 2012, the Company attended a Court ordered settlement conference, in which the Wright Complaint and the Declaratory Relief Complaint (discussed below) were settled between the parties without admission of liability by either the Company or Harrah’s.  Effective May 8, 2012, the Wright Compliant and the Declaratory Relief Complaint were dismissed with prejudice.

Axis Surplus Insurance Company (“Axis”) was the Company’s insurance carrier with respect to the Wright Complaint.  In November 2011, we filed a Complaint for Declaratory Judgment (the “Declaratory Relief Complaint”) in the United States District Court for the Eastern District of Louisiana against Axis seeking, pursuant to our policy (a) Axis to provide full policy coverage and defense; (b) Axis to pay all legal fees and expenses incurred by us in the defense of the Wright Complaint; and (c) Axis to make all reasonable efforts to protect us from risk of excess judgment.  The Declaratory Relief Complaint was dismissed with prejudice as discussed above.

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

•
Expectations regarding the potential acquisition of Ongame Networks Ltd., (“Ongame”) including the expected timing of consummation of, potential benefits of and sources of cash to fund such acquisition;

•	Increasing our Proprietary Table Games content through development or acquisitions of new proprietary titles;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	The growth opportunities and revenue potential from our i-Table®, i-Table Roulette™ and MD3™ Shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment;

•	Expected increases in leasing revenue in the Utility segment, driven by the MD3TM shuffler, with the majority of upgrade placements expected to be leases;

•	Expectations to begin revenue generation from Vegas StarTM Live Roulette;

•	Expectations that Electronic Gaming Machines revenues will continue to come from sales of EGMs in Australia;

•	Expected growth of additional international markets, including Asia and Latin America;

•	Expectations of Equinox™ placement in 2012 exceeding 2011 levels;

•
Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service and other liquidity requirements of existing operations for at least the next 12 months;

•	Company expectations with respect to outstanding litigation;

•	Growing capital expenditures in proportion to revenue as a result of our leasing model extending into more capital-intensive products; and

•	Expectations with respect to foreign currency exchange rate fluctuation risk.

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

•	Failure to maintain our regulatory licenses or obtain new licenses where necessary;

•	Legislative and regulatory changes that impact us or our customers;

•	Non-compliance with the covenants in our senior secured credit agreement, including as a result of factors that are beyond our control;

•	Delays or inability to meet the closing conditions for the Ongame acquisition;

•	High volatility or extreme changes in foreign currency exchange rates;

•	Difficulties or delays in, or being prevented from, carrying out acquisitions and subsequent integration of acquired businesses;

•	Difficulties in maintaining and protecting our intellectual property rights;

•	Potential infringement of the intellectual property rights of third parties;

•	Adverse outcomes with respect to litigation regarding intellectual property, including our payment of damages, constraints on our business and operations and invalidation of our intellectual property;

•	Involvement in other legal proceedings, and adverse outcomes with respect to such proceedings which could have a materially adverse effect on our business or prospects;

•	Disruption or delays in our or our suppliers’ manufacturing processes that could prevent us from meeting demand for our products;

•	Revenue losses in any of our business segments due to technical difficulties or fraudulent activities experienced by end users;

•	Inability to obtain market acceptance of products currently in development;

•	Inability to maintain a competitive technological position with respect to our competitors and competitive products;

•	Lower than expected revenues from our transition in certain products to a lease-based commercialization model;

•	Decreased demand for our products, including as a result of developments with respect to competitive products;

•	Adverse economic conditions in the gaming industry, which is our sole industry of focus; and

•	Adverse developments with respect to economic, political, legal and other risks associated with our international sales and operations.

In addition, refer to the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as filed with the Securities and Exchange Commission on January 5, 2011, and as incorporated by reference in Part II, Item 1A of this 10-Q, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

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

On March 5, 2012, through our wholly-owned subsidiary Shuffle Master International, Inc., we entered into a definitive agreement to acquire Ongame, a limited liability company incorporated and existing under the laws of Gibraltar, from bwin.party services (Austria) GmbH (“Seller”). Ongame is one of the world’s largest business to business online poker providers.

The acquisition is subject to completion of certain conditions, including the continued material accuracy of the parties’ representations and warranties; the performance of and compliance with all covenants in the definitive agreement; and the receipt of required regulatory approvals.  The closing of the transaction is expected to occur not more than nine months following execution of the definitive agreement.

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

Currently, Utility segment revenue is derived substantially from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers on month-to-month license arrangements, which provides us with monthly royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement, as well as game conversion kits.  Upon the acquisition of Ongame, we will begin consolidating their results of operations which will include revenues from licensing the use of Ongame’s business-to-business online poker platform.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler upgrade initiative. We expect the next revenue driver to be our new MD3™ shuffler.  The MD3™ is our next generation upgrade for the legacy MD series shufflers. As the MD1 reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 shufflers, both leased and previously sold, with the MD3™ shuffler. The majority of these placements are expected to be leases.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Australia, Asia and Latin America. Growth drivers for the Utility segment outside the United States are new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau. In the current year, we have seen an increase in the demand for our shufflers in Macau, particularly the MD3™.

Proprietary Table Games

•
Majority of our PTG segment revenue is derived from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With the opening of new casino markets in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

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
o
The new i-Table® and i-Table Roulette™ combine an electronic betting interface with a live table game and graphically-enhanced central display screens.  We expect these products to provide us with growth opportunities in domestic and international markets if they achieve customer acceptance;

o
In Australia and Asia, we have begun generating revenue from placements of our new multi-game feature on Rapid Table Games®, which offers enhanced live statistics at the touch of a button and betting can be conducted across multiple games.

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

•
We are pursuing opportunities for sales growth in additional jurisdictions in Australia.  We also expect growth in additional international markets such as Asia and Latin America. Initial installations into Asia began during the third quarter 2011, of which a majority was Equinox™ and in the current year we have placed units in Mexico and Latin America.

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, and amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the MD3™ and one2six® Plus, our i-Shoe® Auto card recognition products, as well as other table accessories, such as the i-Shoe® and the i-Score™ display. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.  Upon the acquisition of Ongame, we will begin consolidating their results of operations, which will include cost of sales, selling, general and administrative expenses, as well as research and development.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,				Six Months Ended April 30,
	2012		2011		2012		2011
	(Dollars in thousands)
Revenue:
Utility	$24,990	37.8%	$19,172	32.0%	$44,606	36.5%	$36,533	35.2%
Proprietary Table Games	11,954	18.1%	10,546	17.6%	25,629	21.0%	21,772	21.0%
Electronic Table Systems	6,866	10.4%	11,797	19.7%	15,130	12.4%	19,928	19.2%
Electronic Gaming Machines	22,244	33.7%	18,368	30.7%	36,742	30.1%	25,465	24.6%

Total revenue	66,054	100.0%	59,883	100.0%	122,107	100.0%	103,698	100.0%
Cost of revenue	23,565	35.7%	23,789	39.7%	43,797	35.9%	38,436	37.1%

Gross profit	42,489	64.3%	36,094	60.3%	78,310	64.1%	65,262	62.9%
Selling, general and administrative	19,804	30.0%	17,060	28.5%	36,984	30.3%	33,261	32.1%
Research and development	7,925	12.0%	6,883	11.5%	15,452	12.7%	12,799	12.3%

Income from operations	14,760	22.3%	12,151	20.3%	25,874	21.1%	19,202	18.5%
Other income (expense):
Interest income	174	0.3%	126	0.2%	313	0.3%	252	0.2%
Interest expense	(378)	(0.6%)	(671)	(1.1%)	(855)	(0.7%)	(1,372)	(1.3%)
Other, net	(146)	(0.2%)	(1,118)	(1.9%)	29	0.0%	(961)	(0.9%)
Total other income (expense)	(350)	(0.5%)	(1,663)	(2.8%)	(513)	(0.4%)	(2,081)	(2.0%)

Income from operations before tax	14,410	21.8%	10,488	17.5%	25,361	20.7%	17,121	16.5%
Income tax provision	4,675	7.1%	2,542	4.2%	7,977	6.5%	4,371	4.2%
Net income	$9,735	14.7%	$7,946	13.3%	$17,384	14.2%	$12,750	12.3%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$26,947	$24,264	11.1%	$52,900	$47,840	10.6%
Sales and service	39,107	35,619	9.8%	69,207	55,858	23.9%
Total	$66,054	$59,883	10.3%	$122,107	$103,698	17.8%

Cost of revenue:
Leases and royalties	$9,427	$8,354	12.8%	$18,378	$15,536	18.3%
Sales and service	14,138	15,435	(8.4%)	25,419	22,900	11.0%
Total	$23,565	$23,789	(0.9%)	$43,797	$38,436	13.9%

Gross profit:
Leases and royalties	$17,520	$15,910	10.1%	$34,522	$32,304	6.9%
Sales and service	24,969	20,184	23.7%	43,788	32,958	32.9%
Total	$42,489	$36,094	17.7%	$78,310	$65,262	20.0%

Gross margin:
Leases and royalties	65.0%	65.6%		65.3%	67.5%
Sales and service	63.8%	56.7%		63.3%	59.0%
Total	64.3%	60.3%		64.1%	62.9%

Three months ended April 30, 2012 compared to three months ended April 30, 2011

Revenue

Our revenue for the three months ended April 30, 2012 increased $6.2 million over the same prior year period, primarily due to the following:

•	Increase of $3.5 million in our sales and service revenue:
o	Increase in shuffler sales in Asia and to new casino openings in the United States;
o
Increase in our EGM segment driven by a substantial increase in sold units due to the continued popularity of our Equinox™ cabinet, the introduction of our new Super Topbox for the Equinox™ cabinet, as well as our expansion into the Victoria, Australia market; and

o	Offset by decreased revenue in our ETS segment primarily driven by decreases in the number of seats sold.

•	Increase of $2.7 million in our leases and royalties revenue was primarily due to our strategic focus on leasing:
o	Increased PTG lease and royalty revenue due to a 27.2% increase in units on lease; and
o	Increased Utility lease revenue due to a 13.5% increase in shuffler units on lease, driven by MD3®, primarily in the United States and Asia.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.6 million due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the three months ended April 30, 2012 increased 400 basis points (“bps”) to 64.3% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o	Utility was favorably impacted by increases in the number of shufflers sold and increased average sales price;
o	Increased margins in the PTG segment were driven primarily by an increase in the number of units on lease; and
o	EGM was favorably impacted by increases in the number of units sold and increased average sales prices.

•	Partially offset by ETS which was unfavorably impacted by reductions in the number of units sold and average sales prices; and

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $0.3 due to the exchange effect of a weakening U.S. dollar.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

Revenue

Our revenue for the six months ended April 30, 2012 increased $18.4 million over the same prior year period, primarily due to the following:

•	Increase of $13.3 million in our sales and service revenue:
o
Increase in our EGM segment driven by a substantial increase in sold units due to the continued popularity of our Equinox™ cabinet, the introduction of our new Super Topbox for the Equinox™ cabinet, as well as our expansion into the Victoria, Australia market;

o	Increase in shuffler sales in Asia and to new casino openings in the United States;
o	$2.3 million in settlement and license fees from online operators driven by our strategy to protect and license our intellectual property; and
o	Offset by decreased revenue in our ETS segment primarily driven by decreases in the number of seats sold.

•	Increase of $5.1 million in our leases and royalties revenue was primarily due to our strategic focus on leasing:
o	Increased Utility lease revenue due to a 13.5% increase in shuffler units on lease, primarily in the United States and Asia; and
o	Increased PTG lease and royalty revenue due to a 27.2% increase in units on lease.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $1.6 million due to the exchange effect of a weakening U.S. dollar.

Gross margin

Our gross margin for the six months ended April 30, 2012 increased 120 bps to 64.1% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o
Increased margins in the PTG segment were driven primarily by settlement and license fees of $2.3 million from online operators with little associated direct costs and an increase in the number of units on lease; and

o	EGM was favorably impacted by increases in the number of units sold and increased average sales prices.

•	Partially offset by ETS which was unfavorably impacted by reductions in the number of units sold and decrease in average sales prices.

•	Impact of foreign currency fluctuations:
o	Total gross profit was positively impacted by approximately $1.0 due to the exchange effect of a weakening U.S. dollar.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)

Selling, general and administrative	$19,804	$17,060	16.1%	$36,984	$33,261	11.2%
Percentage of revenue	30.0%	28.5%		30.3%	32.1%

Research and development	$7,925	$6,883	15.1%	$15,452	$12,799	20.7%
Percentage of revenue	12.0%	11.5%		12.7%	12.3%

Total operating expenses	$27,729	$23,943	15.8%	$52,436	$46,060	13.8%
Percentage of revenue	42.0%	40.0%		42.9%	44.4%

Three months ended April 30, 2012 compared to three months ended April 30, 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $2.7 million for the three months ended April 30, 2012, as compared to the same prior year period. This increase primarily reflects the following:

•	Ongame acquisition related expenses:
o	Ongame acquisition and due diligence expenses and related professional fees of approximately $1.5 million.

•	Compensation expense:
o
Increase of approximately $1.2 million in payroll and related expenses, partially driven by hiring of several executive level positions during fiscal 2011, including our Chief Executive Officer, our General Counsel and our Chief Strategy Officer, as well as sales and profit driven compensation expenses due to increased revenue during the three months ended April 30, 2012, as compared to the prior year period.

Research & development (“R&D”) expenses:

The following projects have been the focus of our R&D efforts during the three months ended April 30, 2012:

•	EGM:
o	R&D efforts were spent on developing additional new EGM titles for the Equinox™ cabinet and to support ongoing business growth and geographic expansion into Asia.

•	ETS:
o	Expenses primarily related to the development of updated ETS products including Table Master®, Rapid Table Games® and Vegas Star® as well as ongoing development of i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of next generation shufflers, as well as ongoing development of our existing Utility products.

•	PTG
o	Ongoing enhancements to the successful progressive offering to our table game titles including the development of our Operator Wide Area Progressive (“O-WAP”); and
o	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $3.7 million for the six months ended April 30, 2012, as compared to the same prior year period. This increase primarily reflects the following:

•	Compensation expense
o
Increase of approximately $2.3 million in payroll and related expenses, partially driven by hiring of several executive level positions during fiscal 2011, including our Chief Executive Officer, our General Counsel and our Chief Strategy Officer, as well as sales and profit driven compensation expenses due to increased revenue during the three months ended April 30, 2012, as compared to the prior year period.

•	Ongame acquisition related expenses:
o	Ongame acquisition and due diligence expenses and related professional fees of approximately $1.5 million.

Research & development (“R&D”) expenses:

The following projects have been the focus of our R&D efforts during the six months ended April 30, 2012:

•	EGM:
o	R&D efforts were spent on developing additional new EGM titles for the Equinox™ cabinet and to support ongoing business growth and geographic expansion into Asia.

•	ETS:
o	Expenses primarily related to the development of updated ETS products including Table Master®, Rapid Table Games® and Vegas Star® as well as ongoing development of i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of next generation shufflers, as well as ongoing development of our existing Utility products.

•	PTG
o	Ongoing enhancements to the successful progressive offering to our table game titles including the development of our O-WAP; and
o	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$3,107	$2,597	19.6%	$5,962	$5,007	19.1%
Amortization	1,482	1,722	(13.9%)	2,871	3,349	(14.3%)
Total	4,589	4,319	6.3%	8,833	8,356	5.7%

Operating expenses:
Depreciation	939	1,017	(7.7%)	1,883	1,990	(5.4%)
Amortization	852	779	9.4%	1,681	1,530	9.9%
Total	1,791	1,796	(0.3%)	3,564	3,520	1.3%

Total:
Depreciation	4,046	3,614	12.0%	7,845	6,997	12.1%
Amortization	2,334	2,501	(6.7%)	4,552	4,879	(6.7%)
Total	$6,380	$6,115	4.3%	$12,397	$11,876	4.4%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property and customer relationships.

Three months ended April 30, 2012 compared to three months ended April 30, 2011

Total depreciation and amortization included in gross margin increased 6.3% in the three months ended April 30, 2012 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses decreased 0.3% in the three months ended April 30, 2012 as compared to the same prior year period. Depreciation expenses decreased as various assets reached the end of their estimated useful lives. The increase in amortization expenses relates primarily to amortization of the intellectual property acquired under the purchase agreement with Newton Shuffler, LLC during prior year period.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

Total depreciation and amortization included in gross margin increased 5.7% in the six months ended April 30, 2012 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility, ETS and EGM segments as the underlying intangible assets reached the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 1.3% in the six months ended April 30, 2012 as compared to the same prior year period. Depreciation expenses decreased as various assets reached the end of their estimated useful lives. The increase in amortization expenses relates primarily to amortization of the intellectual property acquired under the purchase agreement with Newton Shuffler, LLC during prior year period.

INCOME TAXES

Three months ended April 30, 2012 compared to three months ended April 30, 2011

The effective income tax rate from continuing operations for the three months ended April 30, 2012 increased to 32.4% during the three months ended April 30, 2012, as compared to 24.2% in the prior year period. This increase primarily reflects the following:

•     Nondeductible expenses recorded in the current period for transaction costs related to the Ongame acquisition and related expenses;

•     Beneficial U.S. R&D tax credit in the prior year period which was not reinstated in the current year period; and

•     Changes in valuation allowances.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

The effective income tax rate from continuing operations for the six months ended April 30, 2012 increased to 31.5% during the six months ended April 30, 2012, as compared to 25.5% in the prior year period. This increase primarily reflects the following:

•     Nondeductible expenses recorded in the current period for transaction costs related to the Ongame acquisition and related expenses;

•     Beneficial U.S. R&D tax credit in the prior year period which was not reinstated in the current year period; and

•     Changes in valuation allowances.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended April 30, 2012 compared to three months ended April 30, 2011

	Three Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit amounts)
Utility Segment Revenue:
Lease	$11,579	$10,275	$1,304	12.7%
Sales - Shuffler	10,257	5,252	5,005	95.3
Sales - Chipper	292	360	(68)	(18.9)
Service	1,758	1,684	74	4.4
Other	1,104	1,601	(497)	(31.0)
Total sales and service	13,411	8,897	4,514	50.7
Total Utility segment revenue	$24,990	$19,172	$5,818	30.3%

Utility segment gross profit	$16,154	$11,584	$4,570	39.5%
Utility segment gross margin	64.6%	60.4%

Utility segment operating income	$14,202	$9,858	$4,344	44.1%
Utility segment operating margin	56.8%	51.4%

Shuffler unit information:
Lease units, end of period(1)	8,261	7,278	983	13.5%
Average monthly lease price	$467	$471	$(4)	(0.8%)

Sold units during the period	653	355	298	83.9%
Average sales price	$15,708	$14,794	$914	6.2%

Chipper unit information:
Lease units, end of period(1)	195	202	(7)	(3.5%)

Sold units during the period	17	18	(1)	(5.6%)
Average sales price	$17,176	$20,000	$(2,824)	(14.1%)

(1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue the three months ended April 30, 2012 increased $5.8 million as compared to the same prior year period, primarily due to the following:

•    A 95.3% increase in shuffler sales revenue:
o
An increase of 83.9% in the number of units sold, driven primarily by increased shuffler sales in Asia and shuffler sales in the United States primarily to new casinos opening and replacement of previously sold shufflers; and

o	An increase of 6.2% in shuffler average sales price driven by changes in the mix of shuffler models sold.

•    A 12.7% increase in lease revenue:
o	An increase in the number of MD2™ units on lease in Asia and MD3™ units on lease in the United States; and
o
Placements of the newly introduced MD3™ shuffler, which accounted for the majority of our new lease placements during the quarter.  The MD3™ lease base has grown to over 500 units as of the end of the quarter.

Utility gross profit increased 39.5% year over year and utility gross margin increased 420 bps to 64.6% as compared to the same prior year period primarily related to the following:

•      The overall increase in total revenues as noted above;

•    Offset by depreciation on the newly-installed leased shufflers that was proportionally higher than the increase in lease revenue.

Utility operating income increased 44.1% for the three months ended April 30, 2012 as compared to the same prior year period, and operating margin increased 540 bps to 56.8%.  These changes primarily related to the changes described in gross profit and gross margin above.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit amounts)
Utility Segment Revenue:
Lease	$22,872	$20,281	$2,591	12.8%
Sales - Shuffler	15,450	9,692	5,758	59.4
Sales - Chipper	460	473	(13)	(2.7)
Service	3,466	3,312	154	4.6
Other	2,358	2,775	(417)	(15.0)
Total sales and service	21,734	16,252	5,482	33.7
Total Utility segment revenue	$44,606	$36,533	$8,073	22.1%

Utility segment gross profit	$27,337	$22,432	$4,905	21.9%
Utility segment gross margin	61.3%	61.4%

Utility segment operating income	$23,652	$19,086	$4,566	23.9%
Utility segment operating margin	53.0%	52.2%

Shuffler unit information:
Lease units, end of period(1)	8,261	7,278	983	13.5%
Average monthly lease price	$461	$464	$(3)	(0.6%)

Sold units during the period	1,002	619	383	61.9%
Average sales price	$15,419	$15,658	$(239)	(1.5%)

Chipper unit information:
Lease units, end of period(1)	195	202	(7)	(3.5%)

Sold units during the period	24	23	1	4.3%
Average sales price	$19,167	$20,565	$(1,398)	(6.8%)

(1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue for the six months ended April 30, 2012 increased $8.1 million as compared to the same prior year period, primarily due to the following:

•    A 59.4% increase in shuffler sales revenue:
o
An increase of 61.9% in the number of units sold, driven primarily by increased shuffler sales in Asia and shuffler sales in the United States primarily to new casinos opening and replacement of previously sold shufflers.

•    A 12.8% increase in lease revenue:
o	An increase in the number of MD2™ units on lease in Asia and MD3™ units on lease in the United States; and
o
Placements of the newly introduced MD3™ shuffler, which accounted for the majority of our new lease placements during the year to date period.  The MD3™ lease base has grown to over 500 units as of the end of the quarter.

Utility gross profit increased 21.9% year over year and utility gross margin remained relatively consistent as compared to the same prior year period primarily related to the following:

•     The overall increase in total revenues as noted above;

•    Offset by depreciation on the newly-installed leased shufflers that was proportionally higher than the increase in lease revenue.

Utility operating income increased 23.9% for the six months ended April 30, 2012 as compared to the same prior year period, and operating margin remained relatively consistent.  These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended April 30, 2012 compared to three months ended April 30, 2011

	Three Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit amounts)

PTG segment revenue:
Royalties and leases	$11,732	$10,370	$1,362	13.1%
Sales	139	73	66	90.4
Service	36	30	6	20.0
Other	47	73	(26)	(35.6)
Total sales and service revenue	222	176	46	26.1
Total PTG segment revenue	$11,954	$10,546	$1,408	13.4%

PTG segment gross profit	$9,818	$8,405	$1,413	16.8%
PTG segment gross margin	82.1%	79.7%

PTG segment operating income	$6,736	$7,385	$(649)	(8.8%)
PTG segment operating margin	56.3%	70.0%

PTG unit information (1):
Premium units, end of period	2,667	2,391	276	11.5%
Side bet units, end of period	2,488	1,905	583	30.6%
Progressive units, end of period	1,108	724	384	53.0%
Add-on units, end of period	319	154	165	107.1%
Total revenue generating lease base	6,582	5,174	1,408	27.2%

Average monthly lease/license price	$594	$668	$(74)	(11.1%)

Sold during period	2	6	(4)	(66.7%)
Average sales price	$35,500	$12,167	$23,333	191.8%
(1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue for the three months ended April 30, 2012 increased $1.4 million as compared to the same prior year period, primarily due to the following:

•	A 13.1% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em® and Mississippi Stud®;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker® Progressive and Ultimate Texas Hold ‘Em® Progressive;
o	Increased placements of side bets in the United States, primarily Fortune Pai Gow Poker® and the acquisition of the Fire Bet® side bet during the prior quarter; and
o	Offset by an 11.1% decrease in average monthly lease/license price due to the change in mix of table game units on lease.

•	A 90.4% increase in PTG sales revenue:
o	Driven primarily by $0.07 million settlement and license fees from online operators for prior use of our intellectual property; and
o	Sales of table games remained relatively flat year over year and the average sales price increased due to the mix of table game units sold.

PTG gross profit increased 16.8% year over year. PTG gross margin increased by 240 bps to 82.1% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues.

PTG operating income decreased 8.8% year over year and operating margin decreased 1,370 bps to 56.3% as compared to the same prior year period.  The decrease in operating income and operating margin primarily related to the following:

•	An increase in R&D costs associated with the development of games and platforms for online, social gaming, and mobile devices by SHFL InteractiveSM; and

•	Offset by the increase in gross margin and gross profit referred to above.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit amounts)

PTG segment revenue:
Royalties and leases	$23,055	$20,661	$2,394	11.6%
Sales	2,389	894	1,495	167.2
Service	65	57	8	14.0
Other	120	160	(40)	(25.0)
Total sales and service revenue	2,574	1,111	1,463	131.7
Total PTG segment revenue	$25,629	$21,772	$3,857	17.7%

PTG segment gross profit	$21,360	$17,667	$3,693	20.9%
PTG segment gross margin	83.3%	81.1%

PTG segment operating income	$16,641	$15,760	$881	5.6%
PTG segment operating margin	64.9%	72.4%

PTG unit information (1):
Premium units, end of period	2,667	2,391	276	11.5%
Side bet units, end of period	2,488	1,905	583	30.6%
Progressive units, end of period	1,108	724	384	53.0%
Add-on units, end of period	319	154	165	107.1%
Total revenue generating lease base	6,582	5,174	1,408	27.2%

Average monthly lease/license price	$584	$666	$(82)	(12.3%)

Sold during period	2	19	(17)	(89.5%)
Average sales price	$35,500	$47,053	$(11,553)	(24.6%)

 (1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue for the six months ended April 30, 2012 increased $3.9 million as compared to the same prior year period, primarily due to the following:

•	A 11.6% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em® and Mississippi Stud®;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker® Progressive and Ultimate Texas Hold ‘Em® Progressive; and
o	Increased placements of side bets in the United States, primarily Fortune Pai Gow Poker® and the acquisition of the Fire Bet® side bet during the period; and
o	Offset by a 12.3% decrease in average monthly lease/license price due to the change in mix of table game units on lease.

•	A 167.2% increase in PTG sales revenue:
o	Driven by $2.3 million settlement and license fees from online operators in line with our strategy to protect and license our intellectual property; and

o
Offset by an 89.5% decrease in sold units, driven primarily by our strategic focus on leasing versus sales.  The prior year period included sales of premium table games, primarily Three Card Poker and Let it Ride Bonus® lifetime licenses related to a new casino opening in Las Vegas.  Average sale price declined due to the change in mix of table game units sold.

PTG gross profit increased 20.9% year over year. PTG gross margin increased by 220 bps to 83.3% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The settlement and license fees from online operators described above partially offset by the decrease in the sale of table game lifetime licenses.

PTG operating income increased 5.6% year over year, although the operating margin decreased 750 bps to 64.9% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross margin and gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	An increase in R&D costs associated with the development of games and platforms for online, social gaming, and mobile devices by SHFL InteractiveSM; and

•	Offset by the increase in gross margin and gross profit referred to above.

Electronic Table Systems Segment Operating Results

Three months ended April 30, 2012 compared to three months ended April 30, 2011

	Three Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,512	$3,514	$(2)	(0.1%)
Sales	1,368	6,846	(5,478)	(80.0%)
Service	152	145	7	4.8%
Other	1,834	1,292	542	42.0%
Total sales and service revenue	3,354	8,283	(4,929)	(59.5%)
Total ETS segment revenue	$6,866	$11,797	$(4,931)	(41.8%)

ETS segment gross profit	$2,684	$4,837	$(2,153)	(44.5%)
ETS segment gross margin	39.1%	41.0%

ETS segment operating income	$(838)	$1,719	$(2,557)	(148.7%)
ETS segment operating margin	(12.2%)	14.6%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,339	2,360	(21)	(0.9%)
Average monthly lease price	$488	$444	$44	9.9%

Sold during the period	82	307	(225)	(73.3%)
Average sales price	$16,683	$22,300	$(5,617)	(25.2%)

i-Table®:
Lease units, end of period (1)	54	36	18	50.0%

(1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue for the three months ended April 30, 2012 decreased $4.9 million as compared to the same prior year period, primarily due to the following:

•	An 80.0% decrease in sales revenue:
o	Decrease of 97.8% in Rapid Table Games® seats sold. The prior year included sales to large casino customers in Australia and Asia;
o	A 73.3% decrease in the number of Vegas Star® seats sold. Sales were primarily in Australia and the prior year sales were to large casino customers;
o	Decrease of 25.0% in the number of Table Master® seats sold in the United States; and
o	Additionally decreased by a 25.2% reduction in average sales price driven by discounts on units sold in Latin America and a decrease of sales in Australia, which carry a higher average sales price.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.1 million due to the exchange effect of a weakening U.S. dollar.

•	Offset by an increase of 42.0% in other revenue, driven by increased sales of peripherals and conversion kits.

ETS gross profit decreased 44.5% year over year.  ETS gross margin decreased 190 bps to 39.1% as compared to the same prior year period.  These decreases are due to the following:

•	The decrease in sales revenue as noted above;

•	The decrease in average sales price as noted above; and

•	Offset by increased sales of peripherals and conversion kits at higher margins.

ETS operating income decreased 148.7% for the three months ended April 30, 2012 as compared to the same prior year period.  ETS operating margin decreased 2,680 bps for the three months ended April 30, 2012 as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin as noted above; and

•
An increase in R&D costs associated with the development of ETS products as described in the research and development expense section above. The ETS segment is in an investment phase as described in the research and development expense section above.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$6,768	$6,708	$60	0.9%
Sales	5,751	10,771	(5,020)	(46.6%)
Service	301	280	21	7.5%
Other	2,310	2,169	141	6.5%
Total sales and service revenue	8,362	13,220	(4,858)	(36.7%)
Total ETS segment revenue	$15,130	$19,928	$(4,798)	(24.1%)

ETS segment gross profit	$6,813	$9,487	$(2,674)	(28.2%)
ETS segment gross margin	45.0%	47.6%

ETS segment operating income	$(121)	$3,532	$(3,653)	(103.4%)
ETS segment operating margin	(0.8%)	17.7%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,339	2,360	(21)	(0.9%)
Average monthly lease price	$470	$466	$4	0.9%

Sold during the period	294	480	(186)	(38.8%)
Average sales price	$19,561	$22,440	$(2,879)	(12.8%)

i-Table®:
Lease units, end of period (1)	54	36	18	50.0%

(1) Certain unit information as of April 30, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue for the six months ended April 30, 2012 decreased $4.8 million as compared to the same prior year period, primarily due to the following:

•	A 46.6% decrease in sales revenue:
o	A 63.9% decrease in the number of Vegas Star® seats sold. The prior year included sales to large casino customers primarily in Australia;
o	Decrease of 72.7% in the number of Table Master® seats sold as the prior year included significant sales to individual regional casinos in the United States;
o
A 12.8% reduction in average sales price driven by discounts on refurbished units sold in Asia and discounts on units sold in Latin America and a decrease of sales in Australia, which carry a higher average sales price; and

o	Offset by an increase of 39.7% in Rapid Table Games® seats sold in Australia, totaling approximately $3.1 million.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.4 million due to the exchange effect of a weakening U.S. dollar.

•	Offset by an increase of 6.5% in other revenue, driven by increased sales of peripherals and conversion kits.

ETS gross profit decreased 28.2% year over year.  ETS gross margin decreased 260 bps to 45.0% as compared to the same prior year period.  These decreases are due to the following:

•	The decrease in sales revenue as noted above;

•	The decrease in average sales price as noted above; and

•	Offset by increased sales of peripherals and conversion kits at higher margins.

ETS operating income decreased 103.4% for the six months ended April 30, 2012 as compared to the same prior year period.  ETS operating margin decreased 1,850 bps for the six months ended April 30, 2012 as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin as noted above; and

•
An increase in R&D costs associated with the development of ETS products as described in the research and development expense section above. The ETS segment is in an investment phase as described in the research and development expense section above.

Electronic Gaming Machines Segment Operating Results

Three months ended April 30, 2012 compared to three months ended April 30, 2011

	Three Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$124	$103	$21	20.4%
Sales	20,728	17,158	3,570	20.8
Service	27	22	5	22.7
Other	1,365	1,085	280	25.8
Total sales and service revenue	22,120	18,265	3,855	21.1
Total EGM segment revenue	$22,244	$18,368	$3,876	21.1%

EGM segment gross profit	$13,833	$11,268	$2,565	22.8%
EGM segment gross margin	62.2%	61.3%

EGM segment operating income	$10,394	$8,393	$2,001	23.8%
EGM segment operating margin	46.7%	45.7%

EGM unit information:
Lease units, end of period	351	17	334	1,964.7%

Sold during period	1,044	969	75	7.7%
Average sales price	$19,854	$17,707	$2,147	12.1%

Total EGM segment revenue for the three months ended April 30, 2012 increased $3.9 million as compared to the same prior year period, primarily due to the following:

•	A 20.8% increase in sales revenue:
o	Driven by a 7.7% increase in units sold;
o
The increase in units sold is the result of the popularity of our new Equinox™ cabinet, the introduction of our new Super Topbox for the Equinox™ cabinet, as well as our expansion into the Victoria, Australia market in the current year; and

o	A 12.1% increase in average sales price reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $0.6 million due to the exchange effect of a weakening U.S. dollar.

•	An increase of 25.8% in other revenue, driven by an increase in sales of conversion kits and other parts and peripherals.

•	We are starting to generate revenue from machines on lease and from participation arrangements in Mexico and Latin America.

EGM gross profit increased 22.8% year over year, and EGM gross margin increased 90 bps to 62.2%. The increase in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and the increase in average sales price;

•	Increased sales of conversion kits and other parts and peripherals at higher margins; and

•	Offset by import duties and freight expenses to place machines on lease in Mexico and Latin America

EGM operating income increased 23.8% for the three months ended April 30, 2012 as compared to the same prior year period.  EGM operating margin also increased 100 bps for the three months ended April 30, 2012 as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above.

Six months ended April 30, 2012 compared to six months ended April 30, 2011

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$205	$189	$16	8.5%
Sales	33,910	23,294	10,616	45.6
Service	32	32	-	-
Other	2,595	1,950	645	33.1
Total sales and service revenue	36,537	25,276	11,261	44.6
Total EGM segment revenue	$36,742	$25,465	$11,277	44.3%

EGM segment gross profit	$22,800	$15,676	$7,124	45.4%
EGM segment gross margin	62.1%	61.6%

EGM segment operating income	$16,247	$10,157	$6,090	60.0%
EGM segment operating margin	44.2%	39.9%

EGM unit information:
Lease units, end of period	351	17	334	1,964.7%

Sold during period	1,705	1,292	413	32.0%
Average sales price	$19,889	$18,029	$1,860	10.3%

Total EGM segment revenue for the six months ended April 30, 2012 increased $11.3 million as compared to the same prior year period, primarily due to the following:

•	A 45.6% increase in sales revenue:
o	Driven by a 32.0% increase in units sold;
o
The increase in units sold is the result of the popularity of our new Equinox™ cabinet, the introduction of our new Super Topbox for the Equinox™ cabinet, as well as our expansion into the Victoria, Australia market in the current year and to a lesser extent increased placements in Asia; and

o	A 10.3% increase in average sales price reflecting higher sales prices for Equinox™ units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $1.2 million due to the exchange effect of a weakening U.S. dollar.

•	An increase of 33.1% in other revenue, driven by an increase in sales of conversion kits and other parts and peripherals.

•	We are starting to generate revenue from machines on lease and from participation arrangements in Mexico and Latin America.

EGM gross profit increased 45.4% year over year, and EGM gross margin increased 50 bps to 62.1%. The increase in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and the increase in average sales price;

•	Increased sales of conversion kits and other parts and peripherals at higher margins; and

•	Offset by import duties and freight expenses to place several machines on lease in Mexico and Latin America

EGM operating income increased 60.0% for the six months ended April 30, 2012 as compared to the same prior year period.  EGM operating margin also increased 430 bps for the six months ended April 30, 2012 as compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

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

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of April 30, 2012 was 0.28 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of April 30, 2012 was 0.26 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of April 30, 2012 was 50.19 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $18.3 million as of April 30, 2012 and $17.5 million as of October 31, 2011. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

The closing of the Ongame acquisition is expected to occur not more than nine months following execution of the definitive agreement (the “Closing”).  As consideration for the acquisition of Ongame and its subsidiaries, and if the closing conditions for the acquisition are met or waived, we are obligated to pay €19.5 million in cash, subject to certain adjustments, at closing.  We may also become obligated to pay up to €10 million in additional cash within five years of closing contingent upon the commencement of legalized, real-money online poker in the United States. occurring, if at all, within five years of closing as described in Note 11 to our Condensed Consolidated Financial Statements included in this Form 10-Q.  We expect to fund the acquisition with cash on hand and availability on the Senior Secured Revolving Credit Facility.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30, 2012	October 31, 2011	Increase (Decrease)	Percentage Change
	(In thousands, except ratios)

Cash and cash equivalents	$22,964	$22,189	$775	3.5%
Working capital	$75,820	$67,120	$8,700	13.0%
Current ratio	3.1 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$20,604	$16,510	$4,094	24.8%
Net cash used in investing activities	(19,974)	(18,468)	1,506	8.2%
Net cash provided by (used in) financing activities	(695)	8,861	9,556	107.8%
Effects of exchange rates	840	92	748	813.0%
Net change in cash and cash equivalents	$775	$6,995

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Six Months Ended April 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(6,706)	$(7,263)	$(557)	(7.7%)
Purchases of property and equipment	(4,240)	(2,001)	2,239	111.9%
Purchases of intangible assets	(4,103)	(6,145)	(2,042)	(33.2%)
Total capital expenditures	$(15,049)	$(15,409)

Operating

Cash flows provided by operating activities increased $4.1 million for the six months ended April 30, 2012 compared to the same prior year period, primarily due to following:

•	Strong operating performance led to an increase in net income of $4.6 million and the difference in non-cash items year over year provided an increase of additional $3.0 million;

•
A decrease in cash used for inventory of $1.4 million. We experienced reduction in our inventory balance compared to the prior year period as a result of a formal emphasis on inventory management to reduce manufacturing cost and strong revenue performance. As a result, inventory turns increased from 2.4 times as of April 30, 2011 to 3.3 times as of April 30, 2012;

•	Offset by a decrease of $5.7 million in prepaid income taxes.

Investing

Cash used in investing activities increased $1.5 million for the six months ended April 30, 2012 compared to the same prior year period, primarily due to following:

•	An increase of $2.2 million in cash used to purchase land for corporate facilities in Las Vegas, Nevada; and

•	A decrease of $2.8 million in proceeds from sale of leased assets.

Offset by following:

•
Purchase of intangible assets during the six months ended April 30, 2012 decreased by $2.0 million. Current year purchases related primarily to the acquisition of licenses to be used in our EGM segment; and

•
Acquisition of intellectual property and games which were recorded as a business acquisition for accounting purposes were $5.5 million during the six months ended April 30, 2012 compared with the acquisition of Newton Shuffler, LLC for $6.5 million in the prior year period.

Financing

Cash flows used in financing activities increased $9.6 million for the six months ended April 30, 2012 compared to the same prior year period, primarily due to following:

•	Cash used for debt payments on our Revolver, net of draws, was $16.0 million as compared to a net draw of $6.5 million during the six months ended April 30, 2011; and

•
Offset by increased proceeds from issuance of common stock of $12.5 million, due to an increased weighted average exercise price of options exercised and an increase in the number of options exercised in the current period compared to the prior year period.

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest at the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

•      the Federal Funds Rate plus .50%;

•      the prime commercial lending rate of the Administrative Agent, as defined; and

•      the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of April 30, 2012 was 2.0%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of April 30, 2012, the amount drawn under the Revolver was $21.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $178.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

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

Interest rate risk. As of April 30, 2012, we had approximately $21.4 million of variable rate debt. Assuming a 1% change in the average interest rate as of April 30, 2012, our annual interest cost would change by approximately $0.2 million.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and six months ended April 30, 2012 and 2011, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2012, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, a complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K under Part I, Item 1A. The text of such risk factors, as updated with the disclosure herein, is incorporated herein by reference.  For the three and six months ended April 30, 2012, there were no material changes to our risk factors except as set forth below in this Part II, Item 1A.

Completion of our acquisition of Ongame Network Ltd. is subject to many conditions and, if these conditions are not satisfied or waived, such acquisition will not be completed. Failure to complete the acquisition could have material and adverse effects on our business and the trading price of shares of our common stock.

The completion of our potential acquisition, referred to as the Acquisition, of Ongame Network Ltd ("Ongame"), pursuant to the terms of the Share Sale and Transfer Agreement, dated as of March 5, 2012 (the "Agreement"), and between us and bwin.party services (Austria) GMBH (the "Seller"), is subject to many conditions which must be satisfied or waived in order to complete such Acquisition. These conditions include the continued material accuracy of the parties’ representations and warranties; the performance of, and compliance with, all covenants in the Agreement; the execution and delivery of ancillary documents; obtaining the various third party and governmental approvals and consents required by the Agreement; and the absence of the occurrence of any events that constitute a material adverse change affecting Ongame. The Agreement will expire unless the completion of the Acquisition has occurred within nine months of execution of the Agreement. Either we or the Seller may terminate the Agreement at any time prior to the closing upon the other party’s uncured material breach of any covenant under the Agreement. Additionally, we may terminate the Agreement at any time prior to the closing upon a material adverse change affecting Ongame or if the concerns of any applicable gaming regulatory authority over our relationship with Seller, Ongame or any individuals associated with Ongame cannot be addressed in a manner that permits us from consummating the Acquisition and continuing the operations of Ongame without jeopardizing any of our or Ongame’s gaming licenses or regulatory approvals.

If the Acquisition is not completed on a timely basis, or at all, our ongoing business may be adversely affected. Additionally, in the event the Acquisition is not completed, we will be subject to a number of risks including the potential decline in the market price of our common stock.

If our acquisition of Ongame Network Ltd. is completed, we may be unable to successfully integrate Ongame’s businesses with ours on a timely basis or at all.

If the Acquisition is completed, we will be required to devote significant management attention and resources to integrating the business practices and operations of Ongame with ours. Potential difficulties we may encounter as part of the integration process include the following:

•	delays in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of each company's management as a result of the Acquisition;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to retain key employees necessary to effectively manage or otherwise operate Ongame;

•
the ability to create and enforce uniform standards, controls, procedures, policies and information systems, including difficulty integrating systems of internal controls over financial reporting and other financial and administrative functions;

•
complexities associated with managing Ongame, including the challenge of integrating complex systems, technology, networks and other assets of Ongame into those of ours in a seamless manner that minimizes any adverse impact on customers, contactors, employees and other constituencies;

•	Ongame may have potential unknown liabilities that could require us to expend significant amounts of capital or otherwise harm our overall business;

•
addressing issues raised by additional regulatory burdens associated with the business of Ongame, including with respect to domestic and international internet gaming and other gaming regulations, both with respect to the operations of Ongame and with respect to our business overall;

•	unforeseen increased expenses or delays associated with the Acquisition, including one-time cash costs to integrate Ongame beyond current estimates; and

•	the disruption of, or the loss of momentum in, our or Ongame’s ongoing businesses,

any of which could adversely affect each company's ability to maintain relationships with customers, contractors, employees and other constituencies or our and Ongame’s ability to achieve any benefits of the Acquisition or could reduce our earnings or otherwise adversely affect our business and financial results following the completion of the Acquisition.

We will expend an amount of our cash resources and incur additional indebtedness under our senior secured credit facility to pay the cash consideration for the Acquisition and related fees and expenses, which could adversely affect our resources available for operations.

We expect to finance the cash consideration of the Acquisition through a combination of existing cash balances and our Senior Secured Credit Facility described in Note 4 to our Condensed Consolidated Financial Statements. The cost of acquiring Ongame pursuant to the Agreement (including the consideration payable to the Seller for the Acquisition, as well as fees, costs and expenses associated with the negotiation and consummation of the Acquisition and the integration of Ongame with our operations) represents a portion of our cash resources and a portion of the amount of funds we have available to us under the Senior Secured Credit Facility. Use of these resources for the acquisition of Ongame could have an adverse impact on our cash available to fund operations or for use for other purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
February 1 through February 29, 2012	-	$-	-	$21,077
March 1 through March 31, 2012	-	-	-	21,077
April 1 through April 30, 2012	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of April 30, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.02(e). On March 15, 2012, the Board of Directors of Shuffle Master, Inc. approved the following annual base salaries and bonus targets, effective February 25, 2012, for the named executive officers of the Company as follows:

•	Michael Gavin Isaacs, Chief Executive Officer: $0.5 million annual base salary and 100% target bonus;
•	David B. Lopez, Executive Vice President and Chief Operating Officer: $0.4 million annual base salary and 60% target bonus;
•	Linster W. Fox, Executive Vice President, Chief Financial Officer and Secretary: $0.3 million annual base salary and 60% target bonus;
•	Louis J. Castle, Chief Strategy Officer: $0.3 million annual base salary and 60% target bonus;
•	Roger Snow, Executive Vice President: $0.3 million annual base salary and 60% target bonus; and
•	Kathryn S. Lever, Executive Vice President and General Counsel: $0.3 million annual base salary and 60% target bonus.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation of Shuffle Master, Inc. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
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

3.4	Amended and Restated Bylaws of Shuffle Master, Inc., effective April 4, 2011 (Incorporated by reference to exhibit 3.4 to our Current Report on Form 8-K, filed April 8, 2011).
4.1
Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

10.1	Share Sale and Transfer Agreement, dated as of March 5, 2012, by and between bwin.party services (Austria) GMBH and Shuffle Master International, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

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

Date: June 4, 2012

/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs
Chief Executive Officer
(Principal Executive Officer)

/s/ LINSTER W. FOX
Linster W. Fox
Chief Financial Officer
(Principal Financial Officer)