Form 10-Q
period 2012-07-31
SHUFFLE MASTER INC
filed 2012-09-10
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
OR
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

As of September 04, 2012, there were 55,958,372 shares of our $.01 par value common stock outstanding.

SHUFFLE MASTER, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2012

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenue:
Product leases and royalties	$27,830	$24,785	$80,730	$72,625
Product sales and service	35,556	33,542	104,763	89,400
Total revenue	63,386	58,327	185,493	162,025
Costs and expenses:
Cost of leases and royalties	9,475	8,970	27,853	24,506
Cost of sales and service	13,889	13,135	39,308	36,035
Gross profit	40,022	36,222	118,332	101,484
Selling, general and administrative	19,007	16,816	55,991	50,077
Research and development	7,622	6,695	23,074	19,494
Total costs and expenses	49,993	45,616	146,226	130,112

Income from operations	13,393	12,711	39,267	31,913

Other income (expense):
Interest income	116	177	429	429
Interest expense	(367)	(659)	(1,222)	(2,031)
Other, net	180	457	209	(504)
Total other income (expense)	(71)	(25)	(584)	(2,106)
Income before income taxes	13,322	12,686	38,683	29,807
Income tax provision	2,898	3,560	10,875	7,931
Net income	$10,424	$9,126	$27,808	$21,876

Basic earnings per share:	$0.19	$0.17	$0.50	$0.40
Diluted earnings per share:	$0.18	$0.17	$0.49	$0.40

Weighted average shares outstanding:
Basic	56,284	54,446	55,700	54,317
Diluted	57,029	55,123	56,445	55,009

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	July 31, 2012	October 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$28,030	$22,189
Accounts receivable, net of allowance for bad debts of $447 and $402	38,299	39,713
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $26 and $44	7,939	5,006
Inventories	25,648	24,335
Prepaid income taxes	7,991	3,279
Deferred income taxes	5,072	4,911
Other current assets	6,753	4,291
Total current assets	119,732	103,724
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $4 and $5	6,304	3,704
Products leased and held for lease, net	35,791	35,196
Property and equipment, net	15,860	12,849
Intangible assets, net	65,144	66,517
Goodwill	83,523	85,392
Deferred income taxes	2,863	3,038
Other assets	2,586	2,467
Total assets	$331,803	$312,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,995	$5,001
Accrued liabilities and other current liabilities	19,618	21,135
Deferred income taxes	83	96
Customer deposits	3,480	3,407
Income tax payable	6,187	2,595
Deferred revenue	4,503	3,862
Current portion of long-term debt	500	508
Total current liabilities	40,366	36,604
Long-term debt, net of current portion	15,749	38,757
Other long-term liabilities	1,818	2,969
Deferred income taxes	2,953	942
Total liabilities	60,886	79,272
Commitments and Contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 55,900 and 54,196 shares issued and outstanding	559	542
Additional paid-in capital	134,321	114,306
Retained earnings	108,646	80,838
Accumulated other comprehensive income	27,391	37,929
Total shareholders' equity	270,917	233,615
Total liabilities and shareholders' equity	$331,803	$312,887

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHUFFLE MASTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net income	$27,808	$21,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,657	17,951
Amortization of debt issuance costs	357	357
Share-based compensation	3,063	2,184
Provision for bad debts	113	140
Write-down for inventory obsolescence	533	626
Profit on sale of leased assets	(721)	(4,182)
Loss on sale of assets	231	238
Excess tax benefit from exercise of stock options	(1,370)	(808)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(5,191)	3,961
Inventories	(3,261)	(3,948)
Accounts payable and accrued liabilities	(2,658)	(21,232)
Customer deposits and deferred revenue	561	825
Income taxes payable	3,300	3,666
Deferred income taxes	2,590	1,036
Prepaid income taxes	(4,714)	3,812
Other	(3,430)	10,190
Net cash provided by operating activities	35,868	36,692

Cash flows from investing activities:
Proceeds from sale of leased assets	1,640	6,240
Proceeds from sale of assets	-	86
Payments for products leased and held for lease	(11,227)	(11,608)
Purchases of property and equipment	(5,852)	(2,683)
Purchases of intangible assets	(4,333)	(6,269)
Acquisition of business	(5,500)	(6,499)
Other	(690)	(701)
Net cash used in investing activities	(25,962)	(21,434)

Cash flows from financing activities:
Proceeds from Revolver	11,000	16,500
Debt payments on Revolver	(34,000)	(15,000)
Proceeds from issuances of common stock, net	16,238	2,156
Excess tax benefit from exercise of stock options	1,370	808
Other	(43)	(41)
Net cash provided by (used in) financing activities	(5,435)	4,423

Effect of exchange rate changes on cash and cash equivalents	1,370	522

Net increase in cash and cash equivalents	5,841	20,203
Cash and cash equivalents, beginning of period	22,189	9,988
Cash and cash equivalents, end of period	$28,030	$30,191

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

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live games, side bets and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and Electronic Gaming Machines (“EGM”), which include video slot machines.

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

Proprietary Table Games. Our PTG segment develops and delivers proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our proprietary table games, side bets, add-ons and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker and blackjack table games and to electronic platforms such as Table Master® and i-Table®.

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

Electronic Gaming Machines.  Our EGM segment develops and delivers our video slot machines into markets including Australia, New Zealand, Asia, Mexico and parts of South America.  We offer a selection of video slot titles developed as stand-alone units or as link progressive machines. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games that operate on the current PC4 operating platform. Popular titles for our EGMs include Cats Hats & Bats™, Eureka Gold Mine 2™ and Emerald Fortunes™.  In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc. consumer products.  In 2012 we released a range of games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s12. Other key releases in 2012 include 88 Fortunes, Samurai Spirit and Epic Quest.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of Shuffle Master, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2011 Annual Report on Form 10-K filed with the SEC on January 5, 2012.  The results of operations for the three and nine months ended July 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

Reclassification. The Company revised its October 31, 2011, condensed consolidated balance sheet to appropriately classify amounts that were previously included within accounts receivable as current investment in sales-type leases and notes receivable. This revision resulted in a $3.2 million increase in the current investment in sales-type leases and notes receivable with a corresponding reduction to accounts receivable. The revision, which the Company determined was not material, had no impact on total current assets, results of operations or cash flows.

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

Fair value measurement disclosure.  In the current year, we adopted an Accounting Standards Update (“ASU”) on how to measure fair value and on what disclosures to provide about fair value measurements, which expands disclosure requirements particularly for Level 3 inputs to include following:

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

Indefinite-Lived Intangible Asset impairment testing.  In the current quarter, we adopted an ASU to amend and simplify the rules related to testing indefinite-lived intangible assets other than goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of this qualitative assessment determine whether it is necessary to perform the currently required annual impairment test.

In accordance with the ASU, we will assess our intangible assets with an indefinite life, consisting of the Stargames™ and CARD™ tradenames to determine whether it is more likely than not that the tradenames are impaired and whether it is necessary to perform the annual impairment test.

Recently issued accounting standards or updates – not yet adopted

Comprehensive income – In June 2011, Financial Accounting Standards Board (“FASB”) issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect the update to have a material impact on our financial statements.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	July 31, 2012	October 31, 2011
	(In thousands)
Net inventories:
Raw materials and component parts	$14,433	$12,984
Work-in-process	3,532	3,947
Finished goods	7,683	7,404
Total	$25,648	$24,335

	July 31, 2012	October 31, 2011
	(In thousands)
Other current assets:
Other prepaid expenses	$4,236	$2,302
Other receivables	1,868	1,271
Other	649	718
Total	$6,753	$4,291

	July 31, 2012	October 31, 2011
	(In thousands)
Products leased and held for lease:
Utility	$49,910	$47,073
Less: accumulated depreciation	(33,863)	(29,891)
Utility, net	16,047	17,182

Proprietary Table Games	8,878	6,158
Less: accumulated depreciation	(4,256)	(2,496)
Proprietary Table Games, net	4,622	3,662

Electronic Table Systems	28,461	28,749
Less: accumulated depreciation	(15,655)	(15,571)
Electronic Table Systems, net	12,806	13,178

Electronic Gaming Machines	3,061	1,266
Less: accumulated depreciation	(745)	(92)
Electronic Gaming Machines, net	2,316	1,174

Total, net	$35,791	$35,196

	July 31, 2012	October 31, 2011
	(In thousands)
Accrued and other current liabilities:
Accrued compensation	$13,776	$13,932
Accrued taxes	1,784	2,124
Other accrued liabilities	4,058	5,079
Total	$19,618	$21,135

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the StargamesTM and CARDTM tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expense was $2.2 million and $2.5 million for the three months ended July 31, 2012 and 2011, respectively and $6.8 and $7.4 million for the nine months ended July 31, 2012 and 2011, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average Useful Life (years)			July 31, 2012	October 31, 2011
				(In thousands)
Amortizable intangible assets:

Patents, games and products		10		$65,807	$68,999
Less: accumulated amortization				(51,068)	(52,145)
				14,739	16,854
Customer relationships		10		26,702	25,688
Less: accumulated amortization				(14,571)	(12,829)
				12,131	12,859
Licenses and other	6	-	9	22,971	18,925
Less: accumulated amortization				(9,377)	(7,581)
				13,594	11,344
Total				$40,464	$41,057

Acquired Intangible Assets.  In the current year, we acquired certain intangible assets relating to the purchase of table game intellectual property and acquisition of licenses to be used in our EGM segment.  We allocated the purchase price to patents, games and products for $0.9 million and to customer relationships for $1.6M, both of which have a weighted-average amortization period of ten years.  We allocated $3.6 million to licenses and other with a weighted-average amortization period of seven years.  Total intangible assets acquired during the nine months ended July 31, 2012 are being amortized over a weighted-average useful life of approximately 8 years.

Tradenames. Intangibles with an indefinite life, consisting of the Stargames™ and CARD™ tradenames, are not amortized, and were $24.7 million and $25.5 million as of July 31, 2012 and October 31, 2011, respectively.

Goodwill.  Changes in the carrying amount of goodwill for the years ended October 31, 2010, 2011 and the nine months ended July 31, 2012, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$42,560	$9,326	$34,188	$11,995	$98,069
Accumulated impairments	-	-	(22,137)	-	(22,137)
Balance as of October 31, 2010	$42,560	$9,326	$12,051	$11,995	$75,932

Foreign currency translation adjustment	1,459	-	1,140	1,135	$3,734
Acquisition	4,799	-	-	-	4,799
Other	-	927	-	-	927
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(4,863)		(348)	(348)	$(5,559)
Acquisition		3,000			3,000
Other		690			690
Balance as of July 31, 2012	$43,955	$13,943	$12,843	$12,782	$83,523

The $3.0 million of additional goodwill in our PTG segment relates to the acquisition of intellectual property that was treated as a business acquisition for accounting purposes.

The $0.7 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million.  The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill.  As of July 31, 2012, we have paid approximately $11.2 million of the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	July 31, 2012	October 31, 2011
	(In thousands)
Revolver	$14,446	$37,446
Other debt	1,803	1,819
Total debt	16,249	39,265
Less: current portion	(500)	(508)
Total long-term debt	$15,749	$38,757

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

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of July 31, 2012 was 2.0%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of July 31, 2012, the amount drawn under the Revolver was $14.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $185.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

On May 31, 2012 the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of July 31, 2012, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.19 to 1.0, 0.17 to 1.0 and 63.36 to 1.0, respectively.

Guarantors and collateral. The Revolver obligations under our Senior Secured Revolving Credit Facility are guaranteed by each existing and future wholly-owned domestic subsidiary of ours that is not an immaterial subsidiary and are secured by a first priority lien on substantially all of our and our guarantors’ assets.

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of July 31, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased during the three and nine months ended July 31, 2012.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Other comprehensive income. For the three and nine months ended July 31, 2012 and 2011, other comprehensive income consisted primarily of foreign currency translation adjustments.  The following table provides information related to other comprehensive income:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	( In thousands)
Net income	$10,424	$9,126	$27,808	$21,876
Currency translation adjustment	(3,436)	(2,136)	(10,538)	13,965
Total comprehensive income	$6,988	$6,990	$17,270	$35,841

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

Additional paid in capital.  For the nine months ended July 31, 2012, the activity in additional paid in capital consisted of $16.2 million in proceeds received from stock option exercises and $3.1 million in share-based compensation expense and $0.7 million of related tax effect/benefit from stock option activity.

6. SHARE-BASED COMPENSATION

Share-based award plans.  In February 2004, our board of directors adopted and, in March 2004, our shareholders approved the Shuffle Master, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) and the Shuffle Master, Inc. 2004 Equity Incentive Plan for Non-Employee Directors (the “2004 Directors’ Plan”). These approved plans replaced our prior plans and no further options may be granted from the prior plans. Both the 2004 Plan and the 2004 Directors’ Plan provide for the grant of stock options, stock appreciation rights (none issued) and restricted stock. In addition, the 2004 Plan provides for the grant of restricted stock units. Awards granted under the plans (collectively “Awards”) may be granted individually or in any combination. Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant and may not be subsequently repriced. Equity granted under the 2004 Plan generally vests in equal increments over four years and stock options expire in ten years. Equity granted under the 2004 Directors’ Plan generally vests over periods of one to two years.

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

As of July 31, 2012, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 1.0 million and 0.2 million shares available for grant, respectively.

A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2011	4,638	$14.04
Granted	440	12.20
Exercised	(1,495)	10.86
Forfeited or expired	(338)	17.51

Outstanding at July 31, 2012	3,245	$14.90	5.6	$12,093

Fully vested and expected to vest at July 31, 2012	3,213	$14.93	5.5	$11,991

Exercisable at July 31, 2012	2,165	$17.29	4.1	$7,209

For the three and nine months ended July 31, 2012, we granted 0.01 million and 0.4 million stock options with a weighted average grant date fair value of $7.39 and $6.26, respectively. The weighted average grant date fair value of stock options granted during the three and nine months ended July 31, 2011 was $5.53 and $10.86, respectively.

For the three and nine months ended July 31, 2012, 0.2 million and 1.5 million stock options were exercised, respectively. The tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of July 31, 2012, there was approximately $4.1 million of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

A summary of activity related to restricted stock is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Nonvested at November 1, 2011	394	$10.53
Granted	455	12.35
Vested	(136)	11.40
Forfeited	(50)	9.23

Nonvested at July 31, 2012	663	$11.70	1.6	$9,679

Expected to vest	636	$11.69	1.6	$9,297

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of July 31, 2012, there was approximately $6.0 million of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 1.9 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Compensation costs:
Stock options	$363	$483	$1,366	$1,471
Restricted stock	651	223	1,697	713
Total compensation cost	$1,014	$706	$3,063	$2,184
Related tax benefit	$(375)	$(245)	$(1,088)	$(761)

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

	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2012
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	62.2%	64.8%
Risk-free interest rate	0.6%	0.7%
Expected term (in years)	4.4	4.5

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2012 was 21.8% and 28.1%, respectively. Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2011 was 28.1% and 26.6%, respectively. The lower effective income tax rate for the three months ended July 31, 2012 compared to the prior year period is primarily attributable to due diligence and transaction costs incurred in the prior quarter which became deductible in the current quarter due to our decision not to proceed with the acquisition of Ongame Network Ltd (“Ongame”).  The rate was also favorably impacted by the recognition of certain unrecognized tax benefits for which the statute of limitations expired.  The higher effective income tax rate for the nine months ended July 31, 2012 compared to the prior year period is primarily attributable to the changes in geographic income before taxes. Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions and related accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(In thousands, except per share amount)
Net income available to common shares (1)	$10,424	$9,126	$27,808	$21,876

Basic
Weighted average shares	56,284	54,446	55,700	54,317

Diluted
Weighted average shares, basic	56,284	54,446	55,700	54,317
Dilutive effect of options	745	677	745	692
Weighted average shares, diluted	57,029	55,123	56,445	55,009

Basic earnings per share	$0.19	$0.17	$0.50	$0.40
Diluted earnings per share	$0.18	$0.17	$0.49	$0.40

Weighted average anti-dilutive shares excluded from diluted EPS	1,593	3,484	1,981	3,312

(1) Net income available to participating securities was not significant.

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  As of July 31, 2012 our investment in sales-type leases and notes receivable had an approximate 5.5% effective interest rate and a 2 year average maturity.

The fair value of our Revolver as of July 31, 2012 and October 31, 2011 has been calculated based on market borrowing rates available as of July 31, 2012 and October 31, 2011, respectively, for debt with similar terms and maturities. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value July 31, 2012	Fair Value July 31, 2012	Carrying Value October 31, 2011	Fair Value October 31, 2011	Fair Value Hierarchy

Revolver	$14,446	$14,495	$37,446	$37,679	Level 2

10. OPERATING SEGMENTS

The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Utility	$24,382	$22,575	$68,988	$59,108
Proprietary Table Games	12,994	10,994	38,623	32,766
Electronic Table Systems	6,053	6,793	21,183	26,721
Electronic Gaming Machines	19,957	17,965	56,699	43,430
	$63,386	$58,327	$185,493	$162,025
Gross profit:
Utility	$15,285	$12,852	$42,622	$35,284
Proprietary Table Games	10,634	8,671	31,994	26,338
Electronic Table Systems	2,055	3,197	8,868	12,684
Electronic Gaming Machines	12,048	11,502	34,848	27,178
	$40,022	$36,222	$118,332	$101,484
Operating income:
Utility	$13,334	$11,208	$36,986	$30,294
Proprietary Table Games	8,481	7,445	25,122	23,205
Electronic Table Systems	(846)	328	(967)	3,860
Electronic Gaming Machines	8,701	8,336	24,948	18,493
Unallocated Corporate	(16,277)	(14,606)	(46,822)	(43,939)
	$13,393	$12,711	$39,267	$31,913
Depreciation and amortization:
Utility	$1,874	$2,252	$5,549	$5,451
Proprietary Table Games	1,359	1,414	3,962	4,183
Electronic Table Systems	1,630	1,397	4,940	5,300
Electronic Gaming Machines	336	38	879	166
Unallocated Corporate	1,061	974	3,327	2,851
	$6,260	$6,075	$18,657	$17,951
Capital expenditures:
Utility	$1,557	$2,171	$3,767	$6,537
Proprietary Table Games	1,109	668	3,313	6,843
Electronic Table Systems	2,634	1,299	4,860	4,376
Electronic Gaming Machines	211	354	5,341	421
Unallocated Corporate	852	659	4,131	2,383
	$6,363	$5,151	$21,412	$20,560

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012		2011		2012		2011
	(Dollars in thousands)
Revenue:
United States	$28,372	44.8%	$26,578	45.6%	$83,327	44.9%	$76,928	47.5%
Canada	2,422	3.8%	2,696	4.6%	6,166	3.3%	5,970	3.7%
Other North America	1,046	1.6%	1,308	2.2%	3,224	1.8%	3,668	2.3%
Europe	2,085	3.3%	2,344	4.0%	6,112	3.3%	5,986	3.7%
Australia	20,785	32.8%	20,395	35.0%	64,772	34.9%	55,909	34.5%
Asia	8,240	13.0%	4,189	7.2%	20,905	11.3%	11,965	7.4%
Other	436	0.7%	817	1.4%	987	0.5%	1,599	0.9%
	$63,386	100.0%	$58,327	100.0%	$185,493	100.0%	$162,025	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreement. As of July 31, 2012 and October 31, 2011, minimum aggregate severance benefits totaled $6.8 million and $6.6 million, respectively.

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

TableMAX – In April 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master ® product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  In August 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc., the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661, (collectively “TableMAX”), filed a new complaint (the “New Complaint”) making allegations materially the same as the allegations in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which superseded and is materially the same as the New Complaint, except that the plaintiffs added a new claim that Table Master ® infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  In August 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of our Table Master ® product.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and the Court also denied without prejudice various motions for summary judgment that we filed. During the discovery process, TableMAX made new allegations that certain of our Vegas Star ® products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint (the "Third Complaint"), which has materially the same allegations as the Second Complaint, except that it alleges that our Vegas Star ® product allegedly infringes all of the patents in suit. A document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding our Vegas Star ® product to only one of TableMAX's patents in suit.

The Court set the Markman hearing for December 2010.  In November 2010, the Court granted our Motion to Stay. The stay was granted because of pending reexamination proceedings that were initiated at our request before the United States Patent and Trademark Office as to the four patents that are the subject of the lawsuit.   Additionally, in June 2012 the USPTO granted our petitions to reexamine two of the patents that are the subject of the lawsuit, which patents were previously granted a Reexamination Certificate.  We believe that the final results of the reexamination proceedings will be beneficial to us in future Court proceedings. It is possible that all of the reexamination proceedings will conclude in fiscal 2013 and thus the stay may be lifted in fiscal 2013. At present, the case remains stayed.  We believe that the claim is entirely without merit and we intend to continue to vigorously defend this matter.

Macau Rapid Baccarat ® Patent Issue – On or about June 3, 2009, at the G2E Asia Gaming Show, customs officials from Macau SAR seized a Rapid Baccarat ® unit displayed by Shuffle Master Asia Limited (“SMAL”).  This seizure related to a claim by a Macau patent holder (the “Patent Holder”) of an  alleged patent infringement.  On October 27, 2009, the Public Prosecutors Office in charge of the investigation elected to dismiss the investigation based on a finding that no patent infringement existed based upon the report of the Macau customs officials.  In November 2009, the Patent Holder appealed this finding to the Macau Courts – what is called “abertura de instrução” according to Macau Law. On or about January 20, 2010, over our objection, the judge considering the Patent Holder’s appeal found that his appeal was timely filed.

On or about February 2010, we filed an appeal (the “First SMAL Appeal”) to this decision.  On or about March 2010, the judge declined to forward the First SMAL Appeal to a higher Macau Court. We filed a further appeal (the “Second SMAL Appeal”) to have the higher Macau court hear the First SMAL Appeal.   On June 2, 2010, the judge denied the Patent Holder’s request to open a criminal proceeding and decided that the investigation should remain dismissed against SMAL and its directors.  The Patent Holder has subsequently appealed the June 2, 2010, decision to a higher Macau court, which appeal has not yet been heard.  In the event the Patent Holder’s appeal is successful, it is possible that legal proceedings will be commenced against SMAL and its directors in Macau relating to this patent, although, at this time, no such proceedings have been commenced. Such proceedings, if initiated, would be for patent infringement, which we understand is a criminal matter in Macau.  The Company does not carry insurance with respect to this matter.  We believe that the claim is without merit and we intend to continue to defend this matter vigorously.

On May 4, 2012, the Patent Holder along with a company that we believe may be controlled by the Patent Holder (collectively, the "First Patent Litigants") requested that the Macau Court enjoin us and certain other exhibitors from infringing the First Patent Litigants' patents during the G2E Asia Gaming Show held May 22 through May 24.  On May 15, 2012, the Macau Court signed a written decision enjoining us and certain other exhibitors from infringing these patents, even though the court decision did not specifically identify which of our products at the G2E Asia Gaming Show would allegedly infringe such patents.  On May 22, 2012, we agreed with Macau Customs to cover our Rapid Table Games™ Multi Game product at the G2E Asia Gaming Show to avoid further legal proceedings.  On May 23, 2012, we received Court approval to post a bond of approximately $0.1 million in substitution of the injunction and to permit us to display the Rapid Table Games TM Multi Game product.  Notwithstanding that on May 23, 2012, we displayed the Rapid Table Games™ Multi Game product on the advice of our Macau counsel following the Macau Court allowing us to post a bond, we believe that Macau Public Prosecutors Office is investigating the timing of the lifting of the cover off of the Rapid Table Games TM Multi Game product and whether such action may give rise to any alleged criminal charges against SMAL, its directors,  and the Company (including its subsidiaries)  or its officers. On June 4, 2012, the First Patent Litigants and LT Game Limited (a company that we believe may be controlled by the Patent Holder) (collectively, the “Second Patent Litigants”) filed a writ of summons with the Court seeking monetary damages and other civil relief as a result of the alleged infringement of the First Patent Litigants’ patents by SMAL, and the Company at the G2E Asia Show.  As of June 4, 2012, the other exhibitors referenced above are not defendants in this matter.  As with the infringement claim discussed above, we believe that all of these claims are entirely without merit and we intend to continue to vigorously defend this matter.

On July 10, 2012, LT Game International Ltd. filed a complaint against us in the United States District Court for the District of Nevada. We believe that the plaintiff is controlled by the Patent Holder. In this complaint, LT Game International Ltd. makes various claims against the Company, including unfair competition and tortious interference with current and prospective business and contractual relations.  The complaint seeks injunctive relief and an unspecified amount of damages, including claims for reasonable attorneys’ fees and disbursements, costs, statutory damages under the Lanham Act, treble damages and profits.    On August 17, 2012, an amended complaint was filed with legal claims that are materially the same as the original complaint.  On September 4, 2012, we filed a motion to dismiss the amended complaint.  As with the Second Patent Litigants’ claims discussed above, we believe that this complaint is without merit and we intend to vigorously defend this matter.

Wright Matter – On November 7, 2009, Sam Wright was playing a Vegas Star ® craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42.0 million appeared on the machine.  On or about April 2010, we received notice that Mr. Wright had filed a patron dispute with the Louisiana State Police Gaming Division.  The Louisiana State Police Gaming Division concluded  that there was no violation of state law, rule or internal control and Mr. Wright was unsuccessful.

In November 2010, Mr. Wright filed a Petition for Damages (the “Wright Complaint”) with the Civil District Court for the Parish of Orleans, State of Louisiana, naming  the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively, “Harrah’s”) as defendants.  The Petition claimed damages of approximately $43.0 million plus possible treble damages, attorneys’ fees and costs.  The Company could have had possible indemnity obligations to Harrah’s if a judgment had been entered.   In February 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   On February 2012, the Company attended a Court ordered settlement conference, in which the Wright Complaint and the Declaratory Relief Complaint (discussed below) were settled between the parties without admission of liability by either the Company or Harrah’s.  Effective May 8, 2012, the Wright Complaint and the Declaratory Relief Complaint were dismissed with prejudice.

Axis Surplus Insurance Company (“Axis”) was the Company’s insurance carrier with respect to the Wright Complaint.  In November 2011, we filed a Complaint for Declaratory Judgment (the “Declaratory Relief Complaint”) in the United States District Court for the Eastern District of Louisiana against Axis seeking, pursuant to our policy, that  (a) Axis provide full policy coverage and defense; (b) Axis pay all legal fees and expenses incurred by us in the defense of the Wright Complaint; and (c) Axis make all reasonable efforts to protect us from risk of excess judgment.  The Declaratory Relief Complaint was dismissed with prejudice as discussed above.

TCS South Africa- On August 20, 2012, we sued TCS John Huxley (PTY) LTD. (“TCS South Africa”) in the Court of the Commissioner of Patents for the Republic of South Africa.   The suit alleges that the “A Plus” card shuffler, which is being distributed by TCS South Africa, violates one of our patents.   We seek an enquiry into damages, an interdict against infringement of our patent, and delivery up of any infringing products.  We believe that we have a meritorious case and are vigorously pursuing this claim.

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

•	Increasing our PTG content through development or acquisitions of new proprietary titles;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	The growth opportunities and revenue potential from our i-Table®, i-Table Roulette™ and MD3™ shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment;

•	Expected increases in leasing revenue in the Utility segment, driven by the MD3™ shuffler, with the majority of upgrade placements expected to be leases;

•	Expectations to begin revenue generation from Vegas Star™ Live Roulette;

•	Expectations that EGM revenues will continue to come from sales of EGMs in Australia;

•	Expected growth of additional international markets, including Asia and Latin America;

•	Expectations of EGM placements and revenue in 2012 exceeding 2011 levels.

•
Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service and other liquidity requirements of existing operations for at least the next 12 months;

•	Company expectations with respect to outstanding litigation;

•	Growing capital expenditures in proportion to revenue as a result of our leasing model extending into more capital-intensive products;

•	Expectations that there will be no further expenses recognized with respect to the terminated acquisition of Ongame; and

•	Expectations with respect to foreign currency exchange rate fluctuation risk.

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

Overview

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live table games, side bets and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and Electronic Gaming Machines (“EGM”), which include video slot machines.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

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

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the Ace® shuffler upgrade initiative. We expect the next revenue driver to be our new MD3™ shuffler.  The MD3™ shuffler is our next generation upgrade for the legacy MD series shufflers. As the MD1 shuffler reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 shufflers, both leased and previously sold, with the MD3™ shuffler. The majority of these placements are expected to be leases.

•
We expect to continue seeing volatility in sales revenue in our Utility segment outside the United States.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Australia, Asia and Latin America. Growth drivers for the Utility segment outside the United States are new jurisdictional openings, such as the new openings in Singapore and the Philippines during fiscal 2010, as well as the expansion of existing markets such as Macau. In the current year, we have seen an increase in the demand for our shufflers in Macau, particularly the MD3™ shuffler.

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

•
We intend to seek enforcement against parties that infringe our intellectual property on the Internet in legalized markets where legal systems and availability of cost-effective remedies are available to us.

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
o
The new i-Table® and i-Table Roulette™ combine an electronic betting interface with a live table game and graphically-enhanced central display screens.  We expect these products to provide us with growth opportunities in domestic and international markets if they achieve customer acceptance; and

o
In Australia and Asia, we have begun generating revenue from placements of our new multi-game feature on Rapid Table Games®, which offers enhanced live statistics at the touch of a button and betting can be conducted across multiple games.

Electronic Gaming Machines

•	Our EGM segment is primarily a sales model and we expect to continue to realize the majority of our EGM revenues from sales of EGMs in Australia and Asia.

•	We expect that EGM revenue and placements in fiscal 2012 will continue above 2011 levels primarily driven by updated game content as well as our new Super Topbox for the Equinox™ cabinet.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•
We also expect growth in additional international markets such as Asia and Latin America. Initial installations into Asia began during the third quarter 2011, of which a majority was Equinox™.  In the current year we have placed units in Mexico and Latin America

Expenses

Our direct expenses primarily include cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect expenses include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  We continue to expend significant R&D efforts on the development of our newer generation shuffler products, such as the DeckMate®2, MD3™ and one2six® Plus, our i-Shoe® Auto card recognition products, as well as other table accessories, such as the i-Shoe® and the i-Score™ display. Our online gaming division is expending R&D dollars on developing online versions of our table games, social gaming and mobile applications. With our expansion into the e-Table markets, we continue to spend significant R&D dollars on developing and implementing new gaming mediums, such as the i-Table®, our newest e-Table that combines a variety of our products to create an exciting new table game experience. We are also spending increased R&D dollars on the new Equinox™ EGM cabinets and related game content.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,				Nine Months Ended July 31,
	2012		2011		2012		2011
	(Dollars in thousands)
Revenue:
Utility	$24,382	38.5%	$22,575	38.7%	$68,988	37.2%	$59,108	36.5%
Proprietary Table Games	12,994	20.5%	10,994	18.9%	38,623	20.8%	32,766	20.2%
Electronic Table Systems	6,053	9.5%	6,793	11.6%	21,183	11.4%	26,721	16.5%
Electronic Gaming Machines	19,957	31.5%	17,965	30.8%	56,699	30.6%	43,430	26.8%

Total revenue	63,386	100.0%	58,327	100.0%	185,493	100.0%	162,025	100.0%
Cost of revenue	23,364	36.9%	22,105	37.9%	67,161	36.2%	60,541	37.4%

Gross profit	40,022	63.1%	36,222	62.1%	118,332	63.8%	101,484	62.6%
Selling, general and administrative	19,007	30.0%	16,816	28.8%	55,991	30.2%	50,077	30.9%
Research and development	7,622	12.0%	6,695	11.5%	23,074	12.4%	19,494	12.0%

Income from operations	13,393	21.1%	12,711	21.8%	39,267	21.2%	31,913	19.7%
Other income (expense):
Interest income	116	0.2%	177	0.3%	429	0.2%	429	0.3%
Interest expense	(367)	(0.6%)	(659)	(1.1%)	(1,222)	(0.6%)	(2,031)	(1.3%)
Other, net	180	0.3%	457	0.8%	209	0.1%	(504)	(0.3%)
Total other income (expense)	(71)	(0.1%)	(25)	(0.0%)	(584)	(0.3%)	(2,106)	(1.3%)

Income from operations before tax	13,322	21.0%	12,686	21.8%	38,683	20.9%	29,807	18.4%
Income tax provision	2,898	4.6%	3,560	6.2%	10,875	5.9%	7,931	4.9%
Net income	$10,424	16.4%	$9,126	15.6%	$27,808	15.0%	$21,876	13.5%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$27,830	$24,785	12.3%	$80,730	$72,625	11.2%
Sales and service	35,556	33,542	6.0%	104,763	89,400	17.2%
Total	$63,386	$58,327	8.7%	$185,493	$162,025	14.5%

Cost of revenue:
Leases and royalties	$9,475	$8,970	5.6%	$27,853	$24,506	13.7%
Sales and service	13,889	13,135	5.7%	39,308	36,035	9.1%
Total	$23,364	$22,105	5.7%	$67,161	$60,541	10.9%

Gross profit:
Leases and royalties	$18,355	$15,815	16.1%	$52,877	$48,119	9.9%
Sales and service	21,667	20,407	6.2%	65,455	53,365	22.7%
Total	$40,022	$36,222	10.5%	$118,332	$101,484	16.6%

Gross margin:
Leases and royalties	66.0%	63.8%		65.5%	66.3%
Sales and service	60.9%	60.8%		62.5%	59.7%
Total	63.1%	62.1%		63.8%	62.6%

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Revenue

Our revenue for the three months ended July 31, 2012 increased $5.1 million over the same prior year period, primarily due to the following:

•	Increase of $3.0 million in our lease and royalty revenue was primarily due to our continued strategic focus on leasing:
o	Increased PTG lease and royalty revenue due to a 25.6% increase in units on lease; and
o	Increased Utility lease revenue due to a 7.3% increase in shuffler units on lease, driven primarily by the MD3™ shuffler, primarily in the United States and Asia.

•	Increase of $2.0 million in our sales and service revenue:
o	Increase in our EGM segment driven by a significant sale to a customer in the Philippines;
o	Increase in shuffler sales in Asia and an increase in shuffler average sales price; and
o	Offset by decreased revenue in our ETS segment primarily driven by the sale of refurbished units at a lower average sales price.

•	Impact of foreign currency fluctuations:
o	Total revenue was negatively impacted by approximately $1.8 million due to the exchange effect of a strengthening U.S. dollar.

Gross margin

Our gross margin for the three months ended July 31, 2012 increased 100 basis points (“bps”) to 63.1% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o	Utility was favorably impacted by increases in the number of shufflers sold and an increase in average sales price; and
o	Increased margins in the PTG segment were driven primarily by an increase in the number of units on lease.

•	Offset by ETS and EGM which were unfavorably impacted by reductions in the average sales price.

•	Impact of foreign currency fluctuations:
o	Total gross profit was negatively impacted by approximately $1.0 million due to the exchange effect of a strengthening U.S. dollar.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

Revenue

Our revenue for the nine months ended July 31, 2012 increased $23.5 million over the same prior year period, primarily due to the following:

•	Increase of $15.4 million in our sales and service revenue:
o	Increase in our EGM segment driven by a substantial increase in sold units due to the continued popularity of our Equinox™ cabinet as well as our expansion into Victoria, Australia;
o	EGM also increased due to a significant sale to a customer in the Philippines;
o	Increase in shuffler sales in Asia and to new casino openings in the United States;
o	$2.3 million in settlement and license fees from online operators driven by our strategy to protect and license our intellectual property; and
o	Offset by decreased revenue in our ETS segment primarily driven by decreases in the number of seats sold.

•	Increase of $8.1 million in our lease and royalty revenue was primarily due to our strategic focus on leasing:
o	Increased PTG lease and royalty revenue due to a 25.6% increase in units on lease; and
o	Increased Utility lease revenue due to a 7.3% increase in shuffler units on lease, primarily in the United States and Asia.

Gross margin

Our gross margin for the nine months ended July 31, 2012 increased 120 bps to 63.8% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance:
o
Increased margins in the PTG segment were driven primarily by settlement and license fees of $2.3 million from online operators with little associated direct costs and an increase in the number of units on lease; and

o	Increased lease and royalty revenue in Utility and PTG.

•	Partially offset by ETS which was unfavorably impacted by reductions in the number of units sold and decrease in average sales prices.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)

Selling, general and administrative	$19,007	$16,816	13.0%	$55,991	$50,077	11.8%
Percentage of revenue	30.0%	28.8%		30.2%	30.9%

Research and development	$7,622	$6,695	13.8%	$23,074	$19,494	18.4%
Percentage of revenue	12.0%	11.5%		12.4%	12.0%

Total operating expenses	$26,629	$23,511	13.3%	$79,065	$69,571	13.6%
Percentage of revenue	42.0%	40.3%		42.6%	42.9%

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $2.2 million for the three months ended July 31, 2012, as compared to the same prior year period. This increase primarily reflects the following:

•	Compensation and related expenses:
o
Increase of approximately $1.2 million in payroll and related expenses driven by the hiring of two executive level positions; our General Counsel and our newly created Chief Strategy Officer role, as well as, expansion into new jurisdictions, and an increase in sales and profit driven compensation expenses related to the increase in revenue.

•	Ongame acquisition related expenses:
o
Due diligence expenses and professional fees related to the terminated Ongame acquisition were approximately $0.5 million.  We do not anticipate any further expenses related to the terminated Ongame acquisition.

•	Legal expenses:
o
Increase of approximately $0.3 million  in legal and consulting expenses primarily related to the Macau Rapid Baccarat® Patent Issue and TCS South Africa litigation described in Note 11 of  this Form 10-Q.

•	Offset by impact of foreign currency fluctuations:
o	Total SG&A was positively impacted by approximately $0.5 million due to the exchange effect of a strengthening U.S. dollar.

Research & development (“R&D”) expenses:

R&D expenses increased $0.9 million for the three months ended July 31, 2012, as compared to the same prior year period.  R&D was positively impacted by approximately $0.3 million due to the effect of foreign currency exchange.  The following projects have been the focus of our R&D efforts during the three months ended July 31, 2012:

•	PTG
o	Ongoing enhancements to the successful progressive offering to our table game titles including the development of our Operator Wide Area Progressive (“O-WAP”); and
o	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

•	Utility:
o	Expenses primarily related to development of next generation shufflers such as the DeckMate®2, as well as ongoing development of our existing Utility products.

•	ETS:
o
Expenses primarily related to the development of updated ETS products including the next generation of the Table Master®, and the multigame and concurrent gaming enhancements to the Rapid Table Games® and Vegas Star® products as well as ongoing development of i-Table® and i-Table Roulette™.

•	EGM:
o	R&D efforts were spent on developing additional new EGM titles for the Equinox™ cabinet and to support ongoing business growth and geographic expansion into Asia.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $5.9 million for the nine months ended July 31, 2012, as compared to the same prior year period. This increase primarily reflects the following:

•	Compensation and related expenses:
o
Increase of approximately $3.5 million in payroll and related expenses, partially driven by the hiring of several executive level positions during 2011, including our Chief Executive Officer, our General Counsel and our newly created Chief Strategy Officer role, as well as, sales and profit driven compensation expenses due to increased revenue during the nine months ended July 31, 2012, as compared to the prior year period.

•	Ongame acquisition related expenses:
o
Due diligence expenses and professional fees related to the terminated Ongame acquisition were approximately $2.0 million.  We do not anticipate any further expenses related to the terminated Ongame acquisition.

•	Development of online platforms and versions of our table games for online, social gaming and mobile applications.

Research & development (“R&D”) expenses:

R&D expenses increased $3.6 million for the nine months ended July 31, 2012, as compared to the same prior year period. The following projects have been the focus of our R&D efforts during the nine months ended July 31, 2012:

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
o
Expenses primarily related to the development of updated ETS products including the next generation of the Table Master®, and the multigame and concurrent gaming enhancements to the Rapid Table Games® and Vegas Star® products as well as ongoing development of i-Table® and i-Table Roulette™.

•	Utility:
o	Expenses primarily related to development of next generation shufflers such as the DeckMate®2, as well as ongoing development of our existing Utility products.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$3,164	$2,521	25.5%	$9,126	$7,528	21.2%
Amortization	1,400	1,729	(19.0%)	4,271	5,078	(15.9%)
Total	4,564	4,250	7.4%	13,397	12,606	6.3%

Operating expenses:
Depreciation	862	1,021	(15.6%)	2,745	3,011	(8.8%)
Amortization	834	804	3.7%	2,515	2,334	7.8%
Total	1,696	1,825	(7.1%)	5,260	5,345	(1.6%)

Total:
Depreciation	4,026	3,542	13.7%	11,871	10,539	12.6%
Amortization	2,234	2,533	(11.8%)	6,786	7,412	(8.4%)
Total	$6,260	$6,075	3.0%	$18,657	$17,951	3.9%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property and customer relationships.

Three months ended July 31, 2012 compared to three months ended July 31, 2011

Total depreciation and amortization included in gross margin increased 7.4% in the three months ended July 31, 2012 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in the number and cost of assets on lease. Decreased amortization in gross margin is primarily due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are reaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses decreased 7.1% in the three months ended July 31, 2012 as compared to the same prior year period. Depreciation expenses decreased as various assets reached the end of their estimated useful lives. The increase in amortization expenses relates primarily to amortization of the customer relationships acquired in connection with the purchase of Fire Bet® in the first quarter of the current fiscal year.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

Total depreciation and amortization included in gross margin increased 6.3% in the nine months ended July 31, 2012 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in the number and cost of assets on lease. Decreased amortization in gross margin is primarily due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are reaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses decreased 1.6% in the nine months ended July 31, 2012 as compared to the same prior year period. Depreciation expenses decreased as various assets reached the end of their estimated useful lives. The increase in amortization expenses relates primarily to amortization of the customer relationships acquired in connection with the purchase of Fire Bet® in the first quarter of the current fiscal year.

INCOME TAXES

Three months ended July 31, 2012 compared to three months ended July 31, 2011

The effective income tax rate from continuing operations for the three months ended July 31, 2012 decreased to 21.8% as compared to 28.1% in the prior year period. This decrease primarily reflects the following:

•
Expenses recorded in the prior quarter for transaction costs related to the Ongame acquisition, which became deductible in the current quarter due to our decision not to proceed with the acquisition; and

•	Expiration of the statute of limitations with regard to several of our uncertain tax positions.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

The effective income tax rate from continuing operations for the nine months ended July 31, 2012 increased to 28.1% as compared to 26.6% in the prior year period. This increase primarily reflects the following:

•	Changes in geographic income before taxes.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended July 31, 2012 compared to three months ended July 31, 2011

	Three Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$11,915	$10,796	$1,119	10.4%
Sales - Shuffler	9,027	8,315	712	8.6
Sales - Chipper	608	537	71	13.2
Service	1,814	1,639	175	10.7
Other	1,018	1,288	(270)	(21.0)
Total sales and service	12,467	11,779	688	5.8
Total Utility segment revenue	$24,382	$22,575	$1,807	8.0%

Utility segment gross profit	$15,285	$12,852	$2,433	18.9%
Utility segment gross margin	62.7%	56.9%

Utility segment operating income	$13,334	$11,208	$2,126	19.0%
Utility segment operating margin	54.7%	49.6%

Shuffler unit information:
Lease units, end of period (1)	8,245	7,682	563	7.3%
Average monthly lease price	$461	$451	10	2.2%

Sold units during the period	563	540	23	4.3%
Average sales price	$16,034	$15,398	$636	4.1%

Chipper unit information:
Lease units, end of period	228	211	17	8.1%

Sold during period	35	28	7	25.0%
Average sales price	$17,371	$19,179	$(1,808)	(9.4%)

(1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue for the three months ended July 31, 2012 increased $1.8 million as compared to the same prior year period, primarily due to the following:

•	A 10.4% increase in lease revenue:
o	The number of shufflers on lease has increased 7.3% over the prior year led primarily by placements of MD2™ shuffler in Asia and MD3™ shufflers in the United States; and
o
Placements of the newly introduced MD3™ shuffler, which accounted for the majority of our new lease placements during the quarter.  The MD3™ shuffler lease base has grown to over 700 units as of the end of the quarter.

•	A 8.6% increase in shuffler sales revenue:
o	An increase of 4.3% in the number of units sold, driven primarily by a sale of MD3™ shuffler units to a large casino customer in Macau and sales to new casinos opening in the United States; and
o	An increase of 4.1% in shuffler average sales price driven by changes in the mix of shuffler models sold.

Utility gross profit increased 18.9% year over year and utility gross margin increased 580 bps to 62.7% as compared to the same prior year period primarily related to the following:

•	The overall increase in total revenues as noted above; and

•
A decrease in amortization expense associated with the underlying intangible assets related to the one2six® shuffler and Easy Chipper® that are approaching the end of their original estimated useful lives.

Utility operating income increased 19.0% year over year and operating margin increased 510 bps to 54.7% as compared to the same prior year period.  These changes primarily related to the changes described in gross profit and gross margin described above.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$34,787	$31,077	$3,710	11.9%
Sales - Shuffler	24,477	18,007	6,470	35.9
Sales - Chipper	1,068	1,010	58	5.7
Service	5,280	4,951	329	6.6
Other	3,376	4,063	(687)	(16.9)
Total sales and service	34,201	28,031	6,170	22.0
Total Utility segment revenue	$68,988	$59,108	$9,880	16.7%

Utility segment gross profit	$42,622	$35,284	$7,338	20.8%
Utility segment gross margin	61.8%	59.7%

Utility segment operating income	$36,986	$30,294	$6,692	22.1%
Utility segment operating margin	53.6%	51.3%

Shuffler unit information:
Lease units, end of period (1)	8,245	7,682	563	7.3%
Average monthly lease price	$450	$432	18	4.2%

Sold units during the period	1,565	1,159	406	35.0%
Average sales price	$15,640	$15,537	$103	0.7%

Chipper unit information:
Lease units, end of period	228	211	17	8.1%

Sold during period	59	51	8	15.7%
Average sales price	$18,102	$19,804	$(1,702)	(8.6%)

(1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Our Utility segment revenue for the nine months ended July 31, 2012 increased $9.9 million as compared to the same prior year period, primarily due to the following:

•	A 35.9% increase in shuffler sales revenue:
o
An increase of 35.0% in the number of units sold, driven by increased MD3™ shuffler sales in Asia and in the United States primarily to new casinos opening and replacement of previously sold shufflers.

•	A 11.9% increase in lease revenue:
o	An increase in the number of MD2™ shuffler units on lease in Asia and MD3™ shuffler units on lease in the United States; and
o
Placements of the newly introduced MD3™ shuffler, which accounted for the majority of our new lease placements during the year to date period.  The MD3™ shuffler lease base has grown to over 700 units as of the end of the quarter.

Utility gross profit increased 20.8% year over year and utility gross margin increased 210 bps to 61.8% as compared to the same prior year period primarily related to the following:

•	The overall increase in total revenues as noted above;

•
A decrease in amortization expense associated with the underlying intangible assets related to the one2six® shuffler and Easy Chipper® that are approaching the end of their original estimated useful lives.

Utility operating income increased 22.1% year over year and operating margin increased 230 bps to 53.6% as compared to the same prior year period.  These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended July 31, 2012 compared to three months ended July 31, 2011

	Three Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$12,324	$10,543	$1,781	16.9%
Sales	552	331	221	66.8
Service	27	29	(2)	(6.9)
Other	91	91	-	-
Total sales and service revenue	670	451	219	48.6
Total PTG segment revenue	$12,994	$10,994	$2,000	18.2%

PTG segment gross profit	$10,634	$8,671	$1,963	22.6%
PTG segment gross margin	81.8%	78.9%

PTG segment operating income	$8,481	$7,445	$1,036	13.9%
PTG segment operating margin	65.3%	67.7%

PTG unit information (1):
Premium units, end of quarter	2,699	2,417	282	11.7%
Side bet units, end of quarter	2,542	1,969	573	29.1%
Progressive units, end of quarter	1,139	783	356	45.5%
Add-on units, end of quarter	341	180	161	89.4%
Total revenue generating lease base	6,721	5,349	1,372	25.6%

Average monthly lease/license price	$611	$657	(46)	(7.0%)

Sold during quarter	10	29	(19)	(65.5%)
Average sales price	$54,750	$11,414	43,336	379.7%

(1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue for the three months ended July 31, 2012 increased $2.0 million as compared to the same prior year period, primarily due to the following:

•	A 16.9% increase in royalty and lease revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em® and Mississippi Stud®;
o	Increased placements of progressive table games in the United States, primarily Fortune Pai Gow Poker® Progressive, Three Card Poker Progressive and Ultimate Texas Hold ‘Em® Progressive;
o	Increased placements of side bets in the United States, primarily Fortune Pai Gow Poker®, Dragon Bonus, and the acquisition of the Fire Bet® side bet in the first quarter; and
o	Offset by a 7.0% decrease in average monthly lease/license price due to the change in mix of table games on lease.

•	A 66.8% increase in PTG sales revenue:
o
Driven primarily by a 379.7% increase in average sales price in the current quarter.  The prior year quarter sales consisted primarily of side bets and current quarter sales consisted primarily of  premium table games in the United States; and

o	Offset by a 65.5% decrease in the number of table games sold.

PTG gross profit increased 22.6% year over year and gross margin increased by 290 bps to 81.8% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues.

PTG operating income increased 13.9% year over year, although the operating margin decreased 240 bps to 65.3% as compared to the same prior year.  The increase in operating income primarily related to the following:

•	The increase in gross margin and gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	An increase in R&D costs associated with our online gaming development of games and platforms for online, social gaming, and mobile devices; and

•	Offset by the increase in gross margin and gross profit referred to above.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$35,379	$31,204	$4,175	13.4%
Sales	2,941	1,225	1,716	140.1
Service	92	86	6	7.0
Other	211	251	(40)	(15.9)
Total sales and service revenue	3,244	1,562	1,682	107.7
Total PTG segment revenue	$38,623	$32,766	$5,857	17.9%

PTG segment gross profit	$31,994	$26,338	$5,656	21.5%
PTG segment gross margin	82.8%	80.4%

PTG segment operating income	$25,122	$23,205	$1,917	8.3%
PTG segment operating margin	65.0%	70.8%

PTG unit information (1):
Premium units, end of period	2,699	2,417	282	11.7%
Side bet units, end of period	2,542	1,969	573	29.1%
Progressive units, end of period	1,139	783	356	45.5%
Add-on units, end of period	341	180	161	89.4%
Total revenue generating lease base	6,721	5,349	1,372	25.6%

Average monthly lease/license price	$585	$648	$(63)	(9.7%)

Sold during period	12	48	(36)	(75.0%)
Average sales price	$51,598	$25,521	$26,077	102.2%

 (1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008. No changes were made to revenue.

Total PTG segment revenue for the nine months ended July 31, 2012 increased $5.9 million as compared to the same prior year period, primarily due to the following:

•	A 13.4% increase in royalty and lease revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em® and Mississippi Stud®;
o	Increased placements of progressive table games in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker® Progressive and Ultimate Texas Hold ‘Em® Progressive;
o	Increased placements of side bets in the United States, primarily Fortune Pai Gow Poker®, Dragon Bonus and the acquisition of the Fire Bet® side bet during the period; and
o	Offset by a 9.7% decrease in average monthly lease/license price due to the change in mix of table games on lease.

•	A 140.1% increase in PTG sales revenue:
o	Driven by $2.3 million settlement and license fees from online operators in line with our strategy to protect and license our intellectual property; and
o
Offset by a 75.0% decrease in table games sold, driven primarily by our strategic focus on leasing versus sales.  Current and prior year sales included primarily sales related to new casino openings and conversions of leased to sold table games at premium prices.  Average sales price increased due to the change in mix of table games sold.

PTG gross profit increased 21.5% year over year and gross margin increased by 240 bps to 82.8% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The settlement and license fees from online operators described above partially offset by the decrease in sales of table games.

PTG operating income increased 8.3% year over year, although the operating margin decreased 580 bps to 65.0% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross margin and gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	An increase in R&D costs associated with our online gaming development of games and platforms for online, social gaming, and mobile devices; and

•	Offset by the increase in gross margin and gross profit referred to above.

Electronic Table Systems Segment Operating Results

Three months ended July 31, 2012 compared to three months ended July 31, 2011

	Three Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases:
Royalties and leases	$3,437	$3,354	$83	2.5%
Sales	1,828	2,577	(749)	(29.1%)
Service	149	153	(4)	(2.6%)
Other	639	709	(70)	(9.9%)
Total sales and service revenue	2,616	3,439	(823)	(23.9%)
Total ETS segment revenue	$6,053	$6,793	$(740)	(10.9%)

ETS segment gross profit	$2,055	$3,197	$(1,142)	(35.7%)
ETS segment gross margin	34.0%	47.1%

ETS segment operating income	$(846)	$328	$(1,174)	(357.9%)
ETS segment operating margin	(14.0%)	4.8%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,421	2,414	7	0.3%
Average monthly lease price	$459	$450	$9	2.0%

Sold during the period	115	78	37	47.4%
Average sales price	$15,896	$33,038	$(17,142)	(51.9%)

i-Table®:
Lease units, end of period (1)	63	49	14	28.6%

(1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue for the three months ended July 31, 2012 decreased $0.7 million as compared to the same prior year period, primarily due to the following:

•	An 29.1% decrease in sales revenue:
o	A 51.9% reduction in average sales price primarily driven by the sale of refurbished units in Australia and Latin America; and
o	Offset by an increase of Rapid Table Games® seats sold totaling approximately $1.1 million to two large casino customers in Australia.

•	Impact of foreign currency fluctuations:
o	Total revenue was negatively impacted by approximately $0.1 million due to the exchange effect of a strengthening U.S. dollar.

ETS gross profit decreased 35.7% year over year and gross margin decreased 1,310 bps to 34.0% as compared to the same prior year period.  These decreases are due to the following:

•	The decrease in the sales revenue described above; and

•	An increase over the prior year in depreciation expense of leased units without a corresponding increase in lease revenue.

ETS operating income decreased 357.9% year over year and resulted in a loss for the three months ended July 31, 2012 as compared to the same prior year period.  ETS operating margin decreased 1,880 bps as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•
An increase in R&D costs associated with the development of new ETS products as described in the research and development expense section above. We have been investing in the next generation products for our ETS segment, such as an updated version of our Table Master®, a wide-screen version of our Rapid Table Games® and Vegas Star® product, as well as a software enhancement that allows for multigame and concurrent gaming on our Rapid Table Games® and Vegas Star® in certain jurisdictions.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$10,205	$10,062	$143	1.4%
Sales	7,579	13,348	(5,769)	(43.2%)
Service	450	433	17	3.9%
Other	2,949	2,878	71	2.5%
Total sales and service revenue	10,978	16,659	(5,681)	(34.1%)
Total ETS segment revenue	$21,183	$26,721	$(5,538)	(20.7%)

ETS segment gross profit	$8,868	$12,684	$(3,816)	(30.1%)
ETS segment gross margin	41.9%	47.5%

ETS segment operating income	$(967)	$3,860	$(4,827)	(125.1%)
ETS segment operating margin	(4.6%)	14.4%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of period (1)	2,421	2,414	7	0.3%
Average monthly lease price	$454	$453	$1	0.2%

Sold during the period	409	558	(149)	(26.7%)
Average sales price	$18,531	$23,921	$(5,390)	(22.5%)

i-Table®:
Lease units, end of period (1)	63	49	14	28.6%

(1) Certain unit information as of July 31, 2011 has been amended to reflect an immaterial adjustment to the beginning units as of October 31, 2008.  i-Table® seats are reported separately as units rather than seats to conform to the current presentation. No changes were made to revenue.

Total ETS segment revenue for the nine months ended July 31, 2012 decreased $5.5 million as compared to the same prior year period, primarily due to the following:

•	A 43.2% decrease in sales revenue:
o	A 57.1% decrease in the number of Vegas Star® seats sold. The prior year included sales to large casino customers primarily in Australia;
o	Decrease of 60.7% in the number of Table Master® seats sold as the prior year included significant sales to individual regional casinos in the United States;
o	A 22.5% reduction in average sales price driven by discounts on refurbished units sold in Asia and Australia and discounts on units sold in Latin America; and
o	Offset by an increase of 69.6% in Rapid Table Games® seats sold primarily in Australia, totaling approximately $4.2 million.

•	Impact of foreign currency fluctuations:
o	Total revenue was positively impacted by approximately $0.3 million due to the exchange effect of a weakening U.S. dollar.

ETS gross profit decreased 30.1% year over year and gross margin decreased 560 bps to 41.9% as compared to the same prior year period.  These decreases are due to the following:

•	The decrease in sales revenue as a result of fewer seats sold; and

•	The decrease in average sales price noted above.

ETS operating income decreased 125.1% and resulted in a loss for the nine months ended July 31, 2012 as compared to the same prior year period.  ETS operating margin decreased 1,900 bps for the nine months ended July 31, 2012 as compared to the same prior year period. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•
An increase in R&D costs associated with the development of new ETS products as described in the research and development expense section above. We have been investing in the next generation products for our ETS segment, such as an updated version of our Table Master®, a wide-screen version of our Rapid Table Games® and Vegas Star® product, as well as a software enhancement that allows for multigame and concurrent gaming on our Rapid Table Games® and Vegas Star® in certain jurisdictions.

Electronic Gaming Machines Segment Operating Results

Three months ended July 31, 2012 compared to three months ended July 31, 2011

	Three Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$154	$92	$62	67.4%
Sales	18,153	16,348	1,805	11.0
Service	35	33	2	6.1
Other	1,615	1,492	123	8.2
Total sales and service revenue	19,803	17,873	1,930	10.8
Total EGM segment revenue	$19,957	$17,965	$1,992	11.1%

EGM segment gross profit	$12,048	$11,502	$546	4.7%
EGM segment gross margin	60.4%	64.0%

EGM segment operating income	$8,701	$8,336	$365	4.4%
EGM segment operating margin	43.6%	46.4%

EGM unit information:
Lease units, end of period	380	27	353	1,307.4%

Sold during period	1,021	863	158	18.3%
Average sales price	$17,780	$18,943	$(1,163)	(6.1%)

Total EGM segment revenue for the three months ended July 31, 2012 increased $2.0 million as compared to the same prior year period, primarily due to the following:

•	A 11.0% increase in sales revenue:
o	Driven by the 18.3% increase in units sold primarily related to a sale to a customer in the Philippines; and
o
A 6.1% decrease in average sales price primarily related to the sale in the Philippines.  The decrease also relates to foreign exchange effects on the Australian Dollar.  The average sales price in Australian dollars increased 3.1% reflecting a higher average sales price for the EquinoxTM cabinet with Super Topbox.

•	Impact of foreign exchange fluctuations:
o	Total revenue was negatively impacted by approximately $1.2 million due to the exchange effect of a strengthening U.S. dollar.

•
We are starting to generate lease revenue from machines on participation arrangements in Mexico and Asia.  We have placed a significant number of machines in these jurisdictions and our installed base has grown to approximately 380 units.

EGM gross profit increased 4.7% year over year and EGM gross margin decreased 360 bps to 60.4% as compared to the same prior year period. The increase in gross profit primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold.

The decrease in gross margin primarily related to the following:

•	The decrease in average sales price primarily driven by the large sale to a customer in the Philippines; and

•	Import duties and freight expenses to place machines on lease in Mexico and Latin America.

EGM operating income increased 4.4% year over year and operating margin decreased 280 bps as compared to the same prior year period. The changes in operating income and operating margin primarily related to the following:

•	The changes in total EGM gross profit and gross margin described above.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$359	$281	$78	27.8%
Sales	52,063	39,642	12,421	31.3
Service	67	65	2	3.1
Other	4,210	3,442	768	22.3
Total sales and service revenue	56,340	43,149	13,191	30.6
Total EGM segment revenue	$56,699	$43,430	$13,269	30.6%

EGM segment gross profit	$34,848	$27,178	$7,670	28.2%
EGM segment gross margin	61.5%	62.6%

EGM segment operating income	$24,948	$18,493	$6,455	34.9%
EGM segment operating margin	44.0%	42.6%

EGM unit information:
Lease units, end of period	380	27	353	1,307.4%

Sold during period	2,726	2,155	571	26.5%
Average sales price	$19,099	$18,395	$704	3.8%

Total EGM segment revenue for the nine months ended July 31, 2012 increased $13.3 million as compared to the same prior year period, primarily due to the following:

•	A 31.3% increase in sales revenue:
o	Driven by the 26.5% increase in units sold as a result of a sale to a customer in the Philippines;
o	Our expansion in the Victoria, Australia market in the current year and to a lesser extent increased placements in Asia; and
o
A 3.8% increase in average sales price reflecting higher sales prices in Australia driven by higher average sales price for the EquinoxTM cabinet with Super Topbox and partially offset by lower pricing for a sale to a single customer in the Philippines.

•	An increase of 22.3% in other revenue, driven by an increase in sales of conversion kits and other parts and peripherals.

•
We are starting to generate revenue from machines on lease and from participation arrangements in Mexico, Asia and Latin America.  We have placed a significant number of machines in these jurisdictions and our installed base has grown to approximately 380 units.

EGM gross profit increased 28.2% year over year and EGM gross margin decreased 110 basis points to 61.5%. The increase in gross profit primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and the increase in average sales price;

•	Increased sales of conversion kits and other parts and peripherals at higher margins; and

•	Offset by import duties and freight expenses to place several machines on lease in Mexico and Latin America.

EGM gross margin decreased primarily due to import duties and freight expenses to place several machines on lease in Mexico and Latin America.

EGM operating income increased 34.9% year over year and operating margin also increased 140 bps to 44.0% compared to the same prior year period. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory and products leased and held for lease and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service and other liquidity requirements associated with our existing operations for the next 12 months.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of July 31, 2012 was 0.19 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.00 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of July 31, 2012 was 0.17 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of July 31, 2012 was 63.36 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $22.5 million as of July 31, 2012 and $17.5 million as of October 31, 2011. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31, 2012	October 31, 2011	Increase (Decrease)	Percentage Change
	(In thousands, except ratios)

Cash and cash equivalents	$28,030	$22,189	$5,841	26.3%
Working capital	$79,366	$67,120	$12,246	18.2%
Current ratio	3.0 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$35,868	$36,692	$(824)	(2.2%)
Net cash used in investing activities	(25,962)	(21,434)	4,528	21.1%
Net cash provided by (used in) financing activities	(5,435)	4,423	(9,858)	222.9%
Effects of exchange rates	1,370	522	848	(162.5%)
Net change in cash and cash equivalents	$5,841	$20,203

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Nine Months Ended July 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(11,227)	$(11,608)	$(381)	(3.3%)
Purchases of property and equipment	(5,852)	(2,683)	3,169	118.1%
Purchases of intangible assets	(4,333)	(6,269)	(1,936)	(30.9%)
Total capital expenditures	$(21,412)	$(20,560)

Operating

Cash flows provided by operating activities decreased $0.8 million for the nine months ended July 31, 2012 compared to the same prior year period, primarily due to following:

•	An increased use of cash for working capital and operating accounts:
o	Cash paid for income tax liabilities was approximately $11.1 million more than the prior year period;
o	Days sales outstanding increased from 70.7 in the prior year to 76.3 as of July 31, 2012 due to an increase in sales-type leases with payment terms ranging generally from 24 to 36 months; and

•	Offset by strong operating performance, which led to an increase in net income of $5.9 million and the difference in non-cash items year over year provided an increase of additional $4.4 million.

Investing

Cash used in investing activities increased $4.5 million for the nine months ended July 31, 2012 compared to the same prior year period, primarily due to following:

•	A decrease of $4.6 million in proceeds from sale of leased assets; and

•
An increase of $3.2 million in cash used to purchase property and equipment, which is primarily related to the purchase of land for a consolidated corporate and operating facility in Las Vegas, Nevada.

Offset by the following:

•
Purchase of intangible assets during the nine months ended July 31, 2012 decreased by $1.9 million. Current year purchases related primarily to the acquisition of licenses to be used in our EGM segment; and

•
Acquisition of intellectual property which was recorded as a business acquisition for accounting purposes was $5.5 million during the nine months ended July 31, 2012 compared with the acquisition of Newton Shuffler, LLC for $6.5 million in the prior year period.

Financing

Cash flows were used in financing activities for the nine months ended July 31, 2012 at an increase of $9.9 million over the same prior year period, primarily due to following:

•	Cash used for debt payments on our Revolver, net of draws, was $23.0 million as compared to a net draw of $1.5 million during the nine months ended July 31, 2011; and

•
Offset by increased proceeds from issuance of common stock of $14.1 million, due to an increased weighted average exercise price of options exercised and an increase in the number of options exercised in the current period compared to the prior year period.

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

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Our effective interest rate as of July 31, 2012 was 2.0%. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of July 31, 2012, the amount drawn under the Revolver was $14.4 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $185.6 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

On May 31, 2012, the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

CAPITAL RESOURCES

Excluding any significant acquisitions of businesses, we believe our existing cash, investments, debt financing and projected cash flow from future operations will be sufficient to fund our operations, long-term obligations, capital expenditures and new product development for at least the next 12 months. Projected cash flows from operations are based on our estimates of revenue and expenses and the related timing of cash receipts and disbursements. If actual performance differs from estimated performance, projected cash flows could be positively or negatively impacted.

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

Interest rate risk. As of July 31, 2012, we had approximately $14.4 million of variable rate debt. Assuming a 1% change in the average interest rate as of July 31, 2012, our annual interest cost would change by approximately $0.1 million.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and nine months ended July 31, 2012 and 2011, were the Australian dollar and the Euro.  We settle inter-company trade balances, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted  under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2012, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended July 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K under Part I, Item 1A. The text of such risk factors is incorporated herein by reference.  For the three and nine months ended July 31, 2012, there were no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
May1 through May 31, 2012	-	$-	-	$21,077
June 1 through June 30, 2012	-	-	-	21,077
July 1 through July 31, 2012	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of July 31, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

3.4	Amended and Restated Bylaws of Shuffle Master, Inc., effective April 4, 2011 (Incorporated by reference to exhibit 3.4 to our Current Report on Form 8-K, filed April 8, 2011)
4.1
Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and Shuffle Master, Inc. on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

10.1
Amendment No. 1 to Credit Agreement dated May 31, 2012 by and among Shuffle Master, Inc., Wells Fargo Bank, National Association and the lenders on the signature page thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 31, 2012).

10.2
[Deed of Mutual Termination dated June 25, 2012 by and among SHFL Holdings (Gibraltar) Limited, Shuffle Master International, Inc., Shuffle Master, Inc., bwin.party services (Austria) GMBH and bwin.party digital entertainment plc.

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

Date: September 10, 2012

/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs
Chief Executive Officer
(Principal Executive Officer)

/s/ LINSTER W. FOX
Linster W. Fox
Chief Financial Officer
(Principal Financial Officer)