Form 10-K
period 2012-10-31
SHFL entertainment Inc.
filed 2012-12-21
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 0-20820

SHFL entertainment, Inc.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant on April 30, 2012 was approximately $984,143,019

As of December 18, 2012, 55,998,727 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on March 14, 2013 (“Fiscal 2012 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

SHFL ENTERTAINMENT, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Examples of such forward-looking statements include, without limitation, statements about or relating to the following:

•
Business strategies, including with respect to development of new or enhanced products, investment of capital to maximize returns and build our economic engine, and our focus on leasing structures for commercialization of certain products to increase returns and gross margins;

•	Increasing our Proprietary Table Games (“PTG”) content through development or acquisitions of new proprietary titles;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	The growth opportunities and revenue potential from our i-Table, i-Table Roulette and MD3 shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment;

•	Expected increases in leasing revenue in the Utility segment, driven by the MD3 shuffler, with the majority of upgrade placements expected to be leases;

•	Expectations to begin revenue generation from Vegas Star Live Roulette;

•	Expectations that Electronic Gaming Machine (“EGM”) revenues will continue to come from sales of EGMs in Australia;

•	Expectations regarding revenue and placement increases in our EGM segment through the use of long term financing arrangements;

•	Expected growth of certain markets, including Asia, the United States and Latin America;

•
Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service and other liquidity requirements of existing operations for at least the next 12 months;

•	Expectations with respect to outstanding litigation;

•	Growing capital expenditures in proportion to revenue as a result of our leasing model extending into more capital-intensive products;

•	Expectations that there will be no further expenses recognized with respect to the terminated acquisition of Ongame Network Ltd;

•	Expectations with respect to foreign currency exchange rate fluctuation risk;

•	Expectations with respect to our plans for development of a new consolidated facility in Las Vegas;

•	Expectations regarding continued freedom of our workforce from collective bargaining agreements;

•	Expected decline of ACE shuffler conversions; and

•	Expected immaterial impact of patents that may expire prior to 2015.

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

•	Failure to maintain our regulatory licenses or obtain new licenses where necessary;

•	Legislative and regulatory changes that impact us or our customers;

•	Non-compliance with the covenants in our senior secured credit agreement, including as a result of factors that are beyond our control;

•	High volatility or extreme changes in foreign currency exchange rates;

•	Difficulties or delays in, or being prevented from, carrying out acquisitions and subsequent integration of acquired businesses;

•	Difficulties in maintaining and protecting our intellectual property rights;

•	Potential infringement of the intellectual property rights of third parties;

•	Adverse outcomes with respect to litigation regarding intellectual property, including our payment of damages, constraints on our business and operations and invalidation of our intellectual property;

•	Involvement in other legal proceedings, and adverse outcomes with respect to such proceedings that could have a materially adverse effect on our business or prospects;

•	Disruption or delays in our or our suppliers’ manufacturing processes that could prevent us from meeting demand for our products;

•	Revenue losses in any of our business segments due to technical difficulties or fraudulent activities experienced by end users;

•	Inability to obtain market acceptance of products currently in development;

•	Inability to maintain a competitive technological position with respect to our competitors and competitive products;

•	Lower than expected revenues from our transition in certain products to a lease-based commercialization model;

•	Decreased demand for our products, including as a result of developments with respect to competitive products;

•	Adverse economic conditions in the gaming industry, which is our sole industry of focus; and

•	Adverse developments with respect to economic, political, legal and other risks associated with our international sales and operations.

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

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Form 10-K and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended on October 31and the associated quarters of those fiscal years.

PART I

ITEM 1. BUSINESS

BUSINESS

Unless the context indicates otherwise, references to “SHFL entertainment, Inc.,” “we,” “us,” “our” or the “Company,” include SHFL entertainment, Inc. and its consolidated subsidiaries.

We are a Minnesota corporation formed in 1983. We conducted our initial public offering and became a NASDAQ-listed public company in 1992. Our corporate offices are located at 1106 Palms Airport Drive, Las Vegas, Nevada 89119 and our telephone number is 702-897-7150.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the United States Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge on our website at www.shfl.com when such reports are available on the SEC website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; PTG, which include live table games, side bets and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications; Electronic Table Systems (“ETS”), which include various e-Table game platforms; and EGM, which include video slot machines.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as through outsourced manufacturing for certain sub-assemblies in the United States, Europe and Asia.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month fixed fee contract. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in regulated markets.

Utility. Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include various models of automatic card shufflers to suit specific games, as well as deck checkers, and roulette chip sorters. This segment also includes our i-Shoe Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score baccarat viewer that displays current game results and trends. Our Utility products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment consists of proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our internally developed and acquired proprietary table games, side bets, add-ons and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms such as Table Master, Vegas Star and i-Table.

Electronic Table Systems.  Our ETS segment consists of various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table, Table Master, Vegas Star and Rapid Table Games.  Our i-Table platform combines an electronic betting interface with a live dealer and live cards or a live wheel that is designed to improve game speed and security while reducing many operating expenses associated with live tables.  Our Table Master and Vegas Star products feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Like the i-Table, our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Unlike the i-Table, Rapid Table Games are not confined to a fixed number of seats and can have hundreds of terminals tied to one game outcome.

Electronic Gaming Machines.  Our EGM segment develops and delivers our video slot machines into markets including Australia, New Zealand, Asia, Mexico and parts of South America.  We offer a selection of video slot titles developed as stand-alone units or as linked progressive machines. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games that operate on the current PC4 operating platform. Popular titles for our EGMs include Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Mahajanga.  In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc.  In late fiscal 2012, we released a range of games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s12.

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

The table below presents our product lines and the percentage of total revenue from continuing operations contributed by each product line in the fiscal years ended October 31:

	Percentage of Total Revenue
Product Segment	2012	2011	2010
Utility	36.3%	36.4%	38.4%
Proprietary Table Games	20.2%	19.3%	20.1%
Electronic Table Systems	12.0%	14.9%	21.1%
Electronic Gaming Machines	31.5%	29.4%	20.4%
	100.0%	100.0%	100.0%

OUR STRATEGY

We believe we enhance our customer and shareholder value through our execution of the following strategic priorities:
•	An unwavering commitment to create innovative solutions and services for casino operators and compelling gaming experiences for players through enhanced customer centricity.
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

•
Foster the spirit of invention and the commitment to innovation that is at the heart of our success.  With nearly 2,500 worldwide patents, trademarks and copyrights granted and pending, our pipeline for new intellectual property is robust. We believe our intellectual property collectively represents one of the strongest portfolios in the industry and our success depends upon our ability to preserve, leverage and protect these core assets.

•
Capitalize on existing and emerging markets, and the worldwide proliferation of gaming.  A large part of our success in fiscal 2012 was turning opportunities into achievements.  As new markets continue to emerge across the globe and as existing gaming markets continue to evolve, we strive to make the most of every opportunity that arises.  We also believe that we have room to grow our footprint in existing markets – like Latin America, United States, Canada and Asia – in all or some of our product categories.

•	Sound balance sheet management to fuel growth through:
o
continued investment in our recurring revenue model, global intellectual property and research and development (“R&D”). We believe this will promote growth on our top and bottom line without relying on the introduction of significant new markets;

o	continued examination of strategic acquisitions. We are seeking opportunities that are accretive to earnings, have strong existing recurring revenues, and merit our efforts of integration; and
o	use of our financial resources to improve our return to shareholders through continued deleveraging and evaluation of stock repurchases and/or dividends.

•
Promote and foster internal staff development and deepen our bench strength.  We know our success is directly attributable to the caliber of our workforce and we remain committed to each and every employee’s development.  We will continue to set the talent bar high.

•
Drive margin improvement across all product categories. Our overall gross margin and operating margin have shown continuous improvement over the past four fiscal years.  We plan to continue our process improvement initiatives and uncover additional operational efficiencies.

•
Capitalize on opportunities created from existing online gaming markets and prepare ourselves for the potential legalization of Internet gambling in the United States.  The gaming landscape is quickly evolving and we will strive to be a leading content-provider in this arena.  We believe online gaming represents a significant opportunity for our future growth.

We are focused on our customers and on value-creation for our shareholders.  We seek to maintain continuous improvement while keeping innovation at the core of our success.  We believe that continued execution of our strategic plan is the best method to foster the growth of our business in fiscal 2013.

OUR UTILITY SEGMENT

Since our founding, we have developed and marketed products that include a combination of technologies to enhance the speed, productivity, security and profitability of the table game operations of our customers. Our automatic card shufflers were our first such products.

Our Utility products are designed to help customers increase the returns from their table game operations.

Our Shuffler Products. We currently market a complete range of shufflers, including single deck, batch and continuous shufflers. Single-deck shufflers that deliver randomized hands of cards such as our i-Deal shuffler are generally used on proprietary table games such as our own Three Card Poker and Ultimate Texas Hold ‘Em games. Additionally, we offer single deck/double deck batch shufflers, the Deck Mate and the next-generation Deck Mate 2, for use on live stakes poker tables and to a lesser extent, on single or double deck blackjack games.  For multiple deck “shoe” games such as blackjack, blackjack variants, baccarat and Casino War, we offer the one2six family of continuous shufflers.  For casinos that prefer to shuffle “shoe” games in a batch shuffler, we offer the MD3 shuffler.  Shuffled batches of cards may then be delivered to one of our secure card reading i-Shoe and i-Shoe Auto shoes.

Our next-generation shufflers such as the i-Deal, the MD3 and the Deck Mate 2, combine a number of enhanced features such as optical card recognition technology, card re-sorting, an ergonomic design with flush mount load and a programmable multi-game function to enhance game security and provide cost savings for the casino.  The MD3 is available with an optional on-board ticket printer.  All next-generation shufflers improve upon the speed and performance of the older models.

Our shufflers significantly reduce card manipulation by dealers, resulting in increased security. By allowing cards to be shuffled continuously or in frequent batches, our shufflers reduce or eliminate card counting and shuffle tracking. Because our shufflers shuffle one or more decks while a game is being played, down-time related to dealer shuffling is also significantly reduced, with the potential for a corresponding increase in playing time and win for the casino.

Our Chip Sorting Machines. Our chip sorting machines simplify the handling of gaming chips, which increases the productivity and security on roulette tables.

Our existing Utility products include:

Chipmaster

Chipstar

Deck Checker

Deck Mate

Deck Mate 2

Easy Chipper C

Easy Chipper D

i-Deal

i-Score

i-Shoe

i-Verify

MD2

MD3

one2six

one2six Plus

OUR PROPRIETARY TABLE GAMES SEGMENT

Our Proprietary Table Games and Other Proprietary Features. Our PTG segment includes our live and electronic proprietary table games, progressive table games with bonusing options and proprietary side bets as well as our newly introduced iGaming  products, which feature online versions of our table games, social gaming, and mobile applications.

The objective of our iGaming business is to build greater brand exposure and to produce recurring revenue though lease and participation arrangements.  This is accomplished by executing on a multi-pronged approach, which includes:

•	Providing online versions of our games in for real money gambling in regulated markets
•	Licensing our content to certified online operators
•	Launching free-to-play online versions of our games
•	Leveraging our games via social media and mobile channels
•	Protecting the integrity of our valuable brands by pursuing online operators that infringe upon our intellectual property
•	Evaluating complementary online fields where we can be market leaders

To successfully execute on these initiatives, we are investing in this area of business to create an optimal infrastructure, such as developing our own scalable online content delivery platform, utilizing cloud-based technology for online game delivery and establishing international licensed corporate entities and operations.

Because of the strength of our brand portfolio and our technological expertise, we believe that online gaming has significant growth potential for our business, particularly in current regulated online markets, like Europe, and potential new ones, such as the United States.  As the regulatory environment of this market potentially evolves, either on a federal or state-by-state level, we are positioning ourselves to capitalize on opportunities to supply online operators with a variety of content, similar to our land-based strategy.

We are continuously developing or acquiring new table games to complement our existing offerings and to extend our penetration of proprietary table games on the casino floor and online.

Our more popular titles, including progressive table games with bonusing options and proprietary side bets, are listed below in four categories: premium titles, side bets, add-ons and progressives.  The combination of premium titles and side bets represents the equivalent of additional casino floor space while add-ons and progressives generally generate incremental revenue on existing casino floor space.

Premium titles include:

Blackjack Switch

Caribbean Stud

Casino War

Crazy 4 Poker

Four Card Poker

Let It Ride

Let It Ride Bonus

Mississippi Stud

Texas Hold 'Em Bonus

Three Card Poker

Ultimate Texas Hold ‘Em

Side bets include:

Bet the Set "21"

Dragon Bonus

Fortune Pai Gow Poker

King’s Bounty Blackjack

Royal Match 21

Fire Bet

Add-ons include:

Bad Beat Bonus

Six Card Bonus

Three Card Poker Bonus

Progressives include:

Fortune Pai Gow Poker Progressive

Progressive Texas Hold ‘Em Bonus

Ultimate Texas Hold ‘Em Progressive

Three Card Poker Progressive

Four Card Poker Progressive

Crazy 4 Poker Progressive

Mississippi Stud Progressive

Royal Match 21 Progressive

OUR ELECTRONIC TABLE SYSTEMS SEGMENT

Our Electronic Table Systems. We develop e-Tables to either suit the needs of particular markets, such as racinos, or as productivity-enhancing solutions for live markets.  Our ETS suite of products provide numerous efficiencies and benefits to casinos including reduced downtime, virtual elimination of errors, mispays and cheating, and automated reporting such as wagering statistics and player tracking, to name a few. Some of our ETS products enable us to offer table game content in markets where live table games are not permitted, such as racino, video lottery and arcade markets. We have developed or acquired technology and platforms to deliver our proprietary table game content and public domain games on multi-player arrangements.

Our existing ETS products include:

i-Table

i-Table Roulette

Rapid Table Games

Table Master

Vegas Star

OUR ELECTRONIC GAMING MACHINES SEGMENT

Our Electronic Gaming Machines.  We offer a selection of video slot titles developed primarily for the global marketplace, which currently includes Australia and, to a lesser extent, Asia and Latin America.  We design and develop an extensive array of video slot titles presented in the Equinox widescreen cabinet and operating on SHFL’s proprietary PC4 operating platform. Our EGM segment is primarily a sales based model with Australia and New Zealand being the largest markets. We believe that Asia and Latin America are important emerging markets for this segment and these regions utilize recurring lease and participation models as well as outright sales.

Popular titles for fiscal 2012 include Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Mahajanga. In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc.  In late fiscal 2012, we released a range of games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s12.

OTHER SEGMENT INFORMATION

Customers and marketing. We market our products to casinos and other legal gaming establishments around the world with our direct domestic and international sales force and several domestic and international distributors and/or representatives. We also market several of our ETS products to a variety of gaming venues not permitted to offer live table games, such as racinos and other legal gaming establishments around the world. We currently have sales and market our products on six continents and have relationships with various distributors worldwide.

We believe the quality and breadth of our customer base is a strong testament to the effectiveness and quality of our product offerings, technological innovation and customer service. Our customer base includes leading casino operators on all six continents and online that allow regulated casino style gaming, including operators in leading established gaming markets such as the United States, Canada, Latin America, Macau, Singapore, Malaysia, Australia, Europe and Africa. Moreover, our customer base includes all of the top 20 global gaming companies measured by annual revenues. Our customers include, among others, Caesar’s Entertainment Corp., MGM Resorts International, Mohegan Tribal Gaming Authority, Las Vegas Sands Corp., Crown Ltd., Wynn Resorts, Limited, Sociedade de Jogos de Macau S.A., Genting Groups, Galaxy Entertainment Group Limited, The Rank Group, Sun International Resorts, Tabcorp Holdings Ltd., Star City Pty Ltd. and Federal Group Tasmania.

Our products and the locations in which we may sell them are subject to the licensing and product approval requirements of various national, state, provincial and tribal jurisdictional agencies that regulate gaming around the world.  See “Business—Gaming Regulation” section below.  We both lease and sell our products, although we implemented a strategy to continue our emphasis on leasing versus selling, primarily in the United States.  When we lease our products, we generally negotiate a month-to-month fixed fee contract or license for our products for a fixed fee, or to a lesser extent, enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win. We may offer our customers a choice between a sale or a longer-term sales-type lease or other financing arrangements, depending on the needs of each customer. We service the products we sell and lease with those on lease, including a service contract. We also offer service packages to customers who purchase products from us.

Competition. We compete with other gaming products and supply companies for space on the casino customer's floor, as well as for our customer's capital spending. With respect to our Utility segment, namely shufflers and other gaming equipment, we compete on this basis as well as on the basis of offering a complete line of shufflers, product reliability, a superior service network, the strength of our intellectual property and the breadth of our sales, regulatory and distribution channels. Other companies may develop and market shufflers and seek to develop and obtain regulatory approvals of additional shuffler products. Our shufflers also compete against hand shuffling, which remains the most competitive shuffling option on casino card games around the world. Finally, since the need for our shufflers is dependent upon the casino’s use of live table games, our shufflers also compete against any products that live table games compete against.   We cannot provide assurances that a competitive product will not gain substantial placements or that a competitive product or hand shuffling will cause price erosion of our shufflers in the future.  As it relates to our Easy Chipper D and Chipmaster   roulette chip sorting products, competition is primarily limited to the Chipper Champ Plus and the more current Chipper Champ 2, both sold by TCSJohnHuxley. Competition with our i-Shoe card reading shoe is primarily limited to Angel Co. Ltd.'s Angel Eye® card reading shoe and the Bee electronic baccarat dealing shoe (U.S. Playing Card Company).

With respect to our PTG segment, in addition to companies such as International Game Technology (“IGT”), Bally Technologies, Inc. (“Bally”), Aristocrat Gaming (“Aristocrat”) and WMS Industries Inc. (“WMS”) that primarily market EGMs, we also compete with both non-proprietary table games such as blackjack and baccarat, and several companies which primarily develop and license proprietary table games. Some of those competitors' widely known proprietary table game titles include Galaxy Gaming's Lucky Ladies, Emperor's Challenge, and 21 + 3, Masque Publishing's Spanish 21, and DEQ Systems’ EZ Baccarat. Additionally, competition with our progressive bet system for table games includes DEQ Systems. Competition in this segment is focused on player appeal, brand recognition, price and the strength of underlying intellectual property. It is easier for smaller developers and vendors to participate in developing and marketing table games, compared to other gaming products, because of the lower cost and complexity associated with the development of these products and a generally less stringent regulatory environment. We compete on these bases, as well as on the strength of our extensive sales, service, marketing and distribution channels. We have been able to increase our placements of table games not only because of the general growth of table games, but also by displacing other table games such as public domain games. In the future, table game competitors as well as slot machine companies could market table games that displace our products.

With respect to our ETS segment, there are numerous other companies that manufacture and/or sell e-Tables that are similar to the products in our ETS segment. These companies include, but are not limited to, TCSJohnHuxley, Aristocrat, Interblock (member of Elektroncek Group), Aruze Corporation (“Aruze”), Novomatic Industries (“Novomatic”), PacificNet Inc. (“PacificNet”), PokerTek, Inc. (“PokerTek”), Digideal, Alphastreet Gaming Instruments, LT Game Limited, and TableMAX Holdings (“TableMAX”). Our e-Tables, as well as those of other companies, also compete for casino floor space with live table games and EGMs.  One of our competitive strengths in this segment is the ability to offer our proprietary table game titles on various e-Table platforms.

Our EGM segment is part of a highly competitive international slot market. The Australia and Asia markets reflect other worldwide markets insofar as most of the major international manufacturers have a presence there. The major competitors to our EGM products in these markets are Aristocrat, IGT, Bally, WMS, Konami Gaming, Inc. (“Konami”), Aruze and Ainsworth Game Technology (“Ainsworth”).  In Asia and Latin America, many of these competitors are also active along with competition from a myriad of local and European slot manufacturers.

Finally, some of our product segments may compete against each other for space on the casino floor.

Product supply. We obtain most of the parts for our products from outside suppliers, including both off-the-shelf items as well as components manufactured to our specifications. We also manufacture parts in-house that are used both for product assembly and for servicing existing products. We generally perform warehousing, quality control, final assembly and shipping ourselves from our facilities in Las Vegas, Nevada and Sydney, Australia, although small inventories are maintained and repairs are performed by our field service employees.

Additionally, some of our products are manufactured by subcontract manufacturers, located in Des Plaines, Illinois, Taiwan, and Salzburg, Austria, all of which also inventory and ship these products. We believe that our sources of supply for components and raw materials are adequate and that alternative sources of materials are available.

Research and development.  We employ a diverse staff of engineers, artists and game developers to support, improve and upgrade our existing products as well as to develop technology and game content for potential products. We perform the majority of our research and development ourselves in the United States and in Australia. We also conduct research and development through the use of a foreign, third party developer for certain international product offerings.  We believe that one of our strengths is identifying new product opportunities and developing new products, therefore we expect to continue to spend a significant portion of our annual revenues on research and development, including the acquisition of intellectual property from third parties.  Total R&D expense was $32.2 million, $27.6 million and $21.8 million for fiscal 2012, 2011 and 2010, respectively.

INTELLECTUAL PROPERTY

We believe that our intellectual property interests and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent, trademark and copyright protection as appropriate for our technologies. We also acquire and license intellectual property from third parties. Infringement claims, patent invalidity or expiration, license non-renewal, failure to stop infringers, inadequacy of patent and other intellectual property coverage, delays in using our intellectual property to develop products or the costs of protecting our intellectual property and changes to the intellectual property laws (including how courts interpret these laws) could adversely affect our future results of operations and our financial position. In the absence of valid and enforceable patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology. Costs associated with defending and pursuing infringement claims can be substantial.

Patents. We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, and potential product modifications and improvements. We also own intellectual property related to technology that has not yet been commercialized.  Some of the patents (primarily our game play method patents) we own are issued generally only in the United States.  A majority of the technology is internally developed; however, some of our technology has been purchased and is licensed from third parties.

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents.  While some of our older game patents, some of our progressive patents and some older shuffler patents expire within the next 3 years, the majority of our patents, including those with our newest technology, expire thereafter.  Some of our progressive and game patents expire in 2013. Under the laws of the United States, when a patent expires, a competitor would be legally able to make, use, offer to sell or sell the invention claimed in the patent.   We believe that the expiration of any of our patents prior to 2015 will not have a material adverse effect on our business. We also have numerous patent applications pending for our existing, planned and potential products. No assurance can be given that any such patents will be issued, or that the patents we currently hold or have licensed or any new patents that we acquire are, will be, or will remain valid, will provide any competitive protection for our products, or will adequately prevent others from offering competing products of similar design.

Trademarks. We own numerous United States and foreign trademarks, including common law and/or registered rights.  Some of our marks include: Aces Up, Bet the Set “21,” Caribbean Stud, Casino War, Crazy 4 Poker, Deck Mate, Dragon Bonus, Easy Chipper, Fortune Blackjack, Fortune Pai Gow Poker, Four Card Poker, House Money, i-Deal, i-Score, i-Shoe, i-Table, i-Verify, Let It Ride, MD2, MD3, Mississippi Stud, Money Market, one2six, Pair Plus, Pair Square, Rapid Table Games, Royal Match 21, SHFL, SHFL entertainment, Shuffle Master, Table Master, Texas Hold ‘Em Bonus, the fan design mark, Three Card Poker, Ultimate Texas Hold ‘Em, Vegas Star and design marks associated with the foregoing.  We believe that our trademarks and trade dress are an important component of the brand identity of our products. We also license trademarks from others.

Intellectual property licenses. We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed percentage or unit basis. While we do not believe that any of the current material license agreements are in jeopardy of being terminated, no assurance can be given that all of these license agreements will remain in effect or that such licenses can be extended under terms favorable to us.

In addition, when we license our products to our customers we also license the right to use our intellectual property. We typically earn license royalties on a periodic basis. We generally do not license our intellectual property to other gaming equipment suppliers.

Other intellectual property. In addition to patents, we also own intellectual property in the form of copyrights, trade dress, “get up” and trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information.

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

Infringement and litigation. We have been and are subject to litigation claiming that we have infringed the rights of others and that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of some of these cases see “Item 3. Legal Proceedings” and Note 14 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

GAMING REGULATION

Overview. We are subject to a wide range of complex gaming laws and regulations in over 200 jurisdictions, both foreign and domestic, in which we are licensed or have applications pending. Jurisdictions require us to be licensed, our key personnel to be found suitable, qualified or licensed, and our products to be reviewed and approved before placement. Additionally, gaming laws and regulations of most jurisdictions provide that beneficial owners of 5% or more of our common stock are subject to reporting procedures and may be subject to licensure that includes suitability investigations and submission of personal and financial information as required, unless the owner is eligible for and obtains an exemption or waiver. Under certain circumstances, an “Institutional Investor,” as such term is defined by certain gaming jurisdictions' statutes or regulations, who acquires more than 5%, may apply for a waiver of the suitability requirement. Generally, gaming jurisdictions may permit an Institutional Investor to hold up to 25% upon showing that it meets the jurisdiction's definition of an “Institutional Investor” and certification as to its passive investment intent. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships and the fair operation of our products. Gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, approvals and processes related to findings of suitability, qualifications or licenses, our products, key personnel and certain shareholders can be lengthy and expensive.

General regulatory licensing and approvals. We intend to maintain our existing licenses and to seek the necessary licenses, approvals, qualifications and findings of suitability for us, our products and our management personnel in new jurisdictions where we anticipate sales or leasing opportunities including iGaming licenses. We have never been denied a license, permit or approval necessary to do business in any jurisdiction, nor had a license suspended or revoked. However, there can be no assurance that new licenses, approvals, qualifications or findings of suitability will be obtained or that our existing licenses will be renewed or will not be revoked, suspended, conditioned or subject to a disciplinary action. If a license, approval, qualification or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, qualification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction or may be required to provide our products through other licensed entities at a reduced profit to us. There can also be no assurance that we will be able to obtain the necessary approvals for our products as they are developed. In addition, changes in legislation or in judicial or regulatory interpretations could occur which could adversely affect us.

We are licensed as a manufacturer and distributor of gaming devices or equipment, an operator of inter-casino linked system, an operator of slot machine route , a manufacturer of interactive gaming system, and an interactive gaming service provider in Nevada. We hold a casino service industry license in New Jersey and hold vendor, manufacturer, distributor and iGaming licenses in numerous other jurisdictions throughout North America and elsewhere. Due to variations in jurisdictional regulatory transaction reporting, and product licensing requirements, only the specifics of Nevada gaming law requirements are provided below as being representative of gaming regulation to which we are subject in other jurisdictions.

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

We are registered with the Nevada Commission as a publicly traded corporation and are licensed as a manufacturer and distributor of gaming devices or equipment, an operator of inter-casino linked system, an operator of slot machine route, a manufacturer of interactive gaming system, and an interactive gaming service provider. Such licenses are not transferable and require periodic payment of fees. The Nevada Gaming Authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by such licensing agency. If it were determined that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Commission. Each type of gaming devices, associated equipment, slot game operating system, mobile gaming systems and interactive systems manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Board and, in some cases, the Nevada Commission. We must regularly submit detailed financial and operating reports to the Nevada Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Commission.

Certain officers, directors and key employees are required to be found suitable by the Nevada Commission and employees associated with gaming must obtain work registrations which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Commission. Changes in specified key positions must be reported to the Nevada Commission. In addition to its authority to deny an application for a license, the Nevada Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

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

On May 17, 2012, the Nevada Commission granted us prior approval to make public offerings for a period of three  years, subject to certain conditions (the “Shelf Approval”). This Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Native American gaming regulation. Gaming on Native American lands is governed by the Federal Indian Gaming Regulatory Act of 1988 (“IGRA”) and specific tribal ordinances and regulations. Class III gaming, as defined under IGRA, also generally requires a Tribal-State Compact, which is a written agreement between a specific tribe and the respective state. This compact authorizes the type of Class III gaming activity and the standards, procedures and controls under which the Class III gaming activity must be conducted. The National Indian Gaming Commission (“NIGC”) has oversight authority over gaming on Native American lands and generally monitors tribal gaming including the establishment and enforcement of required minimum internal control standards. Each Tribe is sovereign and must have a tribal gaming commission or office established to regulate tribal gaming activity to ensure compliance with IGRA, NIGC and its Tribal-State Compact. We have complied with each of the numerous vendors’ licensing and specific product approval and shipping notification requirements imposed by Tribal-State Compacts and enforced by tribal and/or state gaming agencies under IGRA in the Native American lands in which we do business.

Other jurisdictions. We have obtained or are in the process of obtaining all licenses, permits, approvals or waivers required by jurisdictions having legalized gaming. In general, such requirements are similar to Nevada in that there are company approvals as well as individual licensing and product approvals.

Product approvals. Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment, iGaming system or gaming device. Associated equipment is equipment that is not classified as a gaming device but due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors of such associated equipment to meet licensing or suitability requirements prior to or concurrently with the use of such equipment in the respective jurisdiction. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products.

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

Significant customer sales, foreign sales and foreign assets. For fiscal 2012, 2011 and 2010, sales to customers outside the United States accounted for approximately 56%, 56% and 51% of consolidated revenue, respectively; and no individual customer accounted for more than 10% of consolidated revenue in each of those years. For the year ended October 31, 2012, approximately 31% of our revenues were in our EGM segment, which revenues relate primarily to outside the United States. As of October 31, 2012, approximately 40% of our long-lived assets, excluding deferred income taxes, goodwill and acquired intangible assets, were outside the United States. As of October 31, 2012 and 2011, no single customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2012, one customer exceeded 10% of our net investment in sales-type lease and notes receivable. As of October 31, 2011, no customers exceeded 10% of our net investment in sales-type lease and notes receivable. Additional information regarding our foreign sales and long-lived assets by geographic region is included in Note 13 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

Employees. As of October 31, 2012, we had approximately 805 employees.  We are not subject to any collective bargaining agreements and we believe that our environment will continue to be union free.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The gaming industry is highly regulated and failure to obtain or maintain our licenses could be disruptive to our business and could adversely affect our operations.

We are subject to regulation in all jurisdictions in which our customers operate and are also subject to regulation in many jurisdictions in which we conduct our iGaming business.  As a result of such regulation, we may need to be licensed, or seek licensure, approval or suitability of our officers, directors, major shareholders, key personnel, customers or vendors.  These laws, rules and regulations generally concern the responsibility, financial stability, character and suitability of such individuals and entities in gaming operations.  For example, we have established due diligence procedures that we undertake on customers and vendors.  If any of these individuals or entities are determined to be unsuitable, we may be required to sever our relationship or not enter into the proposed business relationship.  If we do not obtain and maintain all such licenses, approvals or findings of suitability, or if we fail to seek, do not receive or receive a revocation of such a license, approval or finding of suitability in a particular jurisdiction, we will not be able to do business in that jurisdiction, which could have a material adverse effect on our business, results of operation or financial condition.

Similarly, our products are subject to extensive regulation under federal, state, local and foreign laws in the jurisdictions in which we do business.  For example, failure to meet the required federal, state or foreign testing standards, a breach of any such testing standards or failure to comply with the rules and regulations regarding the distribution of our products could result in disciplinary action or the revocation, suspension or conditioning of our licenses, registrations, permits or approvals.

Doing business with any individual or entity considered unsuitable or non-compliance with any of the laws, rules or regulations applicable to our products or our iGaming business in any jurisdiction could result in civil or criminal fines or disciplinary actions or the revocation, suspension or conditioning of our licenses, approvals, findings of suitability, registrations or permits.  Regulators have wide ranging powers.  A fine, disciplinary action or the loss or suspension of a license or approval in one jurisdiction could have a similar effect in other jurisdictions in which we are licensed.  Such event could limit or eliminate our ability to continue our operations, all of which could have a material adverse effect on our business, results of operation or financial condition.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

New or revised legislation or regulation, including, without limitation, changes to iGaming law, may affect demand for or place limitations on the placement of our products.  Such changes could affect us in a variety of ways.  For example, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR, limit the amount of space allocated to our products and substantial changes in those regulations may adversely affect demand for our products.  Our business may also suffer if our products become obsolete or barriers of entry are created due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions on gaming operations in any jurisdiction. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities, could have a negative impact on our business. Any of the foregoing could have a material adverse effect on our existing or proposed business, our results of operation or financial condition.

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

We could face considerable business and financial risks in investigating and implementing acquisitions.

As part of our overall growth strategy, we may seek to acquire assets or businesses.  We regularly discuss and investigate possible acquisitions.  We may incur significant expenses with our due diligence efforts in connection with potential acquisitions.  Additionally, these due diligence efforts divert management’s attention in the negotiation and investigation of such acquisitions.  We may not be successful in consummating acquisitions on favorable terms or at all.

Such acquisitions could result in potentially dilutive issuances of equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities or an increase in amortization expenses.  An acquisition may not produce the revenues, earnings or business synergies we anticipate for a variety of reasons, including, without limitation:

•	the integration of the operations, financial reporting, internal controls, technologies, products and personnel, including issues raised by national, geographic and cultural differences;

•	potential impairments in acquired assets;

•	entry into markets or acquisition of products or technologies with which we have limited or no prior experience;

•	expenses associated with any potential or unknown legal liabilities;

•	management of worldwide operations and diversion of management's attention away from our existing business; and

•	the exploitation of acquired intellectual property or the development, sale or lease of acquired products or unanticipated increases in manufacturing expenses.

The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operation.

Our revenues are dependent on our intellectual property rights.

A significant portion of our revenue is derived from products, technologies and services that incorporate our intellectual property.  We have numerous patents, trademarks and copyrights.  We cannot assure you that all of our intellectual property would be found, or will continue to be, valid or enforceable, or that any pending intellectual property applications will be approved. The intellectual property we own or have rights to could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.  Competitors may infringe our intellectual property and, due to inadequate resources or other reasons, we may not be able to enforce our intellectual property rights.

The interpretation of intellectual property laws regarding the validity of intellectual property by courts and governmental authorities could negatively affect the validity or enforceability of our current or future intellectual property.  This could have multiple negative impacts upon, the marketability of, or anticipated revenue from, certain of our products.  Additionally, because of the differences in intellectual property laws, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States.  Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operation and financial condition.

To the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies.  If the intellectual property rights of others limit us from taking advantage of innovative technologies, we may be forced to enter into licensing arrangements in order to utilize such technology, be delayed in introducing such technology into the market or incur unexpected research and development expenses to develop alternative technologies.  We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies.  Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products or technologies.  Required royalty, licensing or settlement agreements may not be available to us on acceptable terms or at all.

We also rely on unpatented proprietary technology.  It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements.  We cannot assure you that these agreements are fully enforceable or that they will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of an unauthorized use, misappropriation or disclosure.  If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business, results of operation or financial condition.

Litigation regarding our intellectual property could have a material adverse effect on our business, intellectual property, results of operation or financial condition.

A significant portion of our success depends on the protection of our intellectual property.  We are making and in the future may make claims of infringement, invalidity or enforceability against third parties.  For example, with the emergence of iGaming, we have increased avenues to seek enforcement against parties that infringe our intellectual property.  This enforcement could:

•	cause us to incur greater costs and expenses in the protection of our intellectual property;

•	otherwise potentially negatively impact our intellectual property rights;

•	cause one or more of our patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; and

•	divert management's attention and our resources.

In addition, third parties may allege claims of infringement, invalidity or enforceability against us or against our licensees or manufacturers in connection with their use of our technology.  A successful challenge to or invalidation of one of our patents, copyrights or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm.  Any claim could:

•	be expensive and time consuming to defend or require us to pay significant amounts in damages;

•	cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer, rebrand our products or limit our ability to bring new products to the market in the future;

•	require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

•	impact the commercial viability of the products that are the subject of the claim during the pendency of such claim; or

•	require us by way of injunction to have to remove products on lease or stop selling or leasing new products.

We are, and in the future may be, involved in legal proceedings which could materially adversely affect us.

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

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operation could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, payment of attorneys’ fees and costs, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, intellectual property, results of operation or cause us financial harm.

Our products currently in development may not achieve commercial success and if we are unable to maintain a competitive technological position, we could suffer a material adverse effect on our business, results of operation or financial condition.

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

Our development of products is dependent on multiple factors.  There is competition in our industry for talented employees, which means that our product development may be impacted by our not having the necessary qualified employees.  We may not have sufficient research and development resources, including the necessary financial resources.  A number of products are being tested and we cannot provide any definite date by which they will be commercially available or at all.  These products may not prove to be commercially viable and even if they do, we may not be able to obtain the various gaming licenses necessary to distribute them to our customers. Additionally, subsequent to the commercial introduction of such products, we may experience operational or technical problems that could delay or defeat the ability of such products to generate revenue or operating profits.

Future technologies developed by our competitors may render our current products less desirable, profitable or viable.  We may not have available the financial and other resources to compete effectively against such competitors, which may, among other things, render our products obsolete or reduce their commercial value.  Future operational or technical problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success. We cannot predict which of the many possible future products, if any, will meet evolving industry standards and consumer demands. Should we be unable to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position, we could suffer a material adverse effect on our business, results of operation or financial condition.

The products in each of our segments may experience losses due to technical difficulties or fraudulent activities.

Our success partially depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products or technology.  We incorporate security features into the design of our products and technology in order to prevent us or our customers from being defrauded. To the extent any of our products or software experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors.  In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation.

Software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies, or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines, the requirement to remove such products or software from commercial use, suspension or revocation of our gaming licenses and disciplinary action. Further, in the event of such issues, substantial engineering and marketing resources and expenditures may be diverted from other areas to rectify the problem.  All of the foregoing could lead to a material adverse effect on our business, results of operation or financial condition.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect us.

We manufacture our products in Las Vegas, Nevada, as well as in our facility in Milperra, Australia. We also outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Asia. Should any of these manufacturing processes be disrupted, we cannot provide assurance that we would be able to timely remedy such disruption and accordingly may not be able to timely meet our business obligations or otherwise meet customer demand, all of which could negatively affect our revenues. To the extent we rely on a single source for any of our components used in our manufacturing process, any disruption to such source may result in a disruption to our manufacturing process and we cannot provide assurance that we will be able to timely remedy such disruption.  In either of such cases, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers for our products or technology.  The impact of all of the foregoing is magnified and will continue to increase as we streamline our supply chain management by narrowing the number of our suppliers.  Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or some of such cost increases by increased pricing to our customers. Such events could have a material adverse impact on our business, results of operation or financial condition.

Our strategy is focused on a lease based model and our business may suffer if demand for our products decreases.

Our strategy is to shift our customers from a sales based model to a lease based model for our Utility, PTG and ETS segments.  While this strategy is not possible in all jurisdictions, in fiscal 2012, 42.3% of our revenues were derived from leases in these segments.  Such lease agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party.  Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice, which may cause us to suffer a materially adverse effect on our business, results of operation or financial condition.

iGaming is a new and evolving industry, which presents significant uncertainty and business risks.

iGaming, including social gaming, is a relatively new industry that continues to evolve.  The growth of the iGaming industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty.

As we grow our iGaming business, our success will require significant investments in developing the business including costs and expenses related to hardware and infrastructure technology, legal compliance such as privacy and regulatory laws, personnel and entry into jurisdictions in which we have not previously operated.

The iGaming industry is highly competitive.  Our success depends on our ability to develop products that have player appeal and keep pace with technological advances in the industry.  As a result, iGaming revenues are speculative.  As with any new product line, revenues are unpredictable and we cannot provide assurance that our iGaming offerings will provide a return on our investment or at all, or be successful in the long term.

Economic conditions that have an adverse effect on the gaming industry will adversely affect our results of operation.

Our business operations are concentrated in a single industry that is affected by international, national and local economic conditions. A downturn in the economy or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our customers.  We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide or in the gaming industry, or the impact such slowdown may have on the demand for gaming.  If players have less disposable income to spend on gaming or if our customers are unable to devote resources to purchasing, leasing or licensing our products, there could be an adverse effect on our business. Such events include, without limitation:

•	adverse economic and market conditions, including fluctuating interest rates, higher airfares, energy and gasoline prices;

•	political events such as terrorist attacks, acts of war, political instability and international economic crisis; and

•	natural disasters such as major fires, floods, hurricanes and epidemics.

Such events may make it difficult for our customers and us to accurately forecast and plan future business activities and may cause our customers to slow their spending on our products. Our success depends on our customers leasing, buying or licensing our products for their existing operations, replacing their existing gaming products or equipping their new casinos or online operations. Any slowdown in the replacement cycle as a result of a downturn in the gaming industry may negatively impact our operations. If the domestic and foreign markets for our products significantly deteriorate, our business, financial condition and results of operation could be materially and adversely affected.

Economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results.

Our sales to customers outside the United States, primarily Canada, Europe, Australia and Asia accounted for approximately 56% of our consolidated revenue from continuing operations in fiscal 2012. Accordingly, our business results could be harmed by a variety of factors associated with our doing business internationally, including, without limitation:

•	tariffs, other trade protection measures and import or export licensing requirements;

•	changes in tax laws or application of such tax laws;

•	labor regulations, staffing and management of widespread operations;

•	requirements relating to withholding taxes on remittances, intercompany payments and restrictions on our ability to repatriate dividends from our subsidiaries;

•	collectability of receivables and recoverability of residual values on leased assets resulting in increased write-offs;

•	our ability to repossess our equipment or products in the event of a lease default; and

•	restrictions on our ability to operate subsidiaries, make investments or acquire new businesses in foreign jurisdictions.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risks and could subject us to additional compliance costs.

We are exposed to foreign currency exchange risk.

We transact business in numerous countries around the world and expect that a significant portion of our business will continue in international markets.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales, purchases of inventory, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. Consolidated revenues from customers outside the United States and denominated in foreign currencies was approximately $144 million in fiscal 2012 which is approximately 56% of consolidated revenues.  Because our financial results are reported in U.S. dollars, if we generate revenues and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those revenues and earnings. As such, we expect our revenues and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on our business, results of operation or financial condition.

Our ability to compete depends in part on the continued availability and service of qualified employees.

Much of our future success depends on the continued availability and service of qualified employees. Experienced employees in the gaming and technology industry are in high demand.  The loss of employees or the inability to hire additional talented employees as necessary could result in significant disruptions to our business, and the integration of replacement employees could be time-consuming and expensive and cause additional disruptions to our business.  If we are unable to attract and retain qualified employees, we may not be able to meet our strategic objectives.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties. We lease facilities in various locations throughout North America for office, research and development, warehouse and service space totaling approximately 133,000 square feet to support our American operations.  Our corporate headquarters, as well as our research and development and manufacturing of Utility, PTG and ETS products, are located in Las Vegas, Nevada and account for 89,000 square feet.  In addition, we own approximately 8.9 acres of land in Las Vegas that we plan to develop to serve as our new consolidated facility.

We lease facilities in various locations throughout Australia and New Zealand, totaling approximately 66,000 square feet for office, service and warehouse space to support our Australasia operations.  In addition, we own an approximately 59,000 square foot facility in Milperra, New South Wales, Australia that we use for research and development and manufacturing space for our ETS and EGM products.

We lease facilities in Austria and Gibraltar, totaling approximately 19,000 square feet for office and warehouse space to support our European and iGaming operations.

We lease approximately 8,000 square feet in Mexico for office and warehouse space to support our Latin America operations.

We lease approximately 7,300 square feet in Macau and Singapore for office and warehouse space to support our Asia operations.

We lease approximately 4,000 square feet in Johannesburg, South Africa for office and warehouse space to support our Africa operations.

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities/space are available to us to support expansion, if required.

ITEM 3. LEGAL PROCEEDINGS

For information on Legal Proceedings, see Note14 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing.  Our common stock is traded on The NASDAQ Stock Market under the symbol SHFL. As of December 18, 2012, we had approximately 244 shareholders of record. There are a significantly greater number of shareholders whose shares are held in street name. Based on information available to us as of December 18, 2012, we estimate that we have approximately 12,200 beneficial holders in total. The following table sets forth quarterly high and low prices for trades of our common stock during fiscal 2012 and 2011:

	2012		2011
	High	Low	High	Low
First Quarter	$12.99	$10.12	$11.80	$9.07
Second Quarter	18.77	12.79	11.57	8.65
Third Quarter	17.90	11.75	11.35	8.71
Fourth Quarter	16.23	13.14	10.88	7.35

The closing price of our common stock on December 18, 2012, was $14.10 per share.

Dividend Policy.  We have not paid dividends on our common stock in our two most recent fiscal years and certain covenants in our Senior Secured Revolving Credit Facility restrict our ability to pay dividends or make other distributions with respect to our equity securities.

Transfer Agent.  Our stock transfer agent and registrar is Wells Fargo Bank N.A., Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120, (800) 468-9716.

Performance Graph. The following graph compares a shareholder’s cumulative total return for the last five fiscal years, assuming $100 invested at October 31, 2007, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P Small Cap 600 Index: (iii) the stocks included in the NASDAQ Index Composite; and (iv) an index of selected issuers in our industry, or Peer Group. The Peer Group consists of IGT, Aristocrat, WMS, Bally, Scientific Games Corporation and Multimedia Games.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following summary consolidated financial data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.  The consolidated statements of operations data for the years ended October 31, 2012, 2011, 2010, 2009 and 2008, and the consolidated balance sheet data are derived from our consolidated financial statements. The historical results are not necessarily indicative of future results.

	Year Ended October 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Summary financial statements:
Revenue
Utility	$93,965	$82,942	$77,357	$71,707	$80,893
Proprietary Table Games	52,446	43,986	40,430	38,697	38,594
Electronic Table Systems	31,042	33,937	42,398	22,342	27,461
Electronic Gaming Machines	81,594	66,906	41,117	46,598	42,898
Unallocated Corporate	-	-	-	83	160

Total revenue	259,047	227,771	201,302	179,427	190,006
Cost of revenue	93,909	85,216	77,332	73,756	79,104
Gross profit	165,138	142,555	123,970	105,671	110,902
Income (loss) from continuing operations	38,606	31,590	23,083	14,974	(15,373)
Discontinued operations, net of tax	-	-	-	-	(1)
Net Income (loss)	$38,606	$31,590	$23,083	$14,974	$(15,374)

Earnings (loss) per share - continuing operations:
Basic earnings (loss) per share (a)	$0.69	$0.58	$0.43	$0.28	$(0.38)
Diluted earnings (loss) per share (a)	$0.68	$0.57	$0.43	$0.28	$(0.38)
Weighted average shares, basic (a)	55,884	54,344	53,258	53,120	40,006
Weighted average shares, diluted (a)	56,628	54,997	54,199	53,449	40,006

Balance Sheet Data (end of year):
Cash, cash equivalents, and investments	$24,160	$22,189	$9,988	$7,840	$5,374
Total assets	$331,051	$312,887	$303,960	$285,469	$261,930
Total debt	$1,303	$39,265	$66,262	$93,210	$124,335
Total long-term liabilities	$4,800	$42,668	$68,973	$96,109	$86,428
Shareholders' equity	$284,770	$233,615	$186,148	$156,074	$103,363

Cash Flow Data:
Cash provided by operating activities	$51,111	$63,969	$51,325	$40,142	$44,018
Cash (used) by investing activities	$(30,954)	$(26,887)	$(20,433)	$(9,045)	$(5,812)
Cash (used) by financing activities	$(19,282)	$(24,736)	$(28,659)	$(30,124)	$(37,256)

(a)  Earnings per share and weighted average share amounts for the years ended October 31, 2008, 2009, 2010, 2011 and 2012 reflect our equity offering in July 2008 of an additional 20.3 million common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition, results of operations and liquidity and capital resources as of October 31, 2012 and 2011 and for the fiscal years ended October 31, 2012, 2011 and 2010. This discussion should be read together with our audited consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K (“Form 10-K”).  Some of the information contained in this discussion includes forward-looking statements that involve risks and uncertainties; therefore our "Special Note Regarding Forward-Looking Statements" and "Risk Factors" should be reviewed  for a discussion of important factors that could cause actual results to differ materially from the results described in, or implied by, such forward-looking statements.

OVERVIEW

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: Utility products, which include various models of automatic card shufflers to suit specific games, as well as deck checkers, and roulette chip sorters; PTG, which include live table games, side bets, add-ons and progressives and newly introduced iGaming, which features online versions of SHFL entertainment’s table games, social gaming, and mobile applications; ETS, which include various e-Table game platforms and; EGM, which include video slot machines.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced for certain sub-assemblies in the United States, Europe and Asia.

See “Item 1. Business” included in this Form 10-K for a more detailed discussion of our business, strategy and each of our four segments.

Sources of Revenue

We derive our revenue from the lease, license and sale of our products and by providing service to our leased, and in some cases, previously sold units. Consistent with our strategy, we have a continuing emphasis on leasing or licensing our products.  When we lease or license our products, we generally negotiate month-to-month fixed fee contracts, or to a lesser extent, enter into participation arrangements whereby casinos pay us a fee based on a percentage of net win.  Product lease contracts typically include parts and service. When we sell our products, we offer casinos a choice between a cash sale or to a lesser extent, long-term financing. We also offer a majority of our products for sale with an optional parts and service contract.

Currently, the majority of Utility segment revenue is derived from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers on month-to-month license arrangements, which provides us with monthly royalty revenue. In the ETS segment, we derive revenue from leases, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement, as well as sales of game conversion kits, and to a lesser extent, participation and lease arrangements.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue increasing lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the MD3 shuffler upgrade initiative. We expect the next revenue driver to be our new Deck Mate 2 shuffler.  The MD3 shuffler is our next generation upgrade for the legacy MD series shufflers. As the MD1 shuffler reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 and MD2 shufflers, both leased and previously sold, with the MD3 shuffler. Our objective is that the majority of these placements will be leases.

•
We expect to continue seeing volatility in sales revenue in our Utility segment.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Asia and Latin America. Growth drivers for the Utility segment outside the United States are new jurisdictional openings, the expansion of existing markets, and growing demand for greater security and sophistication in existing casinos.

Proprietary Table Games

•
The majority of our PTG segment revenue is derived from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With global gaming expansion, most notably in Asia, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

•
Although the majority of our PTG revenue comes from our premium table games, we also derive a growing amount of revenue from progressive upgrades, add-ons and side bets.  These products are available for our own proprietary table game titles as well as public domain games such as poker, blackjack, baccarat, craps and pai gow poker.  These progressives, add-ons and side bets, offered almost exclusively through leases, are providing a growing share of our total PTG revenue.

•
We also pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  Several states have either opened new casino properties or approved live table games over the past year, and we have seen significant placements of our table game products in those new jurisdictions.

•
We intend to increase our PTG content through development and acquisition of new proprietary titles. By increasing our footprint with new titles, we hope to increase our domestic market penetration and expand further into international markets.

•
We have successfully sought enforcement and remedies against parties that infringed our intellectual property and will continue to do so in legalized markets where legal systems and availability of cost-effective remedies are available to us.

Electronic Table Systems

•
Although we continually pursue opportunities to increase lease revenues in our ETS segment within the United States, the nature of the gaming landscape has gradually evolved whereby there are fewer racinos and electronic-only markets and more live gaming markets.  As a result, we have seen some of our leased ETS products returned from those electronic-only markets as some states have approved live table games.  While this has caused some setbacks in the growth of our domestic ETS business, we have been able to return some of these products to service in other markets such as Latin America and even position these products as low-denomination, labor-free alternatives to live tables in live markets.  However, the live market placements typically do not perform to the same revenue and profitability levels as units in electronic-only markets.

•	Through development of new products and enhancements of our existing products we expect to generate revenue and growth for the ETS segment. New products include the following:
o
In Australia and Asia, we have begun generating revenue from placements of our new multi-game feature on Rapid Table Games, which offers enhanced live statistics at the touch of a button and allows the player to choose between multiple games.  Similarly, we recently debuted Rapid Fusion, which takes the multi-game concept one step further by enabling concurrent wagering.

o
We recently upgraded the Vegas Star platform to offer modular 22-inch widescreen terminals, new graphic displays, and a variety of configurable options such as Vegas Star Live Roulette, which incorporates a live wheel.

o
The i-Table and i-Table Roulette combine an electronic betting interface with a live table game and graphically-enhanced central display touchscreens.  We expect these products to provide us with growth opportunities in domestic and international markets if they achieve customer and player acceptance.

Electronic Gaming Machines

•
Our EGM segment is primarily a sales model and we expect to continue to realize the majority of our EGM revenues from sales of EGMs in the global marketplace, such as Australia, Asia, and other markets that make strategic sense.

•
We expect that EGM revenue and placements in fiscal 2013 will continue above 2012 levels primarily driven by new game content and enhancements, continued momentum in emerging markets, and global market expansion. We also expect revenue and placements to increase through the continued use of long-term financing arrangements.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•	We also expect global growth in markets such as Asia, Latin America and the United States. In the current year, we have grown our footprint in Mexico, Latin America, the Philippines and Macau.

Expenses

Cost of sales and service and cost of leases and royalties primarily include the cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Operating expenses allocated to segments include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, product management, sales commissions and other directly-allocable sales expenses.  We continue to expend significant efforts on the development of our next  generation products and product enhancements in each segment, which includes development of our online delivery platform, online versions of our table games, social gaming and mobile applications.  Efforts related to product licensing and infrastructure are also included in operating expenses allocated to segments, which in the current year includes the licensing and startup expenses related to our iGaming offices in Gibraltar.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit from leasing is lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  For example, in our PTG segment, premium table games warrant a higher average lease price than a PTG add-on such as a felt side-bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. After the introductory pricing period expires, the price generally increases to the monthly “list” lease price, which we believe will increase future revenues because most customers keep the products beyond the introductory pricing period. Accordingly, we anticipate that lease gross margins will continue to increase as we continue to grow our lease base.

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

Revenues are reported net of incentive rebates and discounts. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met. Our standard sales contracts do not contain right of return provisions and we have not experienced significant sales returns.  Therefore we have not recorded an allowance for sales returns.

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

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  We allocate revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”).

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

Goodwill and other indefinite lived intangible assets. We do not renew or extend the term of our intangible assets. We review our goodwill for impairment annually in October or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The goodwill impairment analysis may start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we do not perform a qualitative assessment, we will perform a two-part impairment test.  In the first step, we use a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our reporting units, which are the same as our operating segments.  These two methodologies are weighted equally to determine the reportable segment fair value.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired.  If the fair value is less than the book value, we perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

Our income approach analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each our reporting units.

As of October 31, 2012 and 2011, our goodwill totaled $85.0 million and $85.4 million, respectively. For the Utility, PTG and EGM reporting units our fiscal 2012 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of our share price and market capitalization, overall financial performance, and macro-economic and industry conditions.  We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount.  In 2011 we adopted new accounting guidance and performed an assessment of qualitative factors similar to that described above and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.  In fiscal 2010 we performed the first step test required under previous guidance using an income approach and market approach and the results of that valuation indicated that each of these reporting units’ fair values were significantly higher than their carrying values.  We used a discount rate of 12.5% in the 2010 test and if we had increased the discount rate to 13.5% (all other assumptions held constant) the fair value of each reporting unit would have still exceeded its carrying value by at least 43%.

For the ETS reporting unit for fiscal 2012 we performed the two-part analysis described above.  We used a discount rate of 14% and if we had increased the discount rate to 15% (all other assumptions held constant) the fair value of the reporting unit would have still exceeded its carrying value by 13%.  In the Guideline Public Company Method we selected moderately lower multiples than the average of our peer companies and applied these multiples to our trailing twelve months revenue, projected 2013 revenue, and 2013 EBITDA.  We weighted these multiples according to our judgment regarding the importance of each multiple as an indicator of value.

Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.  If our quantitative assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. For fiscal 2012, 2011 and 2010, we did not have any goodwill impairment loss.

In the current year we adopted a new Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that allows for the indefinite lived intangible asset impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite lived assets are less than their carrying amounts.  If, after assessing the qualitative factors, we determine that it is more likely than not that our indefinite lived intangible assets are less than their carrying amounts, then we perform an impairment test.  The impairment test consists of selecting the relief from royalty model (income approach) to assess the fair value of our indefinite lived intangibles.  If the carrying amount of the indefinite lived intangibles exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

Our relief from royalty analysis is based on the projected revenue attributable to the asset, expected economic life of the asset, present value of the royalty rate (as a percentage of revenue) that would hypothetically be charged by a licensor of the asset to an unrelated licensee, and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the asset.  The model estimates are prepared based on our business plans for each trade name, considering historical results and anticipated future performance and market opportunities. The discount rates used to determine the present value of future cash flows would be derived from our weighted average cost of capital adjusted for asset specific premiums (if any).

As of October 31, 2012 and 2011, our indefinite lived intangible assets totaled $24.5 million and $25.5 million, respectively. Our fiscal 2012 annual indefinite lived intangible asset impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, overall financial performance, and macro-economic and industry conditions.  We considered the qualitative factors and determined that it is not more likely than not that the fair value of the indefinite lived intangible assets are less than their carrying amounts. In the prior year we performed the quantitative test required under previous guidance using the relief from royalty method and the results of that valuation indicated that the fair values of our indefinite lived intangible assets were significantly higher than their carrying values.  The discount rate used for each trade name was 12.5% for our fiscal 2011.  The pre-tax royalty rate used for each trade name was 4.0% for fiscal 2011.  If we had increased the discount rate to 13.5% (all other assumptions held constant) the fair value of each trade name would have still exceeded its carrying value by at least 57%.

Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If our assumptions do not prove correct or economic conditions affecting future operations change, our indefinite lived intangible assets could become impaired and result in a material adverse effect on our results of operations and financial position

For fiscal 2012, 2011 and 2010 we did not have any indefinite lived intangible asset impairment loss.

Other intangible assets. Other intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. All of our significant other intangible assets have finite useful lives and are amortized as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization of customer relationships and non-compete agreements is included in selling, general and administrative expense and the remaining components of amortization are included in cost of sales and service and cost of leases and royalties.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and indefinite lived intangible assets, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses.  We group long-lived assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Recoverability of the carrying amount of long-lived assets is measured by comparing the carrying amount to the estimated future undiscounted net cash flows that the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products and sustainability of gross margins. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.   For fiscal 2012, 2011 and 2010, we did not have any such impairment loss.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of approximately $0.02 million, $1.1 million and $1.0 million for fiscal years 2012, 2011 and 2010, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Allowance for bad debts. We maintain an allowance for bad debts for estimated credit losses that result from the inability of our customers to make required payments. Allowances for bad debts are estimated based on historical experience and specific customer collection issues. Changes in the financial condition of our customers could result in the adjustment upward or downward in the allowances for bad debts, with a corresponding impact to our operating results.

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

As of October 31, 2012, we have a valuation allowance of $1.8 million against certain foreign deferred tax assets based on our estimate of future realization.  Management will reassess the realization of deferred tax assets each reporting period.  To the extent that the financial results of certain foreign operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance through earnings.

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

 Adopted –

Fair value measurement disclosure.  In the current year, we adopted an ASU on how to measure fair value and on what disclosures to provide about fair value measurements, which expands disclosure requirements particularly for Level 3 inputs to include the following:

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

Indefinite lived Intangible Asset impairment testing. In the current year, we adopted an ASU to amend and simplify the rules related to testing indefinite lived intangible assets other than goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. The results of this qualitative assessment determine whether it is necessary to perform the currently required annual impairment test.

In accordance with the ASU, we assessed our intangible assets with an indefinite life, consisting of the Stargames™ and CARD™ tradenames and determined that it is not more likely than not that these indefinite lived assets are impaired and it was not necessary to perform the annual impairment test.

Not yet adopted -

Comprehensive income. In June 2011, FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

This ASU will be effective for our first quarter of fiscal 2013 and as the update only requires a change in presentation, we do not expect it to have a material impact on our financial statements.

The following table presents our various items of revenue and expense as a percentage of total revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2012		2011		2010
	(In thousands)
Revenue:
Utility	$93,965	36.3%	$82,942	36.4%	$77,357	38.4%
Proprietary Table Games	52,446	20.2%	43,986	19.3%	40,430	20.1%
Electronic Table Systems	31,042	12.0%	33,937	14.9%	42,398	21.1%
Electronic Gaming Machines	81,594	31.5%	66,906	29.4%	41,117	20.4%

Total revenue	259,047	100.0%	227,771	100.0%	201,302	100.0%
Cost of revenue	93,909	36.3%	85,216	37.4%	77,332	38.4%

Gross profit	165,138	63.7%	142,555	62.6%	123,970	61.6%
Selling, general and administrative	77,439	29.9%	68,609	30.1%	66,817	33.2%
Research and development	32,180	12.4%	27,628	12.2%	21,811	10.8%

Income from operations	55,519	21.4%	46,318	20.3%	35,342	17.6%
Other income (expense):
Interest income	575	0.2%	635	0.3%	577	0.3%
Interest expense	(1,519)	(0.6%)	(2,636)	(1.2%)	(4,015)	(2.0%)
Other, net	(115)	(0.0%)	(997)	(0.4%)	282	0.1%
Total other income (expense)	(1,059)	(0.4%)	(2,998)	(1.3%)	(3,156)	(1.6%)
Loss on early extinguishment of debt	-	0.0%	-	0.0%	(1,123)	(0.6%)

Income from continuing operations before tax	54,460	21.0%	43,320	19.0%	31,063	15.4%
Income tax provision	15,854	6.1%	11,730	5.1%	7,980	3.9%

Net income	$38,606	14.9%	$31,590	13.9%	$23,083	11.5%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Year Ended October 31,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
	(In thousands)
Revenue:
Leases and royalties	$110,279	$98,369	$86,717	12.1%	13.4%
Sales and service	148,768	129,402	114,585	15.0%	12.9%

Total	$259,047	$227,771	$201,302	13.7%	13.1%

Cost of revenue:
Leases and royalties	$37,713	$34,089	$28,008	10.6%	21.7%
Sales and service	56,196	51,127	49,324	9.9%	3.7%

Total	$93,909	$85,216	$77,332	10.2%	10.2%

Gross profit:
Leases and royalties	$72,566	$64,280	$58,709	12.9%	9.5%
Sales and service	92,572	78,275	65,261	18.3%	19.9%

Total	$165,138	$142,555	$123,970	15.8%	15.0%

Gross margin:
Leases and royalties	65.8%	65.3%	67.7%
Sales and service	62.2%	60.5%	57.0%
Total	63.7%	62.6%	61.6%

RESULTS OF OPERATIONS

Fiscal 2012 compared to Fiscal 2011

Revenue

Our revenue for fiscal 2012 increased $31.3 million over fiscal 2011, primarily due to the following:

•	Increase of $19.4 million in our sales and service revenue:
o	Increase in our EGM segment driven by a substantial increase in sold units due to the continued popularity of our Equinox cabinet as well as our expansion into Victoria, Australia;
o	EGM also increased due to two significant sales to customers in the Philippines;
o	Increase in shuffler sales in Asia and new casino openings in the United States;
o	$2.7 million in settlement and license fees from online operators driven by our strategy to protect and license our intellectual property; and
o	Offset by decreased revenue in our ETS segment primarily driven by decreases in the number of seats sold.

•	Increase of $11.9 million in our lease and royalty revenue was primarily due to our strategic focus on leasing:
o	Increased PTG lease and royalty revenue due to a 24.8% increase in units on lease; and
o	Increased Utility lease revenue due to an 8.8% increase in shuffler units on lease, primarily in the United States and Asia.

Gross margin

Our gross margin for fiscal 2012 increased 110 bps to 63.7 % over fiscal 2011, reflecting the following:

•	Increased segment margin performance:
o
Increased margins in the PTG segment were driven primarily by settlement and license fees of $2.7 million from online operators with little associated direct costs and an increase in the number of units on lease;

o	Increased lease and royalty revenue in Utility and PTG; and
o	Increased lease revenue in ETS due to installs of Table Master and Vegas Star in newly opened jurisdictions in the United States.

•
Partially offset by EGM which was unfavorably impacted by increased manufacturing costs, outsourced installation expenses related to our expansion into new market segments in Australia and to a lesser extent import duties and freight expenses to place several machines on lease in Mexico and Latin America.

Fiscal 2011 compared to Fiscal 2010

Revenue

Our revenue for fiscal 2011 increased $26.5 million over fiscal 2010, primarily due to the following:

•	Increase of $14.8 million in our sales and service revenue:
o	Increase most notably in our EGM segment driven by a substantial increase in sold units due to the launch of our Equinox cabinet.

•
During 2010, we experienced a downturn in EGM sales of approximately 4.2% below historical levels, which we attributed to customers delaying purchases in anticipation of the new Equinox cabinet’s introduction. Since we began shipping Equinox in July 2010, we have seen a strong improvement in EGM sales. During 2011, EGM unit sales were 54.8% above prior year levels driven almost entirely by Equinox.

•	Sales and service revenue in our Utility, PTG and ETS segments was down 14.8% collectively:
o	Decreased Utility sales revenue due primarily to our continued strategic focus on lease versus sales;
o	Prior year Utility sales were higher due to the effect of new facility openings in Singapore and favorable regulatory changes in the United States; and
o	Decrease in ETS sales revenue driven by a 39.3% decrease in sold seats. Prior year ETS sales were driven by favorable regulatory changes in Australia and by new facility openings in Singapore.

•	Increase of $11.7 million in our leases and royalties revenue was primarily due to our strategic focus on leasing as well as events such as new facility openings and favorable regulatory changes:
o	Driven primarily by increased Utility lease revenue due to a 11.7% increase in shuffler units on lease, primarily in the United Sates and Macau;
o
Increased Utility lease revenue partially driven by new casino openings in Singapore during the prior year (prior year results only reflected a partial year of this revenue increase as units were placed into service);

o	Increased PTG lease and royalty revenue due to a 14.5% increase in units on lease;
o
Decreased ETS lease revenue driven by a 14.5% reduction in Rapid Table Games, Table Master and Vegas Star average monthly lease price in the United States, primarily due to Table Master removals in Pennsylvania and Delaware in the prior year, partially offset by increased seats on lease due to favorable regulatory changes and new facility openings in the prior year.

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
o
Offset by decreased margins in ETS which were unfavorably impacted by reductions in average monthly lease prices in the United States and a decrease in the number of seats sold. Sales in the prior year included several large placements of Vegas Star and Rapid Table Games seats in Australia and Singapore at favorable margins.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Year Ended October 31,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
	(In thousands)

Selling, general and administrative	$77,439	$68,609	$66,817	12.9%	2.7%
Percentage of revenue	29.9%	30.1%	33.2%

Research and development	$32,180	$27,628	$21,811	16.5%	26.7%
Percentage of revenue	12.4%	12.2%	10.8%

Total operating expenses	$109,619	$96,237	$88,628	13.9%	8.6%
Percentage of revenue	42.3%	42.3%	44.0%

Fiscal 2012 compared to Fiscal 2011

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $8.8 million for fiscal 2012, as compared to fiscal 2011. This increase primarily reflects the following:

•	Compensation and related expenses:
o
Increase of approximately $4.1 million in payroll and related expenses as compared to the prior year, partially driven by the hiring of several executive level positions during 2011, including our Chief Executive Officer, our General Counsel and our newly created Chief Strategy Officer role, as well as sales and profit driven compensation expenses due to increased revenue in 2012.

•	Ongame acquisition related expenses:
o
Due diligence expenses and professional fees related to the terminated Ongame acquisition were approximately $2.2 million.  In March 2012, we entered into a Share Sale and Transfer Agreement with bwin.party services to purchase the issued and outstanding shares of Ongame Network Ltd.  In June 2012, we exercised our right to terminate the agreement with bwin.party services and entered into a Deed of Mutual Termination.  We do not anticipate any further expenses related to the terminated Ongame acquisition.

•	iGaming related expenses:
o	Increase of approximately $1.0 million primarily related to licensing expenses and the opening of our iGaming offices in Gibraltar.

•	Legal expenses:
o
Increase of approximately $0.7 million  in legal and consulting expenses primarily related to the Macau Rapid Baccarat Patent Issue and TCS South Africa litigation described in Note 14 of the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

Research & development (“R&D”) expenses:

R&D expenses increased $4.6 million for fiscal 2012, as compared to fiscal 2011. This increase primarily reflects the following:

•	PTG:
o	Development of online delivery platforms and versions of our table games for online, social gaming and mobile applications has increased R&D expenses by approximately $1.5 million.
o	Ongoing enhancements to the successful progressive offering to our table game titles including the development of our operator wide area progressive (“O-WAP”); and

•	EGM:
o	R&D efforts were spent on developing additional new EGM titles for the Equinox cabinet and to support ongoing business growth and geographic expansion into Asia.

•	Utility:
o	Expenses primarily related to development of next generation shufflers such as the DeckMate2, as well as ongoing development of our existing Utility products.

•	ETS:
o
Expenses primarily related to the development of updated ETS products including the next generation of the Table Master, and the multigame and concurrent gaming enhancements to the Rapid Table Games and Vegas Star products as well as ongoing development of i-Table and i-Table Roulette.

Fiscal 2011 compared to Fiscal 2010

Selling, general & administrative (“SG&A”) expenses

SG&A expenses increased $1.8 million for fiscal 2011, as compared to fiscal 2010. This increase primarily reflects the following:

•	Sales and profit-driven compensation expense:
o	Increase of approximately $2.2 million in compensation and related expenses driven by improved revenue and profitability at our United States, Australian and Macau locations.

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $2.5 million at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

•	Patents and trademark expenses:
o	Increase of approximately $1.7 million in trademark, copyright and patent expenses related to new products and expansion into new markets.

•	Office expense:
o	Increase in depreciation expense of approximately $1.5 million driven by improvements to our information technology infrastructure during the prior year.

These increases were offset by:

•	Legal settlement with Prime Table Games:
o	Decrease of approximately $2.2 million due to higher legal expenses incurred in the prior year period related to the effective settlement of the litigation.

•	Severance costs:
o	Decrease of approximately $1.8 million, mainly due to severance costs related to the passing of our former CEO and the departure of a senior executive in the prior year period.

•	Professional fees:
o	Decrease of approximately $1.2 million due to higher legal expenses incurred in the prior year period related to the TableMAX litigation.

Research & development (“R&D”) expenses

R&D expenses increased $5.8 million for fiscal 2011, as compared to fiscal 2010. This increase primarily reflects the following:

•	Impact of foreign currency fluctuations:
o	Net increase of approximately $2.2 million at our foreign subsidiaries due to the exchange effect of a weakening U.S. dollar.

The following projects have been the focus of our R&D efforts during fiscal 2011:

•	EGM:
o	Expenses primarily related to expanding our range of EGM games for the new Equinox cabinet, as well as support of ongoing business growth, geographic expansion and demand for Equinox.

•	ETS:
o
Expenses primarily related to the further development of the i-Table, Rapid Table Games, Table Master and Vegas Star products, including the development of proprietary titles for our i-Table , the development of the i-Table Roulette and addition of multi-game to Rapid Table Games.

•	Utility:
o	Expenses primarily related to development of the next generation utility products, the MD3, the Deck Checker, the Easy Chipper D, as well as continuing development of our other Utility products.

•	PTG:
o	Expenses primarily related to ongoing enhancements to the successful progressive offering to our table game titles such as our O-WAP, as well as ongoing development of new proprietary table games.

DEPRECIATION AND AMORTIZATION EXPENSES

	Year Ended October 31,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
	(In thousands)
Gross margin:
Depreciation	$12,434	$11,024	$8,960	12.8%	23.0%
Amortization	5,678	6,944	8,283	(18.2%)	(16.2%)
Total	18,112	17,968	17,243	0.8%	4.2%

Operating expenses:
Depreciation	3,732	4,039	2,916	(7.6%)	38.5%
Amortization	3,360	3,128	2,709	7.4%	15.5%
Total	7,092	7,167	5,625	(1.0%)	27.4%

Total:
Depreciation	16,166	15,063	11,876	7.3%	26.8%
Amortization	9,038	10,072	10,992	(10.3%)	(8.4%)
Total	$25,204	$25,135	$22,868	0.3%	9.9%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Fiscal 2012 compared to Fiscal 2011

Total depreciation and amortization included in gross margin increased 0.8% for fiscal 2012, as compared to fiscal 2011. Increased depreciation in gross margin is attributable to increases in the number and cost of assets on lease. Decreased amortization in gross margin is primarily due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are reaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses decreased 1.0% for fiscal 2012, as compared to fiscal 2011. Depreciation expenses decreased as various assets reached the end of their estimated useful lives. The increase in amortization expenses relates primarily to amortization of the customer relationships acquired in connection with the purchase of Fire Bet in the first quarter of the current fiscal year.

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

Total depreciation and amortization included in operating expenses increased 27.4% in fiscal 2011, as compared to fiscal 2010. Increased depreciation relates to additions of property, plant and equipment in the normal course of business and improvements to our information technology infrastructure during the prior year. The increase in amortization expense relates primarily to amortization of the intellectual property acquired from Newton Shuffler, LLC.

The following table provides additional information regarding our non-operating expenses:

NON-OPERATING EXPENSES

Other income (expense), gain on early extinguishment of debt, net

	Year Ended October 31,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
	(In thousands)
Other income (expense)
Interest income	$575	$635	$577	(9.4%)	10.1%
Interest expense	(1,519)	(2,636)	(4,015)	(42.4%)	(34.3%)
Other, net	(115)	(997)	282	(88.5%)	(453.5%)
Total other income (expense)	$(1,059)	$(2,998)	$(3,156)	(64.7%)	(5.0%)

Loss on early extinguishment of debt, net	$-	$-	$(1,123)	0.0%	(100.0%)

Fiscal 2012 compared to Fiscal 2011

Total other income (expense) decreased $1.9 million, or 64.7% in fiscal 2012, as compared to fiscal 2011, primarily due to the following:

•	A decrease in interest expense of $1.1 million in fiscal 2012 as compared to 2011, due to a decrease in total outstanding debt; and

•
A decrease in net foreign currency loss of $0.8 million in fiscal 2012, as compared to 2011. This year over year change was primarily caused by fluctuations of the U.S. dollar versus the Australian dollar and the Euro during fiscal 2012.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

Fiscal 2011 compared to Fiscal 2010

Total other income (expense) decreased $0.2 million, or 5.0% in fiscal 2011, as compared to fiscal 2010, primarily due to the following:

•	A decrease in interest expense of $1.4 million in fiscal 2011, as compared to 2010, due to a decrease in total outstanding debt; and

•
An increase in net foreign currency loss of $1.2 million in fiscal 2011, as compared to 2010. This year over year change was primarily caused by fluctuations of the U.S. dollar versus the Australian dollar and the Euro during fiscal 2011.  Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

INCOME TAXES

	Year Ended October 31,			Percentage Change
	2012	2011	2010	12 vs. 11	11 vs. 10
	(In thousands)

Income tax provision	$15,854	$11,730	$7,980	35.2%	47.0%

Effective tax rate	29.1%	27.1%	25.7%

Our effective income tax rate may fluctuate due to changes in our amount and mix of United States and foreign income (loss), changes in tax legislation, changes in our estimates of federal tax credits, changes in our assessment of uncertainties, as well as accumulated interest and penalties and other deductions.

Fiscal 2012 compared to Fiscal 2011

Income tax provision and the respective effective tax rate increased for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	Increase in worldwide pretax book income;

•	Mix of geographic income before taxes; and

•	Reduction in R&D tax credits and interest expense.

Fiscal 2011 compared to Fiscal 2010

Income tax provision and the respective effective tax rate increased for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	Increase in worldwide pretax book income;

•	Mix of geographic income before taxes;

•	The changes in uncertain tax positions and related interest expense; and

•	Reduction in foreign tax credits and interest expense.

Refer to the effective tax rate schedule in footnote 12 to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

SEGMENT BUSINESS INFORMATION

Segment revenues include leasing, licensing or selling of products within each reportable segment. We measure segment performance in terms of revenue, gross profit, gross margins and unit / seat placements. We believe that unit / seat placements are an important gauge of segment performance because it measures historical market placements of leased and sold units / seats and provides insight into potential markets for next-generation products and service. We do not present a cumulative installed base as previously sold units / seats may no longer be in use by our customers or may have been replaced by other models or products.

We evaluate the performance of our operating segments based on net revenues, gross profit and operating income (loss). Segment operating income (loss) includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Cost of sales and service and cost of leases and royalties primarily include the cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Operating expenses allocated to segments include other costs directly identified with each segment, such as R&D, product approval costs, product-related litigation expenses, product management, sales commissions and other directly-allocable sales expenses.  Operating income (loss) for each segment excludes other income and expense and certain expenses that are managed outside of the operating segments.

The amounts classified as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expense and other amounts for which allocation to specific segments is not practicable.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$46,838	$42,141	$4,697	11.1%
Sales - Shuffler	33,825	27,528	6,297	22.9%
Sales - Chipper	1,463	1,286	177	13.8%
Service	7,059	6,672	387	5.8%
Other	4,780	5,315	(535)	(10.1%)
Total sales and service	47,127	40,801	6,326	15.5%
Total Utility segment revenue	$93,965	$82,942	$11,023	13.3%

Utility segment gross profit	$57,984	$49,973	$8,011	16.0%
Utility segment gross margin	61.7%	60.3%

Utility segment operating income	$49,553	$43,289	$6,264	14.5%
Utility segment operating margin	52.7%	52.2%

Shuffler unit information:
Lease units, end of period	8,285	7,617	668	8.8%
Average monthly lease price	$451	$443	$8	1.8%

Sold units during the period	2,135	1,750	385	22.0%
Average sales price	$15,843	$15,730	$113	0.7%

Chipper unit information:
Lease units, end of period	198	219	(21)	(9.6%)

Sold units during the period	79	60	19	31.7%
Average sales price	$18,519	$21,433	$(2,914)	(13.6%)

Our Utility segment revenue increased $11.0 million for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	A 22.9% increase in shuffler sales revenue:
o
An increase of 22.0% in the number of units sold, driven by increased MD3 shuffler sales in Asia and primarily due to new casinos opening and replacement of previously sold shufflers in the United States.

•	An 11.1% increase in lease revenue:
o	Primarily driven by an increase in the number of MD3 shuffler units on lease in the United States and to a lesser extent consistent increases in i-Deal units on lease in the United States; and
o
Placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the fiscal 2012 period.  The MD3 shuffler lease base has grown to over 900 units as of the end of the fiscal year.

•	Impact of foreign currency fluctuations:
o	Total revenue was negatively impacted by approximately $0.9 million due to the exchange effect of a strengthening U.S. dollar.

Utility gross profit increased 16.0% year over year and utility gross margin increased 140 bps to 61.7% as compared to the same prior year period primarily related to the following:

•	The overall increase in total revenues as noted above;

•
A decrease in amortization expense associated with the underlying intangible assets related to the one2six shuffler and Easy Chipper that are approaching the end of their original estimated useful lives.

Utility operating income increased 14.5% year over year and operating margin increased 50 bps to 52.7% as compared to the same prior year period.  These changes primarily related to the changes described in gross profit and gross margin above.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
Utility Segment Revenue:
Lease	$42,141	$34,649	$7,492	21.6%
Sales - Shuffler	27,528	29,347	(1,819)	(6.2%)
Sales - Chipper	1,286	1,880	(594)	(31.6%)
Service	6,672	6,979	(307)	(4.4%)
Other	5,315	4,502	813	18.1%
Total sales and service	40,801	42,708	(1,907)	(4.5%)
Total Utility segment revenue	$82,942	$77,357	$5,585	7.2%

Utility segment gross profit	$49,973	$47,024	$2,949	6.3%
Utility segment gross margin	60.3%	60.8%

Utility segment operating income	$43,289	$40,233	$3,056	7.6%
Utility segment operating margin	52.2%	52.0%

Shuffler unit information:
Lease units, end of period	7,617	6,821	796	11.7%
Average monthly lease price	$443	$412	$31	7.5%

Sold units during the period	1,750	2,100	(350)	(16.7%)
Average sales price	$15,730	$13,975	$1,755	12.6%

Chipper unit information:
Lease units, end of period	219	186	33	17.7%

Sold units during the period	60	84	(24)	(28.6%)
Average sales price	$21,433	$22,381	$(948)	(4.2%)

Our Utility segment revenue increased $5.6 million for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	A 21.6% increase in lease revenue:
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

o	Placements of the newly introduced MD3 shuffler accounted for the majority of our new lease placements during the third and fourth quarters of fiscal 2011; and
o	Lease placements in the United States continue to be enhanced by the Ace shuffler upgrade initiative:
➢
The i-Deal shuffler is our next generation upgrade for the Ace specialty shuffler. As the Ace reaches its end of life and replacement parts are no longer available, our strategy is to encourage our customers to upgrade the Ace shufflers (both leased and sold) with the i-Deal shuffler. Current year i-Deal placements totaled approximately 470 units, leading to a net revenue increase of approximately $2.9 million.  As we have upgraded substantially all of the existing Ace units in service, we expect the number of Ace shuffler upgrades to decline.

•	An 18.1% increase in other revenue:
o	Driven primarily by increased sales of parts and peripherals as well as i-Shoe Auto and i-Score products.

These increases were offset by:

•	A 6.2% decrease in shuffler sales revenue:
o
A decrease of 16.7% in the number of units sold, driven primarily by our strategic focus on leasing versus sales. The prior year period also included a large sale of shufflers related to the opening of a new casino in Singapore and sales of shufflers in Pennsylvania and Delaware due to favorable regulatory changes; and

o	Partially offset by a 12.6% increase in average sales price, driven primarily by increases on one2six and MD3 shufflers.

•	A 31.6% decrease in chipper sales revenue:
o	A decrease of 28.6% in the number of units sold, also reflecting the focus on leasing versus sales; and
o	A 4.2% decrease in the average sales price of units sold. The prior year period included several sales of Chipmaster units, which have a higher average sales price than our Easy Chipper units.

Utility gross profit increased 6.3% for fiscal 2011 as compared to fiscal 2010, due to the increases in total revenues as noted above. Utility operating margin was essentially unchanged for fiscal 2011 as compared to fiscal 2010.

Utility operating income increased 7.6% for fiscal 2011 as compared to fiscal 2010, due to the increases in total revenues as noted above.

Proprietary Table Games Segment Operating Results

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$47,904	$42,307	$5,597	13.2%
Sales	4,115	1,255	2,860	227.9%
Service	126	115	11	9.6%
Other	301	309	(8)	(2.6%)
Total sales and service revenue	4,542	1,679	2,863	170.5%
Total PTG segment revenue	$52,446	$43,986	$8,460	19.2%

PTG segment gross profit	$43,429	$35,370	$8,059	22.8%
PTG segment gross margin	82.8%	80.4%

PTG segment operating income	$33,270	$30,986	$2,284	7.4%
PTG segment operating margin	63.4%	70.4%

PTG unit information:
Premium units, end of period	2,732	2,495	237	9.5%
Side bet units, end of period	2,689	2,011	678	33.7%
Progressive units, end of period	1,193	860	333	38.7%
Add-on units, end of period	387	245	142	58.0%
Total revenue generating lease base	7,001	5,611	1,390	24.8%

Average monthly lease/license price	$570	$628	$(58)	(9.2%)

Sold during the period	33	51	(18)	(35.3%)
Average sales price	$41,945	$24,608	$17,337	70.5%

Total PTG segment revenue increased $8.5 million for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	A 13.2% increase in royalty and lease revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em and Mississippi Stud;
o	Increased placements of progressive table games in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker Progressive and Ultimate Texas Hold ‘Em Progressive;
o	Increased placements of side bets in the United States, primarily Fortune Pai Gow Poker, Dragon Bonus and the acquisition of the Fire Bet side bet during the period; and
o	Offset by a 9.2% decrease in average monthly lease/license price due to the change in mix of table games on lease.

•	A 227.9% increase in PTG sales revenue:
o	Driven by $2.7 million settlement and license fees from online operators in line with our strategy to protect and license our intellectual property; and
o
Offset by a 35.3% decrease in table games sold, driven primarily by our strategic focus on leasing versus sales.  Current and prior year sales included primarily sales related to new casino openings and conversions of leased to sold table games at premium prices.  Average sales price increased due to the change in mix of table games sold.

PTG gross profit increased 22.8% year over year and gross margin increased by 240 bps to 82.8% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues; and

•	The settlement and license fees from online operators described above with little direct costs and expenses.

PTG operating income increased 7.4% year over year, although the operating margin decreased 700 bps to 63.4% as compared to the same prior year period.  The increase in operating income primarily related to the following:

•	The increase in gross margin and gross profit referred to above.

The decrease in operating margin is primarily related to the following:

•	An increase in R&D costs associated with the development of our online content delivery platform, as well as online versions of our specialty games for online, social gaming, and mobile devices; and

•	Offset by the increase in gross margin and gross profit referred to above.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$42,307	$37,427	$4,880	13.0%
Sales	1,255	2,541	(1,286)	(50.6%)
Service	115	148	(33)	(22.3%)
Other	309	314	(5)	(1.6%)
Total sales and service revenue	1,679	3,003	(1,324)	(44.1%)
Total PTG segment revenue	$43,986	$40,430	$3,556	8.8%

PTG segment gross profit	$35,370	$32,356	$3,014	9.3%
PTG segment gross margin	80.4%	80.0%

PTG segment operating income	$30,986	$27,880	$3,106	11.1%
PTG segment operating margin	70.4%	69.0%

PTG unit information:
Premium units, end of period	2,495	2,380	115	4.8%
Side bet units, end of period	2,011	1,806	205	11.4%
Progressive units, end of period	860	580	280	48.3%
Add-on units, end of period	245	133	112	84.2%
Total revenue generating lease base	5,611	4,899	712	14.5%

Average monthly lease/license price	$628	$637	$(9)	(1.4%)

Sold during the period	51	82	(31)	(37.8%)
Average sales price	$24,608	$30,988	$(6,380)	(20.6%)

Total PTG segment revenue increased $3.6 million for fiscal 2011 as compared to fiscal 2010. The PTG segment revenue increase was primarily due to the following:

•	A 13.0% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Three Card Poker, Ultimate Texas Hold ‘Em, Mississippi Stud and Blackjack Switch;
o	Increased placements of progressive units in the United States, primarily Dragon Bonus, Fortune Pai Gow Poker Progressive and Three Card Poker Progressive; and
o	New placements of premium table games and progressives in Singapore drove increased revenues of approximately $0.4 million.

•	Offset by a 50.6% decrease in PTG sales revenue:
o
Driven by a 37.8% decrease in sold units, driven primarily by our strategic focus on leasing versus sales strategy.  The prior year period included conversions of leased to sold lifetime licenses of premium table games in the United States, primarily Three Card Poker and Let it Ride Bonus.

PTG gross profit increased 9.3% for fiscal 2011 as compared to fiscal 2010. PTG gross margin was relatively unchanged.  The increase in gross profit primarily related to the following:

•	The overall increase in total revenues; and

•	The prior year period included the write-off of certain intangible licenses and related equipment totaling approximately $0.5 million.

PTG operating income increased 11.1% in fiscal 2011 as compared to fiscal 2010. The increase in operating income primarily related to the following:

•	The increase in gross profit referred to above.

Electronic Table Systems Segment Operating Results

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$14,919	$13,559	$1,360	10.0%
Sales	11,360	16,095	(4,735)	(29.4%)
Service	602	593	9	1.5%
Other	4,161	3,690	471	12.8%
Total sales and service revenue	16,123	20,378	(4,255)	(20.9%)
Total ETS segment revenue	$31,042	$33,937	$(2,895)	(8.5%)

ETS segment gross profit	$14,472	$14,564	$(92)	(0.6%)
ETS segment gross margin	46.6%	42.9%

ETS segment operating income	$723	$2,301	$(1,578)	(68.6%)
ETS segment operating margin	2.3%	6.8%

ETS unit information:

Rapids Table Games, Table Master and Vegas Star:
Lease seats, end of period	2,530	2,318	212	9.1%
Average monthly lease price	$477	$476	$1	0.2%

Sold during the period	600	806	(206)	(25.6%)
Average sales price	$18,933	$19,969	$(1,036)	(5.2%)

i-Table:
Lease units, end of period	61	30	31	103.3%

Total ETS segment revenue decreased $2.9 million for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	A 29.4% decrease in sales revenue:
o	A 14.7% decrease in the number of Vegas Star seats sold. The prior year included sales to large casino customers primarily in Australia;
o	Decrease of 71.7% in the number of Table Master seats sold as the prior year included significant sales to individual regional casinos in the United States;
o	A 5.2% reduction in average sales price driven by discounts on refurbished units sold in Asia, Australia and Latin America; and
o	Offset by an increase of 17.0% in Rapid Table Games seats sold primarily in Australia, totaling approximately $4.2 million.

•	Offset by a 10.0% increase in lease revenue:
o	A 9.1% increase in the number of seats on lease primarily Rapid Table Games in Asia and Vegas Star in the United States.

•	Further offset by a 12.8% increase in other revenue driven by the sale of parts, peripherals and conversion kits.

ETS gross profit decreased 0.6% year over year, although the gross margin increased 370 bps to 46.6%.  The decrease in gross profit is due to the following:

•	The decrease in sales revenue as a result of fewer seats sold; and

•	The decrease in average sales price noted above.

The increase in gross margin is due to the following:

•	The increase in lease revenue described above; and

•	The increase in other revenue from sales of peripherals and conversion kits at favorable margins.

ETS operating income decreased 68.6% year over year and ETS operating margin decreased 450 bps to 2.3%.  These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in revenue and gross profit noted above; and

•
An increase in R&D costs associated with the development of new ETS products as described in the research and development expense section above. We have been investing in next generation products for our ETS segment, such as an updated version of our Table Master, a wide-screen version of our Rapid Table Games and Vegas Star product, as well as a software enhancement that allows for multigame and concurrent gaming on our Rapid Table Games and Vegas Star in certain jurisdictions.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$13,559	$14,373	$(814)	(5.7%)
Sales	16,095	24,010	(7,915)	(33.0%)
Service	593	649	(56)	(8.6%)
Other	3,690	3,366	324	9.6%
Total sales and service revenue	20,378	28,025	(7,647)	(27.3%)
Total ETS segment revenue	$33,937	$42,398	$(8,461)	(20.0%)

ETS segment gross profit	$14,564	$21,580	$(7,016)	(32.5%)
ETS segment gross margin	42.9%	50.9%

ETS segment operating income	$2,301	$11,802	$(9,501)	(80.5%)
ETS segment operating margin	6.8%	27.8%

ETS unit information:

Rapid Table Games, Table Master and Vegas Star:
Lease seats, end of period	2,318	2,137	181	8.5%
Average monthly lease price	$476	$557	$(81)	(14.5%)

Sold during the period	806	1,327	(521)	(39.3%)
Average sales price	$19,969	$18,093	$1,876	10.4%

i-Table®:
Lease units, end of period	30	18	12	66.7%

Total ETS segment revenue decreased $8.5 million for fiscal 2011 as compared to fiscal 2010. The decrease was primarily due to the following:

•	A 33.0% decrease in sales revenue:
o
Decrease of 44.7% in Vegas Star and Rapid Table Games seats sold in Australia, resulting in a net revenue reduction of approximately $6.4 million. Prior year revenues included large sales in Australia driven by favorable regulatory changes; and

o	Decrease of approximately $3.7 million in Rapid Table Games sales revenue in Singapore. The prior year period included a large sale of Rapid Table Games seats in Singapore.

•	A decrease of 5.7% in royalties and leases revenue:
o
A decrease of 14.5% in Rapid Table Games, Vegas Star and Table Master  average monthly lease price, driven primarily by the return of approximately 420 Table Master seats previously leased in Pennsylvania and Delaware in the prior year. This resulted in a decrease in ETS lease revenue of approximately $3.3 million during fiscal 2011;

o
Although we have begun to return these Table Master units to active service in other markets such as Latin America, the new placements are not yet generating average monthly lease prices equivalent to the units removed in the prior year; and

o
The decrease in average monthly lease prices for Rapid Table Games, Vegas Star and Table Master was partially offset by a 8.5% increase in seats on lease in the United States, driven primarily by Vegas Star seats in New York in the current year and Table Master seats in Florida, due to favorable regulatory changes in the prior year.

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

ETS gross profit decreased 32.5% for fiscal 2011 as compared to fiscal 2010.  ETS gross margin decreased 800 bps to 42.9% for fiscal 2011 as compared to fiscal 2010.  These decreases are due to the following:

•	The overall decrease in revenue as noted above;

•	The Vegas Star seats sold in Australia in the prior year were at substantially favorable margins compared to current year sales;

•
The unfavorable margin effect from the Table Master seats removed from Pennsylvania and Delaware. The removed units were generating average monthly lease prices and margins among the highest in our lease installed base;

•	Depreciation on some newly-installed seats is proportionally higher than the revenues recognized on these seats primarily due to less revenues received from participation arrangements; and

•
Partially offset by a decrease of approximately $0.5 million in amortization expense associated with Vegas Star and Rapid Table Games product lines as the underlying intangible assets became fully amortized during the three months ended January 31, 2010.

ETS operating income decreased 80.5% for fiscal 2011 as compared to fiscal 2010. ETS operating margin decreased 2,100 bps for fiscal 2011 as compared to fiscal 2010. These decreases in both operating income and operating margin primarily related to the following:

•	The decreases in gross profit and gross margin noted above; and

•
An increase in R&D costs associated with the development of new ETS products as described in the research and development expense section above. We have been investing in next generation products for our ETS segment.

Electronic Gaming Machines Segment Operating Results

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$619	$362	$257	71.0%
Sales	75,455	61,483	13,972	22.7%
Service	87	100	(13)	(13.0%)
Other	5,433	4,961	472	9.5%
Total sales and service revenue	80,975	66,544	14,431	21.7%
Total EGM segment revenue	$81,594	$66,906	$14,688	22.0%

EGM segment gross profit	$49,253	$42,648	$6,605	15.5%
EGM segment gross margin	60.4%	63.7%

EGM segment operating income	$35,360	$30,462	$4,898	16.1%
EGM segment operating margin	43.3%	45.5%

EGM unit information:
Lease units, end of period	348	133	215	161.7%

Sold during the period	3,909	3,305	604	18.3%
Average sales price	$19,303	$18,603	$700	3.8%

Total EGM segment revenue increased $14.7 million for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	A 22.7% increase in sales revenue:
o
Driven by the 18.3% increase in units sold as a result of our expansion in the Victoria, Australia market in the current year, sales to two large casino customers in the Philippines, as well as increased placements in Asia; and

o
A 3.8% increase in average sales price reflecting higher sales prices in Australia driven by higher average sales price for the Equinox cabinet with Super Topbox and partially offset by lower pricing for the sales in the Philippines.

•	An increase of 9.5% in other revenue, driven by an increase in sales of conversion kits and other parts and peripherals.

•
We are starting to generate revenue from machines on lease and from participation arrangements in Mexico, Asia and Latin America.  We have placed a significant number of machines in these jurisdictions and our installed base has grown to 348 units.

•	Impact of foreign currency fluctuations:
o	Total revenue was negatively impacted by approximately $0.7 million due to the exchange effect of a strengthening U.S. dollar.

EGM gross profit increased 15.5% year over year and EGM gross margin decreased 330 basis points to 60.4%. The increase in gross profit is primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold;

The decrease in gross margin is primarily related to the following:

•	Increased manufacturing costs and increased outsourced installation expenses related to our expansion into new market segments in Australia;

•	Import duties and freight expenses to place several machines on lease in Mexico and Latin America; and

•	Offset by increased average sales price described above and sales of conversion kits and other parts and peripherals at higher margins.

EGM operating income increased 16.1% year over year, although the operating margin decreased 220 bps to 43.3% as compared to the same prior year period. The changes in operating income and operating margin primarily related to the following:

•	The fluctuation in total EGM gross profit and gross margin as noted above.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$362	$269	$93	34.6%
Sales	61,483	33,284	28,199	84.7%
Service	100	23	77	334.8%
Other	4,961	7,541	(2,580)	(34.2%)
Total sales and service revenue	66,544	40,848	25,696	62.9%
Total EGM segment revenue	$66,906	$41,117	$25,789	62.7%

EGM segment gross profit	$42,648	$23,010	$19,638	85.3%
EGM segment gross margin	63.7%	56.0%

EGM segment operating income	$30,462	$14,690	$15,772	107.4%
EGM segment operating margin	45.5%	35.7%

EGM unit information:
Lease units, end of period	133	45	88	195.6%

Sold during the period	3,305	2,135	1,170	54.8%
Average sales price	$18,603	$15,590	$3,013	19.3%

Total EGM segment revenue increased $25.8 million for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

•	A 84.7% increase in sales revenue:
o	Driven by the 54.8% increase in units sold;
o
The increase in units sold is the result of the introduction of our new Equinox cabinet. Equinox offers widescreen displays and substantially improved graphics and user interfaces over our older-style EGM machines. Placements of Equinox units began in July 2010 and totaled approximately 3,100 units in the current period as compared to approximately 1,000 units sold in the prior year period;

o	Prior year sales revenue was down from historical levels due to market anticipation of the new Equinox cabinet; and
o	The 19.3% increase in average sales price was partially due to foreign exchange effects. The average sales price in Australian dollars increased 5.6%, reflecting higher sales prices for Equinox units.

•	Impact of foreign exchange fluctuations:
o	Total revenue was positively impacted by approximately $7.8 million due to the exchange effect of a weakening U.S. dollar.

•	A decrease of 34.2% in other revenue, driven by a decrease in sales of conversion kits and other parts and peripherals. The prior year period included large sales of conversion kits.

EGM gross profit increased 85.3% for fiscal 2011 as compared to fiscal 2010. EGM gross margin increased 770 bps to 63.7% for fiscal 2011 as compared to fiscal 2010. The increases in gross profit and gross margin primarily related to the following:

•	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold and in average sales price for the new Equinox cabinet;

•
Prior year sales were composed primarily of eStar cabinets, which had a higher production cost and lower margin than Equinox. Current year sales are composed of approximately 93.0% Equinox cabinets; and

•	Improvements in material and production costs, due primarily to value engineering on the new Equinox cabinet.

EGM operating income increased 107.4% for fiscal 2011 as compared to fiscal 2010. EGM operating margin also increased 980 bps for fiscal 2011 as compared to fiscal 2010. The increases in operating income and operating margin primarily related to the following:

•	The increases in total EGM revenue and gross profit as noted above; and

•	Partially offset by increased R&D costs related to the development of the new Equinox cabinet and related game content.

Unallocated Corporate Operating Results

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Unallocated corporate loss	$(63,387)	$(60,720)	$(2,667)	4.4%

Unallocated corporate operating loss increased $2.7 million to $63.4 million for fiscal 2012 as compared to fiscal 2011, primarily due to the following:

•	Compensation and related expenses:
o
Increase of approximately $3.0 million in payroll and related expenses, partially driven by the hiring of several executive level positions during 2011 (including our Chief Executive Officer, our General Counsel and our newly created Chief Strategy Officer role), as well as sales and profit driven compensation expenses due to increased revenue during the year ended October 31, 2012, as compared to the prior year.  These expenses are primarily reported as selling, general and administrative expense in our  Consolidated Statements of Operations included in this Annual Report on Form 10-K.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Unallocated corporate loss	$(60,720)	$(59,263)	$(1,457)	2.5%

Unallocated corporate operating loss increased $1.5 million to $60.7 million for fiscal 2011 as compared to fiscal 2010, primarily due to the following:

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory and products leased and held for lease and to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service and other liquidity requirements associated with our existing operations for the next 12 months. We expect capital expenditures for property and equipment to increase in 2013 compared to 2012 related to the construction of a new consolidated facility in Las Vegas.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of October 31, 2012 was 0.01 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.00 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of October 31, 2012 was 0.0 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of October 31, 2012 was 83 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $22.5 million as of October 31, 2012 and $17.5 million as of October 31, 2011. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital

The following summarizes our cash, cash equivalents and working capital:

	October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$24,160	$22,189	$1,971	8.9%
Working capital	$75,156	$67,120	$8,036	12.0%
Current ratio	2.8 : 1	2.8 : 1

CASH FLOW SUMMARY

Fiscal 2012 compared to Fiscal 2011

	Year Ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$51,111	$63,969	$(12,858)	(20.1%)
Net cash used in investing activities	(30,954)	(26,887)	4,067	15.1%
Net cash used in financing activities	(19,282)	(24,736)	(5,454)	(22.0%)
Effects of exchange rates	1,096	(145)	1,241	(855.9%)
Net change in cash and cash equivalents	$1,971	$12,201

Operating

Cash flow provided by operating activities decreased $12.9 million for fiscal 2012 as compared to fiscal 2011, primarily due to following:

•	An increased use of cash for working capital and operating accounts:
o
Cash paid for income tax liabilities was approximately $17.2 million more than the prior year period primarily caused by the net refund we received in the prior year and the full utilization of net operating losses in Australia.

o	Days sales outstanding increased from 78 in the prior year to 86 as of October 31, 2012 due to an increase in sales-type leases with payment terms ranging generally from 24 to 36 months; and

•	Offset by strong operating performance, which led to an increase in net income of $7.0 million.

Investing

Cash used in investing activities increased $4.1 million for fiscal 2012, as compared to fiscal 2011, primarily due to following:

•	A decrease of $4.9 million in proceeds from sale of leased assets; and

•
An increase of $4.7 million in cash used to purchase property and equipment, which is primarily related to the purchase of land for our new consolidated facility in Las Vegas, Nevada and capitalization of internally developed software to be used in our iGaming business.

Offset by the following:

•	Payment for products leased and held for lease decreased by $3.0 million from the prior year;

•	Purchase of intangible assets during fiscal 2012 decreased by $ 2.3 million. Current year purchases related primarily to the acquisition of licenses to be used in our EGM segment; and

•
Acquisition of intellectual property which was recorded as a business acquisition for accounting purposes was $5.5 million during fiscal 2012 compared with the acquisition of Newton Shuffler, LLC for $6.5 million in the prior fiscal year.

Capital expenditures

Significant items included in cash flows related to capital expenditures are as follows:

	Year ended October 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(13,625)	$(16,596)	$(2,971)	(17.9%)
Purchases of property and equipment	(8,279)	(3,530)	4,749	134.5%
Purchases of intangible assets	(4,550)	(6,818)	(2,268)	(33.3%)
Total capital expenditures	$(26,454)	$(26,944)

Financing

Cash flows used in financing activities for fiscal 2012 as compared to fiscal 2011 decreased by $5.5 million, primarily due to following:

•
Cash used for debt payments on our Revolver, discussed further below, net of draws, was $37.4  million as compared to debt payments on such facility, net of draws of $28.1 million during fiscal 2011; and

•
Offset by increased proceeds from issuance of common stock of $14.2 million, due to an increased weighted average exercise price of options exercised and an increase in the number of options exercised in the current period compared to the prior year period.

Fiscal 2011 compared to Fiscal 2010

	Year Ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$63,969	$51,325	$12,644	24.6%
Net cash used in investing activities	(26,887)	(20,433)	6,454	31.6%
Net cash used in financing activities	(24,736)	(28,659)	(3,923)	(13.7%)
Effects of exchange rates	(145)	(85)	(60)	70.6%
Net change in cash and cash equivalents	$12,201	$2,148

Operating

Cash flow provided by operating activities increased $12.6 million for fiscal 2011 as compared to fiscal 2010, primarily due to following:

•	Stronger operating performance that led to an increase in net income of approximately $8.5 million;

•
An increase provided by inventory of approximately $3.1 million. As a result, inventory turns increased from 2.8 times as of October 31, 2010 to 3.5 times as of October 31, 2011.  We experienced reductions in our inventory balance as a result of a formal emphasis on inventory management to reduce manufacturing costs and strong revenue performance;

•
An increase in the change in customer deposits and deferred revenue of approximately $3.2 million, primarily due to prior year period balance which included the recognition of revenue on a large transaction for which revenue was deferred until regulatory approval was granted;

•
An increase in the change of accounts receivable and investment in sales-type leases and notes receivable of approximately $3.3 million. Average days sales outstanding (“DSO”) for the year ended October 31, 2011 decreased to approximately 78 days from approximately 80 days in the same prior year period, due primarily to more timely amounts being collected from customers; and

•
Offset by the decrease in the accrued liabilities change related to settlement of our class action lawsuits and shareholder derivative lawsuits that was offset by a decrease in other current assets representing payment to the beneficiaries.  The remaining decrease in accrued and other current liabilities is mainly due to the decrease in inventory purchases and settlement of pending litigation as of October 31, 2010 with Prime Table Games.

Investing

Cash used in investing activities increased $6.5 million for fiscal 2011 as compared to fiscal 2010, primarily due to following:

•	Increased cash used for the acquisition of a business of approximately $6.5 million related to the Newton Shuffler, LLC acquisition;

•	Increased cash used for purchases of intangible assets of approximately $4.4 million primarily related to the acquisition of intellectual property from Prime Table Games; and

•	Offset by a decrease in payments for products leased and held for lease of approximately $3.4 million. The prior year purchases were primarily driven by the opening of two casinos in Singapore.

Capital expenditures

Significant items included in cash flows related to capital expenditures are as follows:

	Year ended October 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(16,596)	$(19,956)	$(3,360)	(16.8%)
Purchases of property and equipment	(3,530)	(5,293)	(1,763)	(33.3%)
Purchases of intangible assets	(6,818)	(2,404)	4,414	183.6%
Total capital expenditures	$(26,944)	$(27,653)

Financing

Cash used by financing activities decreased $3.9 million for fiscal 2011 compared to fiscal 2010, primarily due to following:

•
Net cash used for debt payments was approximately $28.1 million during the year ended October 31, 2011 as compared to approximately $27.0 million in the prior year.  Debt payments in the current year related to the Senior Secured Revolving Credit Facility.  In the prior year we entered into the Senior Secured Revolving Credit Facility and drew $65.4 million offset by repayment of the previous credit facility and the $65.0 million term loan facility (“Term loan”), both of which were satisfied and terminated by October 2010;

•	In the prior year we paid approximately $2.2 million in debt issuance costs associated with the Senior Secured Revolving Credit Facility, no such fees were paid in the current year; and

•	Increased proceeds from issuances of common stock, net of $2.0 million, as more options were exercised in the current year period compared to the prior year period.

Indebtedness (See Note 6 of our Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K)

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers and joint lead bookrunners, Bank of America, N.A., as syndication agent, and Union Bank, N.A., as documentation agent.  The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

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

As of October 31, 2012, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on October 29, 2015.

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

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In thousands)
Contractual obligations:
Debt
Senior Secured Revolving Credit Facility (1)	$-	$-	$-	$-	$-
Other Debt (2)	1,567	-	-	662	905
Other
Purchase commitments (3)	11,892	11,892	-	-	-
Operating leases (4)	6,610	3,175	2,397	1,020	18
Other (5)	1,995	452	329	235	979
Total contractual obligations	$22,064	$15,519	$2,726	$1,917	$1,902

1.
Represents the amount outstanding on our Revolver as of October 31, 2012.  The Revolver matures on, and no further borrowings may be made after, October 29, 2015.  As of October 31, 2012, there was no amount drawn under the Revolver.

2.	Represents payment of liabilities and interest assumed in connection with our purchase of Newton Shuffler, LLC and contingent consideration in connection with our acquisition of Bet the Set “21” ®.

3.	Represents short-term open purchase orders with our vendors.

4.	Represents operating lease agreements for our Las Vegas headquarters, Australian facilities and other field service facilities.

5.	Represents other current and long term liabilities.

Liabilities related to uncertain tax position of $0.4 million were excluded from the table above, as we cannot reasonably determine the year in which our uncertain tax positions will be resolved. See Note 12 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Off-Balance Sheet Arrangements. We do not have any material off-balance sheet arrangements with unconsolidated entities or other persons.

Impact of Inflation. To date, inflation has not had a material effect on our operations.

SELECTED QUARTERLY FINANCIAL DATA

	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	(In thousands, except per share amounts)

2012
Revenue	$56,053	$66,054	$63,386	$73,554
Gross profit	35,821	42,489	40,022	46,806
Net income	7,649	9,735	10,424	10,798
Earnings per share:
Basic	0.14	0.17	0.19	0.19
Diluted	0.14	0.17	0.18	0.19

2011
Revenue	$43,815	$59,883	$58,327	$65,746
Gross profit	29,168	36,094	36,222	41,071
Net income	4,804	7,946	9,126	9,714
Earnings per share:
Basic	0.09	0.15	0.17	0.18
Diluted	0.09	0.14	0.17	0.18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Foreign currency risk.  We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the fiscal years ended 2012, 2011 and 2010, were the Australian dollar and the Euro.  Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
SHFL entertainment, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of SHFL entertainment, Inc. and its subsidiaries ( the “Company”) at October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012  in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
December 21, 2012

SHFL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Product leases and royalties	$110,279	$98,369	$86,717
Product sales and service	148,768	129,402	114,585
Total revenue	259,047	227,771	201,302
Costs and expenses:
Cost of leases and royalties	37,713	34,089	28,008
Cost of sales and service	56,196	51,127	49,324
Gross profit	165,138	142,555	123,970
Selling, general and administrative	77,439	68,609	66,817
Research and development	32,180	27,628	21,811
Total costs and expenses	203,528	181,453	165,960

Income from operations	55,519	46,318	35,342

Other income (expense):
Interest income	575	635	577
Interest expense	(1,519)	(2,636)	(4,015)
Other, net	(115)	(997)	282
Total other income (expense)	(1,059)	(2,998)	(3,156)
Loss on early extinguishment of debt	-	-	(1,123)
Income from operations before tax	54,460	43,320	31,063
Income tax provision	15,854	11,730	7,980
Net income	$38,606	$31,590	$23,083

Basic earnings per share	$0.69	$0.58	$0.43
Diluted earnings per share	$0.68	$0.57	$0.43

Weighted average shares outstanding:
Basic	55,884	54,344	53,258
Diluted	56,628	54,997	54,199

See Notes to Consolidated Financial Statements

SHFL ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2012	2011
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,160	$22,189
Accounts receivable, net of allowance for bad debts of $491 and $402	45,708	39,713
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $8 and $44	9,287	5,006
Inventories	21,906	24,335
Prepaid income taxes	4,053	3,279
Deferred income taxes	4,622	4,911
Other current assets	6,901	4,291
Total current assets	116,637	103,724
Investment in sales-type leases and notes receivable, net of current portion and net of allowance for bad debts of $0 and $5	6,310	3,704
Products leased and held for lease, net	34,639	35,196
Property and equipment, net	17,417	12,849
Intangible assets, net	62,836	66,517
Goodwill	84,950	85,392
Deferred income taxes	5,183	3,038
Other assets	3,079	2,467
Total assets	$331,051	$312,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,702	$5,001
Accrued liabilities and other current liabilities	22,402	21,135
Deferred income taxes	16	96
Customer deposits	3,383	3,407
Income tax payable	4,179	2,595
Deferred revenue	4,799	3,862
Current portion of long-term debt	-	508
Total current liabilities	41,481	36,604
Long-term debt, net of current portion	1,303	38,757
Other long-term liabilities	2,004	2,969
Deferred income taxes	1,493	942
Total liabilities	46,281	79,272
Commitments and Contingencies (See Note 14)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 55,973 and 54,196 shares issued and outstanding	560	542
Additional paid-in capital	135,758	114,306
Retained earnings	119,444	80,838
Accumulated other comprehensive income	29,008	37,929
Total shareholders' equity	284,770	233,615
Total liabilities and shareholders' equity	$331,051	$312,887

See Notes to Consolidated Financial Statements

SHFL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Share- holders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
	(In thousands)
Balance, October 31, 2009	53,617	$536	$105,094	$26,165	$24,279	$156,074

Comprehensive Income:
Net Income	-	-	-	23,083	-	23,083
Currency translation	-	-	-	-	3,380	3,380
Total comprehensive income						26,463

Stock repurchased	(8)	-	(63)	-	-	(63)
Options exercised	73	1	472	-	-	473
Share-based compensation expense	-	-	3,906	-	-	3,906
Tax effect from share-based compensation	-	-	(705)	-	-	(705)
Issuance of restricted stock	3	-	-	-	-	-
Other	(35)	(1)	1	-	-	-
Balance, October 31, 2010	53,650	$536	$108,705	$49,248	$27,659	$186,148

Comprehensive Income:
Net Income	-	-	-	31,590	-	31,590
Currency translation	-	-	-	-	10,270	10,270
Total comprehensive income						41,860

Options exercised	507	6	2,485	-	-	2,491
Share-based compensation expense	-	-	3,253	-	-	3,253
Tax effect from share-based compensation	-	-	(137)	-	-	(137)
Issuance of restricted stock	37	-	-	-	-	-
Other	2	-	-	-	-	-
Balance, October 31, 2011	54,196	$542	$114,306	$80,838	$37,929	$233,615

Comprehensive Income:
Net Income	-	-	-	38,606	-	38,606
Currency translation	-	-	-	-	(8,921)	(8,921)
Total comprehensive income						29,685

Options exercised	1,568	16	16,721	-	-	16,737
Share-based compensation expense	-	-	4,141	-	-	4,141
Tax effect from share-based compensation	-	-	592	-	-	592
Issuance of restricted stock	144	1	(1)	-	-	-
Other	65	1	(1)	-	-	-
Balance, October 31, 2012	55,973	$560	$135,758	$119,444	$29,008	$284,770

See Notes to Consolidated Financial Statements

SHFL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net Income	$38,606	$31,590	$23,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,204	25,135	22,868
Amortization of debt issuance costs and debt discount	476	476	1,037
Loss on early extinguishment of debt	-	-	1,123
Share-based compensation	4,170	3,253	3,969
Provision for bad debts	163	159	541
Write-down for inventory obsolescence	22	1,065	1,019
Loss (gain) on sale of assets	344	360	(123)
Profit on sale of leased assets	(1,112)	(5,192)	(5,437)
Excess tax benefit from stock option exercises	(1,468)	(829)	(53)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(13,962)	(1,349)	(4,620)
Inventories	1,143	2,277	(866)
Accounts payable and accrued liabilities	1,163	(16,400)	17,933
Customer deposits and deferred revenue	748	487	(2,688)
Income taxes	1,315	2,568	127
Deferred income taxes	(965)	5,566	3,344
Prepaid income taxes	(776)	3,828	(1,108)
Other current and non-current assets	(3,960)	10,975	(8,824)
Net cash provided by operating activities	51,111	63,969	51,325

Cash flows from investing activities:
Proceeds from sale of assets	-	82	142
Proceeds from sale of leased assets	2,485	7,402	8,332
Payments for products leased and held for lease	(13,625)	(16,596)	(19,956)
Purchases of property and equipment	(8,279)	(3,530)	(5,293)
Purchases of intangible assets	(4,550)	(6,818)	(2,404)
Acquisition of business	(5,500)	(6,499)	-
Other	(1,485)	(928)	(1,254)
Net cash used by investing activities	(30,954)	(26,887)	(20,433)

Cash flows from financing activities:
Proceeds from Revolver	11,000	16,500	65,445
Debt payments on Revolver	(48,446)	(44,500)	-
Proceeds from the Deutsche Bank Senior Secured Credit Facility	-	-	12,126
Payments on the Deutsche Bank Senior Secured Credit Facility	-	-	(40,125)
Payment on Term Loan	-	-	(64,350)
Payments on notes payable and other long-term debt	-	(55)	(61)
Proceeds from issuance of common stock, net	16,737	2,490	473
Debt issuance costs	-	-	(2,242)
Excess tax benefit from stock option exercises	1,468	829	53
Other	(41)	-	22
Net cash used by financing activities	(19,282)	(24,736)	(28,659)

Effect of exchange rate changes on cash	1,096	(145)	(85)

Net increase (decrease) in cash and cash equivalents	1,971	12,201	2,148
Cash and cash equivalents, beginning of year	22,189	9,988	7,840
Cash and cash equivalents, end of year	$24,160	$22,189	$9,988

 See Notes to Consolidated Financial Statements

SHFL ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Cash Flows Information—

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Non-cash Investing and Financing transactions:
Newton future consideration	$-	$1,033	$-

Cash paid (received) for:
Income taxes, net of refunds	$16,774	$(461)	$6,110
Interest	$1,049	$2,063	$3,136

See Notes to Consolidated Financial Statements

SHFL ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business.  Unless the context indicates otherwise, references to “SHFL entertainment, Inc.,” “we,” “us,” “our,” or the “Company,” include SHFL entertainment, Inc. and its consolidated subsidiaries. The Company was previously known as Shuffle Master, Inc. and changed its name in the current year to SHFL entertainment, Inc.

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

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month fixed fee contract. When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in regulated markets.

Utility. Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include various models of automatic card shufflers to suit specific games, as well as deck checkers, and roulette chip sorters. This segment also includes our i-Shoe Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment consists of proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our internally developed and acquired proprietary table games, side bets, add-ons and progressives as well as our newly introduced online gaming products, which feature online versions of our table games, social gaming and mobile applications.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms such as Table Master, Vegas Star and i-Table.

Electronic Table Systems.  Our ETS segment consists of various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table, Table Master, Vegas Star and Rapid Table Games.  Our i-Table platform combines an electronic betting interface with a live dealer and live cards or a live wheel that is designed to improve game speed and security while reducing many operating expenses associated with live tables.  Our Table Master and Vegas Star products feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Like the i-Table, our Rapid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Unlike the i-Table, Rapid Table Games is not confined to a fixed number of seats and can have hundreds of terminals tied to one game outcome.

Electronic Gaming Machines.  Our EGM segment develops and delivers our video slot machines into markets including Australia, New Zealand, Asia, Mexico and parts of South America.  We offer a selection of video slot titles developed as stand-alone units or as linked progressive machines. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games that operate on the current PC4 operating platform. Popular titles for our EGMs include Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Mahajanga.  In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc.  In late fiscal 2012, we released a range of games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s12.

Principles of consolidation. Our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include all adjustments necessary to fairly present our consolidated results of operations, financial position and cash flows for each period presented.

Our consolidated financial statements include the accounts of SHFL entertainment, Inc. and our wholly-owned domestic and foreign subsidiaries. All inter-company accounts and transactions have been eliminated. We have no unconsolidated subsidiaries.

Reclassification. The Company revised its October 31, 2011, consolidated balance sheet to appropriately classify amounts that were previously included within accounts receivable as current investment in sales-type leases and notes receivable. This revision resulted in a $3.2 million increase in the current investment in sales-type leases and notes receivable with a corresponding reduction to accounts receivable. The revision, which the Company determined was not material, had no impact on total current assets, results of operations or cash flows.

Use of estimates and assumptions. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) revenue recognition including the assessment of collectability and multiple element arrangements; (2) allowance for doubtful accounts; (3) asset impairments, including determination of the fair value of goodwill and indefinite lived trade names; (4) depreciable lives of assets; (5) useful lives and amortization of intangible assets; (6) income tax valuation allowances and uncertain tax positions; (7) fair value of stock options; and (8) the need for contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

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

From time to time, we make significant sales to customers that exceed 10% of our then-outstanding accounts receivable balance. As of October 31, 2012 and 2011, no customer balance exceeded 10% of our net trade accounts receivable. As of October 31, 2012 one customer exceeded 10% of our net investment in sales-type lease and notes receivable.  As of October 31, 2011, no customer balance exceeded 10% of our net investment in sales-type lease and notes receivable. For the fiscal years ended 2012, 2011 and 2010, no individual customer accounted for more than 10% of consolidated revenue.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs of approximately $0.02 million, $1.1 million and $1.0 million for fiscal years 2012, 2011 and 2010, respectively.  Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Products leased and held for lease. Our products are primarily leased to customers pursuant to month-to-month fixed fee contracts and to a lesser extent through participation arrangements whereby casinos pay a fee to us based on a percentage of net win. Products leased and held for lease are stated at cost, net of depreciation. Depreciation on leased products is calculated using the straight-line method over the estimated useful life of three to five years. We provide maintenance of our products on lease as part of our standard lease agreements.

Property and equipment. Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful life or lease terms, if shorter, for leasehold improvements.  Depreciation attributable to manufacturing operations is included in cost of sales and service.  The remaining component of depreciation is included in selling, general and administrative expenses.

We also review these assets for impairment whenever events or circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.

Goodwill and other indefinite lived intangible assets. We do not renew or extend the term of our intangible assets. We review our goodwill for impairment annually in October or when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The goodwill impairment analysis may start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we do not perform a qualitative assessment, we will perform a two-part impairment test.  In the first step, we use a discounted cash flow model (income approach) and the Guideline Public Company Model (market approach) to assess the fair values of our reporting units, which are the same as our operating segments.  These two methodologies are weighted equally to determine the reportable segment fair value.  The fair value of the reporting unit is then compared to the book value of the reporting unit, including its goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired.  If the fair value is less than the book value, we perform a second step to compare the implied fair value of the reporting unit’s goodwill to its book value. The implied fair value of the goodwill is determined based on the estimated fair value of the reporting unit less the fair value of the reporting unit’s identifiable assets and liabilities. We record an impairment charge to the extent that the book value of the reporting unit’s goodwill exceeds its fair value.

Our income approach analysis is based on the present value of two components: the sum of our five-year projected cash flows and a terminal value assuming a long-term growth rate. The cash flow estimates are prepared based on our business plans for each reporting unit, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost of capital of a group of comparable companies with consideration for the size and specific risks of each our reporting units.

As of October 31, 2012 and 2011, our goodwill totaled $85.0 million and $85.4 million, respectively. For the Utility, PTG and EGM reporting units our fiscal 2012 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of our share price and market capitalization, overall financial performance, and macro-economic and industry conditions.  We considered the qualitative factors and weighted the evidence obtained and determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount.  In 2011 we adopted new accounting guidance and performed an assessment of qualitative factors similar to that described above and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.  In fiscal 2010 we performed the first step test required under previous guidance using an income approach and market approach and the results of that valuation indicated that each of these reporting units’ fair values were significantly higher than their carrying values.  We used a discount rate of 12.5% in the 2010 test and if we had increased the discount rate to 13.5% (all other assumptions held constant) the fair value of each reporting unit would have still exceeded its carrying value by at least 43%.

For the ETS reporting unit for fiscal 2012 we performed the two-part analysis described above.  We used a discount rate of 14% and if we had increased the discount rate to 15% (all other assumptions held constant) the fair value of the reporting unit would have still exceeded its carrying value by 13%.  In the Guideline Public Company Method we selected moderately lower multiples than the average of our peer companies and applied these multiples to our trailing twelve months revenue, projected 2013 revenue, and 2013 EBITDA.  We weighted these multiples according to our judgment regarding the importance of each multiple as an indicator of value.

Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.  If our quantitative assumptions do not prove correct or economic conditions affecting future operations change, our goodwill could become impaired and result in a material adverse effect on our results of operations and financial position. For fiscal 2012, 2011 and 2010, we did not have any goodwill impairment loss.

In the current year we adopted a new Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that allows for the indefinite lived intangible asset impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite lived assets are less than their carrying amounts.  If, after assessing the qualitative factors, we determine that it is more likely than not that our indefinite lived intangible assets are less than their carrying amounts, then we perform an impairment test.  The impairment test consists of selecting the relief from royalty model (income approach) to assess the fair value of our indefinite lived intangibles.  If the carrying amount of the indefinite lived intangibles exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

Our relief from royalty analysis is based on the projected revenue attributable to the asset, expected economic life of the asset, present value of the royalty rate (as a percentage of revenue) that would hypothetically be charged by a licensor of the asset to an unrelated licensee, and the discount rate that reflects the level of risk associated with receiving future cash flows attributable to the asset.  The model estimates are prepared based on our business plans for each trade name, considering historical results and anticipated future performance and market opportunities. The discount rates used to determine the present value of future cash flows would be derived from our weighted average cost of capital adjusted for asset specific premiums (if any).

As of October 31, 2012 and 2011, our indefinite lived intangible assets totaled $24.5 million and $25.5 million, respectively. Our fiscal 2012 annual indefinite lived intangible asset impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, overall financial performance, and macro-economic and industry conditions.  We considered the qualitative factors and determined that it is not more likely than not that the fair value of the indefinite lived intangible assets are less than their carrying amounts. In the prior year we performed the quantitative test required under previous guidance using the relief from royalty method and the results of that valuation indicated that the fair values of our indefinite lived intangible assets were significantly higher than their carrying values.  The discount rate used for each trade name was 12.5% for our fiscal 2011.  The pre-tax royalty rate used for each trade name was 4.0% for fiscal 2011.  If we had increased the discount rate to 13.5% (all other assumptions held constant) the fair value of each trade name would have still exceeded its carrying value by at least 57%.

Although we believe the qualitative factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If our assumptions do not prove correct or economic conditions affecting future operations change, our indefinite lived intangible assets could become impaired and result in a material adverse effect on our results of operations and financial position.

For fiscal 2012, 2011 and 2010 we did not have any indefinite lived intangible asset impairment loss.

Other intangible assets. Other intangible assets include intellectual property for games, patents, trademarks, copyrights, licenses, developed technology, customer relationships and non-compete agreements that were purchased separately or acquired in connection with a business combination. All of our significant other intangible assets have finite useful lives and are amortized as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization of customer relationships and non-compete agreements is included in selling, general and administrative expense and the remaining components of amortization are included in cost of sales and service and cost of leases and royalties.

Impairment of long-lived assets. We estimate the useful lives of our long-lived assets, excluding goodwill and indefinite lived intangible assets, based on historical experience, estimates of products' commercial lives, the likelihood of technological obsolescence and estimates of the duration of commercial viability for patents, licenses and games.

We review our long-lived assets, excluding goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life.  Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses.  We group long-lived assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Recoverability of the carrying amount of long-lived assets is measured by comparing the carrying amount to the estimated future undiscounted net cash flows that the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products and sustainability of gross margins. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.   For fiscal 2012, 2011 and 2010, we did not have any such impairment loss.

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

Revenues are reported net of incentive rebates and discounts. Amounts billed prior to completing the earnings process are deferred until revenue recognition criteria are met. Our standard sales contracts do not contain right of return provisions and we have not experienced significant sales returns.  Therefore we have not recorded an allowance for sales returns.

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

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 30 to 90 days.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are usually interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. Products placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the product and all other relevant criteria have been met. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts. Revenue from the sale of lifetime licenses, under which we have no continuing obligation, is recorded on the effective date of the license agreement.

Multiple element arrangements — Some of our revenue arrangements contain multiple deliverables, such as a product sale combined with a service element or the delivery of a future product.  We allocate revenues among multiple deliverables in a multi-element arrangement, based on relative selling prices. In order of preference, relative selling prices will be estimated based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price (“BESP”).

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

Advertising costs. We expense advertising and promotional costs as incurred, which totaled approximately $3.4 million, $3.0 million and $2.2 million, for the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

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

Earnings per common share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding and issuable during the year. Diluted earnings per share is similar to basic, except that the weighted average number of shares outstanding is increased by the potentially dilutive effect of outstanding stock options, if applicable, during the year, using the treasury stock method. Restricted stock granted under our share-based award plans is included in the earnings per share calculation and it is considered a participating security because it carries non-forfeitable rights to dividends.

Cash and cash equivalents. Cash and cash equivalents include short-term investments with maturities of three months or less from their date of purchase. We maintain cash balances that exceed federally insured limits; however, we have incurred no losses on such accounts. Cash and cash equivalents at our foreign subsidiaries were $22.5 million as of October 31, 2012 and $17.5 million as of October 31, 2011 for which we currently plan to reinvest.  We regularly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

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

We evaluate the credit quality of the receivables and establish an allowance for doubtful accounts based primarily upon collection history, using a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, we utilize historic collection experience, where applicable, to establish an allowance for doubtful accounts receivable. A specific reserve is allocated when collectability becomes uncertain due to events and circumstances, such as bankruptcy and tax or legal issues that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. All changes in the net carrying amount of our contracts are recorded as adjustments to bad debt expense. The allowance for doubtful accounts related to accounts receivable as of October 31, 2012 and October 31, 2011 was $0.5 million and $0.4 million, respectively. The allowance for doubtful accounts related to investment in sales-type leases and notes receivable as of October 31, 2012 and October 31, 2011 was approximately $0.01 million and $0.05 million, respectively.

Uncollectible contracts are written off when it is determined that there is minimal chance of any kind of recovery, such as a customer property closure, bankruptcy restructuring or finalization, or other conditions that severely impact a customer’s ability to repay amounts owed.

Fair value measurement. The Company applies fair value accounting for all financial instruments and non-financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.   When determining the fair value measurements for financial instruments, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

See Note 2 for further discussions of the valuations of certain of our financial instruments.

Recently issued accounting standards or updates –adopted

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

Accordingly we disclosed the information required by this ASU as it relates to the goodwill valuation analysis for the ETS segment in the Goodwill and other indefinite lived intangible assets section above.  We also disclosed the level in the fair value hierarchy of items not measured at fair value but whose fair value is disclosed in Note 2 below.

Indefinite lived Intangible Asset impairment testing.  In the current year, we adopted an ASU to amend and simplify the rules related to testing indefinite lived intangible assets other than goodwill for impairment.  The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. The results of this qualitative assessment determine whether it is necessary to perform the currently required annual impairment test.

In accordance with the ASU, we assessed our intangible assets with an indefinite life, consisting of the Stargames and CARD tradenames and determined that it is not more likely than not that these indefinite lived assets are impaired and it was not necessary to perform the annual impairment test.

Recently issued accounting standards or updates – not yet adopted

Comprehensive income. In June 2011, FASB issued an ASU on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented in the table below as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  As of October 31, 2012 our investment in sales-type leases and notes receivable had an approximate 5.5% effective interest rate and an approximate 2 year average maturity.

As of October 31, 2012, there was no amount drawn under our Revolver.  The fair value of our Revolver as of October 31, 2011 has been calculated based on market borrowing rates available as of October 31, 2011 for debt with similar terms and maturities. The following table provides the fair value measurement information about the Company’s long-term debt as of October 31, 2011.

	Carrying Value October 31, 2011	Fair Value October 31, 2011	Fair Value Hierarchy

Revolver	$37,446	$37,679	Level 2
Total	$37,446	$37,679

3. RECEIVABLES AND INVESTMENTS IN SALES-TYPE LEASES

	October 31,
	2012	2011
	(In thousands)
Accounts receivable, net:
Trade receivables	$46,199	$40,115
Less: allowance for bad debts	(491)	(402)
Total	$45,708	$39,713

	October 31,
	2012	2011
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Minimum sales-type lease payments	$15,739	$8,881
Notes receivable - table game lifetime licenses	439	95
Sub-total sales-type leases and notes receivable	16,178	8,976

Less: interest sales-type leases	(560)	(56)
Less: deferred service revenue	(13)	(161)
Less: allowance for bad debts	(8)	(49)

Investment in sales-type leases and notes receivable, net	15,597	8,710

Less: current portion sales-type leases	(8,848)	(4,940)
Less: current portion notes receivable - table game licenses	(439)	(66)

Long-term portion investment in sales-type leases and notes receivable	$6,310	$3,704

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

 Future minimum lease payments (principal, deferred revenue and interest) to be received for both sales-type leases and notes receivable are as follows:

	October 31,
	2013	2014	2015	Total
	(In thousands)
Investment in sales-type leases and notes receivable, net:
Future sales-type lease payments	$9,280	$5,752	$707	$15,739
Notes receivable - table game licenses	439	-	-	439
Sub-total sales-type leases and notes receivable
	9,719	5,752	707	16,178

Less: interest sales-type leases	(411)	(138)	(11)	(560)
Less: deferred service revenue	(13)	-	-	(13)
Less: allowance for bad debts	(8)	-	-	(8)
Investment in sales-type leases and notes receivable, net	$9,287	$5,614	$696	$15,597

4. OTHER BALANCE SHEET DATA

The following provides additional disclosure for selected balance sheet accounts as of October 31:

	October 31,
	2012	2011
	(In thousands)
Inventories:
Raw materials and component parts	$11,309	$12,984
Work-in-process	3,478	3,947
Finished goods	7,119	7,404
Total	$21,906	$24,335

	October 31,
	2012	2011
	(In thousands)
Products leased and held for lease:
Utility	$51,269	$47,073
Less: accumulated depreciation	(35,371)	(29,891)
Utility, net	15,898	17,182

Proprietary Table Games	9,004	6,158
Less: accumulated depreciation	(4,429)	(2,496)
Proprietary Table Games, net	4,575	3,662

Electronic Table Systems	28,122	28,749
Less: accumulated depreciation	(15,988)	(15,571)
Electronic Table Systems, net	12,134	13,178

Electronic Gaming Machines	2,876	1,266
Less: accumulated depreciation	(844)	(92)
Electronic Gaming Machines, net	2,032	1,174

Total, net	$34,639	$35,196

				October 31,
	Useful lives			2012	2011
	(In years)			(In thousands)
Property and equipment:
Land				$4,410	$2,236
Building		40		4,066	3,865
Leasehold improvements		2		6,150	5,806
Office furniture and fixtures	3	-	5	6,106	5,780
Computer Software	3	-	5	9,768	7,065
Production equipment and other		5		6,805	5,284
Total				37,305	30,036
Less: accumulated depreciation				(19,888)	(17,187)
Property and equipment, net				$17,417	$12,849

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment.  Depreciation is recorded using the straight-line method over the estimated useful life or lease terms, if shorter, for leasehold improvements.  Depreciation attributable to manufacturing operations is included in cost of sales and service.  The remaining component of depreciation is included in selling, general and administrative expenses.  Depreciation expense was $16.2 million, $15.1 million and $11.9 million for fiscal 2012, 2011 and 2010, respectively.

	October 31,
	2012	2011
	(In thousands)
Other current assets:
Prepaid expenses	$3,772	$2,302
Other receivables	1,707	1,271
Other	1,422	718
Total	$6,901	$4,291

	October 31,
	2012	2011
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued compensation	$15,158	$13,932
Accrued taxes	2,743	2,124
Other accrued liabilities	4,501	5,079
Total	$22,402	$21,135

5. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up. Amortization expense was $9.0 million, $10.1 million and $11.0 million for fiscal 2012, 2011 and 2010, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following as of October 31:

	Weighted Average	October 31,
	Useful Life (years)	2012	2011
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10	$67,174	$68,999
Less: accumulated amortization		(53,182)	(52,145)
		13,992	16,854
Customer relationships	10	26,623	25,688
Less: accumulated amortization		(15,197)	(12,829)
		11,426	12,859
Licenses and other	6	22,935	18,925
Less: accumulated amortization		(10,024)	(7,581)
		12,911	11,344

Total		$38,329	$41,057

Acquired Intangible Assets.  In the current year, we acquired certain intangible assets related to the purchase of table game intellectual property and we acquired licenses to be used in our EGM segment.  We allocated the purchase price to patents, games and products for $0.9 million and to customer relationships for $1.6 million, both of which have a weighted-average amortization period of ten years.  We allocated $3.6 million to licenses and other with a weighted-average amortization period of seven years.  Total intangible assets acquired for the year ended October 31, 2012 are being amortized over a weighted-average useful life of approximately 8 years.

Estimated amortization expense related to recorded finite lived intangible assets is as follows:

Year ending October 31,	(In thousands)
2013	$8,168
2014	7,688
2015	7,014
2016	5,535
2017	4,415
Thereafter	5,509
$38,329

Tradenames.  Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized and were $24.5 million and $25.5 million as of October 31, 2012 and 2011.

We performed our annual indefinite lived intangible asset analysis of our Stargames and CARD tradenames in October 2012 in accordance with the new ASU on indefinite lived intangible asset impairment.  This analysis included an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our indefinite lived intangible assets are less than their carrying amounts.  The impairment analysis involves an assessment of certain factors including, but not limited to, the results of the prior year fair value calculation, overall financial performance, and macro-economic and industry conditions. This assessment includes the determination of the likely effect of each factor on the fair value of the Stargames and CARD tradenames.  Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result.  As of October 31, 2012 and 2011, based upon the results of the analysis, we concluded the Stargames and CARD tradenames were not impaired.

Goodwill.  All of our goodwill originated from the acquisitions of subsidiaries and other acquisitions of table games or intellectual property, which were accounted for in accordance with the business combination guidance.  Goodwill has been allocated to the reporting units upon acquisition. Changes in the carrying amount of goodwill as of October 31, 2012, are as follows:

Activity by Segment As Of And For The		Proprietary	Electronic	Electronic
Years Ended October 31,	Utility	Table Games	Table Systems	Gaming Machines	Total
	(In thousands)
2011

Goodwill	$42,560	$9,326	$34,188	$11,995	$98,069
Accumulated impairments	-	-	(22,137)	-	(22,137)
	42,560	9,326	12,051	11,995	75,932
Foreign currency translation adjustment	1,459	-	1,140	1,135	3,734
Acquisition	4,799	-	-	-	4,799
Other	-	927	-	-	927
	$48,818	$10,253	$13,191	$13,130	$85,392

2012
Goodwill	$48,818	$10,253	$35,328	$13,130	$107,529
Accumulated impairments	-	-	(22,137)	-	(22,137)
	48,818	10,253	13,191	13,130	85,392
Foreign currency translation adjustment	(3,468)	-	(466)	(463)	(4,397)
Acquisition	-	3,000	-	-	3,000
Other	-	955	-	-	955
	$45,350	$14,208	$12,725	$12,667	$84,950

We performed our annual goodwill impairment analysis in October 2012.  This analysis included an assessment of qualitative factors for the Utility, PTG and EGM reporting units to determine whether it is more likely than not that the fair value of our reporting units is less than their carrying amounts.  The impairment analysis involved an assessment of certain factors including, but not limited to, the results of the prior year fair value calculation, the movement of the company’s share price and market capitalization, overall financial performance, and macro-economic and industry conditions.  This assessment included the determination of the likely effect of each factor on the fair value of each reporting unit. For the ETS reporting unit we performed a quantitative test to estimate its fair value.  Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a significantly different result. Based on our annual goodwill impairment analysis, there were no goodwill impairments as of October 31, 2012, 2011 and 2010.

The $3.0 million of additional goodwill in our PTG segment relates to the acquisition of intellectual property that was treated as a business acquisition for accounting purposes.

The $1.0 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million.  The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill.  As of October 31, 2012, we have paid approximately $11.5 million of the $12.0 million maximum amount.

6. DEBT

Debt consisted of the following:

	October 31,
	2012	2011
	(In thousands)
Revolver	$-	$37,446
Other long term debt	1,303	1,819
Total debt	1,303	39,265
Less: current portion	-	(508)
Total long-term debt	$1,303	$38,757

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

As of October 31, 2012, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after October 29, 2015.

On May 31, 2012, the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of October 31, 2012, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.01 to 1.0, 0.0 to 1.0 and 83 to 1.0, respectively

The Senior Secured Revolving Credit Facility also contains customary affirmative and negative covenants for transactions of this nature, including but not limited to restrictions and limitations on the following:

•	Incurrence of indebtedness;

•	Granting of incurrence of liens;

•	Asset dispositions

•	Mergers, acquisitions;

•	Investments;

•	Distributions, redemptions;

•	Change in business;

•	Payments of indebtedness;

•	Adopt or institute pension plan;

•	Transactions with affiliates;

•	Accounting changes;

•	Rate contracts;

•	Amendment of material documents;

•	Restrictive agreements;

•	Joint ventures;

•	Investments by the loan parties in each other;

•	Deposit accounts; and

•	Capital expenditures.

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

Debt issuance costs. Total debt issuance costs incurred with the issuance of long-term debt are capitalized and amortized as interest expense using the straight-line method which approximates the effective interest method. Amortization of debt issuance costs were $0.5 million, $0.5 million and $1.0 million in fiscal 2012, 2011 and 2010, respectively. The unamortized debt issuance costs were $1.4 million and $1.9 million as of October 31, 2012 and 2011, respectively. The unamortized portion of the debt issuance costs are expected to be recognized over a period of 3.0 years.

Maturities of Debt

Maturities of our debt for the five fiscal years ending subsequent to October 31, 2012 are as follows:

October 31,	(In thousands)
2013	$-
2014	-
2015	-
2016	241
2017	271
Thereafter	791
$1,303

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

As of October 31, 2012, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 1.1 million and 0.2 million shares available for grant, respectively.

A summary of option activity under shared-based incentive awards for fiscal 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2011	4,638	$14.04
Granted	440	12.20
Exercised	(1,568)	10.67
Forfeited	(138)	9.80
Expired	(362)	22.69

Outstanding at October 31, 2012	3,010	$14.68	5.4	$10,448

Fully vested and expected to vest at October 31, 2012	2,986	$14.71	5.4	$10,386

Exercisable at October 31, 2012	2,002	$16.91	4.0	$6,538

The weighted average grant date fair value of stock options granted during the years ended October 31, 2012, 2011 and 2010, was $6.26, $5.64 and $4.11, respectively. The total intrinsic value of the stock options exercised for the years ended October 31, 2012, 2011 and 2010, was $6.8 million, $2.8 million and $0.2, respectively.

During fiscal years ended 2012, 2011 and 2010, 1.6 million, 0.5 million, and 0.1 million options were exercised, respectively. For fiscal 2012, 2011 and 2010, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of October 31, 2012, there was a total of $3.7 million of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years.

During the fiscal years ended 2012, 2011 and 2010, we granted 0.4 million, 0.6 million and 0.7 million stock options, respectively, with a grant date fair value of $2.8 million, $3.2 million and $2.9 million, respectively.

A summary of activity related to restricted stock for the year ended October 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Nonvested at November 1, 2011	394	$10.53
Granted	457	12.36
Vested	(144)	11.03
Forfeited	(55)	9.49

Nonvested at October 31, 2012	652	$11.79	1.4	$9,222

Expected to vest	632	$11.79	1.4	$8,936

During the fiscal years ended 2012, 2011 and 2010, we issued 0.5 million, 0.3 million and 0.07 million shares of restricted stock, respectively, with an aggregate fair value of $5.7 million, $3.8 million and $0.5 million, respectively. The weighted average grant date fair value of non-vested shares granted during the years ended October 31, 2012, 2011 and 2010 was $12.36, $11.18 and $16.25, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

As of October 31, 2012, there was $5.7 million of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized for the years ended October 31:

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Compensation costs:
Stock options	$1,815	$1,995	$3,080
Restricted stock	2,355	1,258	889
Total compensation cost	$4,170	$3,253	$3,969
Related tax benefit	$(1,489)	$(1,100)	$(1,285)

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

	Year ended October 31,
	2012	2011	2010
Option valuation assumptions:
Expected dividend yield	None	None	None
Expected volatility	64.8%	64.7%	67.7%
Risk-free interest rate	0.7%	1.7%	2.1%
Expected term (years)	4.5	4.4	4.4

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from continuing operations for the years ended October 31 are as follows:

	Year Ended October 31,
	2012	2011	2010
	(In thousands, except per share amount)

Net income available to common shares	$38,606	$31,590	$23,083

Basic:
Weighted average shares	55,884	54,344	53,258

Diluted:
Weighted average shares, basic	55,884	54,344	53,258
Dilutive effect of options and restricted stock	744	653	941
Weighted average shares, diluted	56,628	54,997	54,199

Basic earnings per share	$0.69	$0.58	$0.43
Diluted earnings per share	$0.68	$0.57	$0.43

Weighted average anti-dilutive shares excluded from diluted EPS	1,852	3,368	3,237

9. SHAREHOLDERS’ EQUITY

Common stock repurchases.  Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of October 31, 2012, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased in fiscal 2012.  Although we generally prioritize bank debt reduction and direct investment in our business over share repurchases we may consider share repurchases when there are anomalies in the value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

Tax effect from stock option exercises.  For fiscal 2012, 2011and 2010, the tax effect/benefit from stock option exercises affected our deferred tax asset and income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision.

10. EMPLOYEE BENEFIT PLANS

U.S. defined contribution plan.  We sponsor a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code and covers United States employees who meet certain age and service requirements. We may make matching contributions to the plan based on a percentage of employee compensation and actual contributions. For fiscal 2012, 2011 and 2010, we elected to make matching contributions of 50% of employee contributions up to 6% of compensation, which was $0.6 million for fiscal 2012 and $0.5 for fiscal 2011 and 2010.

Austrian pension commitments. In April and May 2004, we formalized our defined contribution pension agreements with certain Austrian employees. We pay contributions to an external pension fund administered by ÖPAG Pensionskassen AG. Aggregate pension expense relating to our Austrian agreements for fiscal 2012, 2011 and 2010 were $0.03 million, $0.08 million and $0.07 million, respectively.

11. OTHER INCOME (EXPENSE) AND GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Other income (expense):
Interest income	$575	$635	$577
Interest expense	(1,519)	(2,636)	(4,015)
Other, net	(115)	(997)	282
Total other income (expense)	$(1,059)	$(2,998)	$(3,156)

Loss on early extinguishment of debt	$-	$-	$(1,123)

Interest income relates primarily to our investment in sales-type leases, notes receivable portfolio and cash on hand. Interest expense for fiscal 2012 and 2011 primarily relates to interest on our Revolver. Interest expense for fiscal 2010 primarily relates to interest on our bank debt outstanding during that year. For fiscal 2012 and 2011, amortization of debt issuance costs of $0.5 million in each year related to our Revolver.  For fiscal 2010, amortization of debt issuance costs of $1.0 million related to our bank debt outstanding during the year.

Other, net primarily relates to foreign currency gains or losses caused by fluctuations of the U.S. dollar, the Euro and the Australian dollar. Net foreign currency loss of $0.03 million, net currency loss of $0.9 million and net foreign currency gain of $0.3 million were recognized in 2012, 2011 and 2010, respectively. Our foreign subsidiaries engage in activities with us and certain customers in U.S. dollar and other foreign denominated contracts.

Loss on early extinguishment of debt for fiscal 2010 consisted of debt issuance costs of $1.1 million related to our bank debt that was charged off when the underlying facility was terminated.

12. INCOME TAXES

The following is a summary of income before taxes of the United States and foreign operations for the fiscal years ended October 31:

	Year Ended October 31,
	2012	2011	2010
	(In thousands)

US	$26,336	$22,885	$19,060
Foreign	28,124	20,435	12,003
Total	54,460	43,320	31,063

The components of the provision for income taxes from continuing operations were as follows for the years ended October 31:

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$7,522	$1,845	$1,529
State	1,189	729	1,062
Foreign	8,933	3,290	960
	17,644	5,864	3,551
Deferred:
Federal	(1,267)	3,693	2,304
State	(61)	(84)	(84)
Foreign	(462)	2,257	2,209
	(1,790)	5,866	4,429
Total	$15,854	$11,730	$7,980

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended October 31:

	Year Ended October 31,
	2012	2011	2010

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	0.9%	1.8%	2.3%
Foreign and U.S. tax rate differential	(3.7%)	(2.7%)	(2.8%)
Interest expense	(1.9%)	(2.5%)	(3.1%)
Tax credits	(3.3%)	(5.0%)	(5.5%)
Withholding tax	1.3%	1.6%	2.7%
Change in liability for uncertain tax positions	(0.4%)	0.2%	(2.8%)
Other	1.2%	(1.3%)	(0.1%)
Effective tax rate	29.1%	27.1%	25.7%

Deferred tax assets and liabilities consisted of the following as of October 31:

	Year Ended October 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Inventories	$1,766	$2,341
Employee benefits	2,939	2,530
Stock-based compensation	5,201	4,848
Fixed assets	-	1,334
Foreign net operating loss carryforward	4,893	4,990
Intangible assets	3,478	4,371
Other	3,311	2,929
Total gross deferred tax assets	21,588	23,343
Less: valuation allowance	(1,845)	(1,334)
Deferred tax assets	19,743	22,009

Deferred tax liabilities:
Intangible assets	7,319	6,720
Fixed assets	2,852	7,053
Other	1,276	1,325
Total gross deferred tax liabilities	11,447	15,098

Net deferred tax assets	$8,296	$6,911

As of October 31, 2012 and 2011, we have income tax net operating loss carryforwards related to our international operations of approximately $18.6 million and $19.4, respectively, which have an indefinite life.  As of October 31, 2012 and 2011, there were valuation allowances of $1.8 million and $1.3 million, respectively, provided on foreign net operating loss carryforwards and other foreign deferred tax assets, as the Company believes these assets do not meet the “more likely than not” criteria for recognition.

We have not provided United States Federal income tax on $41.5 million of undistributed earnings of our foreign subsidiaries.  We intend to permanently reinvest such earnings outside the United States.  Upon distribution of these earnings in the form of dividends or capital gains, we would be subject to the United States income tax net of applicable foreign tax credits. In addition, such distributions would be subject to withholding taxes in the various tax jurisdictions.  Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended October 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$1,200	$1,124	$1,322
Increases related to prior year tax positions	21	37	631
Increases related to current year tax positions	76	103	54
Reductions due to lapse of statutes of limitations	(869)	(64)	(883)
Balance at year end	$428	$1,200	$1,124

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million and $0.6 million as of October 31, 2012 and 2011, respectively.   No significant increases or decreases in unrecognized tax benefit are expected within the next 12 months.

Our major tax jurisdictions are the United States, Australia, and Austria.  In the United States, we are currently under examination for tax years ended October 31, 2010 and 2011. In Australia and Austria, we are subject to examination for years after October 31, 2009 and 2010, respectively.  We believe we have adequately reserved for uncertain tax positions; however, there is no assurance that the taxing authorities will not propose adjustments that are different than the Company’s expected outcome and impact the provision for income taxes.

We have a policy of recognizing interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and within the related tax liability line in the consolidated balance sheet.  For the year ended October 31, 2012, we recognized a benefit of $0.1 million related to interest and penalties in our consolidated statement of operations.  For the year ended October 31, 2011, we recognized an expense of $0.04 million related to interest and penalties in our consolidated statement of operations.  Our total accrued interest and penalties as of October 31, 2012 and 2011 is $0.0 million and $0.2 million, respectively.

We filed numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions.  With few exceptions, we are no longer subject to United States federal, state and local, or foreign income tax examinations for years before 2006.

13. OPERATING SEGMENTS

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

Segment revenues include leasing, licensing, or selling of products within each reportable segment. Segment operating income (loss) includes net revenues attributable to third parties and expenses directly and indirectly associated with the product lines included in each segment. Cost of sales and service and cost of leases and royalties primarily include the cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Indirect operating expenses include other costs directly identified with each segment, such as research and development, product approval costs, product-related litigation expenses, amortization of patents and other product-related intellectual property, sales commissions and other directly-allocable sales expenses.  Capital expenditures include amounts reported in our consolidated statements of cash flows for purchases of leased products, property and equipment and intangible assets plus the financed or non-cash portion of these purchases which is excluded from cash flows.

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

Assets are allocated to each segment according to the benefits received by the respective segment.  Unallocated corporate assets are primarily comprised of cash and cash equivalents, property and equipment including land, buildings and leasehold improvements, prepaid income taxes, and deferred financing costs.

The following provides financial information concerning our reportable segments of our continuing operations for the years ended October 31:

	Year Ended October31,
	2012	2011	2010
	(In thousands)
Revenue:
Utility	$93,965	$82,942	$77,357
Proprietary Table Games	52,446	43,986	40,430
Electronic Table Systems	31,042	33,937	42,398
Electronic Gaming Machines	81,594	66,906	41,117
Unallocated Corporate	-	-	-
	$259,047	$227,771	$201,302
Gross profit (loss):
Utility	$57,984	$49,973	$47,024
Proprietary Table Games	43,429	35,370	32,356
Electronic Table Systems	14,472	14,564	21,580
Electronic Gaming Machines	49,253	42,648	23,010
Unallocated Corporate	-	-	-
	$165,138	$142,555	$123,970
Operating income (loss):
Utility	$49,553	$43,289	$40,233
Proprietary Table Games	33,270	30,986	27,880
Electronic Table Systems	723	2,301	11,802
Electronic Gaming Machines	35,360	30,462	14,690
Unallocated Corporate	(63,387)	(60,720)	(59,263)
	$55,519	$46,318	$35,342
Depreciation and amortization:
Utility	$7,510	$8,312	$7,924
Proprietary Table Games	6,282	5,653	6,390
Electronic Table Systems	6,592	7,000	5,599
Electronic Gaming Machines	1,316	357	144
Unallocated Corporate	3,504	3,813	2,811
	$25,204	$25,135	$22,868
Capital expenditures:
Utility	$5,035	$7,917	$12,426
Proprietary Table Games	4,495	7,749	1,492
Electronic Table Systems	5,624	6,802	8,470
Electronic Gaming Machines	5,455	1,266	-
Unallocated Corporate	5,845	3,210	5,265
	$26,454	$26,944	$27,653
Assets, end of year:
Utility	$96,222	$101,826	$109,549
Proprietary Table Games	58,556	55,639	52,667
Electronic Table Systems	62,783	70,051	71,081
Electronic Gaming Machines	65,311	44,234	37,773
Unallocated Corporate	48,179	41,137	32,890
	$331,051	$312,887	$303,960

REVENUE BY GEOGRAPHIC AREA

Revenues by geographic area are determined based on the location of our customers. For fiscal 2012, 2011 and 2010, sales to customers outside the United States accounted for 56%, 56% and 51% of consolidated revenue, respectively. No individual customer accounted for more than 10% of consolidated revenue.

The following provides financial information concerning our operations by geographic area for the years ended October 31:

	2012		2011		2010
	(In thousands)
Revenue:
United States	$114,662	44.3%	$100,959	44.3%	$98,886	49.1%
Canada	7,888	3.1%	7,733	3.4%	8,032	4.0%
Other Americas	4,514	1.7%	5,384	2.4%	3,443	1.7%
Europe	10,329	4.0%	9,995	4.4%	9,114	4.5%
Australia	91,993	35.5%	81,088	35.6%	61,801	30.7%
Asia	28,133	10.9%	20,413	9.0%	17,930	9.0%
Other	1,528	0.5%	2,199	0.9%	2,096	1.0%
	259,047	100.0%	$227,771	100.0%	$201,302	100.0%
Long-lived assets, end of year:
United States	$36,751	59.9%	$35,776	66.0%	$35,942	73.5%
Other Americas	2,302	3.7%	1,204	2.2%	255	0.5%
Europe	2,535	4.1%	2,956	5.5%	2,954	6.1%
Australia	12,182	19.8%	11,304	20.8%	7,847	16.0%
Asia	7,484	12.2%	2,776	5.1%	1,786	3.7%
Other	191	0.3%	200	0.4%	110	0.2%
	$61,445	100.0%	$54,216	100.0%	$48,894	100.0%

Long-lived assets for fiscal 2012, 2011 and 2010 exclude deferred income taxes, goodwill and other intangible assets.

14. COMMITMENTS AND CONTINGENCIES

Operating leases.  We lease office, production, warehouse and service facilities, office equipment and service vans under operating leases. The facility leases are for periods ranging from one to ten years, including renewal options and include an allocation of real estate taxes and other operating expenses. Total rent expense under operating leases was $3.7 million, $3.2 million and $2.6 million for fiscal 2012, 2011 and 2010, respectively.

Estimated future minimum lease payments under operating leases subsequent to October 31, 2012 are as follows:

October 31,	(In thousands)

2013	$3,175
2014	1,456
2015	941
2016	559
2017	461
Thereafter	18
$6,610

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to four years. Significant contract provisions include annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreement. As of October 31, 2012 and October 31, 2011, minimum aggregate severance benefits totaled $6.5 million and $6.6 million, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  No estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be affected by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery or other material legal proceedings are incomplete; (iii) the proceeding is in its early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) the trier of fact is granted latitude by applicable law to apply judgment.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, gaming licenses, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation after the date of this Form 10-K, except as may be required by applicable law, statute or regulation.

TableMAX – In April 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master  product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  In August 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661) (collectively “TableMAX”), filed a new complaint (the “New Complaint”) making materially the same allegations as in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which was materially the same as the New Complaint, except that the plaintiffs added a claim that Table Master infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  In August 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of Table Master.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and also denied without prejudice our motions for summary judgment. During the discovery process, TableMAX made new allegations that certain of our Vegas Star products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint, which has materially the same allegations as the Second Complaint, except that it alleges that Vegas Star infringes all of the patents in suit.  However, a document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding Vegas Star to only one of TableMAX's patents in suit.

The Court set the Markman hearing for December 2010.  In November 2010, the Court granted our Motion to Stay because of pending reexamination proceedings that were initiated at our request before the United States Patent and Trademark Office (“USPTO”) as to all of the patents in suit.  Additionally, in June 2012, the USPTO granted our petitions to reexamine two of the patents in suit, which patents were previously granted a Reexamination Certificate.  We believe that the final results of the reexamination proceedings will be beneficial to us in future Court proceedings. At present, the case remains stayed.  The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter.

Macau Rapid Baccarat Patent Issue – In June, 2009, customs officials from Macau SAR seized a Rapid Baccarat unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show.  This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement.  In October 2009, the Office of the Public Prosecutor dismissed the investigation based on no patent infringement having been found.  After a series of appeals and procedural developments, the matter has been remanded to a Macau court for proceedings.  These proceedings will likely be started by an Accusation by the Office of the Public Prosecutor which has not yet been formally served on SHFL Asia.  After the Accusation will have been formally served, SHFL Asia will have the opportunity to present the legal and factual arguments as to why any accusation on patent infringement should be found totally without merit.  We believe that we have meritorious defenses and are vigorously defending this matter.

On or about May 4, 2012, Chun along with Natural Noble Limited (“Natural Noble”), which is a company that we believe may be controlled by Chun (collectively, the "Natural Noble Plaintiffs"), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries (i.e. the injunction has been requested and ordered against an entity having the same name as SHFL Asia which actually does not exist) from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of our products displayed at the G2E Asia Gaming Show would allegedly infringe such patents.  After initially agreeing with Macau customs officials’ request to cover our Rapid Table Games Multi Game product, we received court approval to post a bond of approximately $0.1 million to enable our subsidiary SHFL Asia to display the Rapid Table Games Multi Game product at the G2E Asia Gaming Show.  In November 2012, a higher court in Macau agreed to hear our appeal of the injunction, giving us the opportunity, for the first time, to contradict the facts and the arguments proffered by the Natural Noble Plaintiffs in support of the injunction, and to attempt to recover the bond of approximately $0.1 million and prove the lack of merit of the injunction.

On June 4, 2012, the Natural Noble Plaintiffs and LT Game Limited, a company that we believe may be controlled by Chun (collectively, the “LT Game Plaintiffs”), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs’ patents by SHFL Asia and SHFL entertainment, Inc. at the 2012 G2E Asia Gaming Show.  We have submitted our defenses and counterclaims in this matter and are vigorously defending this matter.

In July 2012, LT Game International Ltd., a company that we believe may be controlled by Chun, filed a complaint against SHFL entertainment, Inc. in the United States District Court for the District of Nevada alleging unfair competition and tortious interference with current and prospective business and contractual relations as a result of our alleged disparagement and misrepresentations regarding LT Game International Ltd.’s business, products and services.  The complaint seeks injunctive relief and an unspecified amount of damages, including claims for reasonable attorneys’ fees and disbursements, costs, statutory damages under the Lanham Act, treble damages and profits.  We believe that this complaint is without merit and we are vigorously defending this matter.

On October 5, 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively “Paradise Defendants”), a company that we believe is the ultimate parent company of LT Game Limited and Natural Noble.  This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights, whereby the Paradise Defendants claim that their respective patents cover multi-game terminal betting as a concept or generic invention.  The lawsuit alleges that the Paradise Defendants have made statements of such monopolistic rights, publicly and to SHFL Asia’s customers, to the detriment of SHFL Asia’s business and such statements claim patent protection beyond the legal scope of patent protection in Macau.  The lawsuit further alleges that the Paradise Defendants’ patents are not novel, and thus the Paradise Defendants cannot restrict SHFL Asia and others from selling or using multi-game terminal betting products in Macau.  We believe that we have a meritorious case and are vigorously pursuing this claim.

Wright Matter – On November 7, 2009, Sam Wright was playing a Vegas Star craps machine at the Harrah’s Casino New Orleans.  Mr. Wright played a game that ended in a losing result.  After the game concluded, as a result of a malfunction, a false credit meter value of approximately $42.0 million appeared on the machine.  In April 2010, we received notice that Mr. Wright filed a patron dispute with the Louisiana State Police Gaming Division.  The Louisiana State Police Gaming Division concluded that there was no violation of state law, rule or internal control and Mr. Wright was unsuccessful.

In November 2010, Mr. Wright filed a Petition for Damages (the “Wright Complaint”) with the Civil District Court for the Parish of Orleans, State of Louisiana, naming the Company, Jazz Casino Company, LLC d/b/a Harrah’s New Orleans Casino and Harrah’s New Orleans Management Company (collectively “Harrah’s”) as defendants.  The Petition claimed damages of approximately $43.0 million plus possible treble damages, attorneys’ fees and costs.  In February 2011, all defendants answered the Petition and removed the case to the United States District Court for the Eastern District of Louisiana.   On February 28, 2012, the Company attended a Court ordered settlement conference, at which the Wright Complaint and the Declaratory Relief Complaint (discussed below) were settled between the parties without admission of liability by either the Company or Harrah’s.  Effective May 8, 2012, the Wright Complaint and the Declaratory Relief Complaint were dismissed with prejudice.

Axis Surplus Insurance Company (“Axis”) was the Company’s insurance carrier with respect to the Wright Complaint.  In November 2011, we filed a Complaint for Declaratory Judgment (the “Declaratory Relief Complaint”) in the United States District Court for the Eastern District of Louisiana against Axis seeking, pursuant to our policy, that Axis (a) provide full policy coverage and defense; (b)  pay all legal fees and expenses incurred by us in the defense of the Wright Complaint; and (c)  make all reasonable efforts to protect us from risk of excess judgment.  The Declaratory Relief Complaint was dismissed with prejudice as discussed above.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. We do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our financial position, liquidity or results of operations.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of October 31, 2012 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2012.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. We have evaluated the effectiveness of our internal control over financial reporting as of October 31, 2012. This evaluation was performed using the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of October 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in the “Report of Independent Registered Public Accounting Firm” in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No change occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

•	The information under the caption “Election of Directors” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

•	The information under the caption “Executive Officers” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

•	The information under the caption “Corporate Governance” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

•	The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

•	The information regarding our Code of Conduct appears in our Fiscal 2010 Proxy Statement, under the caption “Corporate Governance—Compliance Committee,” and is incorporated herein by reference.

•
Our Code of Conduct is publicly available on our website at www.shfl.com and is also available in print to any shareholder upon request. Our website address is intended to be an inactive, textual reference only; none of the material on the website is part of this report. We may revise these policies from time to time and will promptly post any revisions on our website. If we grant any waiver from a provision of the Code of Conduct to our principal executive officer, principal accounting officer, principal financial officer or controller, or person performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Independent Director Compensation – Fiscal 2012,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our Fiscal 2012 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services and the Audit Committee’s approval policies and procedures appears in our Fiscal 2012 Proxy Statement under the captions “Independent Registered Public Accounting Firm” and “Report of the Audit Committee” and is incorporated herein by reference.

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

Exhibits
3.1	Articles of Incorporation of the Registrant. as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
3.2	Articles of Amendment to Articles of Incorporation of the Registrant, effective January 14, 2005 (Incorporated by reference to exhibit 3.2 to our Annual Report on Form 10-K, filed January 13, 2005).
3.3
Articles of Correction of Articles of Amendment of Articles of Incorporation of the Registrant, effective March 15, 2005 (Incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K, filed March 18, 2005).

3.4	Amended and Restated Bylaws of the Registrant, effective December 13, 2012 (Incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K, filed December 17, 2012)
3.5
Articles of Amendment of Articles of Incorporation (Changing Name) of the Registrant. as amended September 28, 2012 (Incorporated by reference to exhibit 3.1 in our Current Report on Form 8-K, filed October 2, 2012)

3.6
Articles of Amendment of Articles of Incorporation (Restating Articles of Incorporation) of the Registrant as amended September 28, 2012 (Incorporated by reference to exhibit 3.2 in our Current Report on Form 8-K, filed October 2, 2012)

4.1
Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and the Registrant on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

10.1†	The Registrant 2002 Stock Option Plan (Incorporated by reference to Exhibit B in our Proxy Statement dated February 11, 2002).
10.2†	Amendment to the Registrant 2002 Stock Option Plan (Incorporated by reference to exhibit 10.33 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002).
10.3†	The Registrant Restated Outside Directors’ Option Plan dated January 24, 2002 (Incorporated by reference to exhibit 10.32 in our Annual Report on Form 10-K for the year ended October 31, 2001).
10.4†	Form of Indemnification Agreement (Incorporated by reference to exhibit 10.26 in our Current Report on Form 8-K, filed November 13, 2008).
10.5†
The Registrant 2004 Equity Incentive Plan For Non-Employee Directors (As Amended and Restated on December 31, 2008) (Incorporated by reference to exhibit 10.2 in our Current Report on Form 8-K, filed January 7, 2009).

10.6†	The Registrant 2004 Equity Incentive Plan (as Amended and Restated on January 28, 2009) (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed June 9, 2009).
10.7†	Second Amendment to Employment Agreement, by and between the Registrant and Linster W. Fox (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed November 5, 2012).
10.8†	Employment Agreement, by and between the Registrant and Roger Snow (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-Q, filed September 8, 2010).
10.9
Share Sale and Transfer Agreement, dated as of March 5, 2012, by and between bwin.party services (Austria) GMBH and Shuffle Master International, Inc. (Incorporated by reference to exhibit 10.1 of our Quarterly Report on Form 10-Q, filed June 4, 2012).

10.10
Deed of Mutual Termination dated June 25, 2012 by and among SHFL Holdings (Gibraltar) Limited, Shuffle Master International, Inc., the Registrant, bwin.party services (Austria) GMBH and bwin.party digital entertainment plc. (Incorporated by reference to exhibit 10.2 of our Quarterly Report on Form 10-Q, filed September 10, 2012).

10.11
Amendment No. 1 to Credit Agreement dated May 31, 2012 by and among the Registrant, Wells Fargo Bank, National Association and the lenders on the signature page thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 6, 2012).

10.12†
First Amendment to Employment agreement by and between the Registrant and Michael Gavin Isaacs dated December 14, 2012 (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 17, 2012).

10.13†	Employment Agreement by and between the Registrant and Kathryn S. Lever dated May 2, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2011)
10.14†	Employment Agreement by and between the Registrant and Louis Castle dated September 30, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 6, 2011)

21	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

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

SHFL ENTERTAINMENT, INC.

Dated: December 21, 2012	By:	/s/ MICHAEL GAVIN ISAACS
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL GAVIN ISAACS	Chief Executive Officer (Principal Executive Officer)	December 21, 2012
Michael Gavin Isaacs

/s/ LINSTER W. FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2012
Linster W. Fox

/s/ GARRY W. SAUNDERS	Chairman of the Board of Directors	December 21, 2012
Garry W. Saunders

/s/ JOHN R. BAILEY	Director	December 21, 2012
John R. Bailey

/s/ EILEEN F. RANEY	Director	December 21, 2012
Eileen F. Raney

/s/ A. RANDALL THOMAN	Director	December 21, 2012
A. Randall Thoman

/s/ DANIEL M. WADE	Director	December 21, 2012
Daniel M. Wade