Form 10-Q
period 2013-01-31
SHFL entertainment Inc.
filed 2013-03-04
CIK 718789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
OR
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

As of February 28, 2013, there were 56,285,931 shares of our $.01 par value common stock outstanding.

SHFL ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JANAURY 31, 2013

PART I

ITEM 1.  FINANCIAL STATEMENTS
SHFL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Revenue:
Product leases and royalties	$29,352	$25,953
Product sales and service	29,432	30,100
Total revenue	58,784	56,053
Costs and expenses:
Cost of leases and royalties	9,872	8,951
Cost of sales and service	11,040	11,281
Gross profit	37,872	35,821
Selling, general and administrative	20,046	17,180
Research and development	8,247	7,527
Total costs and expenses	49,205	44,939

Income from operations	9,579	11,114

Other income (expense):
Interest income	154	139
Interest expense	(224)	(477)
Other, net	(45)	175
Total other income (expense)	(115)	(163)
Income from operations before tax	9,464	10,951
Income tax provision	2,400	3,302
Net income	$7,064	$7,649

Basic earnings per share:	$0.12	$0.14
Diluted earnings per share:	$0.12	$0.14

Weighted average shares outstanding:
Basic	56,680	55,064
Diluted	57,361	55,653

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended January 31,
	2013	2012

Net income	$7,064	$7,649
Currency translation adjustment	3,094	(5,563)
Total comprehensive income	$10,158	$2,086

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	January 31, 2013	October 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$34,185	$24,160
Accounts receivable, net of allowance for bad debts of $462 and $491	36,349	45,708
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $9 and $8	9,333	9,287
Inventories	25,438	21,906
Prepaid income taxes	6,343	4,053
Deferred income taxes	4,883	4,622
Other current assets	7,227	6,901
Total current assets	123,758	116,637
Investment in sales-type leases and notes receivable, net of current portion	5,824	6,310
Products leased and held for lease, net	33,241	34,639
Property and equipment, net	17,878	17,417
Intangible assets, net	61,093	62,836
Goodwill	86,755	84,950
Deferred income taxes	3,735	5,183
Other assets	3,042	3,079
Total assets	$335,326	$331,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,836	$6,702
Accrued liabilities and other current liabilities	15,647	22,402
Deferred income taxes	16	16
Customer deposits	3,444	3,383
Income tax payable	3,956	4,179
Deferred revenue	4,793	4,799
Total current liabilities	33,692	41,481
Long-term debt	1,301	1,303
Other long-term liabilities	2,099	2,004
Deferred income taxes	1,778	1,493
Total liabilities	38,870	46,281
Commitments and contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 56,199 and 55,973 shares issued and outstanding	562	560
Additional paid-in capital	137,284	135,758
Retained earnings	126,508	119,444
Accumulated other comprehensive income	32,102	29,008
Total shareholders' equity	296,456	284,770
Total liabilities and shareholders' equity	$335,326	$331,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended, January 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$7,064	$7,649
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,888	6,017
Amortization of debt issuance costs and debt discount	119	119
Share-based compensation	1,409	932
Provision for bad debts	(13)	92
Write-down for inventory obsolescence	17	374
Loss from disposal of assets	81	33
Loss (profit) on sale of leased assets	(560)	99
Excess tax benefit from stock option exercises	(321)	(331)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	10,145	7,158
Inventories	(3,281)	(1,194)
Accounts payable and accrued liabilities	(7,071)	(6,156)
Customer deposits and deferred revenue	87	977
Income taxes	(23)	1,598
Deferred income taxes	1,202	671
Prepaid income taxes	(2,289)	(812)
Other	(243)	(783)
Net cash provided by operating activities	13,211	16,443

Cash flows from investing activities:
Proceeds from sale of leased assets	1,153	41
Payments for products leased and held for lease	(2,845)	(3,850)
Purchases of property and equipment	(1,427)	(882)
Purchases of intangible assets	(48)	(4,030)
Acquisition of business	-	(5,500)
Other	(240)	(218)
Net cash used by investing activities	(3,407)	(14,439)

Cash flows from financing activities:
Proceeds from Revolver	2,000	6,000
Debt payments on Revolver	(2,000)	(7,000)
Proceeds from issuance of common stock, net	529	2,418
Excess tax benefit from stock option exercises	321	331
Other	(14)	(15)
Net cash provided by financing activities	836	1,734
Effect of exchange rate changes on cash	(615)	911
Net increase (decrease) in cash and cash equivalents	10,025	4,649
Cash and cash equivalents, beginning of year	24,160	22,189
Cash and cash equivalents, end of period	$34,185	$26,838

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1. DESCRIPTION OF BUSINESS AND INTERIM BASIS OF PRESENTATION

Description of business.  Unless the context indicates otherwise, references to “SHFL entertainment, Inc.,” “we,” “us,” “our,” or the “Company,” include SHFL entertainment, Inc. and its consolidated subsidiaries.

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in five distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live table games, side bets and progressives; Electronic Table Systems (“ETS”), which include various e-Table game platforms; Electronic Gaming Machines (“EGM”), which includes video slot machines; and our newly introduced iGaming segment, which include online versions of our specialty table games offered in a free-to-play format and for real money gambling in regulated online markets.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month fixed fee contract or to a lesser extent, we enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.  When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in regulated markets.

Utility. Our Utility segment develops products for licensed casino operators that enhance table game speed, productivity, profitability and security. Utility products include various models of automatic card shufflers to suit specific games, as well as deck checkers and roulette chip sorters. This segment also includes our i-Shoe Auto card reading shoe that gathers data and enables casinos to track table game play and our i-Score baccarat viewer that displays current game results and trends. These products are intended to cost-effectively provide licensed casino operators and other users with data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

Proprietary Table Games. Our PTG segment consists of proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our internally developed and acquired proprietary table games, side bets, add-ons and progressives.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms such as Table Master, Vegas Star and i-Table.

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

Electronic Gaming Machines.  Our EGM segment develops and delivers our video slot machines into markets including Australia, New Zealand, Asia, Mexico, parts of South America, and most recently, select markets in the United States.  We offer a selection of video slot titles developed as stand-alone units or as linked progressive machines. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games that operate on the current PC4 operating platform. Popular titles for our EGMs include Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Mahajanga.  In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc.  In late fiscal 2012, we released a range of games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s13.

iGaming.  Our iGaming segment delivers online versions of our specialty table games via our proprietary content delivery platform to online operators.  Utilizing cloud-based technology, our platform is designed to deliver our games across multiple channels such as the web, social networks, tablets and smart phones both in free-to-play environments and for real money gambling in regulated online markets.  We also license our content to certified online operators and protect the integrity of our valuable brands by pursuing online operators that infringe upon our intellectual property.  Our iGaming segment primarily offers products to our customers through business-to-business (“B2B”) lease, license and participation arrangements.  We are continuing to invest in this segment – namely, by expanding our team – to capitalize on the various existing and potential online markets.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of SHFL entertainment, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on December 21, 2012.  The results of operations for the three months ended January 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Product sales and service revenue — We generate sales revenue through the sale of equipment in each product segment, including sales revenue from sales-type leases and the sale of lifetime licenses for our proprietary table games. Our credit sales terms are primarily 30 to 90 days.  Financing for intangible property and sales-type leases for tangible property have payment terms ranging generally from 24 to 36 months and are usually interest-bearing at market interest rates. Revenue from the sale of equipment is recorded in accordance with the contractual shipping terms. Products placed with customers on a trial basis are not recognized as revenue until the trial period ends, the customer accepts the product and all other relevant criteria have been met. If a customer purchases existing leased equipment, revenue is recorded on the effective date of the purchase agreement. Revenue on service and warranty contracts is recognized as the services are provided over the term of the contracts. Revenue from the sale of lifetime licenses or settlements with online operators, under which we have no continuing obligation, is recorded on the effective date of the license or settlement agreement.

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

Recently issued accounting standards or updates – adopted

In the current quarter, we adopted Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) which requires other comprehensive income to be presented with net income in one continuous statement or in a separate statement consecutively following net income. We adopted ASU No. 2011-05 as of November 1, 2012 and chose to present comprehensive income in a separate Condensed Consolidated Statements of Comprehensive Income.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	January 31, 2013	October 31, 2012
	(In thousands)
Inventories:
Raw materials and component parts	$12,160	$11,309
Work-in-process	4,180	3,478
Finished goods	9,098	7,119
Total	$25,438	$21,906

	January 31, 2013	October 31, 2012
	(In thousands)
Other current assets:
Prepaid expenses	$4,230	$3,772
Other receivables	1,595	1,707
Other	1,402	1,422
Total	$7,227	$6,901

	January 31, 2013	October 31, 2012
	(In thousands)
Products leased and held for lease:
Utility	$52,568	$51,269
Less: accumulated depreciation	(36,828)	(35,371)
Utility, net	15,740	15,898

Proprietary Table Games	9,143	9,004
Less: accumulated depreciation	(4,716)	(4,429)
Proprietary Table Games, net	4,427	4,575

Electronic Table Systems	27,798	28,122
Less: accumulated depreciation	(16,837)	(15,988)
Electronic Table Systems, net	10,961	12,134

Electronic Gaming Machines	3,174	2,876
Less: accumulated depreciation	(1,061)	(844)
Electronic Gaming Machines, net	2,113	2,032

Total, net	$33,241	$34,639

	January 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued compensation	$9,800	$15,158
Accrued taxes	1,132	2,743
Other accrued liabilities	4,715	4,501
Total	$15,647	$22,402

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up.  Amortization expense was $2.1 million and $2.2 million for the three months ended January 31, 2013 and 2012, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average Useful Life (in years)	January 31, 2013	October 31, 2012
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10	$68,358	$67,174
Less: accumulated amortization		(55,034)	(53,182)
		13,324	13,992
Customer relationships	10	26,768	26,623
Less: accumulated amortization		(15,968)	(15,197)
		10,800	11,426
Licenses and other	6	22,958	22,935
Less: accumulated amortization		(10,687)	(10,024)
		12,271	12,911
Total		$36,395	$38,329

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $24.7 million and $24.5 million as of January 31, 2013 and October 31, 2012, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of January 31, 2013, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$48,818	$10,253	$35,328	$13,130	$107,529
Accumulated impairments	-	-	(22,137)	-	$(22,137)
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(3,468)	-	(466)	(463)	$(4,397)
Acquisition	-	3,000	-	-	3,000
Other	-	955	-	-	955
Balance as of October 31, 2012	$45,350	$14,208	$12,725	$12,667	$84,950

Foreign currency translation adjustment	1,400	-	83	82	$1,565
Other	-	240	-	-	240
Balance as of January 31, 2013	$46,750	$14,448	$12,808	$12,749	$86,755

The $0.2 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million.  The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill.  As of January 31, 2013, we have paid approximately $11.7 million of the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	January 31, 2013	October 31, 2012
	(In thousands)
Revolver	$-	$-
Other long term debt	1,301	1,303
Total long-term debt	$1,301	$1,303

$200.0 million senior secured revolving credit facility. On October 29, 2010, we entered into a senior secured credit agreement (the “Senior Secured Revolving Credit Facility”) with Wells Fargo Securities, LLC and Banc of America Securities LLC as joint lead arrangers and joint lead bookrunners, Bank of America, N.A. as syndication agent and Union Bank, N.A. as documentation agent. The Senior Secured Revolving Credit Facility provides for senior secured credit facilities in an aggregate principal amount of $200.0 million consisting of a 5-year revolving credit facility (the “Revolver”) in an aggregate principal amount of $200.0 million with a sub-facility for letters of credit of $25.0 million, a sub-facility for multicurrency borrowings in Euros, Australian dollars and Canadian dollars of $25.0 million, and a sub-facility for swing line loans of $20.0 million, each on customary terms and conditions. The Senior Secured Revolving Credit Facility includes an option to increase the Revolver to $300.0 million, which would require syndication approval.

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

As of January 31, 2013, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after October 29, 2015.

On May 31, 2012, the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of January 31, 2013, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.02 to 1.0, 0.0 to 1.0 and 104.40 to 1.0, respectively.

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

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of January 31, 2013, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased.  No shares were repurchased during the three months ended January 31, 2013.   Although we generally prioritize bank debt reduction and direct investment in our business over share repurchases we may consider share repurchases when there are anomalies in the value created by, but not limited to, market conditions.

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

As of January 31, 2013, under the Amended 2004 Plan and 2004 Directors’ Plan, there were 0.6 million and 0.2 million shares available for grant, respectively.  In December 2012 our board of directors adopted the 2012 Stock Incentive Plan (the “2012 Plan”), which is subject to and effective upon shareholder approval at the meeting of shareholders to be held on March 14, 2013.  Assuming shareholders approve the 2012 Plan, the 2012 Plan will be effective as of March 14, 2013 and the Amended 2004 Plan and the 2004 Directors’ Plan will terminate on that date (except with respect to awards previously granted under the Amended 2004 Plan and the 2004 Directors’ Plan that remain outstanding).  The 2012 Plan will serve as the successor to our plans described above and includes 6.7 million new awards available for grant as well as the shares available for grant or subject to outstanding awards under the Amended 2004 Plan and the 2004 Directors’ Plan.

The 2012 Plan includes a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents.  Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant.  Each share issued in connection with an award granted on or after the effective date other than stock options and stock appreciation rights will be counted against the 2012 Plan's share reserve as 1.67 shares for every one share issued in connection with such award (and shall be counted as 1.67 shares for each one share that is returned or deemed not to have been issued from the 2012 Plan). Any shares covered by an award which is forfeited, canceled or expires shall be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued under the 2012 Plan.

A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2012	3,010	$14.68
Granted	522	13.13
Exercised	(87)	6.13
Forfeited	(5)	15.09
Expired	(329)	26.21

Outstanding at January 31, 2013	3,111	$13.44	6.3	$11,922

Fully vested and expected to vest at Janaury 31, 2013	3,051	$13.46	6.2	$11,794

Exercisable at January 31, 2013	1,935	$14.45	4.6	$8,385

For the three months ended January 31, 2013 and 2012, we issued 0.5 and 0.4 million stock options, respectively, with an aggregate fair market value of $3.4 million and $2.7 million, respectively. For the three months ended January 31, 2013, 0.1 million stock options were exercised, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of January 31, 2013, there was approximately $6.6 million of unamortized compensation expense related to stock options, which expense is expected to be recognized over a weighted-average period of 2.0 years.

A summary of activity related to restricted stock is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Nonvested at November 1, 2012	652	$11.79
Granted	304	13.13
Vested	(176)	11.20
Forfeited	-	-

Nonvested at January 31, 2013	780	$12.45	1.9	$11,545

Expected to vest	742	$12.44	1.8	$10,977

The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period. As of January 31, 2013, there was approximately $8.7 million of unamortized compensation expense related to restricted stock, which expense is expected to be recognized over a weighted-average period of 2.0 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended January 31,
	2013	2012
	(In thousands)
Compensation costs:
Stock options	$564	$491
Restricted stock	845	441
Total compensation cost	$1,409	$932
Related tax benefit	$(494)	$(324)

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. Expected volatility is based on the historical volatility of our common stock. Expected term represents the estimated weighted-average time between grant date and its exercise date and is based on historical factors. Expected dividend yield is based on our expectation that dividends will not be paid within the average expected life of existing options. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

Three Months Ended January 31, 2013
Option valuation assumptions:
Expected dividend yield	None
Expected volatility	63.1%
Risk-free interest rate	0.6%
Expected term (in years)	4.4

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three months ended January 31, 2013 and 2012 was 25.4% and 30.1%, respectively. The lower current effective income tax rate is primarily attributable to the mix of forecasted domestic and foreign income for the year. The current quarter effective tax rate also includes a discrete tax benefit recorded for the reinstatement of the U.S. Federal R&D Tax Credit as a result of the American Taxpayer Relief Act, enacted on January 2, 2013. Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions, as well as accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended January 31,
	2013	2012

Net income available to common shares	$7,064	$7,649

Basic
Weighted average shares	56,680	55,064

Diluted
Weighted average shares, basic	56,680	55,064
Dilutive effect of options	681	589
Weighted average shares, diluted	57,361	55,653

Basic earnings per share	$0.12	$0.14
Diluted earnings per share	$0.12	$0.14
Weighted average anti-dilutive shares excluded from diluted EPS	1,586	2,946

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  As of January 31, 2013 our investment in sales-type leases and notes receivable had an approximate 5.5% effective interest rate and an approximate 2 year average maturity.

As of January 31, 2013 and October 31, 2012, there were no amounts drawn under our Revolver.

10. OPERATING SEGMENTS

The iGaming segment results have historically not met and currently do not meet the quantitative thresholds that require separate segment reporting and iGaming was aggregated with the PTG segment results in the prior year.  For increased transparency, in the current period iGaming has been separately reported and the prior period segment data has been reclassified to conform to the current period presentation. The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended January 31,
	2013	2012
	(dollars in thousands)
Revenue:
Utility	$25,284	$19,616
Proprietary Table Games	12,828	11,425
Electronic Table Systems	7,105	8,264
Electronic Gaming Machines	13,317	14,498
iGaming	250	2,250
	$58,784	$56,053
Gross profit:
Utility	$16,057	$11,183
Proprietary Table Games	10,505	9,292
Electronic Table Systems	2,970	4,129
Electronic Gaming Machines	8,093	8,967
iGaming	247	2,250
	$37,872	$35,821
Operating income (loss):
Utility	$13,692	$9,450
Proprietary Table Games	8,453	8,446
Electronic Table Systems	74	717
Electronic Gaming Machines	4,401	5,853
iGaming	(1,160)	1,459
Unallocated Corporate	(15,881)	(14,811)
	$9,579	$11,114
Depreciation and amortization:
Utility	$1,867	$1,776
Proprietary Table Games	1,916	1,253
Electronic Table Systems	1,860	1,657
Electronic Gaming Machines	287	198
iGaming	33	-
Unallocated Corporate	925	1,133
	$6,888	$6,017
Capital expenditures:
Utility	$1,683	$1,220
Proprietary Table Games	387	1,085
Electronic Table Systems	599	1,720
Electronic Gaming Machines	227	4,258
iGaming	649	455
Unallocated Corporate	775	24
	$4,320	$8,762

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended January 31,
	2013		2012
	(In thousands)
Revenue:
United States	$29,212	49.7%	$26,184	46.7%
Canada	1,753	3.0%	1,518	2.7%
Other Americas	1,428	2.4%	1,053	1.9%
Europe	2,472	4.2%	1,587	2.8%
Australia	15,213	25.9%	18,694	33.4%
Asia	8,390	14.3%	6,649	11.9%
Other	316	0.5%	368	0.6%
	$58,784	100.0%	$56,053	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee payments as specified in their individual employment agreement. As of January 31, 2013 and October 31, 2012, minimum aggregate severance benefits totaled $6.7 million and $6.5 million, respectively.

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

Macau Rapid Baccarat Patent Issue – In June 2009, customs officials from Macau SAR seized a Rapid Baccarat unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show.  This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement.  In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments.  Chun has appealed to the Investigation Judge and the proceedings were dismissed by the Investigation Judge. From this decision Chun has appealed to the Second Instance Court. The matter has been remanded from the Macau Second Instance Court to the Investigation Court “Tribunal de Instrução Criminal” for further proceedings.   On January 10, 2013, the Investigation Court formally served accusation on SHFL Asia.  According to the public records, in February 2013, the Trial Hearing was scheduled for April 18, 2013.    We believe that we have meritorious defenses and are vigorously defending this matter.

On or about May 4, 2012, Chun along with Natural Noble Limited (“Natural Noble”), which is a company that we believe may be controlled by Chun (collectively, the "Natural Noble Plaintiffs"), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries.  The injunction was requested and ordered against an Australian entity allegedly named   Shuffle Master Asia Limited, which entity does not exist, rather than our subsidiary SHFL Asia.  The injunction sought to prevent us from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of our products displayed at the G2E Asia Gaming Show would allegedly infringe such patents.  After initially agreeing with Macau customs officials’ request to cover our Rapid Table Games Multi Game product, we received court approval to post a bond of approximately $0.1 million to enable our subsidiary SHFL Asia to display the Rapid Table Games Multi Game product at the G2E Asia Gaming Show.  In November 2012, a higher court in Macau agreed to hear our appeal of the injunction, giving us the opportunity, for the first time, to contradict the facts and the arguments proffered by the Natural Noble Plaintiffs in support of the injunction, and to attempt to recover the bond of approximately $0.1 million and prove the lack of merit of the injunction. On February 20, 2013, the arguments of appeal have been submitted to the Macau Second Instance Court.

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

•	Increasing our Proprietary Table Games (“PTG”) content through development or acquisitions of new proprietary titles;

•	Expectations of increases in gross margins and revenues from leasing of certain products;

•	The growth opportunities and revenue potential from our i-Table, i-Table Roulette and MD3 shuffler products;

•	The benefits of our products;

•	Continued volatility in sales revenue from our Utility segment;

•	Expected sources of revenue in the Utility segment;

•	Expectations of revenue in the current year from online products;

•	Expectations that Electronic Gaming Machine (“EGM”) revenues will continue to come from sales of EGMs in Australia, Asia and other markets;

•	Expectations regarding revenue and placement increases in our EGM segment through the use of long term financing arrangements;

•	Expected growth of certain markets or our business in certain markets, including Asia, United States, Canada and Latin America;

•
Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service and other liquidity requirements of existing operations for at least the next twelve months;

•	Expectations for online gaming to represent an opportunity for continued growth;

•	Expectations with respect to outstanding litigation; and

•	Expectations with respect to foreign currency exchange rate fluctuation risk.

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

In addition, refer to the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the Securities and Exchange Commission on December 21, 2012, and as incorporated by reference in Part II, Item 1A of this 10-Q, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

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

Overview

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in five distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live table games, side bets and progressives; Electronic Table Systems (“ETS”), which include various e-Table game platforms; Electronic Gaming Machines (“EGM”), which include video slot machines; and our newly introduced iGaming segment, which include online versions of our specialty table games offered in a free-to-play format and for real money gambling in regulated online markets.  Each segment's activities includes the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

We lease, license and sell our products. When we lease or license our products, we generally negotiate a month-to-month fixed fee contract or to a lesser extent, we enter into participation arrangements whereby casinos pay a fee to us based on a percentage of net win.  When we sell our products, we offer our customers a choice between a sale, a longer-term sales-type lease or other long-term financing. We offer our products worldwide in regulated markets.

See Note 1 to our Condensed Consolidated Financial Statements for a more detailed discussion of our five segments.

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

o	continued examination of strategic acquisitions. We are seeking opportunities that are accretive to earnings, have strong existing recurring revenues and merit our efforts of integration; and
o	use of our financial resources to improve our return to shareholders through continued deleveraging and evaluation of stock repurchases and/or dividends.
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

Currently, the majority of Utility segment revenue is derived from our automatic card shufflers. In addition to leasing shufflers, we also sell and service them. In the PTG segment, the majority of games placed are licensed to our customers on month-to-month license arrangements, which provides us with monthly royalty revenue. In the ETS segment, we derive revenue from fixed fee leases, participation arrangements, sales and service contracts. In the EGM segment, we derive revenue from selling the full EGM complement, as well as sales of game conversion kits, and to a lesser extent, participation and lease arrangements.  The majority of our iGaming revenue has historically been related to licensing and settlement agreements with online operators.  We plan to generate revenue in the current year from our suite of online products, which feature online versions of our specialty table games delivered via our proprietary content delivery platform to online operators.  We anticipate revenue from real money gambling in regulated online markets, as well as free-to-play environments.  We will continue to protect our intellectual property and pursue settlements where applicable.

The following points should be noted as they relate to each of our segments:

Utility

•
We expect to continue  to emphasize lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the MD3 shuffler upgrade initiative. We expect the next revenue driver to be our new Deck Mate 2.  The MD3 shuffler is our next generation upgrade for the legacy MD series shufflers. As the MD1 shuffler reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 and MD2 shufflers, both leased and previously sold, with the MD3 shuffler. Our objective is that, over time, the majority of these placements will be leases.

•
We expect to continue seeing volatility in sales revenue in our Utility segment.  Factors that can impact sales include new openings, whereby certain operators may opt to allocate equipment expenses into initial capital budgets and thus purchase products outright.  Additionally, sales may be positively impacted as the overall health of our customers improve and capital becomes more readily available.  While we encourage leasing outside the United States, a large majority of our international Utility product placements historically have been sales.  We are starting to see increased lease activity in international markets such as Asia and Latin America. Growth drivers for the Utility segment outside the United States are new jurisdictional openings, the expansion of existing markets, and growing demand for greater security and sophistication in existing casinos.

Proprietary Table Games

•
The majority of our PTG segment revenue is derived from royalties and leases.  While we have a strong leasing presence in the United States, we are constantly looking to expand our proprietary table games in other parts of the world where the current penetration of proprietary table games is lower.  With global gaming expansion and the growing acceptance of specialty table games, we have recently seen some successes with new lease placements of our premium table games as well as progressives and side bets.

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

Electronic Table Systems

•
Although we continually pursue opportunities to increase lease revenues in our ETS segment, the nature of the gaming landscape has gradually evolved whereby there are fewer racinos and electronic-only markets and more live gaming markets.  As a result, we have seen some of our leased ETS products removed from those electronic-only markets as some states have approved live table games.  While this has caused some setbacks in the growth of our domestic ETS business, we have been able to return some of these products to service in other markets such as Latin America and even position these products as low-denomination, labor-free alternatives to live tables in live markets.  However, the live market placements typically do not perform to the same revenue and profitability levels as units in electronic-only markets.  Although placements in Asia and Australia are typically sales, there are opportunities for our ETS suite of products in both markets, serving as upgrades to older equipment and due to strong player acceptance of ETS in those regions.

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

o
We are developing our next generation Table Master product that shares a common modular terminal with Vegas Star and Rapid Table Games.  Upon approval of release of this product, we expect it to drive growth in domestic as well as international markets.

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

•
We expect that EGM revenue and placements in fiscal 2013 will continue above fiscal 2012 levels primarily driven by new game content and enhancements, continued momentum in emerging markets, and global market expansion. We also expect revenue and placements to increase through the continued use of long-term financing arrangements.

•
A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

•	We also expect global growth in markets such as Asia, Latin America and the United States. In the prior fiscal year, we grew our footprint in Mexico, Latin America, the Philippines and Macau.

iGaming

•
Because of the strength of our brand portfolio and our technological expertise, we believe that online gaming has significant growth potential for our business, particularly in current regulated online markets, like Europe, and potential new ones, such as the United States.  As the regulatory environment of the U.S. market potentially evolves, either on a federal or state-by-state level, we are positioning ourselves to capitalize on opportunities to supply online operators with a variety of content, similar to our land-based strategy.

•	We continue to invest in our iGaming infrastructure and will continue to expand our team in order to best capitalize on the various existing and potential online opportunities.

•
We plan to generate revenue in the current year from our suite of online products, which feature online versions of our specialty table games delivered via our proprietary content delivery platform to online operators.  We anticipate revenue from real money gambling in regulated online markets, as well as free-to-play environments.

•	We have successfully sought enforcement and remedies against parties that infringed our intellectual property and will continue to protect and pursue settlements where applicable.

Expenses

Cost of sales and service and cost of leases and royalties primarily include the cost of products sold, depreciation of leased assets, amortization of product-related intangible assets, service, manufacturing overhead, shipping and installation.  Operating expenses allocated to segments include other costs directly identified with each segment, such as product specific R&D, product approval costs, product-related litigation expenses, product management, sales commissions and other directly-allocable sales expenses.  We continue to expend significant efforts on the development of our next generation products and product enhancements in each segment, which includes development of our online content delivery platform, online versions of our table games, social gaming and mobile applications.  Efforts related to product licensing, product specific litigation and enforcement as well as entity infrastructure and licensing are also included in operating expenses allocated to segments.

The amounts reported as unallocated corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses and other amounts for which allocation to specific segments is not practicable.

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

In general, lease gross margin is greater than the sales gross margin for the same products. However, total gross profit from leasing is lower in a given reporting period than those of a sale due to the much higher price of a sale versus a lease.  For example, in our PTG segment, premium table games warrant a higher average lease price than a PTG add-on such as a felt side-bet or a progressive. For Utility products, when a new shuffler is introduced into the market, we use introductory lease pricing. After the introductory pricing period expires, the price generally increases to the monthly “list” lease price, which we believe will increase future revenues because most customers keep the products beyond the introductory pricing period. Accordingly, we anticipate that lease gross margins in our Utility and PTG segments will continue to increase as we continue to grow our lease base.

We occasionally record inventory adjustments related to obsolescence or declines in the net realizable value of some products.  While those adjustments occur in the normal course of business, it can cause negative pressure on our margins. We also occasionally dispose of leased assets that are no longer in service and are no longer usable.  As products approach the end of their anticipated life-cycle we assess the remaining useful life of the leased asset base and adjust the remaining depreciation period accordingly.

In addition to the lease versus sale strategy, we expect to see continual improvement in our gross margins through value engineering to reduce manufacturing costs. Our focus is currently on savings attributable to component parts, product redesign and lower cost manufacturing opportunities within each of our segments.

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2013		2012
	(In thousands)
Revenue:
Utility	$25,284	43.0%	$19,616	35.0%
Proprietary Table Games	12,828	21.8%	11,425	20.4%
Electronic Table Systems	7,105	12.1%	8,264	14.7%
Electronic Gaming Machines	13,317	22.7%	14,498	25.9%
iGaming	250	0.4%	2,250	4.0%

Total revenue	58,784	100.0%	56,053	100.0%
Cost of revenue	20,912	35.6%	20,232	36.1%

Gross profit	37,872	64.4%	35,821	63.9%
Selling, general and administrative	20,046	34.1%	17,180	30.6%
Research and development	8,247	14.0%	7,527	13.5%

Income from operations	9,579	16.3%	11,114	19.8%
Other income (expense):
Interest income	154	0.3%	139	0.2%
Interest expense	(224)	(0.4%)	(477)	(0.9%)
Other, net	(45)	(0.1%)	175	0.4%
Total other income (expense)	(115)	(0.2%)	(163)	(0.3%)

Income from operations before tax	9,464	16.1%	10,951	19.5%
Income tax provision	2,400	4.1%	3,302	5.9%
Net income	$7,064	12.0%	$7,649	13.6%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended January 31,		Percentage
	2013	2012	Change
Revenue:
Leases and royalties	$29,352	$25,953	13.1%
Sales and service	29,432	30,100	(2.2%)
Total	$58,784	$56,053	4.9%

Cost of revenue:
Leases and royalties	$9,872	$8,951	10.3%
Sales and service	11,040	11,281	(2.1%)
Total	$20,912	$20,232	3.4%

Gross profit:
Leases and royalties	$19,480	$17,002	14.6%
Sales and service	18,392	18,819	(2.3%)
Total	$37,872	$35,821	5.7%

Gross margin:
Leases and royalties	66.4%	65.5%
Sales and service	62.5%	62.5%
Total	64.4%	63.9%

Three months ended January 31, 2013 compared to three months ended January 31, 2012

Revenue

Our revenue for the three months ended January 31, 2013 increased $2.7 million over the same prior year period, primarily due to the following:

•	Increase of $3.4 million in our leases and royalties revenue:
o	Increase most notably in our PTG segment driven by a 13.8% increase in units on lease;
o	Increase in ETS lease revenue primarily driven by higher average lease prices most notably from seats on lease in electronic-only markets such as Maryland; and
o	Increase in Utility primarily related to an increase in shufflers on lease.

•	Offset by a decrease of $0.7 million sales and service revenue:
o	Decrease in ETS primarily driven by a decrease in the number of seats sold;
o	iGaming revenues also decreased from less settlement and licensing revenues in the current quarter;
o	Decrease in EGM primarily driven by a decrease in the number of seats sold; and
o	Offset by an increase in Utility primarily driven by an increase in the number of shufflers sold.

Gross margin

Our gross margin for the three months ended January 31, 2013 increased 50 basis points (“bps”) to 64.4% as compared to the same prior year period, reflecting the following:

•	Increased segment margin performance in the Utility segment primarily driven by an increase in the number of shufflers sold in the current quarter;

•
Partially offset by decreased margins in ETS which were unfavorably impacted by decreased sales revenue and increased depreciation on the Table Master seats on lease and available for lease.  As we prepare to launch a new generation Table Master product we have shortened the estimated economic life of those seats on lease and available for lease; and

•	Further offset by changes in product mix most notably from a $2.0 million decrease in settlement fees from online operators with little associated direct costs.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended January 31,		Percentage
	2013	2012	Change
	(In thousands)

Selling, general and administrative	$20,046	$17,180	16.7%
Percentage of revenue	34.1%	30.6%

Research and development	$8,247	$7,527	9.6%
Percentage of revenue	14.0%	13.5%

Total operating expenses	$28,293	$24,707	14.5%
Percentage of revenue	48.1%	44.1%

Three months ended January 31, 2013 compared to three months ended January 31, 2012

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $2.9 million for the three months ended January 31, 2013, as compared to the same prior year period. This increase primarily reflects the following:

•	Litigation and legal expense:
o	Increase of approximately $0.8 million in legal personnel and litigation costs related to increased efforts to protect and defend the Company's valuable intellectual property.

•	Compensation and related expenses:
o
Increase of approximately $0.7 million in payroll and related expenses driven by sales and profit related compensation expenses as a result of increased revenue during the current quarter and, to a lesser extent, due to expanding product management to support new products.

•	iGaming:
o	Increase of approximately $0.6 million in costs associated with our newly introduced iGaming segment.

Research & development (“R&D”) expenses:

R&D expenses increased $0.7 million for three months ended January 31, 2013 as compared to the same prior year period. The following projects have been the focus of our R&D efforts during the three months ended January 31, 2013:

•	EGM:
o
R&D efforts were spent on developing additional new EGM titles for the Equinox cabinet and to support ongoing business growth in Australia and geographic expansion into Asia, Latin America and the United States.

•	ETS:
o
Expenses primarily related to the development of updated ETS products including the next generation of the Table Master, and the multigame and concurrent gaming enhancements to the Rapid Table Games and Vegas Star products as well as ongoing development of i-Table and i-Table Roulette.

•	Utility:
o	Expenses primarily related to development of next generation Utility products such as the DeckMate2 and Chipstar, as well as ongoing development of our existing Utility products.

•	PTG:
o	Ongoing enhancements to the successful progressive offering on our table game titles including the development of our Nexus Command Hardware; and

•	iGaming:
o	Development of online content delivery platforms and versions of our table games for online social gaming and mobile applications.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended January 31,		Percentage
	2013	2012	Change
	(In thousands)
Gross margin:
Depreciation	$3,780	$2,855	32.4%
Amortization	1,251	1,389	(9.9%)
Total	5,031	4,244	18.5%

Operating expenses:
Depreciation	1,018	944	7.8%
Amortization	839	829	1.2%
Total	1,857	1,773	4.7%

Total:
Depreciation	4,798	3,799	26.3%
Amortization	2,090	2,218	(5.8%)
Total	$6,888	$6,017	14.5%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended January 31, 2013 compared to three months ended January 31, 2012

Total depreciation and amortization included in gross margin increased 18.5% in the three months ended January 31, 2013 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are approaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 4.7% in the three months ended January 31, 2013 as compared to the same prior year period. The increase in depreciation expenses relates primarily to depreciation of infrastructure and equipment purchased in the prior year.

INCOME TAXES

Three months ended January 31, 2013 compared to three months ended January 31, 2012

The effective income tax rate from continuing operations for the three months ended January 31, 2013 decreased to 25.4% as compared to 30.1% in the prior year period. This decrease primarily reflects the following:

•	A beneficial discrete adjustment was recorded to account for the reinstatement of the U.S Federal R&D Tax Credit as a result of the American Taxpayer Relief Act, enacted on January 2, 2013; and
•	A decrease in the annual rate driven by a higher mix of forecasted foreign income over total income for the year.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$12,098	$11,293	$805	7.1%
Sales - Shuffler	10,067	5,193	4,874	93.9
Sales - Chipper	352	168	184	109.5
Service	1,744	1,708	36	2.1
Other	1,023	1,254	(231)	(18.4)
Total sales and service	13,186	8,323	4,863	58.4
Total Utility segment revenue	$25,284	$19,616	$5,668	28.9%

Utility segment gross profit	$16,057	$11,183	$4,874	43.6%
Utility segment gross margin	63.5%	57.0%

Utility segment operating income	$13,962	$9,450	$4,512	47.7%
Utility segment operating margin	55.2%	48.2%

Shuffler unit information:
Lease units, end of quarter	8,211	8,025	186	2.3%
Average monthly lease price	$470	$451	$19	4.2%

Sold units during the quarter	692	349	343	98.3%
Average sales price	$14,548	$14,880	$(332)	(2.2%)

Chipper unit information:
Lease units, end of quarter	208	230	(22)	(9.6%)

Sold during quarter	25	7	18	257.1%
Average sales price	$14,080	$24,000	$(9,920)	(41.3%)

Our Utility segment revenue for the three months ended January 31, 2013 increased $5.7 million as compared to the same prior year period, primarily due to the following:

•	An 93.9% increase in shuffler sales revenue:
o	An increase of 98.3% in the number of units sold, driven primarily by increased sales of approximately 265 MD3 shufflers in the United States and Asia as well as 60 iDeal shufflers in Asia; and
o	Partially offset by a 2.2% decrease in average sales price.

•	A 7.1% increase in lease revenue:
o
An increase in the number of units on lease in the United States and Asia, which were primarily driven by placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the quarter.  The MD3 lease base has grown by approximately 650 units over the prior year.

Utility gross profit increased 43.6% year over year and Utility gross margin increased 650 bps to 63.5% as compared to the same prior year period.  The increase in gross profit and gross margin primarily related to the following:

•	The overall increase in total revenues as noted above, primarily driven by increases in the number of shufflers sold; and

•	Decreased amortization of intangible assets associated with Easy Chipper and one2six as the related intangible assets are approaching the end of their estimated useful lives.

Utility operating income increased 47.7% for the three months ended January 31, 2013 as compared to the same prior year period and operating margin increased 700 bps to 55.2%.  These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	Three Months Ended January 31,		Increase	Percentage
	2013	2012*	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$12,721	$11,323	$1,398	12.3%
Sales	20	-	20	100%
Service	24	29	(5)	(17.2)
Other	63	73	(10)	(13.7)
Total sales and service revenue	107	102	5	4.9
Total PTG segment revenue	$12,828	$11,425	$1,403	12.3%

PTG segment gross profit	$10,505	$9,292	$1,213	13.1%
PTG segment gross margin	81.9%	81.3%

PTG segment operating income	$8,453	$8,446	$7	0.1%
PTG segment operating margin	65.9%	73.9%

PTG unit information:
Premium units, end of quarter	2,745	2,660	85	3.2%
Side bet units, end of quarter	2,873	2,445	428	17.5%
Progressive units, end of quarter	1,228	1,009	219	21.7%
Add-on units, end of quarter	421	271	150	55.4%
Total revenue generating lease base	7,267	6,385	882	13.8%

Average monthly lease/license price	$584	$591	$(7)	(1.2%)

Sold during quarter	1	-	1	100%
Average sales price	$20,000	$-	$20,000	100%

*The results of our iGaming segment for the prior year have been reported separately in the current year.  We have therefore removed iGaming revenues and expenses that were previously reported in PTG to conform to the current year presentation.

Total PTG segment revenue for the three months ended January 31, 2013 increased $1.4 million as compared to the same prior year period, primarily due to the following:

•	A 12.3% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold ‘Em and Mississippi Stud;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker Progressive and Ultimate Texas Hold ‘Em Progressive; and
o	Increased revenue from placements and the purchased install base of the Fire Bet side bet, which was acquired in the last month of the prior year quarter.

•	Sales and other revenues remained nominal in the current quarter driven primarily by our strategic focus on leasing versus sales.

PTG gross profit increased 13.1% year over year primarily due to the overall increase in total revenue described above. PTG gross margin did not change significantly year over year and was 81.9% for the quarter ended January 31, 2013.

PTG operating income decreased 0.1% year over year, and operating margin decreased 800 bps to 65.9% as compared to the same prior year period.  The decrease in operating income and operating margin are primarily related to the following:

•	An increase in operating expenses driven in part by increased amortization from intangible assets acquired in the prior year in connection with the purchase of Fire Bet; and

•	Offset by the increase in gross profit referred to above.

Electronic Table Systems Segment Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$4,240	$3,256	$984	30.2%
Sales	2,216	4,383	(2,167)	(49.4%)
Service	149	149	-	0.0%
Other	500	476	24	5.0%
Total sales and service revenue	2,865	5,008	(2,143)	(42.8%)
Total ETS segment revenue	$7,105	$8,264	$(1,159)	(14.0%)

ETS segment gross profit	$2,970	$4,129	$(1,159)	(28.1%)
ETS segment gross margin	41.8%	50.0%

ETS segment operating income	$74	$717	$(643)	(89.7%)
ETS segment operating margin	1.0%	8.7%

ETS unit information:

Rapid Table Games®, Table Master® and Vegas Star®:
Lease seats, end of quarter	2,468	2,482	(14)	(0.6%)
Average monthly lease price	$546	$425	$121	28.5%

Sold during the quarter	97	212	(115)	(54.2%)
Average sales price	$21,390	$20,675	$715	3.5%

i-Table®:
Installed base, end of quarter	74	42	32	76.2%

Total ETS segment revenue for the three months ended January 31, 2013 decreased $1.2 million as compared to the same prior year period, primarily due to the following:

•	A 49.4% decrease in sales revenue:
o	Decrease of 73.6% in Rapid Table Games seats sold in Australia and Asia. The prior year included a significant sale to a large casino customer in Australia;
o	Offset by a 34.8% increase in the sales revenue from Vegas Star Widescreen upgrades in Australia; and
o	Further offset by the 3.5% increase in average sales price driven by discounts given in the prior year on refurbished units sold in Asia.

This decrease was offset by:

•	An increase of 30.2% in royalties and leases revenue:
o	A 28.5% increase in the average lease price, driven primarily by the mix of products on lease and an increase of machines on participation arrangements in electronic-only markets such as Maryland.

ETS gross profit decreased 28.1% year over year.  ETS gross margin decreased 820 bps to 41.8% as compared to the same prior year period.  The decrease in gross profit and gross margin are due to the following:

•	The decrease in the number of seats sold and at lower margins in the current year;

•
Increased depreciation on the Table Master leased and available for lease machines.  As we prepare to launch a new generation Table Master in the latter half of the year we have shortened the estimated economic life of the leased and available for lease machines; and

•	Offset by the increase in average lease price and average sales price described above.

ETS operating income decreased 89.7% for the three months ended January 31, 2013 as compared to the same prior year period.  ETS operating margin decreased 770 bps to 1.0% for the three months ended January 31, 2013 as compared to the same prior year period. The decrease in operating income and operating margin is primarily related to the following:

•	The decrease in gross profit and gross margin noted above.

Electronic Gaming Machines Segment Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$291	$81	$210	259.3%
Sales	11,834	13,182	(1,348)	(10.2%)
Service	22	5	17	340.0%
Other	1,170	1,230	(60)	(4.9%)
Total sales and service revenue	13,026	14,417	(1,391)	(9.6%)
Total EGM segment revenue	$13,317	$14,498	$(1,181)	(8.1%)

EGM segment gross profit	$8,093	$8,967	$(874)	(9.7%)
EGM segment gross margin	60.8%	61.8%

EGM segment operating income	$4,401	$5,853	$(1,452)	(24.8%)
EGM segment operating margin	33.0%	40.4%

EGM unit information:
Lease seats, end of quarter	378	217	161	74.2%

Sold during quarter	583	661	(78)	(11.8%)
Average sales price	$20,298	$19,943	$355	1.8%

Total EGM segment revenue for the three months ended January 31, 2013 decreased $1.2 million as compared to the same prior year period, primarily due to the following:

•	A 10.2% decrease in sales revenue:
o	Driven by the 11.8% decrease in units sold. The prior year included significant sales to a large customer in Australia; and
o	Offset by a 1.8% increase in average sales price, which was primarily due to foreign exchange effects. The average sales price in Australian dollars was essentially unchanged.

This decrease was offset by the increase in lease revenue primarily due to an increase of placements into Mexico.

EGM gross profit decreased 9.7% year over year, and EGM gross margin decreased 100 bps to 60.8%. The decrease in gross profit and gross margin primarily related to the following:

•	The decrease in EGM sales revenues as noted above, driven primarily by the decrease in units sold.

EGM operating income decreased 24.8% for the three months ended January 31, 2013 as compared to the same prior year period.  EGM operating margin also decreased 740 bps to 33.0% for the three months ended January 31, 2013 as compared to the same prior year period. The decreases in operating income and operating margin primarily related to the following:

•	The decreases in total EGM gross profit and gross margin as noted above; and

•	An increase in EGM R&D expenses in the current quarter as compared to the prior year.

iGaming Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

iGaming segment revenue:
Revenue	$250	$2,250	$(2,000)	(88.9%)
Total Internet segment revenue	$250	$2,250	$(2,000)	(88.9%)

iGaming segment gross profit	$247	$2,250	$(2,003)	(89.0%)
iGaming segment gross margin	98.8%	100.0%

iGaming segment operating income (loss)	$(1,160)	$1,459	$(2,619)	(179.5%)
iGaming segment operating margin	-464.0%	64.8%

Beginning with the current quarter we have separately reported the results of our iGaming segment, which were previously combined with the PTG segment.  The prior year results that were historically reported in the PTG segment were reclassified for current reporting and comparison purposes.  In the current year we expect to generate revenue from providing online versions of our games in real money gambling regulated markets, licensing our content to additional certified online operators, and launching free-to-play online versions of our games.  We will also continue to protect the integrity of our valuable brands by pursuing online operators that infringe upon our intellectual property, which has provided the majority of our historical revenues in this segment.

Total iGaming segment revenue for the three months ended January 31, 2013 decreased $2.0 million as compared to the same prior year period due to less settlement and license fees from online operators for prior use of our intellectual property.  The prior year quarter included significant revenues from settlement and license fees.

Gross profit decreased year over year primarily related to the decrease in revenues described above.  In the current quarter and in the prior year there were little direct costs and therefore segment margin was not significantly affected by direct costs.

iGaming operating income decreased $2.6 million for the three months ended January 31, 2013 as compared to the same prior year period.  iGaming operating margin also decreased as shown in the table above. The decrease in operating income and operating margin primarily related to the following:

•	The decrease in gross profit described above;

•	An increase in SG&A costs related to expenditures to assemble our sales team and operate our iGaming sales office in Gibraltar; and

•	Offset by a reduction in expense related to due diligence and professional fees for the terminated Ongame Network Ltd. acquisition.

Unallocated Corporate Operating Results

Three months ended January 31, 2013 compared to three months ended January 31, 2012

	January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Unallocated corporate loss	$(15,881)	$(14,811)	$(1,070)	(7.2%)

Unallocated corporate operating loss increased $1.1 million to $15.9 million for the quarter ended January 31, 2013 as compared to the prior year, primarily due to the following:

•	Compensation and related expenses:

o
Increase of approximately $0.6 million in payroll and related expenses, driven in part from the Company’s new international operations in Latin America as well as increased sales and product management administration.  These expenses are primarily reported as selling, general and administrative expense in our  Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.

•	Litigation and legal expense:

o	Increase of approximately $0.4 million in legal and litigation costs related to protecting and defending the Company's valuable intellectual property.

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory and products leased and held for lease, to fund new products through both research and development and strategic acquisitions of businesses and intellectual property.  We expect capital expenditures for property and equipment to increase in the remainder of fiscal 2013 related to the construction of a new consolidated facility in Las Vegas.  Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service and other liquidity requirements associated with our existing operations for the next 12 months.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of January 31, 2013 was 0.02 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of January 31, 2013 was 0.0 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of January 31, 2013 was 104.40 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $29.0 million as of January 31, 2013 and $22.5 million as of October 31, 2012. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	January 31, 2013	October 31, 2012	Increase (Decrease)	Percentage Change
	(In thousands, except ratios)

Cash and cash equivalents	$34,185	$24,160	$10,025	41.5%
Working capital	$90,066	$75,156	$14,910	19.8%
Current ratio	3.7 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$13,211	$16,443	$(3,232)	(19.7%)
Net cash used in investing activities	(3,407)	(14,439)	(11,032)	(76.4%)
Net cash provided by financing activities	836	1,734	(898)	(51.8%)
Effects of exchange rates	(615)	911	(1,526)	(167.5%)
Net change in cash and cash equivalents	$10,025	$4,649

Operating

Cash flows provided by operating activities decreased $3.2 million for the three months ended January 31, 2013 compared to the same prior year period, primarily due to following:

•	Net income decreased $0.6 million year over year;

•
An increase in cash used for inventory of approximately $2.1 million.  We have increased our inventory levels in the current quarter primarily related to our plans to place EGMs in the United States; and

•
Offset by a $3.0 million increase in cash collected from receivables primarily driven by higher receivable balances at October 31, 2012 compared to October 31, 2011, which balances were collected in the first quarter.

Investing

Cash used in investing activities decreased $11.0 million for the three months ended January 31, 2013 compared to the same prior year period, primarily due to the following:

•
In the prior year we acquired intellectual property and games which were recorded as a business acquisition for accounting purposes for $5.5 million.  We did not acquire a business in the current quarter;

•
Purchases of intangible assets decreased approximately $4.0 million due to minimal activity in the current year. In the prior year we purchased intangible assets related primarily to the licenses to be used in our EGM segment;

•	Proceeds received from the sale of lease assets increased $1.1 million due to an increase in the number of leased assets sold compared to the prior year;

•	Payments for products leased and held for lease decreased by approximately $1.0 million; and

•	Offset by an increase of $0.5 million in purchases of property and equipment.

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Three Months Ended January 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(2,845)	$(3,850)	$(1,005)	(26.1%)
Purchases of property and equipment	(1,427)	(882)	545	61.8%
Purchases of intangible assets	(48)	(4,030)	(3,982)	(98.8%)
Total capital expenditures	$(4,320)	$(8,762)

Financing

Cash flows provided by financing activities decreased $0.9 million for the three months ended January 31, 2013 compared to the same prior year period, primarily due to following:

•	Decreased proceeds from issuances of common stock of $1.9 million, due to a decrease in the number of option exercised in the current quarter compared to the prior year period; and

•	In the prior year we made debt payments on our Revolver, net of draws, of $1.0 million as compared to $0 net borrowings or payments in the current quarter.

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

As of January 31, 2013, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after October 29, 2015.

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

DEBT, OTHER LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from the amounts disclosed in our Form 10-K as of October 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Form 10-K for the year ended October 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three months ended January 31, 2013 and 2012, were the Australian dollar and the Euro.  Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of January 31, 2013, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Form 10-K for the year ended October 31, 2012, see Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Form 10-K for the year ended October 31, 2012.

ITEM 1A. RISK FACTORS

A complete description of certain factors that may affect our future results and risk factors is set forth in our Form 10-K for the year ended October 31, 2012.  For the three months ended January 31, 2013, there were no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
November 1 through November 30, 2012	-	$-	-	$21,077
December 1 through December 31, 2012	-	-	-	21,077
January 1 through January 31, 2013	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of January 31, 2013, $21.1 million remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation of the Registrant as amended July 15, 1992 (Incorporated by reference to exhibit 3.2 in our Annual Report on Form 10-K for the year ended October 31, 1995).
3.2	Articles of Amendment to Articles of Incorporation of the Registrant, effective January 14, 2005 (Incorporated by reference to exhibit 3.2 to our Annual Report on Form 10-K, filed January 13, 2005).
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

10.1	First Amendment to Employment Agreement, by and between the Registrant and Michael Gavin Isaacs (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed December 17, 2012).
10.2	Third Amendment to Employment Agreement, by and between the Registrant and Linster W. Fox (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed January 31, 2013).
10.3	Employment Agreement, by and between the Registrant and Roger Snow (Incorporated by reference to exhibit 10.1 in our Current Report on Form 8-K, filed January 31, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

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

SHFL ENTERTAINMENT, INC.
(Registrant)

Date: March 4, 2013

/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs
Chief Executive Officer
(Principal Executive Officer)

/s/ LINSTER W. FOX
Linster W. Fox
Chief Financial Officer
(Principal Financial Officer)