Form 10-Q
period 2013-04-30
SHFL entertainment Inc.
filed 2013-06-04
CIK 718789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of May 30, 2013, there were 56,405,423 shares of our $.01 par value common stock outstanding.

SHFL ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2013

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Revenue:
Product leases and royalties	$29,240	$26,947	$58,592	$52,900
Product sales and service	48,174	39,107	77,606	69,207
Total revenue	77,414	66,054	136,198	122,107
Costs and expenses:
Cost of leases and royalties	10,582	9,427	20,454	18,378
Cost of sales and service	16,738	14,138	27,778	25,419
Gross profit	50,094	42,489	87,966	78,310
Selling, general and administrative	23,866	19,804	43,912	36,984
Research and development	9,101	7,925	17,348	15,452
Total costs and expenses	60,287	51,294	109,492	96,233

Income from operations	17,127	14,760	26,706	25,874

Other income (expense):
Interest income	188	174	342	313
Interest expense	(299)	(378)	(523)	(855)
Other, net	315	(146)	270	29
Total other income (expense)	204	(350)	89	(513)
Income from operations before tax	17,331	14,410	26,795	25,361
Income tax provision	5,491	4,675	7,891	7,977
Net income	$11,840	$9,735	$18,904	$17,384

Basic earnings per share:	$0.21	$0.17	$0.33	$0.31
Diluted earnings per share:	$0.21	$0.17	$0.33	$0.31

Weighted average shares outstanding:
Basic	56,984	55,751	56,832	55,408
Diluted	57,721	56,653	57,541	56,154

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Net income	$11,840	$9,735	$18,904	$17,384
Currency translation adjustment	(3,201)	(1,539)	(107)	(7,102)
Total comprehensive income	$8,639	$8,196	$18,797	$10,282

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	April 30, 2013	October 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$40,808	$24,160
Accounts receivable, net of allowance for bad debts of $359 and $491	47,506	45,708
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $224 and $8	9,342	9,287
Inventories	28,079	21,906
Prepaid income taxes	8,806	4,053
Deferred income taxes	4,847	4,622
Other current assets	8,308	6,901
Total current assets	147,696	116,637
Investment in sales-type leases and notes receivable, net of current portion	6,499	6,310
Products leased and held for lease, net	32,235	34,639
Property and equipment, net	23,717	17,417
Intangible assets, net	58,591	62,836
Goodwill	88,156	84,950
Deferred income taxes	3,548	5,183
Other assets	2,588	3,079
Total assets	$363,030	$331,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,102	$6,702
Accrued liabilities and other current liabilities	18,098	22,402
Deferred income taxes	16	16
Customer deposits	3,206	3,383
Income tax payable	3,189	4,179
Deferred revenue	6,177	4,799
Current portion of long-term debt	530	-
Total current liabilities	43,318	41,481
Long-term debt	7,299	1,303
Other long-term liabilities	2,085	2,004
Deferred income taxes	1,998	1,493
Total liabilities	54,700	46,281
Commitments and contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 56,384 and 55,973 shares issued and outstanding	564	560
Additional paid-in capital	140,517	135,758
Retained earnings	138,348	119,444
Accumulated other comprehensive income	28,901	29,008
Total shareholders' equity	308,330	284,770
Total liabilities and shareholders' equity	$363,030	$331,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended, April 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$18,904	$17,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,656	12,397
Amortization of debt issuance costs and debt discount	238	238
Share-based compensation	2,887	2,049
Provision for bad debts	220	108
Write-down for inventory obsolescence	211	707
Loss from disposal of assets	171	91
Profit on sale of leased assets	(3,485)	(603)
Excess tax benefit from stock option exercises	(600)	(1,207)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(2,500)	(1,970)
Inventories	(6,558)	(4,248)
Accounts payable and accrued liabilities	(562)	(2,580)
Customer deposits and deferred revenue	1,231	4
Income taxes payable	(894)	1,466
Deferred income taxes	1,680	2,277
Prepaid income taxes	(4,754)	(3,377)
Other	(1,592)	(2,132)
Net cash provided by operating activities	18,253	20,604

Cash flows from investing activities:
Proceeds from sale of leased assets	5,140	1,029
Payments for products leased and held for lease	(6,623)	(6,706)
Purchases of property and equipment	(6,371)	(4,240)
Purchases of intangible assets	(139)	(4,103)
Acquisition of business	(1,590)	(5,500)
Other	(475)	(454)
Net cash used by investing activities	(10,058)	(19,974)

Cash flows from financing activities:
Proceeds from Revolver	8,000	6,000
Debt payments on Revolver	(2,000)	(22,000)
Proceeds from issuance of common stock, net	2,030	14,128
Excess tax benefit from stock option exercises	600	1,207
Other	(28)	(30)
Net cash provided (used in) by financing activities	8,602	(695)

Effect of exchange rate changes on cash	(149)	840

Net increase (decrease) in cash and cash equivalents	16,648	775
Cash and cash equivalents, beginning of year	24,160	22,189
Cash and cash equivalents, end of period	$40,808	$22,964

Non-cash investing activities
Noncash additions to property and equipment included in accounts payable	$1,864	$-

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

We are a leading global gaming supplier committed to making gaming more fun for players and more profitable for operators through product innovation, and superior quality and service.  We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in five distinct segments: Utility products, which include automatic card shufflers and roulette chip sorters; Proprietary Table Games (“PTG”), which include live table games, side bets and progressives; Electronic Table Systems (“ETS”), which include various e-Table game platforms; Electronic Gaming Machines (“EGM”), which include video slot machines; and our newly introduced iGaming segment, which includes online versions of our specialty table games offered in a free-to-play format and for real money gambling in regulated online markets.  Each segment's activities include the design, development, acquisition, manufacturing, marketing, distribution, installation and servicing of a distinct product line.  Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as outsourced, for certain sub-assemblies in the United States, Europe and Asia.

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

Proprietary Table Games. Our PTG segment consists of proprietary table games that enhance our casino customers' and other licensed operators' table game operations. Products in this segment include our internally developed and acquired proprietary table games, side bets, add-ons and progressives.  Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms such as Table Master, SHFL FUSION Virtual (formerly Vegas Star) and i-Table.

Electronic Table Systems.  Our ETS segment consists of various products involving popular table game content using e-Table game platforms. Our primary ETS products are i-Table, Table Master, SHFL FUSION Virtual and SHFL FUSION Hybrid Table Games (formerly Rapid Table Games).  Our i-Table platform combines an electronic betting interface with a live dealer and live cards or a live wheel that is designed to improve game speed and security while reducing many operating expenses associated with live tables.  Our Table Master and SHFL FUSION Virtual products feature a virtual dealer which enables us to offer table game content in both traditional gaming markets and in markets where live table games are not permitted, such as some racinos, video lottery and arcade markets. Like the i-Table, our SHFL FUSION Hybrid Table Games product enables the automation of certain components of traditional table games such as data collection, placement of bets, collection of losing bets and payment of winning bets combined with live dealer and game outcomes. This automation provides benefits to both casino operators and players, including greater security and faster speed of play.  Unlike the i-Table, SHFL FUSION Hybrid Table Games is not confined to a fixed number of seats and can have hundreds of terminals tied to one game outcome.

Electronic Gaming Machines.  Our EGM segment develops and delivers our video slot machines into markets including Australia, New Zealand, Asia, Mexico, parts of South America, and most recently, select markets in the United States.  We offer a selection of video slot titles developed as stand-alone units or as linked progressive machines. In addition to selling the full EGM complement, we sell software conversion kits that allow existing EGM terminals to be converted to other games that operate on the current PC4 operating platform. Popular titles for our EGMs include Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Mahajanga.  In addition, we continue to develop a popular range of games utilizing the Pink Panther™ brand, under license from Metro-Goldwyn-Mayer Studios, Inc.  We also develop games incorporating features and bonus rounds based on the popular 1960’s animated television series, The FlintstonesTM & © Hanna-Barbera s13.

iGaming.  Our iGaming segment delivers online versions of our specialty table games via our proprietary content delivery platform to online operators.  Utilizing cloud-based technology, our platform is designed to deliver our games across multiple channels such as the web, social networks, tablets and smart phones both in free-to-play environments and for real money gambling in regulated online markets.  We also license our content to online operators and protect the integrity of our valuable brands by pursuing online operators that infringe upon our intellectual property.  Our iGaming segment primarily offers products to our customers through business-to-business (“B2B”) lease, license and participation arrangements.  We are continuing to invest in this segment – namely, by expanding our team – to capitalize on the various existing and potential online markets.

Basis of presentation.  The accompanying Unaudited Condensed Consolidated Financial Statements include the results of operations, financial position and cash flows of SHFL entertainment, Inc. and its consolidated subsidiaries. All material intercompany balances have been eliminated.

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on December 21, 2012.  The results of operations for the three and six months ended April 30, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue recognition. We recognize revenues when all of the following have been satisfied:

●	persuasive evidence of an arrangement exists;

●	the price to the customer is fixed and determinable;

●	delivery has occurred and any acceptance terms have been fulfilled; and

●	collection is reasonably assured.

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

Recently issued accounting standards or updates – adopted

In the current year, we adopted Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) which requires other comprehensive income to be presented with net income in one continuous statement or in a separate statement consecutively following net income. We adopted ASU No. 2011-05 as of November 1, 2012 and chose to present comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	April 30, 2013	October 31, 2012
	(In thousands)
Inventories:
Raw materials and component parts	$13,861	$11,309
Work-in-process	3,887	3,478
Finished goods	10,331	7,119
Total	$28,079	$21,906

	April 30, 2013	October 31, 2012
	(In thousands)
Other current assets:
Prepaid expenses	3,693	3,772
Other receivables	1,870	1,707
Other	2,745	1,422
Total	$8,308	$6,901

	April 30, 2013	October 31, 2012
	(In thousands)
Products leased and held for lease:
Utility	$51,801	$51,269
Less: accumulated depreciation	(35,998)	(35,371)
Utility, net	15,803	15,898

Proprietary Table Games	9,482	9,004
Less: accumulated depreciation	(4,937)	(4,429)
Proprietary Table Games, net	4,545	4,575

Electronic Table Systems	25,919	28,122
Less: accumulated depreciation	(16,309)	(15,988)
Electronic Table Systems, net	9,610	12,134

Electronic Gaming Machines	3,646	2,876
Less: accumulated depreciation	(1,369)	(844)
Electronic Gaming Machines, net	2,277	2,032

Total, net	$32,235	$34,639

In the current year, we made a change in our accounting estimates relating to the depreciable lives of the Table Master leased and available for lease machines. As we prepare to launch a new generation Table Master Fusion in the latter half of the year we have shortened the estimated economic life of the leased and available for lease machines to be fully depreciated by April 2014. The net effect of the change on net income for the three and six months ended April 30, 2013 was $0.3 million and $0.6 million, respectively. There was no net effect on EPS for the three months ended April 30, 2013 and there was a $0.01 effect for the six months ended April 30, 2013.

	April 30, 2013	October 31, 2012
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued compensation	$12,162	$15,158
Accrued taxes	1,964	2,743
Other accrued liabilities	3,972	4,501
Total	$18,098	$22,402

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up.  Amortization expense was $2.1 million and $2.3 million for the three months ended April 30, 2013 and 2012, respectively and $4.2 million and $4.6 million for the six months ended April 30, 2013 and 2012, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average Useful Life (years)	April 30, 2013	October 31, 2012
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10	$67,382	$67,174
Less: accumulated amortization		(54,783)	(53,182)
		12,599	13,992
Customer relationships	10	26,541	26,623
Less: accumulated amortization		(16,497)	(15,197)
		10,044	11,426
Licenses and other	6	22,661	22,935
Less: accumulated amortization		(11,102)	(10,024)
		11,559	12,911
Total		$34,202	$38,329

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $24.4 million and $24.5 million as of April 30, 2013 and October 31, 2012, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of April 30, 2013, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$48,818	$10,253	$35,328	$13,130	$107,529
Accumulated impairments	-	-	(22,137)	-	$(22,137)
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(3,468)	-	(466)	(463)	$(4,397)
Acquisition	-	3,000	-	-	3,000
Other	-	955	-	-	955
Balance as of October 31, 2012	$45,350	$14,208	$12,725	$12,667	$84,950

Foreign currency translation adjustment	214	-	(66)	(66)	$82
Acquisition	-	-	-	2,650	2,650
Other	-	474	-	-	474
Balance as of April 30, 2013	$45,564	$14,682	$12,659	$15,251	$88,156

The $2.7 million of additional goodwill in our EGM segment relates to the acquisition of ProTec Games, Inc. ("ProTec"), a computer-based content provider for casino slot games, table games and online video games to develop graphical assets and perform software development and testing primarily for our EGM machines. Approximately $2.1 million of the acquisition price was paid to date and the remaining consideration was recorded as a liability due in the current fiscal fourth quarter.

The $0.5 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million. The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill. As of April 30, 2013, we have paid approximately $11.9 million of the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	April 30, 2013	October 31, 2012
	(In thousands)
Revolver	$6,000	$-
Other long term debt	1,829	1,303
Total Debt	7,829	1,303
Less: current portion	(530)	-
Total long-term debt	$7,299	$1,303

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

●	the Federal Funds Rate plus .50%;

●	the prime commercial lending rate of the Administrative Agent, as defined; and

●	the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of April 30, 2013, the amount drawn under the Revolver was $6.0 million, and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $194 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after, October 29, 2015.

On May 31, 2012, the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of April 30, 2013, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.09 to 1.0, 0.7 to 1.0 and 124.22 to 1.0, respectively.

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

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of April 30, 2013, $21.1 million remained outstanding under our board authorization.  We cancel shares that are repurchased and record the repurchase as a reduction to common stock and additional paid-in capital.  No shares were repurchased during the six months ended April 30, 2013. Although we generally prioritize bank debt reduction and direct investment in our business over share repurchases we may consider share repurchases when there are anomalies in the value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

6. SHARE-BASED COMPENSATION

Share-based award plans.  In December 2012, our board of directors adopted and, in March 2013, our shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”). The approved plan replaced all previously plans.  The 2012 Plan included 6.7 million new awards available for grant as well as the shares available for grant or subject to outstanding awards under the prior plans.

The 2012 Plan includes a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents.  Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant.  Each share issued in connection with an award granted, other than stock options and stock appreciation rights, will be counted against the 2012 Plan's share reserve as 1.67 shares for every one share issued in connection with such award (and shall be counted as 1.67 shares for each one share that is returned or deemed not to have been issued from the 2012 Plan). Any shares covered by an award which is forfeited, canceled or expires shall be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued under the 2012 Plan. As of April 30, 2013, under the 2012 Plan, there was 7.4 million shares available for grant.

A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2012	3,010	$14.68
Granted	532	13.18
Exercised	(257)	7.91
Forfeited	(22)	12.18
Expired	(337)	26.23

Outstanding at April 30, 2013	2,926	$13.69	6.1	$13,117

Fully vested and expected to vest at April 30, 2013	2,878	$13.71	6.0	$12,973

Exercisable at April 30, 2013	1,786	$14.83	4.4	$8,683

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2013 and 2012 was $6.56 and $6.23, respectively. The total intrinsic value of the stock options exercised for the six months ended April 30, 2013 and 2012, was $2.0 million and $5.2 million, respectively.

During the six months ended April 30, 2013 and 2012, 0.3 million and 1.3 million options were exercised, respectively. For the six months ended April 30, 2013 and 2012, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of April 30, 2013, there was a total of $6.0 million of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.9 years.

During the six months ended April 30, 2013 and 2012, we granted 0.5 million and 0.4 million stock options, respectively, with a grant date fair value of $3.5 million and $2.7 million, respectively.

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

	Three Months Ended April 30, 2013	Six Months Ended April 30, 2013
Option valuation assumptions:
Expected dividend yield	None	None
Expected volatility	60.5%	63.1%
Risk-free interest rate	0.6%	0.6%
Expected term (years)	4.4	4.4

A summary of activity related to restricted stock is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Nonvested at November 1, 2012	652	$11.79
Granted	412	14.86
Vested	(223)	12.08
Forfeited	(6)	12.75

Nonvested at April 30, 2013	835	$13.22	1.8	$13,200

Expected to vest	798	$13.18	1.7	$12,603

During the six months ended April 30, 2013 and 2012, we issued 0.4 million and 0.5 million shares of restricted stock, respectively, with an aggregate fair value of $6.1 million and $5.6 million, respectively. The weighted average grant date fair value of non-vested shares granted during the six months ended April 30, 2013 and 2012 was $14.86 and $12.35, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

In the current quarter certain restricted stock awards containing market-based conditions were issued. The market-based conditions affect the number of shares to vest, which varies based on the Company’s stock price compared to several peers and competitors. For restricted stock subject to market-based conditions, the Company uses a Monte-Carlo simulation pricing model to determine the grant-date fair value. The Monte-Carlo simulation pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. The following assumptions were used in the Monte-Carlo pricing model:

	Three Months Ended April 30, 2013	Six Months Ended April 30, 2013
Monte-Carlo valuation assumptions:
Expected dividend yield	None	None
Expected volatility	43.5%	43.5%
Risk-free interest rate	0.4%	0.4%
Expected term (years)	2.8	2.8

As of April 30, 2013, there was $9.9 million of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Compensation costs:
Stock options	$571	$512	$1,135	$1,003
Restricted stock	907	605	1,752	1,046
Total compensation cost	$1,478	$1,117	$2,887	$2,049
Related tax benefit	$(518)	$(389)	$(1,012)	$(713)

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three and six months ended April 30, 2013 was 31.7% and 29.4%, respectively. Our effective income tax rate from continuing operations for the three and six months ended April 30, 2012 was 32.4% and 31.5%, respectively. The lower effective income tax rate for the six months ended April 30, 2013 compared to the prior year period is primarily attributable to the mix of forecasted domestic and foreign income for the year. The current year effective tax rate also includes a discrete tax benefit recorded for the reinstatement of the U.S. Federal R&D Tax Credit as a result of the American Taxpayer Relief Act, enacted on January 2, 2013. The prior year included nondeductible expenses for transaction costs related to the acquisition of Ongame Network Ltd, which increased the prior year rate. Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions and related accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Net income available to common shares	$11,840	$9,735	$18,904	$17,384

Basic
Weighted average shares	56,984	55,751	56,832	55,408

Diluted
Weighted average shares, basic	56,984	55,751	56,832	55,408
Dilutive effect of options and non-participating securities	737	902	709	746
Weighted average shares, diluted	57,721	56,653	57,541	56,154

Basic earnings per share	$0.21	$0.17	$0.33	$0.31
Diluted earnings per share	$0.21	$0.17	$0.33	$0.31

Weighted average anti-dilutive shares excluded from diluted EPS	1,534	1,618	1,581	2,105

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  As of April 30, 2013 our investment in sales-type leases and notes receivable had an approximate 5.5% effective interest rate and an approximate 2 year average maturity.

The fair value of our Revolver as of April 30, 2013 has been calculated based on market borrowing rates available as of April 30, 2013 for debt with similar terms and maturities. As of October 31, 2012, there was no amount drawn under our Revolver. The following table provides the fair value measurement information about the Company’s long-term debt.

	Carrying Value April 30, 2013	Fair Value April 30, 2013	Carrying Value October 31, 2012	Fair Value October 31, 2012	Fair Value Hierarchy

Revolver	$6,000	$6,000	$-	$-	Level 2

10. OPERATING SEGMENTS

The iGaming segment results have historically not met the quantitative thresholds that require separate segment reporting and therefore that segment was aggregated with the PTG and Unallocated Corporate segment results in the prior year. In the current year iGaming has been separately reported and the prior period segment data has been restated to conform to the current period presentation. The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Revenue:
Utility	$30,517	$24,990	$55,801	$44,606
Proprietary Table Games	14,003	11,886	26,831	23,311
Electronic Table Systems	7,113	6,866	14,218	15,130
Electronic Gaming Machines	25,745	22,244	39,062	36,742
iGaming	36	68	286	2,318
	$77,414	$66,054	$136,198	$122,107
Gross profit:
Utility	$20,077	$16,154	$36,134	$27,337
Proprietary Table Games	11,509	9,750	22,014	19,042
Electronic Table Systems	2,483	2,684	5,453	6,813
Electronic Gaming Machines	15,994	13,833	24,087	22,800
iGaming	31	68	278	2,318
	$50,094	$42,489	$87,966	$78,310
Operating income (loss):
Utility	$17,507	$14,202	$31,199	$23,652
Proprietary Table Games	9,991	8,769	18,444	17,215
Electronic Table Systems	(777)	(838)	(703)	(121)
Electronic Gaming Machines	10,820	10,394	15,221	16,247
iGaming	(1,766)	(2,033)	(2,926)	(574)
Unallocated Corporate	(18,648)	(15,734)	(34,529)	(30,545)
	$17,127	$14,760	$26,706	$25,874
Depreciation and amortization:
Utility	$1,757	$1,899	$3,624	$3,675
Proprietary Table Games	1,229	1,350	3,145	2,603
Electronic Table Systems	2,364	1,653	4,224	3,310
Electronic Gaming Machines	461	345	748	543
iGaming	35	-	68	-
Unallocated Corporate	922	1,133	1,847	2,266
	$6,768	$6,380	$13,656	$12,397
Capital expenditures:
Utility	$2,184	$990	$3,867	$2,210
Proprietary Table Games	708	664	1,095	1,749
Electronic Table Systems	799	506	1,398	2,226
Electronic Gaming Machines	342	872	569	5,130
iGaming	431	234	1,080	689
Unallocated Corporate	4,349	3,021	5,124	3,045
	$8,813	$6,287	13,133	15,049

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended April 30,				Six Months Ended April 30,
	2013		2012		2013		2012
	(Dollars in thousands)
Revenue:
United States	$31,921	41.2%	$28,771	43.6%	$61,133	44.9%	$54,955	45.0%
Canada	1,826	2.4%	2,226	3.4%	3,579	2.6%	3,744	3.1%
Other Americas	1,405	1.8%	1,125	1.7%	2,833	2.1%	2,178	1.8%
Europe	3,826	4.9%	2,440	3.7%	6,298	4.6%	4,027	3.3%
Australia	26,949	34.8%	25,293	38.3%	42,162	31.0%	43,987	36.0%
Asia	11,172	14.4%	6,016	9.1%	19,562	14.4%	12,665	10.4%
Other	315	0.5%	183	0.2%	631	0.4%	551	0.4%
	$77,414	100.0%	$66,054	100.0%	$136,198	100.0%	$122,107	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee payments as specified in their individual employment agreement. As of April 30, 2013 and October 31, 2012, minimum aggregate severance benefits totaled $6.7 million and $6.5 million, respectively.

Legal proceedings. In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict.  We record accruals for such contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated.  No estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be affected by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery or other material legal proceedings are incomplete; (iii) the proceeding is in its early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) the trier of fact is granted latitude by applicable law to apply judgment.  Our assessment of each matter may change based on future unexpected events.  An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, gaming licenses, intellectual property, results of operations or financial position.  Unless otherwise expressly stated, we believe costs associated with litigation will not have a material impact on our financial position or liquidity, but may be material to the results of operations in any given period.  We assume no obligation to update the status of pending litigation after the date of this Quarterly Report on Form 10-Q, except as may be required by applicable law, statute or regulation.

TableMAX – In April 2009, TableMAX IP Holdings, Inc. and TableMAX Gaming, Inc. filed a complaint (the “First Complaint”) against us in the United States District Court for the District of Nevada.  This case is a patent infringement claim alleging that our Table Master  product infringes U.S. Patents 5,688,174, 6,921,337 and 7,201,661.  The First Complaint sought injunctive relief and an unspecified amount of damages, including claims for attorneys’ fees, costs, increased damages and disbursements.  In August 2009, TableMAX Holdings, Inc. and TableMAX Gaming, Inc. voluntarily dismissed the First Complaint.  On the same date, TableMAX IP Holdings, Inc., TableMAX Gaming, Inc. and Vegas Amusement, Inc. (the alleged owner of Patents 5,688,174, 6,921,337 and 7,201,661) (collectively “TableMAX”), filed a new complaint (the “New Complaint”) making materially the same allegations as in the First Complaint.  In August 2009, TableMAX filed an amended complaint (the “Second Complaint”), which was materially the same as the New Complaint, except that the plaintiffs added a claim that Table Master infringes U.S. Patent 7,575,512, which was issued on August 18, 2009.  In August 2009, the plaintiffs filed a Motion for Preliminary Injunction in the Second Complaint that sought to enjoin future sales of Table Master.  In October 2009, the Court denied the Motion for Preliminary Injunction without hearing oral argument and also denied without prejudice our motions for summary judgment. During the discovery process, TableMAX made new allegations that certain of our SHFL FUSION Virtual (formerly Vegas Star) products infringe one of the patents in the Second Complaint. In January 2010, TableMAX filed a Second Amended Complaint, which has materially the same allegations as the Second Complaint, except that it alleges that the SHFL FUSION Virtual product infringes all of the patents in suit.  However, a document produced in the discovery process appears to limit TableMAX's allegations of infringement regarding certain of our SHFL FUSION Virtual products to only one of TableMAX's patents in suit.

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

Macau SHFL FUSION Hybrid Table Games (Formerly Rapid Table Games) Patent Issue – In June 2009, customs officials from Macau SAR seized a baccarat SHFL FUSION Hybrid Table Games unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show.  This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement.  In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments.  Chun appealed to the Investigation Judge, which proceedings were dismissed. From this decision, Chun appealed to the Macau Second Instance Court. The matter was remanded from the Second Instance Court to the Investigation Court “Tribunal de Instrução Criminal” for further proceedings.   In January 2013, the Investigation Court formally served accusation on SHFL Asia.   A Trial Hearing of this matter began on April 18, 2013 and is anticipated to continue sporadically through at least July of 2013.    We believe that we have meritorious defenses and are vigorously defending this matter.

In May 2012, Chun along with Natural Noble Limited (“Natural Noble”), which is a company that we believe may be controlled by Chun (collectively, the "Natural Noble Plaintiffs"), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries.  The injunction was requested and ordered against an Australian entity allegedly named Shuffle Master Asia Limited, which entity does not exist, rather than our subsidiary SHFL Asia.  The injunction sought to prevent us from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of our products displayed at the G2E Asia Gaming Show would allegedly infringe such patents.  After initially agreeing with Macau customs officials’ request to cover our SHFL FUSION Hybrid Table Games product, we received court approval to post a bond of approximately $0.1 million to enable our subsidiary SHFL Asia to display the SHFL FUSION Hybrid Table Game product at the G2E Asia Gaming Show.  In November 2012, a higher court in Macau agreed to hear our appeal of the injunction, giving us the opportunity, for the first time, to contradict the facts and the arguments proffered by the Natural Noble Plaintiffs in support of the injunction, and to attempt to recover the bond of approximately $0.1 million and prove the lack of merit of the injunction. In February 2013, the arguments of appeal were submitted to the Macau Second Instance Court and we are awaiting the Court’s judgment.

In June 2012, the Natural Noble Plaintiffs and LT Game Limited, a company that we believe may be controlled by Chun (collectively, the “LT Game Plaintiffs”), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs’ patents by SHFL Asia and SHFL entertainment, Inc. at the 2012 G2E Asia Gaming Show.  A trial date has not yet been set for this matter. We have submitted our defenses and counterclaims in this matter and are vigorously defending this matter.

In July 2012, LT Game International Ltd., a company that we believe may be controlled by Chun, filed a complaint against SHFL entertainment, Inc. in the United States District Court for the District of Nevada alleging unfair competition and tortious interference with current and prospective business and contractual relations as a result of our alleged disparagement and misrepresentations regarding LT Game International Ltd.’s business, products and services.  The complaint seeks injunctive relief and an unspecified amount of damages, including claims for reasonable attorneys’ fees and disbursements, costs, statutory damages under the Lanham Act, treble damages and profits.  The parties are conducting discovery and a trial date has not yet been set for this matter. We believe that this complaint is without merit and we are vigorously defending this matter.

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively “Paradise Defendants”), a company that we believe is the ultimate parent company of LT Game Limited and Natural Noble.  This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights, whereby the Paradise Defendants claim that their respective patents cover multi-game terminal betting as a concept or generic invention.  The lawsuit alleges that the Paradise Defendants have made statements of such monopolistic rights, publicly and to SHFL Asia’s customers, to the detriment of SHFL Asia’s business and such statements claim patent protection beyond the legal scope of patent protection in Macau.  The lawsuit further alleges that the Paradise Defendants’ patents are not novel, and thus the Paradise Defendants cannot restrict SHFL Asia and others from selling or using multi-game terminal betting products in Macau.  A trial hearing began at the end of May 2013 and is anticipated to continue sporadically through at least June of 2013. We believe that we have a meritorious case and are vigorously pursuing this claim.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Examples of such forward-looking statements include, without limitation, statements about or relating to the following:

●

Business strategies, including with respect to development of new or enhanced products, investment of capital to maximize returns and build our economic engine, and our focus on leasing structures for commercialization of certain products to increase returns and gross margins;

●	Increasing our Proprietary Table Games (“PTG”) content through development or acquisitions of new proprietary titles;

●	Expectations of increases in gross margins and revenues from leasing of certain products;

●	The growth opportunities and revenue potential from our i-Table, i-Table Roulette and MD3 shuffler products;

●	The benefits of our products;

●	Continued volatility in sales revenue from our Utility segment;

●	Expected sources of revenue in the Utility segment;

●	Expectations of revenue in the current year from online products;

●	Expectations that Electronic Gaming Machine (“EGM”) revenues will continue to come from sales of EGMs in Australia, Asia and other markets;

●	Expectations regarding revenue and placement increases in our EGM segment through the use of long term financing arrangements;

●	Expected growth of certain markets or our business in certain markets, including Asia, United States, Canada and Latin America;

●

Cash and capital resources being sufficient to satisfy requirements for working capital, capital expenditures, debt service and other liquidity requirements of existing operations for at least the next 12 months;

●	Expectations for online gaming to represent an opportunity for continued growth;

●	Expectations with respect to outstanding litigation; and

●	Expectations with respect to foreign currency exchange rate fluctuation risk.

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

●	Failure to maintain our regulatory licenses or obtain new licenses where necessary;

●	Legislative and regulatory changes that impact us or our customers;

●	Non-compliance with the covenants in our senior secured credit agreement, including as a result of factors that are beyond our control;

●	High volatility or extreme changes in foreign currency exchange rates;

●	Difficulties or delays in, or being prevented from, carrying out acquisitions and subsequent integration of acquired businesses;

●	Difficulties in maintaining and protecting our intellectual property rights;

●	Potential infringement of the intellectual property rights of third parties;

●	Adverse outcomes with respect to litigation regarding intellectual property, including our payment of damages, constraints on our business and operations and invalidation of our intellectual property;

●	Involvement in other legal proceedings, and adverse outcomes with respect to such proceedings that could have a materially adverse effect on our business or prospects;

●	Disruption or delays in our or our suppliers’ manufacturing processes that could prevent us from meeting demand for our products;

●	Revenue losses in any of our business segments due to technical difficulties or fraudulent activities experienced by end users;

●	Inability to obtain market acceptance of products currently in development;

●	Inability to maintain a competitive technological position with respect to our competitors and competitive products;

●	Lower than expected revenues from our transition in certain products to a lease-based commercialization model;

●	Decreased demand for our products, including as a result of developments with respect to competitive products;

●	Adverse economic conditions in the gaming industry, which is our sole industry of focus; and

●	Adverse developments with respect to economic, political, legal and other risks associated with our international sales and operations.

In addition, refer to the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the Securities and Exchange Commission on December 21, 2012, and as incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

The following discussion should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” in the Annual Report on Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

See Note 1 to our Condensed Consolidated Financial Statements for a more detailed discussion of our five segments.

Strategy

We believe we enhance our customer and shareholder value through our execution of the following strategic priorities:

●	An unwavering commitment to create innovative solutions and services for casino operators and compelling gaming experiences for players through enhanced customer centricity.
●

Reinforce our relationships with our customers by providing enhanced efficiencies, security and profitability on the casino floor. We continue to work toward developing innovative products that anticipate and respond to their needs.

●	Maintain a cost-conscious mindset, promote a lean culture, and serve as prudent stewards of shareholder capital.
●

Seek long-term profitability and sustainability through our recurring revenue model. We plan to continue to invest capital in our lease business to maximize our return and build on our economic engine.

●

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

●

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

●	Sound balance sheet management to fuel growth through:
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
●

Promote and foster internal staff development and deepen our bench strength.  We know our success is directly attributable to the caliber of our workforce and we remain committed to each and every employee’s development.  We will continue to set the talent bar high.

●

Drive margin improvement across all product categories. Our overall gross margin and operating margin have shown continuous improvement over the past four fiscal years.  We plan to continue our process improvement initiatives and uncover additional operational efficiencies.

●

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

The following points should be noted as they relate to each of our segments:

Utility

●

We expect to continue to emphasize lease revenues in our Utility segment within the United States.  One of the current growth drivers for this segment has been the MD3 shuffler upgrade initiative. The MD3 shuffler is our next generation upgrade for the legacy MD series shufflers. As the MD1 shuffler reaches its end of life where replacement parts will no longer be available, our strategy is to encourage our customers to upgrade the MD1 and MD2 shufflers, both leased and previously sold, with the MD3 shuffler. Our objective is that, over time, the majority of these placements will be leases. We expect revenue growth drivers to be our next generation shuffler models like the Deck Mate 2. We expect to upgrade previous models through both outright sales and leases of next generation shufflers.

●

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

●

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

●

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

●

We also pursue opportunities to place PTG products in new properties and jurisdictions in the United States.  Several states have either opened new casino properties or approved live table games over the past year, and we have seen significant placements of our table game products in those new jurisdictions.

●

We intend to increase our PTG content through development and acquisition of new proprietary titles. By increasing our footprint with new titles, we hope to increase our domestic market penetration and expand further into international markets.

Electronic Table Systems

●

Although we continually pursue opportunities to increase lease revenues in our ETS segment, the nature of the gaming landscape in the United States has gradually evolved whereby there are fewer racinos and electronic-only markets and more live gaming markets.  As a result, we have seen some of our leased ETS products removed from those electronic-only markets as some states have approved live table games.  While this has caused some setbacks in the growth of our domestic ETS business, we have been able to return some of these products to service in other markets such as Latin America and even position these products as low-denomination, labor-free alternatives to live tables in live markets.  However, the live market placements typically do not perform to the same revenue and profitability levels as units in electronic-only markets. There are opportunities for our ETS suite of products in markets with strong player acceptance, such as Australia and Asia. Given our large install base of legacy e-tables in Australia, we believe there are upgrade opportunities with our refreshed FUSION line.

●	Through development of new products and enhancements of our existing products we expect to generate revenue and growth for the ETS segment. New products include the following:
o

In Australia and Asia, we have begun generating revenue from placements of our new multi-game feature on SHFL FUSION Hybrid Table Games, which offers enhanced live statistics at the touch of a button and allows the player to choose between multiple games.  Similarly, we recently debuted additional features of SHFL FUSION Hybrid Table Games, which take the multi-game concept one step further by enabling concurrent wagering.

o

We recently upgraded the SHFL FUSION Virtual platform to offer modular 22-inch widescreen terminals, new graphic displays, and a variety of configurable options such as SHFL FUSION Virtual Live Roulette, which incorporates a live wheel.

o

We recently debuted our next generation Table Master Fusion product that shares a common modular terminal with SHFL FUSION Virtual and SHFL FUSION Hybrid Table Games.  We expect this product to drive growth in domestic as well as international markets.

o

The i-Table and i-Table Roulette combine an electronic betting interface with a live table game and graphically-enhanced central display touchscreens.  We expect these products to provide us with growth opportunities in domestic and international markets if they achieve customer and player acceptance.

Electronic Gaming Machines

●

Our EGM segment is primarily a sales model and we expect to continue to realize the majority of our EGM revenues from sales of EGMs in the global marketplace, such as Australia, Asia, the United States and other markets that make strategic sense.

●

We expect that EGM revenue and placements in fiscal 2013 will continue above fiscal 2012 levels primarily driven by new game content and enhancements, continued momentum in emerging markets, and global market expansion. We also expect revenue and placements to increase through the continued use of long-term financing arrangements.

●

A portion of our EGM revenue base comes from conversions of existing units to new game titles.  We are continually developing new titles for our existing machines, and installation of these new titles provides us with an ongoing source of conversion revenue.

●	We also expect global growth in markets such as Asia, Latin America and the United States. In the prior fiscal year, we grew our footprint in Mexico, Latin America, the Philippines and Macau.

iGaming

●

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

●	We continue to invest in our iGaming infrastructure and will continue to expand our team in order to best capitalize on the various existing and potential online opportunities.

●

We plan to generate revenue in the current year from our suite of online products, which feature online versions of our specialty table games delivered via our proprietary content delivery platform to online operators.  We anticipate revenue from real money gambling in regulated online markets, as well as free-to-play environments.

●	We have successfully sought enforcement and remedies against parties that infringed our intellectual property and will continue to protect and pursue settlements where applicable.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,				Six Months Ended April 30,
	2013		2012		2013		2012
	(Dollars in thousands)
Revenue:
Utility	$30,517	39.4%	$24,990	37.8%	$55,801	41.0%	$44,606	36.5%
Proprietary Table Games	14,003	18.1%	11,886	18.0%	26,831	19.7%	23,311	19.1%
Electronic Table Systems	7,113	9.2%	6,866	10.4%	14,218	10.4%	15,130	12.4%
Electronic Gaming Machines	25,745	33.3%	22,244	33.7%	39,062	28.7%	36,742	30.1%
iGaming	36	0.0%	68	0.1%	286	0.2%	2,318	1.9%

Total revenue	77,414	100.0%	66,054	100.0%	136,198	100.0%	122,107	100.0%
Cost of revenue	27,320	35.3%	23,565	35.7%	48,232	35.4%	43,797	35.9%

Gross profit	50,094	64.7%	42,489	64.3%	87,966	64.6%	78,310	64.1%
Selling, general and administrative	23,866	30.8%	19,804	30.0%	43,912	32.2%	36,984	30.3%
Research and development	9,101	11.8%	7,925	12.0%	17,348	12.7%	15,452	12.7%

Income from operations	17,127	22.1%	14,760	22.3%	26,706	19.6%	25,874	21.1%
Other income (expense):
Interest income	188	0.2%	174	0.3%	342	0.3%	313	0.3%
Interest expense	(299)	(0.4% )	(378)	(0.6% )	(523)	(0.4% )	(855)	(0.7% )
Other, net	315	0.4%	(146)	(0.2% )	270	0.2%	29	0.0%
Total other income (expense)	204	0.3%	(350)	(0.5% )	89	0.1%	(513)	(0.4% )

Income from operations before tax	17,331	22.4%	14,410	21.8%	26,795	19.7%	25,361	20.7%
Income tax provision	5,491	7.1%	4,675	7.1%	7,891	5.8%	7,977	6.5%
Net income	$11,840	15.3%	$9,735	14.7%	$18,904	13.9%	$17,384	14.2%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$29,240	$26,947	8.5%	$58,592	$52,900	10.8%
Sales and service	48,174	39,107	23.2%	77,606	69,207	12.1%
Total	$77,414	$66,054	17.2%	$136,198	$122,107	11.5%

Cost of revenue:
Leases and royalties	$10,582	$9,427	12.3%	$20,454	$18,378	11.3%
Sales and service	16,738	14,138	18.4%	27,778	25,419	9.3%
Total	$27,320	$23,565	15.9%	$48,232	$43,797	10.1%

Gross profit:
Leases and royalties	$18,658	$17,520	6.5%	$38,138	$34,522	10.5%
Sales and service	31,436	24,969	25.9%	49,828	43,788	13.8%
Total	$50,094	$42,489	17.9%	$87,966	$78,310	12.3%

Gross margin:
Leases and royalties	63.8%	65.0%		65.1%	65.3%
Sales and service	65.3%	63.8%		64.2%	63.3%
Total	64.7%	64.3%		64.6%	64.1%

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Revenue

Our revenue for the three months ended April 30, 2013 increased $11.4 million over the same prior year period, primarily due to the following:

●	Increase of $9.1 million sales and service revenue:
o	Increase in Utility primarily driven by an increase in the number of shufflers sold;
o	Increase in EGM primarily driven by an increase in the number of units sold; and
o	Increase in PTG driven by sales of table game lifetime licenses in the current period.

●	Increase of $2.3 million in our leases and royalties revenue:
o	Increase most notably in our PTG segment driven by a 12.7% increase in units on lease;
o	Increase in ETS lease revenue primarily driven by higher average lease prices driven primarily by a change in the mix of products on lease; and
o	Increase in Utility primarily related to an increase in shuffler average lease price.

Gross margin

Our gross margin for the three months ended April 30, 2013 increased 40 basis points (“bps”) to 64.7% as compared to the same prior year period, reflecting the following:

●	Increased segment margin performance in the Utility segment primarily driven by an increase in the number of shufflers sold in the current quarter;

●

Partially offset by decreased margins in ETS which were unfavorably impacted by increased depreciation on the Table Master seats on lease and available for lease. As we prepare to launch the new Table Master Fusion, we have shortened the estimated economic life of those seats on lease and available for lease.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

Revenue

Our revenue for the six months ended April 30, 2013 increased $14.1 million over the same prior year period, primarily due to the following:

●	Increase of $8.4 million sales and service revenue:
o	An increase in Utility primarily driven by an increase in the number of shufflers sold;
o	Increase in EGM primarily driven by an increase in the number of units sold;
o	Increase in PTG driven by sales of table game lifetime licenses in the current period;
o	Offset by a decrease in ETS driven by a decrease in the number of seats sold and decreased revenue from conversions, parts and peripherals; and
o	Further offset by decreased iGaming revenues from less settlement and licensing revenues in the current period.

●	Increase of $5.7 million in our leases and royalties revenue:
o	Increase most notably in our PTG segment driven by a 12.7% increase in units on lease;
o	Increase in ETS lease revenue primarily driven by higher average lease prices driven primarily by a change in the mix of products on lease; and
o	Increase in Utility primarily related to an increase in shuffler average lease price.

Gross margin

Our gross margin for the six months ended April 30, 2013 increased 50 basis points (“bps”) to 64.6% as compared to the same prior year period, reflecting the following:

●	Increased segment margin performance in the Utility segment primarily driven by an increase in the number of shufflers sold in the current quarter;

●

Partially offset by decreased margins in ETS which were unfavorably impacted by decreased sales revenue and increased depreciation on the Table Master seats on lease and available for lease. As we prepare to launch the new Table Master Fusion, we have shortened the estimated economic life of those seats on lease and available for lease; and

●	Further offset by changes in product mix most notably from a $2.0 million decrease in settlement fees from online operators with little associated direct costs.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)

Selling, general and administrative	$23,866	$19,804	20.5%	$43,912	$36,984	18.7%
Percentage of revenue	30.8%	30.0%		32.2%	30.3%

Research and development	$9,101	$7,925	14.8%	$17,348	$15,452	12.3%
Percentage of revenue	11.8%	12.0%		12.7%	12.7%

Total operating expenses	$32,967	$27,729	18.9%	$61,260	$52,436	16.8%
Percentage of revenue	42.6%	42.0%		45.0%	42.9%

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $4.1 million for the three months ended April 30, 2013, as compared to the same prior year period. This increase primarily reflects the following:

●	Compensation and related expenses:
o	Increase of approximately $1.5 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increased medical costs; and
o

Increase of approximately $0.5 million in sales and profit driven compensation driven by increased revenue in the current quarter and, to a lesser extent, the expansion of product management to support newer products as well as our growing global footprint.

●	Litigation and legal expenses:
o	Increase of approximately $1.3 million in legal and consulting expenses primarily related to the LT Games litigation described in Note 11 of the Condensed Consolidated Financial Statements.

●	iGaming:
o	Increase of approximately $0.5 million in costs associated with our newly introduced iGaming segment.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.4 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

These increases were offset by:

●	Corporate development and due diligence expenses:
o	Net decrease of approximately $0.6 million in corporate development related expenses. In the prior year we incurred $1.5 million in expenses related to the terminated Ongame Network Ltd. acquisition.

Research & development (“R&D”) expenses:

R&D expenses increased $1.2 million for the three months ended April 30, 2013 as compared to the same prior year period. The following projects have been the focus of our R&D efforts during the three months ended April 30, 2013:

●	EGM:
o

R&D efforts were spent on developing additional new EGM titles for the Equinox cabinet and to support ongoing business growth in Australia and geographic expansion into Asia, Latin America and the United States.

●	ETS:
o

Expenses primarily related to the development of updated ETS products including the next generation of the Table Master Fusion, and the multigame and concurrent gaming enhancements to the SHFL FUSION Hybrid Table Games and SHFL FUSION Virtual products as well as ongoing development of i-Table and i-Table Roulette.

●	Utility:
o	Expenses primarily related to development of next generation Utility products, as well as ongoing development of our existing Utility products.

●	PTG:
o	Ongoing enhancements to the successful progressive offerings on our table game titles including the development of our Nexus Command software and OWAP products; and

●	iGaming:
o	Development of online content delivery platforms and versions of our table games for online social gaming and mobile applications.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $6.9 million for the six months ended April 30, 2013, as compared to the same prior year period. This increase primarily reflects the following:

●	Compensation and related expenses:
o	Increase of approximately $2.6 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increased medical costs; and
o

Increase of approximately $0.8 million in sales and profit driven compensation driven by increased revenue in the current period and, to a lesser extent, the expansion of product management to support newer products as well as our growing global footprint.

●	Litigation and legal expenses:
o	Increase of approximately $1.6 million in legal and consulting expenses primarily related to the LT Games litigation described in Note 11 of the Condensed Consolidated Financial Statements.

●	iGaming:
o	Increase of approximately $1.1 million in costs associated with our newly introduced iGaming segment.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.4 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

These increases were offset by:

●	Corporate development and due diligence expenses:
o

Net decrease of approximately $0.3 million in corporate development related expenses. In the prior year period we incurred $1.7 million in expenses related to the terminated Ongame Network Ltd. acquisition.

Research & development (“R&D”) expenses:

R&D expenses increased $1.9 million for the six months ended April 30, 2013 as compared to the same prior year period. The following projects have been the focus of our R&D efforts during the six months ended April 30, 2013:

●	EGM:
o

R&D efforts were spent on developing additional new EGM titles for the Equinox cabinet and to support ongoing business growth in Australia and geographic expansion into Asia, Latin America and the United States.

●	ETS:
o

Expenses primarily related to the development of updated ETS products including the next generation of the Table Master Fusion, and the multigame and concurrent gaming enhancements to the SHFL FUSION Hybrid Table Games and SHFL FUSION Virtual products as well as ongoing development of i-Table and i-Table Roulette.

●	Utility:
o	Expenses primarily related to development of next generation Utility products, as well as ongoing development of our existing Utility products.

●	PTG:
o	Ongoing enhancements to the successful progressive offerings on our table game titles including the development of our Nexus Command software and OWAP products.

●	iGaming:
o	Development of online content delivery platforms and versions of our table games for online social gaming and mobile applications.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended			Six Months Ended
	April 30,		Percentage	April 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$3,662	$3,107	17.9%	$7,442	$5,962	24.8%
Amortization	1,246	1,482	(15.9%)	2,497	2,871	(13.0%)
Total	4,908	4,589	7.0%	9,939	8,833	12.5%

Operating expenses:
Depreciation	1,022	939	8.8%	2,040	1,883	8.3%
Amortization	838	852	(1.6%)	1,677	1,681	(0.2%)
Total	1,860	1,791	3.9%	3,717	3,564	4.3%

Total:
Depreciation	4,684	4,046	15.8%	9,482	7,845	20.9%
Amortization	2,084	2,334	(10.7%)	4,174	4,552	(8.3%)
Total	$6,768	$6,380	6.1%	$13,656	$12,397	10.2%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended April 30, 2013 compared to three months ended April 30, 2012

Total depreciation and amortization included in gross margin increased 7.0% in the three months ended April 30, 2013 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are approaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 3.9% in the three months ended April 30, 2013 as compared to the same prior year period. The increase in depreciation expenses relates primarily to depreciation of infrastructure and equipment purchased in the prior year.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

Total depreciation and amortization included in gross margin increased 12.5% in the six months ended April 30, 2013 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are approaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 4.3% in the six months ended April 30, 2013 as compared to the same prior year period. The increase in depreciation expenses relates primarily to depreciation of infrastructure and equipment purchased in the prior year.

INCOME TAXES

Three months ended April 30, 2013 compared to three months ended April 30, 2012

The effective income tax rate for the three months ended April 30, 2013 decreased to 31.7% as compared to 32.4% in the prior year period. This decrease primarily reflects the following:

●	A decrease in the annual rate driven by a higher mix of forecasted foreign income over total income for the year; and
●	The prior year included nondeductible expenses for transaction costs related to the aquisition of Ongame Network Ltd, which increased the prior year rate.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

The effective income tax rate for the six months ended April 30, 2013 decreased to 29.4% as compared to 31.5% in the prior year period. This decrease primarily reflects the following:

●	A beneficial discrete adjustment was recorded to account for the reinstatement of the U.S Federal R&D Tax Credit;
●	A decrease in the annual rate driven by a higher mix of forecasted foreign income over total income for the year; and
●	The prior year included nondeductible expenses for transaction costs related to the aquisition of Ongame Network Ltd, which increased the prior year rate.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$11,865	$11,579	$286	2.5%
Sales - Shuffler	14,885	10,257	4,628	45.1
Sales - Chipper	706	292	414	141.8
Service	1,811	1,758	53	3.0
Other	1,250	1,104	146	13.2
Total sales and service	18,652	13,411	5,241	39.1
Total Utility segment revenue	$30,517	$24,990	$5,527	22.1%

Utility segment gross profit	$20,077	$16,154	$3,923	24.3%
Utility segment gross margin	65.8%	64.6%

Utility segment operating income	$17,507	$14,202	$3,305	23.3%
Utility segment operating margin	57.4%	56.8%

Shuffler unit information:
Lease units, end of period(1)	8,073	8,101	(28)	(0.3%)
Average monthly lease price	$468	$457	$11	2.4%

Sold units during the period	1,079	653	426	65.2%
Average sales price	$13,795	$15,708	$(1,913)	(12.2%)

Chipper unit information:
Lease units, end of period	212	195	17	8.7%

Sold during period	43	17	26	152.9%
Average sales price	$16,419	$17,176	$(757)	(4.4%)

(1) Certain unit information as of April 30, 2012 has been amended to reflect an adjustment to units. No changes were made to revenue.

Our Utility segment revenue for the three months ended April 30, 2013 increased $5.5 million as compared to the same prior year period, primarily due to the following:

●	A 45.1% increase in shuffler sales revenue:
o

An increase of 65.2% in the number of units sold, driven primarily by increased sales of approximately 385 iDeal shufflers as well as 150 MD3 shufflers in the United States and Asia. The iDeal shuffler sales were primarily driven by a significant sale of previously leased shufflers to a large casino customer in the United States; and

o

Offset by a 12.2% decrease in average sales price, driven primarily by the sale of previously leased shufflers described above. Sales of previously leased shufflers generally have a lower sales price than new models.

●	A 141.8% increase in chipper sales revenue:
o	An increase of 152.9% in the number of units sold, driven primarily by increased sales of Easy Chipper D and our newly introduced ChipStar chipper.

●	A 2.5% increase in lease revenue:
o	A 2.4% increase in the shuffler average lease price primarily driven by customers upgrading to new shuffler models at higher average lease prices;
o

An increase in the number of placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the quarter. The MD3 lease base has grown by approximately 800 units over the prior year; and

o	Offset by a decrease in the number of shufflers on lease primarily due to the significant sale of previously leased shufflers described above.

Utility gross profit increased 24.3% year over year and Utility gross margin increased 120 bps to 65.8% as compared to the same prior year period. The increase in gross profit and gross margin primarily related to the following:

●

The overall increase in total revenues as noted above, primarily driven by increases in the number of shufflers sold and the significant sale of previously leased shufflers to a large casino customer in the United States; and

●	Decreased amortization of intangible assets associated with Easy Chipper and one2six as the related intangible assets are approaching the end of their estimated useful lives.

Utility operating income increased 23.3% for the three months ended April 30, 2013 as compared to the same prior year period and operating margin increased 60 bps to 57.4%. These changes primarily related to the changes described in gross profit and gross margin above.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	Six Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$23,963	$22,872	$1,091	4.8%
Sales - Shuffler	24,952	15,450	9,502	61.5
Sales - Chipper	1,058	460	598	130.0
Service	3,555	3,466	89	2.6
Other	2,273	2,358	(85)	(3.6)
Total sales and service	31,838	21,734	10,104	46.5
Total Utility segment revenue	$55,801	$44,606	$11,195	25.1%

Utility segment gross profit	$36,134	$27,337	$8,797	32.2%
Utility segment gross margin	64.8%	61.3%

Utility segment operating income	$31,199	$23,652	$7,547	31.9%
Utility segment operating margin	55.9%	53.0%

Shuffler unit information:
Lease units, end of period(1)	8,073	8,101	(28)	(0.3% )
Average monthly lease price	$473	$461	$12	2.6%

Sold units during the period	1,771	1,002	769	76.7%
Average sales price	$14,089	$15,419	$(1,330)	(8.6% )

Chipper unit information:
Lease units, end of period	212	195	17	8.7%

Sold during period	68	24	44	183.3%
Average sales price	$15,559	$19,167	$(3,608)	(18.8% )

(1) Certain unit information as of April 30, 2012 has been amended to reflect an adjustment to units. No changes were made to revenue.

Our Utility segment revenue for the six months ended April 30, 2013 increased $11.2 million as compared to the same prior year period, primarily due to the following:

●	A 61.5% increase in shuffler sales revenue:
o

An increase of 76.7% in the number of units sold, driven primarily by increased sales of approximately 450 iDeal shufflers as well as 400 MD3 shufflers in the United States and Asia. The iDeal shuffler sales in the current period were primarily driven by a significant sale of previously leased shufflers to a large casino customer in the United States; and

o

Offset by an 8.6% decrease in average sales price, driven primarily by the significant sale of previously leased shufflers described above. Sales of previously leased shufflers generally have a lower sales price than new models.

●	A 4.8% increase in lease revenue:
o	A 2.6% increase in the shuffler average lease price primarily driven by customers upgrading to new shuffler models at higher average lease prices;
o

An increase in the number of placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the period. The MD3 lease base has grown by approximately 800 units over the prior year; and

o	Offset by a decrease in the number of shufflers on lease primarily due to the significant sale of previously leased shufflers described above.

●	A 130.0% increase in chipper sales revenue:
o	An increase of 183.3% in the number of units sold, driven primarily by increased sales of Easy Chipper D and our newly introduced ChipStar chipper; and
o	Offset by an 18.8% decrease in chipper average sales price.

Utility gross profit increased 32.2% year over year and Utility gross margin increased 350 bps to 64.8% as compared to the same prior year period. The increase in gross profit and gross margin primarily related to the following:

●

The overall increase in total revenues as noted above, primarily driven by increases in the number of shufflers sold and the significant sale of previously leased shufflers to a large casino customer in the United States; and

●	Decreased amortization of intangible assets associated with Easy Chipper and one2six as the related intangible assets are approaching the end of their estimated useful lives.

Utility operating income increased 31.9% for the six months ended April 30, 2013 as compared to the same prior year period and operating margin increased 290 bps to 55.9%. These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended
	April 30,		Increase	Percentage
	2013	2012 *	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$12,993	$11,732	$1,261	10.7%
Sales	948	71	877	1,235.2%
Service	23	36	(13)	(36.1%)
Other	39	47	(8)	(17.0%)
Total sales and service revenue	1,010	154	856	555.8
Total PTG segment revenue	$14,003	$11,886	$2,117	17.8%

PTG segment gross profit	$11,509	$9,750	$1,759	18.0%
PTG segment gross margin	82.2%	82.0%

PTG segment operating income	$9,991	$8,769	$1,222	13.9%
PTG segment operating margin	71.3%	73.8%

PTG unit information:
Premium units, end of period	2,804	2,667	137	5.1%
Side bet units, end of period	2,869	2,488	381	15.3%
Progressive units, end of period	1,245	1,108	137	12.4%
Add-on units, end of period	497	319	178	55.8%
Total revenue generating lease base	7,415	6,582	833	12.7%

Average monthly lease/license price	$584	$594	$(10)	(1.7%)

Sold during period	12	2	10	500.0%
Average sales price	$79,000	$35,500	$43,500	122.5%

*The results of our iGaming segment for the prior year have been reported separately in the current year. Therefore, we have removed iGaming revenues and expenses that were previously reported in PTG to conform to the current year presentation.

Total PTG segment revenue for the three months ended April 30, 2013 increased $2.1 million as compared to the same prior year period, primarily due to the following:

●	A 10.7% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold “Em and Mississippi Stud;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker Progressive and Ultimate Texas Hold “Em Progressive; and
o	Increased revenue from placements of 6 Card Bonus add-on for Three Card Poker and the purchased install base and placements of the Fire Bet side bet.

●	An increase in sales of table game licenses:
o	Increase in the number of licenses sold to 12 compared to 2 in the prior year period; and
o	A 122.5% increase in average sales price, driven by a change in the mix of table game licenses sold.

PTG gross profit increased 18.0% year over year primarily due to the overall increase in total revenue described above. PTG gross margin did not change significantly year over year and was 82.2% for the quarter ended April 30, 2013.

PTG operating income increased 13.9% year over year, and operating margin decreased 250 bps to 71.3% as compared to the same prior year period. The increase in operating income is primarily related to the increase in total revenue described above and the decrease in operating margin is primarily related to the following:

●	An increase in operating expenses driven in part by increased amortization from intangible assets acquired in the prior year in connection with the purchase of Fire Bet; and

●	Offset by the increase in gross profit referred to above.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	SixMonths Ended
	April 30,		Increase	Percentage
	2013	2012 *	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$25,714	$23,055	$2,659	11.5%
Sales	968	71	897	1,263.4%
Service	47	65	(18)	(27.7%)
Other	102	120	(18)	(15.0%)
Total sales and service revenue	1,117	256	861	336.3
Total PTG segment revenue	$26,831	$23,311	$3,520	15.1%

PTG segment gross profit	$22,014	$19,042	$2,972	15.6%
PTG segment gross margin	82.0%	81.7%

PTG segment operating income	$18,444	$17,215	$1,229	7.1%
PTG segment operating margin	68.7%	73.8%

PTG unit information:
Premium units, end of period	2,804	2,667	137	5.1%
Side bet units, end of period	2,869	2,488	381	15.3%
Progressive units, end of period	1,245	1,108	137	12.4%
Add-on units, end of period	497	319	178	55.8%
Total revenue generating lease base	7,415	6,582	833	12.7%

Average monthly lease/license price	$578	$584	$(6)	(1.0%)

Sold during period	13	2	11	550.0%
Average sales price	$74,462	$35,500	$38,962	109.8%

*The results of our iGaming segment for the prior year have been reported separately in the current year. Therefore, we have removed iGaming revenues and expenses that were previously reported in PTG to conform to the current year presentation.

Total PTG segment revenue for the six months ended April 30, 2013 increased $3.5 million as compared to the same prior year period, primarily due to the following:

●	An 11.5% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold “Em and Mississippi Stud;
o	Increased placements of progressive units in the United States, primarily Three Card Poker Progressive, Fortune Pai Gow Poker Progressive and Ultimate Texas Hold “Em Progressive; and
o	Increased revenue from placements of 6 Card Bonus add-on for Three Card Poker and the purchased install base and placements of the Fire Bet side bet.

●	An increase in sales of table game licenses:
o	Increase in the number of licenses sold to 13 compared to 2 in the prior year period; and
o	A 109.8% increase in average sales price, driven by a change in the mix of table game licenses sold.

PTG gross profit increased 15.6% year over year primarily due to the overall increase in total revenue described above. PTG gross margin did not change significantly year over year and was 82.0% for the six month period ended April 30, 2013.

PTG operating income increased 7.1% year over year, and operating margin decreased 510 bps to 68.7% as compared to the same prior year period. The increase in operating income is primarily related to the increase in gross profit described above and the decrease in operating margin is primarily related to the following:

●	An increase in operating expenses driven in part by increased amortization from intangible assets acquired in the prior year in connection with the purchase of Fire Bet; and

●	Corporate development expenses of approximately $0.5 million incurred in the first quarter of 2013 primarily related to due diligence that we explored and determined not to pursue.

Electronic Table Systems Segment Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$4,118	$3,512	$606	17.3%
Sales	2,168	1,368	800	58.5%
Service	134	152	(18)	(11.8% )
Other	693	1,834	(1,141)	(62.2% )
Total sales and service revenue	2,995	3,354	(359)	(10.7% )
Total ETS segment revenue	$7,113	$6,866	$247	3.6%

ETS segment gross profit	$2,483	$2,684	$(201)	(7.5% )
ETS segment gross margin	34.9%	39.1%

ETS segment operating income (loss)	$(777)	$(838)	$61	(7.3% )
ETS segment operating margin	(10.9% )	(12.2% )

ETS unit information:

SHFL FUSION Hybrid, Table Master and SHFL FUSION Virtual:
Lease seats, end of period	2,370	2,339	31	1.3%
Average monthly lease price	$544	$488	$56	11.5%

Sold during the period	91	82	9	11.0%
Average sales price	$21,969	$16,683	$5,286	31.7%

i-Table:
Installed base, end of period	99	54	45	83.3%

Total ETS segment revenue for the three months ended April 30, 2013 increased $0.2 million as compared to the same prior year period, primarily due to the following:

●	A 58.5% increase in sales revenue:
o	Increase of 20.7% in seats sold driven primarily by SHFL FUSION Virtual upgrades in Australia; and
o	An increase of 31.7% in average sales price. In the prior year, average sales price was lower primarily due to discounts on refurbished units sold in Latin America.

●	An increase of 17.3% in royalties and leases revenue:
o

An 11.5% increase in the average lease price, driven primarily by a change in the mix of products on lease and an increase in revenue from seats in electronic-only markets such as Maryland. As Maryland has approved live gaming we expect ETS revenues from that market to decline in future periods.

These increases were offset by a 62.2% decrease in revenue from the sale of conversions, parts and peripherals.

ETS gross profit decreased 7.5% and gross margin decreased 420 bps to 34.9% as compared to the same prior year period.  The decrease in gross profit and gross margin are due to the following:

●

Increased depreciation on the Table Master leased and available for lease machines. As we prepare to launch the new Table Master Fusion in the latter half of the year, we have shortened the estimated economic life of the leased and available for lease machines;

●	Decreased revenue from conversions, parts and peripherals, which are typically at higher margins; and

●	Offset by the increase in average lease price and average sales price described above.

ETS operating loss decreased 7.3% for the three months ended April 30, 2013 as compared to the same prior year period. The decrease in operating loss is primarily related to the following:

●	A decrease in R&D related expenses from the prior year. In the prior year we incurred expenses related to development of our new ETS products.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	Six Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$8,358	$6,768	$1,590	23.5%
Sales	4,384	5,751	(1,367)	(23.8%)
Service	283	301	(18)	(6.0%)
Other	1,193	2,310	(1,117)	(48.4%)
Total sales and service revenue	5,860	8,362	(2,502)	(29.9%)
Total ETS segment revenue	$14,218	$15,130	$(912)	(6.0%)

ETS segment gross profit	$5,453	$6,813	$(1,360)	(20.0%)
ETS segment gross margin	38.4%	45.0%

ETS segment operating income (loss)	$(703)	$(121)	$(582)	481.0%
ETS segment operating margin	(4.9%)	(0.8%)

ETS unit information:

SHFL FUSION Hybrid, Table Master and SHFL FUSION Virtual:
Lease seats, end of period	2,370	2,339	31	1.3%
Average monthly lease price	$556	$470	$86	18.3%

Sold during the period	188	294	(106)	(36.1%)
Average sales price	$21,670	$19,561	$2,109	10.8%

i-Table:
Installed base, end of period	99	54	45	83.3%

Total ETS segment revenue for the six months ended April 30, 2013 decreased $0.9 million as compared to the same prior year period, primarily due to the following:

●	A 23.8% decrease in sales revenue:
o	Decrease of 73.6% in SHFL FUSION Hybrid Table Games seats sold in Australia and Asia. The prior year included a significant sale to a large casino customer in Australia;
o	Offset by a 66.7% increase in the sales revenue from SHFL FUSION Virtual upgrades in Australia; and
o	Further offset by the 10.8% increase in average sales price driven by discounts given in the prior year on refurbished units sold in Asia and Latin America.

●	A 48.4% decrease in revenue from the sale of conversions, parts and peripherals.

These decreases were offset by:

●	An increase of 23.5% in royalties and leases revenue:
o

An 18.3% increase in the average lease price, driven primarily by the mix of products on lease and an increase in revenue from seats in electronic-only markets such as Maryland. As Maryland has approved live gaming we expect ETS revenues from that market to decline in future periods; and

o	A 1.3% increase in the number of seats on lease, primarily driven by SHFL FUSION Hybrid Table Games in Asia and SHFL FUSION Virtual in the United States.

ETS gross profit decreased 20.0% year over year and gross margin decreased 660 bps to 38.4% as compared to the same prior year period.  The decrease in gross profit and gross margin are due to the following:

●

Increased depreciation on the Table Master leased and available for lease machines. As we prepare to launch the new Table Master Fusion in the latter half of the year we have shortened the estimated economic life of the leased and available for lease machines;

●	Decreased revenue from conversions, parts and peripherals, which are typically at higher margins; and

●	Offset by the increase in average lease price and average sales price described above.

ETS operating loss increased 481.0% for the six months ended April 30, 2013 as compared to the same prior year period. The decrease in operating income is primarily related to the following:

●	The decrease in gross profit noted above; and

●	Offset by a decrease in the amount of R&D. In the prior year we incurred expenses related to development of our new ETS products.

Electronic Gaming Machines Segment Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$267	$124	$143	115.3%
Sales	23,366	20,728	2,638	12.7%
Service	35	27	8	29.6%
Other	2,077	1,365	712	52.2%
Total sales and service revenue	25,478	22,120	3,358	15.2%
Total EGM segment revenue	$25,745	$22,244	$3,501	15.7%

EGM segment gross profit	$15,994	$13,833	$2,161	15.6%
EGM segment gross margin	62.1%	62.2%

EGM segment operating income	$10,820	$10,394	$426	4.1%
EGM segment operating margin	42.0%	46.7%

EGM unit information:
Lease seats, end of period	336	351	(15)	(4.3% )

Sold during period	1,192	1,044	148	14.2%
Average sales price	$19,602	$19,854	$(252)	(1.3% )

Total EGM segment revenue for the three months ended April 30, 2013 increased $3.5 million as compared to the same prior year period, primarily due to the following:

●	A 12.7% increase in sales revenue:
o	Driven by the 14.2% increase in units sold primarily in Australia and Asia;
o	We recognized our first sales of EGMs in the United States in the current quarter; and
o	Partially offset by a 1.3% decrease in average sales price, which was primarily due to foreign exchange effects. The average sales price in Australian dollars increased by 0.4%.

●	A 52.2% increase in revenue from conversions, parts and peripherals.

Lease revenue also increased primarily due to an increase of machines on participation arrangements and the performance of our machines in Mexico.

EGM gross profit increased 15.6% year over year, and EGM gross margin remained relatively flat at 62.1%. The increase in gross profit primarily related to the following:

●	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold.

EGM operating income increased 4.1% for the three months ended April 30, 2013 as compared to the same prior year period. EGM operating margin decreased 470 bps to 42.0% for the three months ended April 30, 2013 as compared to the same prior year period. The increase in operating income is primarily related to the increase in gross profit noted above and the decrease in operating margin primarily related to the following:

●	An increase in EGM R&D expenses in the current quarter as compared to the prior year.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	Six Months Ended April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts

EGM segment revenue:
Lease revenue	$558	$205	$353	172.2%
Sales	35,200	33,910	1,290	3.8%
Service	57	32	25	78.1%
Other	3,247	2,595	652	25.1%
Total sales and service revenue	38,504	36,537	1,967	5.4%
Total EGM segment revenue	$39,062	$36,742	$2,320	6.3%

EGM segment gross profit	$24,087	$22,800	$1,287	5.6%
EGM segment gross margin	61.7%	62.1%

EGM segment operating income	$15,221	$16,247	$(1,026)	(6.3%)
EGM segment operating margin	39.0%	44.2%

EGM unit information:
Lease seats, end of period	336	351	(15)	(4.3%)

Sold during period	1,775	1,705	70	4.1%
Average sales price	$19,831	$19,889	$(58)	(0.3%)

Total EGM segment revenue for the six months ended April 30, 2013 increased $2.3 million as compared to the same prior year period, primarily due to the following:

●	A 3.8% increase in sales revenue:
o	Driven by the 4.1% increase in units sold. The prior year included a significant sale to a large customer in Australia; and
o	We recognized our first sales of EGMs in the United States in the current period.

●	A 25.1% increase in revenue from conversions, parts and peripherals.

Lease revenue also increased primarily due to an increase of machines on participation arrangements and the performance of our machines in Mexico.

EGM gross profit increased 5.6% year over year, and EGM gross margin remained relatively flat at 61.7%. The increase in gross profit primarily related to the following:

●	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold.

EGM operating income decreased 6.3% and operating margin also decreased 520 bps to 39.0% for the six months ended April 30, 2013 as compared to the same prior year period. The decreases in operating income and operating margin primarily related to the following:

●	An increase in EGM R&D expenses in the current period as compared to the prior year; and

●	Offset by the increase in total EGM gross profit as noted above.

iGaming Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

iGaming segment revenue:
Revenue	$36	$68	$(32)	(47.1%)
Total Internet segment revenue	$36	$68	$(32)	(47.1%)

iGaming segment gross profit	$31	$68	$(37)	(54.4%)
iGaming segment gross margin	86.1%	100.0%

iGaming segment operating income (loss)	$(1,766)	$(2,033)	$267	(13.1%)
iGaming segment operating margin	(4,905.6%)	(2,989.7%)

In the current year we have separately reported the results of our iGaming segment, which were previously combined with the PTG segment. The prior year results that were previously reported in the PTG segment were reclassified for current reporting and comparison purposes. In the current year, we expect to generate revenue from providing online versions of our games in real money gambling regulated markets, licensing our content to additional online operators, and launching free-to-play online versions of our games. In order to achieve these milestones we have incurred costs related to establishing a sales office and sales team, obtaining regulatory approvals and integrating our platform with site operators. Additionally, we are developing online versions of our games for distribution on our content delivery platform.  We will also continue to protect the integrity of our valuable brands by pursuing online operators that infringe upon our intellectual property, which has provided the majority of our historical revenues in this segment.

Total iGaming segment revenue for the three months ended April 30, 2013 and 2012 related primarily to settlement and license fees from online operators for prior use of our intellectual property.

Gross profit decreased year over year primarily related to the decrease in revenues. In the current quarter and in the prior year there were little direct costs and therefore segment margin was not significantly affected by direct costs.

iGaming operating loss decreased 13.1% for the three months ended April 30, 2013 as compared to the same prior year period. The decrease in operating loss primarily related to the following:

●

A reduction in expense related to due diligence and professional fees for the terminated Ongame Network Ltd. acquisition. We incurred $1.5 million related to the terminated acquisition in the prior year period;

●

Offset by an increase in SG&A costs related to expenditures to assemble our sales team, operate our iGaming sales office in Gibraltar and obtain the regulatory approvals for the content delivery platform and related game content; and

●

Further offset by an increase in R&D expenses related primarily to increased headcount of personnel for the development of games and to oversee the integration of our online content delivery platform with site operators.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	Six Months Ended April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

iGaming segment revenue:
Revenue	$286	$2,318	$(2,032)	(87.7%)
Total Internet segment revenue	$286	$2,318	$(2,032)	(87.7%)

iGaming segment gross profit	$278	$2,318	$(2,040)	(88.0%)
iGaming segment gross margin	97.2%	100.0%

iGaming segment operating income (loss)	$(2,926)	$(574)	$(2,352)	409.8%
iGaming segment operating margin	(1,023.1%)	(24.8%)

Total iGaming segment revenue for the six months ended April 30, 2013 decreased $2.0 million as compared to the same prior year period due to less settlement and license fees from online operators for prior use of our intellectual property. The prior year period included significant revenues from settlement and license fees.

Gross profit decreased year over year primarily related to the decrease in revenues described above. In the current year period and in the prior year there were little direct costs and therefore segment margin was not significantly affected by direct costs.

iGaming operating income decreased $2.4 million for the six months ended April 30, 2013 as compared to the same prior year period. The decrease in operating income and operating margin primarily related to the following:

●	The decrease in gross profit described above;

●

An increase in SG&A costs related to expenditures to assemble our sales team, operate our iGaming sales office in Gibraltar and obtain the regulatory approvals for the content delivery platform and related game content;

●

An increase in R&D expenses related primarily to increased headcount of personnel for the development of games and to oversee the integration of our online content delivery platform with site operators; and

●

Offset by a reduction in expense related to due diligence and professional fees for the terminated Ongame Network Ltd. acquisition. We incurred $1.7 million related to the terminated acquisition in the prior year period.

Unallocated Corporate Operating Results

Three months ended April 30, 2013 compared to three months ended April 30, 2012

	Three Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Unallocated corporate loss	$(18,648)	$(15,734)	$(2,914)	(18.5%	)

Unallocated corporate operating loss increased $2.9 million to $18.6 million for the quarter ended April 30, 2013 as compared to the prior year period, primarily due to the following:

●	Compensation and related expenses:
o

Increase of approximately $1.3 million in payroll and related expenses driven primarily by increased headcount across various support departments. These expenses are primarily reported as selling, general and administrative expense in our  Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.

●	Consulting and professional fees:
o	Increase of approximately $0.7 million in consulting expenses and professional accounting fees primarily related to corporate development activities.

●	Litigation and legal expense:
o	Increase of approximately $0.4 million in legal and litigation costs primarily related to outside legal firm consultation and representation.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.4 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

	SixMonths Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Unallocated corporate loss	$(34,529)	$(30,545)	$(3,984)	(13.0%)

Unallocated corporate operating loss increased $4.0 million to $34.5 million for the six months ended April 30, 2013 as compared to the prior year period, primarily due to the following:

●	Compensation and related expenses:
o

Increase of approximately $2.2 million in payroll and related expenses driven primarily by increased headcount across various support departments. These expenses are primarily reported as selling, general and administrative expense in our  Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.

●	Consulting and professional fees:
o	Increase of approximately $0.6 million in consulting expenses and professional accounting fees primarily related to corporate development activities.

●	Litigation and legal expense:
o	Increase of approximately $0.5 million in legal and litigation costs primarily related to outside legal firm consultation and representation.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.4 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources has been cash on hand, cash from operations and various forms of debt. We use cash to fund growth in our operating assets, including inventory and products leased and held for lease, to fund new products through both research and development and strategic acquisitions of businesses and intellectual property. We expect capital expenditures for property and equipment to increase in the remainder of fiscal 2013 related to the construction of our new consolidated facility in Las Vegas. Based on past performance and current expectations, we believe these resources will satisfy our needs for working capital, capital expenditures, debt service and other liquidity requirements associated with our existing operations for the next 12 months.

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of April 30, 2013 was 0.09 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of April 30, 2013 was 0.07 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of April 30, 2013 was 124.22 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $31.7 million as of April 30, 2013 and $22.5 million as of October 31, 2012. Amounts held by foreign subsidiaries could be subject to U.S. income taxation upon repatriation to the United States. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	April 30,	October 31,	Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except ratios)

Cash and cash equivalents	$40,808	$24,160	$16,648	68.9%
Working capital	$104,378	$75,156	$29,222	38.9%
Current ratio	3.4 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Six Months Ended April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$18,253	$20,604	$(2,351)	(11.4%	)
Net cash used in investing activities	(10,058)	(19,974)	(9,916)	(49.6%	)
Net cash provided by financing activities	8,602	(695)	9,297	(1,337.7%	)
Effects of exchange rates	(149)	840	(989)	(117.7%	)
Net change in cash and cash equivalents	$16,648	$775

 Operating

Cash flows provided by operating activities decreased $2.4 million for the six months ended April 30, 2013 compared to the same prior year period, primarily due to following:

●	An increase in cash paid for income tax liabilities of $4.6 million compared to the same prior year period; and

●	An increase in cash used for inventory of approximately $2.3 million. We have increased our inventory levels in the current period primarily related to our plans to place EGMs in the United States.

Offset by the following:

●	A decrease in cash used for accounts payable and accrued liabilities of $2.0 million; and

●	Improved operating performance which led to an increase in net income of $1.5 million.

Investing

Cash used in investing activities decreased $9.9 million for the six months ended April 30, 2013 compared to the same prior year period, primarily due to the following:

●	Proceeds received from the sale of lease assets increased $4.1 million due to an increase in the number of leased assets sold compared to the prior year;

●

Purchases of intangible assets decreased approximately $4.0 million due to minimal activity in the current year. In the prior year we purchased intangible assets related primarily to the licenses to be used in our EGM segment;

●	Decrease of $3.9 million in acquired intellectual property and games which were recorded as a business acquisition for accounting purposes compared to the prior year; and

●	Offset by an increase of $2.1 million in purchases of property and equipment primarily related to our new consolidated facility currently being constructed in Las Vegas.

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Six Months Ended
	April 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(6,623)	$(6,706)	$(83)	(1.2%	)
Purchases of property and equipment	(6,371)	(4,240)	2,131	50.3%
Purchases of intangible assets	(139)	(4,103)	(3,964)	(96.6%	)
Total capital expenditures	$(13,133)	$(15,049)

Financings

Cash flows provided by financing activities increased $9.3 million for the six months ended April 30, 2013 compared to the same prior year period, primarily due to following:

●	Net draws on our Revolver were $6.0 million as compared to a net payments of $16.0 million during the six months ended April 30, 2012; and

●	Offset by decreased proceeds from issuances of common stock of $12.1 million, due to a decrease in the number of option exercised in the current period compared to the prior year period.

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

Loans under the Revolver (other than Swing Line Loans, as defined) bear interest based on the Base Rate, as defined, or LIBOR, as elected by us. Base Rate interest is calculated at the Base Rate plus the applicable margin and the Base Rate is the highest of:

●	the Federal Funds Rate plus .50%;

●	the prime commercial lending rate of the Administrative Agent, as defined; and

●	the one month LIBOR rate for such day plus 2.00%.

Swing Line Loans bear interest at the Base Rate plus the applicable margin. Borrowings under the Revolver may be used for working capital, capital expenditures and general corporate purposes (including share repurchases).

As of April 30, 2013, the amount drawn under the Revolver was $6.0 million and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $194 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after, October 29, 2015.

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

DEBT, OTHER LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

Our contractual obligations have not changed materially from the amounts disclosed in our Annual Report on Form 10-K as of October 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have material off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Our critical accounting policies are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign exchange rates. A discussion of our primary market risks is presented below.

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and six months ended April 30, 2013 and 2012, were the Australian dollar and the Euro.  Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of April 30, 2013, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

For information on Legal Proceedings and significant developments in any of the cases disclosed in our Annual Report on Form 10-K for the year ended October 31, 2012, see Note 11 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a complete description of the facts and circumstances surrounding material litigation to which we are a party, see our Annual Report on Form 10-K for the year ended October 31, 2012.

ITEM 1A. RISK FACTORS

A description of certain factors that may affect our future results and risk factors is set forth in our Annual Report on Form 10-K for the year ended October 31, 2012.  For the three and six months ended April 30, 2013, there were no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under the Stock Buyback Program (1)
February 1 through February 28, 2013	-	$-	-	$21,077
March 1 through March 31, 2013	-	-	-	21,077
April 1 through April 30, 2013	-	-	-	21,077
Total	-	$-	-

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of April 30, 2013, $21.1 million remained outstanding under our board authorization.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01. Entry into a Material Definitive Agreement.

The disclosure under Item 5.02(e) below is hereby incorporated by reference into this Item 1.01.

Item 5.02(e). Compensatory Arrangements of Certain Officers.

At the Annual Meeting of Shareholders held on March 14, 2013, our shareholders approved the SHFL entertainment, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The approved plan replaced all prior plans.  The number of shares available for grant under the 2012 Plan included 6.7 million shares of common stock plus shares remaining available for grants under existing plans being replaced by the 2012 Plan (the 2004 Equity Incentive Plan and 2004 Equity Incentive Plan for Non-Employee Directors).

A description of the material terms of the 2012 Plan is set forth in Proposal 2 of our Proxy Statement on Schedule 14A, filed with the SEC on February 1, 2013, and such description is hereby incorporated by reference into the disclosure set forth under this Item 5.02(e).

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

3.4	Amended and Restated Bylaws of the Registrant, effective December 13, 2012 (Incorporated by reference to exhibit 3.1 to our Current Report on Form 8-K, filed December 17, 2012).
3.5

Articles of Amendment of Articles of Incorporation (Changing Name) of the Registrant, as amended September 28, 2012 (Incorporated by reference to exhibit 3.1 in our Current Report on Form 8-K, filed October 2, 2012).

3.6

Articles of Amendment of Articles of Incorporation (Restating Articles of Incorporation) of the Registrant as amended September 28, 2012 (Incorporated by reference to exhibit 3.2 in our Current Report on Form 8-K, filed October 2, 2012).

4.1

Registration Rights Agreement dated May 13, 2004, by and between Casinos Austria AG on the one hand and the Registrant on the other hand (Incorporated by reference to exhibit 10.2 in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004).

10.1	SHFL entertainment, Inc. 2012 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 32.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

*     Exhibits 32.1 and 32.2 are furnished to accompany this Quarterly Report on Form 10-Q but shall not be deemed filed for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise and shall not be deemed incorporated by reference into any registration statements filed under the Securities Act of 1933.

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
Date: June 4, 2013
/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)