Form 10-Q
period 2013-07-31
SHFL entertainment Inc.
filed 2013-09-06
CIK 718789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-20820

SHFL entertainment, Inc.

(Exact name of registrant as specified in its charter)

Minnesota		41-1448495
(State or Other Jurisdiction		(IRS Employer Identification No.)
of Incorporation or Organization)

6650 El Camino Road, Las Vegas	NV	89118
(Address of Principal	(State)	(Zip Code)
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

As of September 4, 2013, there were 56,623,747 shares of our $.01 par value common stock outstanding.

SHFL ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2013

PART I

ITEM 1.  FINANCIAL STATEMENTS

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Revenue:
Product leases and royalties	$29,349	$27,830	$87,941	$80,730
Product sales and service	44,185	35,556	121,791	104,763
Total revenue	73,534	63,386	209,732	185,493
Costs and expenses:
Cost of leases and royalties	10,484	9,475	30,938	27,853
Cost of sales and service	17,272	13,889	45,050	39,308
Gross profit	45,778	40,022	133,744	118,332
Selling, general and administrative	27,257	19,007	71,169	55,991
Research and development	10,052	7,622	27,400	23,074
Total costs and expenses	65,065	49,993	174,557	146,226

Income from operations	8,469	13,393	35,175	39,267

Other income (expense):
Interest income	209	116	551	429
Interest expense	(266)	(367)	(789)	(1,222)
Other, net	228	180	498	209
Total other income (expense)	171	(71)	260	(584)
Income from operations before tax	8,640	13,322	35,435	38,683
Income tax provision	2,231	2,898	10,122	10,875
Net income	$6,409	$10,424	$25,313	$27,808

Basic earnings per share:	$0.11	$0.19	$0.44	$0.50
Diluted earnings per share:	$0.11	$0.18	$0.44	$0.49

Weighted average shares outstanding:
Basic	57,117	56,284	56,927	55,700
Diluted	57,789	57,029	57,623	56,445

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Net income	$6,409	$10,424	$25,313	$27,808
Currency translation adjustment	(10,559)	(3,436)	(10,666)	(10,538)
Total comprehensive income	$(4,150)	$6,988	$14,647	$17,270

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	July 31, 2013	October 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$41,819	$24,160
Accounts receivable, net of allowance for bad debts of $391 and $491	39,332	45,708
Investment in sales-type leases and notes receivable, net of allowance for bad debts of $42 and $8	9,366	9,287
Inventories	31,335	21,906
Prepaid income taxes	10,879	4,053
Deferred income taxes	3,782	4,622
Other current assets	7,467	6,901
Total current assets	143,980	116,637
Investment in sales-type leases and notes receivable, net of current portion	8,772	6,310
Products leased and held for lease, net	32,275	34,639
Property and equipment, net	30,217	17,417
Intangible assets, net	54,861	62,836
Goodwill	85,435	84,950
Deferred income taxes	3,173	5,183
Other assets	2,510	3,079
Total assets	$361,223	$331,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,386	$6,702
Accrued liabilities and other current liabilities	21,337	22,402
Deferred income taxes	16	16
Customer deposits	3,714	3,383
Income tax payable	3,738	4,179
Deferred revenue	4,595	4,799
Current portion of long-term debt	530	-
Total current liabilities	47,316	41,481
Long-term debt	1,296	1,303
Other long-term liabilities	1,690	2,004
Deferred income taxes	2,528	1,493
Total liabilities	52,830	46,281
Commitments and contingencies (See Note 11)
Shareholders' equity:
Common stock, $0.01 par value; 151,368 shares authorized; 56,612 and 55,973 shares issued and outstanding	566	560
Additional paid-in capital	144,728	135,758
Retained earnings	144,757	119,444
Accumulated other comprehensive income	18,342	29,008
Total shareholders' equity	308,393	284,770
Total liabilities and shareholders' equity	$361,223	$331,051

See Notes to Unaudited Condensed Consolidated Financial Statements.

SHFL ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended, July 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$25,313	$27,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,440	18,657
Amortization of debt issuance costs and debt discount	357	357
Share-based compensation	4,543	3,063
Provision for bad debts	364	113
Write-down for inventory obsolescence	434	533
Loss from disposal of assets	111	231
Profit on sale of leased assets	(4,153)	(721)
Excess tax benefit from stock option exercises	(907)	(1,370)
Changes in operating assets and liabilities:
Accounts receivable and investment in sales-type leases and notes receivable	(253)	(5,191)
Inventories	(11,006)	(3,261)
Accounts payable and accrued liabilities	3,780	(2,658)
Customer deposits and deferred revenue	435	561
Income taxes payable	(290)	3,300
Deferred income taxes	3,372	2,590
Prepaid income taxes	(6,847)	(4,714)
Other	(973)	(3,430)
Net cash provided by operating activities	34,720	35,868
Cash flows from investing activities:
Proceeds from sale of leased assets	6,285	1,640
Payments for products leased and held for lease	(10,785)	(11,227)
Purchases of property and equipment	(13,727)	(5,852)
Purchases of intangible assets	(1,807)	(4,333)
Acquisition of business	(1,590)	(5,500)
Other	(549)	(690)
Net cash used by investing activities	(22,173)	(25,962)

Cash flows from financing activities:
Proceeds from Revolver	8,000	11,000
Debt payments on Revolver	(8,000)	(34,000)
Proceeds from issuance of common stock, net	4,420	16,238
Excеss tax bеnеfit from stock option еxеrcisеs	907	1,370
Other	(42)	(43)
Net cash provided by (used in) financing activities	5,285	(5,435)
Effect of exchange rate changes on cash	(173)	1,370
Net increase in cash and cash equivalents	17,659	5,841
Cash and cash equivalents, beginning of year	24,160	22,189
Cash and cash equivalents, end of period	$41,819	$28,030

Non-cash investing activities
Noncash additions to property and equipment included in accounts payable	$2,810	$-

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

In the opinion of our management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments necessary to fairly state, in all material respects, our results for the periods presented. These Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2012 Annual Report on Form 10-K filed with the SEC on December 21, 2012.  The results of operations for the three and nine months ended July 31, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Recently issued accounting standards or updates – adopted

In the current year, we adopted an Accounting Standards Update (“ASU”) which requires other comprehensive income to be presented with net income in one continuous statement or in a separate statement consecutively following net income. We adopted the ASU as of November 1, 2012 and chose to present comprehensive income in a separate Condensed Consolidated Statement of Comprehensive Income.

Recently issued accounting standards or updates – not adopted

In March 2013, the FASB issued an ASU requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary. This ASU will be effective prospectively for our 2015 first quarter and is not expected to have a material impact on our financial statements.

Proposed Merger with Bally Technologies, Inc.

On July 15, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Bally Technologies, Inc., a Nevada corporation ("Bally"), and Manhattan Merger Corp., a Minnesota corporation and an indirect, wholly-owned subsidiary of Bally (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Bally. The Merger Agreement was unanimously approved by our board of directors and a committee of disinterested directors of our board of directors.

At the effective time of the proposed Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each share of SHFL’s common stock, par value $0.01 (“SHFL Common Stock”) issued and outstanding immediately prior to such time, other than shares of SHFL Common Stock owned by SHFL, Bally or Merger Sub (each of which will be cancelled) and shares of SHFL Common Stock with respect to which appraisal rights are properly exercised and not withdrawn under Minnesota law, shall be automatically cancelled and converted into the right to receive $23.25 in cash, without interest. If the proposed Merger is consummated, shares of SHFL Common Stock will be delisted from the NASDAQ. No assurance can be given that the Merger will be completed.

Consummation of the proposed Merger is subject to customary conditions, including without limitation (i) the required approval of the Merger Agreement by SHFL’s shareholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended (the “HSR Act”) (which waiting period, as previously announced, expired as of 11:59 p.m. EDT on August 26, 2013 with no action by the Federal Trade Commission or the Department of Justice), (iii) the receipt of specified licenses, permits, and other approvals relating to SHFL’s gaming operations issued by certain governmental authorities, (iv) the absence of any law or order that is in effect and restrains, enjoins or otherwise prohibits the proposed Merger, (v) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement (subject to customary materiality qualifiers) and (vi) the absence of any change, effect, development or circumstance that, individually or in the aggregate, constitutes or is reasonably likely to constitute a Company Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for Bally and the Company. In connection with the termination of the Merger Agreement under specific circumstances, the Company may be required to pay to Bally a termination fee of $43.3 million.

The Merger Agreement contains certain limitations on the operations of the Company during the period prior to the effective time of the proposed Merger, including a prohibition on share repurchases by the Company.

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, please refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2013. Additional information regarding the proposed Merger transaction will be contained in a definitive proxy statement to be filed by the Company with the SEC.

During the nine months ended July 31, 2013, we incurred approximately $4.0 million of expenses related to the Merger Agreement. These expenses consisted primarily of payments to financial advisors and consultation with legal counsel.

2. SELECTED BALANCE SHEET DATA

The following provides additional disclosures for selected balance sheet accounts:

	July 31, 2013	October 31, 2012
	(In thousands)
Inventories:
Raw materials and component parts	$16,073	$11,309
Work-in-process	4,916	3,478
Finished goods	10,346	7,119
Total	$31,335	$21,906

	July 31, 2013	October 31, 2012
	(In thousands)
Other current assets:
Prepaid expenses	4,383	3,772
Other receivables	2,081	1,707
Other	1,003	1,422
Total	$7,467	$6,901

	July 31, 2013	October 31, 2012
	(In thousands)
Products leased and held for lease:
Utility	$53,816	$51,269
Less: accumulated depreciation	(37,674)	(35,371)
Utility, net	16,142	15,898

Proprietary Table Games	9,726	9,004
Less: accumulated depreciation	(5,233)	(4,429)
Proprietary Table Games, net	4,493	4,575

Electronic Table Systems	25,941	28,122
Less: accumulated depreciation	(17,466)	(15,988)
Electronic Table Systems, net	8,475	12,134

Electronic Gaming Machines	4,896	2,876
Less: accumulated depreciation	(1,731)	(844)
Electronic Gaming Machines, net	3,165	2,032

Total, net	$32,275	$34,639

In the first quarter of the current year, we made a change in our accounting estimates relating to the depreciable lives of the Table Master leased and available for lease machines in the ETS segment. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease machines to be fully depreciated by April 2014.

The net effect of the change on book income from operations and net income for the three and nine months ended July 31, 2013 was $0.3 million and $0.8 million, respectively. There was no net effect on EPS for the three months ended July 31, 2013 and there was a $0.01 effect for the nine months ended July 31, 2013.

	July 31, 2013	October 31, 2012
	(In thousands)
Accrued liabilities and other current liabilities:
Accrued compensation	$15,191	$15,158
Accrued taxes	1,102	2,743
Other accrued liabilities	5,044	4,501
Total	$21,337	$22,402

3. INTANGIBLE ASSETS AND GOODWILL

Amortizable intangible assets.  All of our recorded intangible assets, excluding goodwill and the Stargames and CARD tradenames, are subject to amortization. We amortize our intangible assets as the economic benefits of the intangible asset are consumed or otherwise used up.  Amortization expense was $2.0 million and $2.2 million for the three months ended July 31, 2013 and 2012, respectively and $6.2 million and $6.8 million for the nine months ended July 31, 2013 and 2012, respectively. Amortization expenses are included in cost of leases and royalties and cost of sales and service, except for customer relationships which are included in selling, general and administrative expenses.

Amortizable intangible assets are comprised of the following:

	Weighted Average Useful Life (in years)	July 31, 2013	October 31, 2012
		(In thousands)
Amortizable intangible assets:

Patents, games and products	10	$67,925	$67,174
Less: accumulated amortization		(55,951)	(53,182)
		11,974	13,992
Customer relationships	10	24,967	26,623
Less: accumulated amortization		(16,017)	(15,197)
		8,950	11,426
Licenses and other	6	23,665	22,935
Less: accumulated amortization		(11,665)	(10,024)
		12,000	12,911
Total		$32,924	$38,329

Tradenames. Intangibles with an indefinite life, consisting of the Stargames and CARD tradenames, are not amortized, and were $21.9 million and $24.5 million as of July 31, 2013 and October 31, 2012, respectively.

Goodwill.  Changes in the carrying amount of goodwill as of July 31, 2013, are as follows:

Activity by Segment	Utility	Proprietary Table Games	Electronic Table Systems	Electronic Gaming Machines	Total
	(In thousands)

Goodwill	$48,818	$10,253	$35,328	$13,130	$107,529
Accumulated impairments	-	-	(22,137)	-	$(22,137)
Balance as of October 31, 2011	$48,818	$10,253	$13,191	$13,130	$85,392

Foreign currency translation adjustment	(3,468)	-	(466)	(463)	$(4,397)
Acquisition	-	3,000	-	-	3,000
Other	-	955	-	-	955
Balance as of October 31, 2012	$45,350	$14,208	$12,725	$12,667	$84,950

Foreign currency translation adjustment	85	-	(1,402)	(1,397)	$(2,714)
Acquisition	-	-	-	2,650	2,650
Other	-	549	-	-	549
Balance as of July 31, 2013	$45,435	$14,757	$11,323	$13,920	$85,435

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

The $0.5 million of additional goodwill in our PTG segment relates to our acquisition of certain assets from Bet Technology, Inc. (“BTI”) in 2004.  In 2004, we recorded an initial estimated liability of $7.6 million for contingent installment payments computed as the excess fair value of the acquired assets over the fixed installments and other direct costs.  In November 2004, we began paying monthly note installments based on a percentage of certain revenue from BTI games for a period of up to ten years, not to exceed $12.0 million. The final principal and interest payment related to our initial estimated liability of $7.6 million was paid in February 2009 and all payments made subsequently have been recorded as additional goodwill. As of July 31, 2013, we have paid the $12.0 million maximum amount.

4. DEBT

Debt consisted of the following:

	July 31, 2013	October 31, 2012
	(In thousands)
Revolver	$-	$-
Other long-term debt	1,826	1,303
Total Debt	1,826	1,303
Less current portion	(530)	-
Total long-term debt	$1,296	$1,303

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

As of July 31, 2013, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after, October 29, 2015.

On May 31, 2012, the Senior Secured Revolving Credit Facility was amended to clarify and define certain restrictive covenants.

Covenants. Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants requiring us to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0, a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013 and Interest Expense Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. As of July 31, 2013, our Total Leverage Ratio, Senior Leverage Ratio and Interest Expense Coverage Ratio were 0.02 to 1.0, 0.0 to 1.0 and 141.11 to 1.0, respectively.

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

5. SHAREHOLDERS’ EQUITY

Common stock repurchases. Our board of directors periodically authorizes us to repurchase shares of our common stock.  As of July 31, 2013, $21.1 million remained outstanding under our board authorization; however, pursuant to the Merger Agreement with Bally, stock repurchases are prohibited until the proposed Merger is effective or terminated.  We cancel shares that are repurchased and record the repurchase as a reduction to common stock and additional paid-in capital.  No shares were repurchased during the nine months ended July 31, 2013. Although we generally prioritize bank debt reduction and direct investment in our business over share repurchases we may consider share repurchases when there are anomalies in the value created by, but not limited to, market conditions.

The timing of our common stock repurchases pursuant to our board of directors’ authorization is dependent on future opportunities and on our views, as they may change from time to time, as to the most prudent uses of our capital resources, including cash and borrowing capacity.

6. SHARE-BASED COMPENSATION

Share-based award plans.  In December 2012, our board of directors adopted and, in March 2013, our shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”). The approved plan replaced all previous plans.  The 2012 Plan included 6.7 million new awards available for grant as well as the shares available for grant or subject to outstanding awards under the prior plans.

The 2012 Plan includes a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and dividend equivalents.  Stock options may not be granted at an exercise price less than the market value of our common stock on the date of grant.  Each share issued in connection with an award granted, other than stock options and stock appreciation rights, will be counted against the 2012 Plan's share reserve as 1.67 shares for every one share issued in connection with such award (and shall be counted as 1.67 shares for each one share that is returned or deemed not to have been issued from the 2012 Plan). Any shares covered by an award which is forfeited, canceled or expired shall be deemed not to have been issued for purposes of determining the maximum number of shares which may be issued under the 2012 Plan. As of July 31, 2013, under the 2012 Plan, there were 7.4 million shares available for grant.

A summary of activity related to stock options is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Outstanding at November 1, 2012	3,010	$14.68
Granted	532	13.18
Exercised	(482)	9.18
Forfeited	(24)	12.25
Expired	(405)	25.92

Outstanding at July 31, 2013	2,631	$13.68	6.2	$26,781

Fully vested and expected to vest at July 31, 2013	2,594	$13.69	6.2	$26,414

Exercisable at July 31, 2013	1,504	$15.00	4.5	$14,567

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2013 and 2012 was $6.56 and $6.26, respectively. The total intrinsic value of the stock options exercised for the nine months ended July 31, 2013 and 2012, was $3.8 million and $6.2 million, respectively.

During the nine months ended July 31, 2013 and 2012, 0.5 million and 1.5 million options were exercised, respectively. For the nine months ended July 31, 2013 and 2012, the tax effect/benefit from stock option exercises affected our deferred tax asset or income tax payable as well as our additional paid-in capital by an equal amount and had no effect on our income tax provision. As of July 31, 2013, there was a total of $5.4 million of unamortized compensation related to stock options, which expense is expected to be recognized over a weighted-average period of 1.8 years or immediately upon a change in control as defined in the 2012 Plan.

During the nine months ended July 31, 2013 and 2012, we granted 0.5 million and 0.4 million stock options, respectively, with a grant date fair value of $3.5 million and $2.8 million, respectively.

Option valuation models require the input of certain assumptions and changes in assumptions used can materially affect the fair value estimate. Expected volatility is based on the historical volatility of our common stock. Expected term represents the estimated weighted-average time between grant date and its exercise date and is based on historical factors. Expected dividend yield is based on our expectation that dividends will not be paid within the average expected life of existing options. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. There were no stock awards during the three months ended July 31, 2013. We estimate the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the weighted-average assumptions noted in the following table:

	Three Months Ended July 31, 2013	Nine Months Ended July 31, 2013
Option valuation assumptions:
Expected dividend yield	N/A	None
Expected volatility	N/A	63.1%
Risk-free interest rate	N/A	0.6%
Expected term (in years)	N/A	4.4

A summary of activity related to restricted stock is presented below:

	Shares	Weighted Average Grant-Date Fair Value	Remaining Vesting Period	Aggregate Intrinsic Value
	(In thousands, except per share amount)
Non-vested at November 1, 2012	652	$11.79
Granted	415	14.88
Vested	(226)	12.06
Forfeited	(18)	12.82

Non-vested at July 31, 2013	823	$13.25	1.5	$18,727

Expected to vest	794	$13.21	1.5	$18,066

During the nine months ended July 31, 2013 and 2012, we issued 0.4 million and 0.5 million shares of restricted stock, respectively, with an aggregate fair value of $6.2 million and $5.6 million, respectively. The weighted average grant date fair value of non-vested shares granted during the nine months ended July 31, 2013 and 2012 was $14.88 and $12.35, respectively. The total value of each restricted stock grant, based on the fair market value of the stock on the date of grant, is amortized to compensation expense over the related vesting period.

In the current year certain restricted stock awards containing market-based conditions were issued. The market-based conditions affect the number of shares to vest, which varies based on the Company’s stock price compared to several peers and competitors. For restricted stock subject to market-based conditions, the Company uses a Monte-Carlo simulation pricing model to determine the grant date fair value. The Monte-Carlo simulation pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied and impact of the possible differing stock price paths. There were no restricted stock awards with market conditions granted during the three months ended July 31, 2013. The following assumptions were used in the Monte-Carlo pricing model:

	Three Months Ended July 31, 2013	Nine Months Ended July 31, 2013
Monte-Carlo valuation assumptions:
Expected dividend yield	N/A	None
Expected volatility	N/A	43.5%
Risk-free interest rate	N/A	0.4%
Expected term (in years)	N/A	2.8

As of July 31, 2013, there was $8.8 million of unamortized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years or immediately upon a change in control as defined in the 2012 Plan.

Recognition of compensation expense.  The following table shows information about compensation costs recognized:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
	(In thousands)
Compensation costs:
Stock options	$602	$363	$1,737	$1,366
Restricted stock	1,054	651	2,806	1,697
Total compensation cost	$1,656	$1,014	$4,543	$3,063
Related tax benefit	$(584)	$(375)	$(1,596)	$(1,088)

7. INCOME TAXES

Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2013 was 25.8% and 28.6%, respectively. Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2012 was 21.8% and 28.1%, respectively. The higher effective income tax rate is primarily attributable to non-deductible expenses recorded in the current period for transaction costs related to the proposed Merger as well as the mix of forecasted domestic and foreign income for the year. The prior year included a benefit in the quarter ended July 31, 2012 for transaction costs related to the terminated acquisition of Ongame Network Ltd, which became deductible in the quarter. Our effective income tax rate may fluctuate due to changes in the amount and mix of domestic and foreign income, changes in tax legislation, changes in valuation allowances and changes in assessments of uncertain tax positions and related accumulated interest and penalties.

8. EARNINGS PER SHARE

Shares used to compute basic and diluted earnings per share from operations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Net income available to common shares	$6,409	$10,424	$25,313	$27,808

Basic
Weighted average shares	57,117	56,284	56,927	55,700

Diluted
Weighted average shares, basic	57,117	56,284	56,927	55,700
Dilutive effect of options and non-participating securities	672	745	696	745
Weighted average shares, diluted	57,789	57,029	57,623	56,445

Basic earnings per share	$0.11	$0.19	$0.44	$0.50
Diluted earnings per share	$0.11	$0.18	$0.44	$0.49

Weighted average anti-dilutive shares excluded from diluted EPS	1,103	1,593	1,424	1,981

9. FAIR VALUE MEASUREMENT

We utilize a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

Cash and cash equivalents, accounts receivable, the current portion of our investment in sales-type leases and notes receivable are not presented as their carrying value approximates fair value due to their short term nature.  It is impracticable to estimate the fair value of the long-term portion of our investment in sales-type leases and notes receivable as it is comprised of many insignificant balances, customers with different credit profiles and various interest rates.  As of July 31, 2013 our investment in sales-type leases and notes receivable had an approximate 5.5% effective interest rate and an approximate 2 year average maturity.

As of July 31, 2013 and October 31, 2012, there were no amounts drawn under our Revolver.

10. OPERATING SEGMENTS

The iGaming segment results have historically not met the quantitative thresholds that require separate segment reporting and therefore that segment was aggregated with the PTG and Unallocated Corporate segment results in the prior year. In the current year iGaming has been separately reported and the prior period segment data has been restated to conform to the current period presentation. Also in the current period the Unallocated Corporate capital expenditures consist primarily of amounts paid for the construction of our new consolidated facility in Las Vegas. The following provides financial information concerning our reportable segments of our operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Revenue:
Utility	$25,644	$24,382	$81,445	$68,988
Proprietary Table Games	13,839	12,989	40,670	36,300
Electronic Table Systems	10,822	6,053	25,040	21,183
Electronic Gaming Machines	23,167	19,957	62,229	56,699
iGaming	62	5	348	2,323
	$73,534	$63,386	$209,732	$185,493
Gross profit:
Utility	$15,529	$15,285	$51,663	$42,622
Proprietary Table Games	11,338	10,629	33,352	29,671
Electronic Table Systems	4,943	2,055	10,396	8,868
Electronic Gaming Machines	13,956	12,048	38,043	34,848
iGaming	12	5	290	2,323
	$45,778	$40,022	$133,744	$118,332
Operating income (loss):
Utility	$12,775	$13,334	$43,974	$36,986
Proprietary Table Games	9,772	9,555	28,216	26,770
Electronic Table Systems	1,702	(846)	999	(967)
Electronic Gaming Machines	8,555	8,701	23,776	24,948
iGaming	(2,362)	(1,074)	(5,288)	(1,648)
Unallocated Corporate	(21,973)	(16,277)	(56,502)	(46,822)
	$8,469	$13,393	$35,175	$39,267
Depreciation and amortization:
Utility	$1,805	$1,874	$5,429	$5,549
Proprietary Table Games	1,599	1,359	4,744	3,962
Electronic Table Systems	1,947	1,630	6,171	4,940
Electronic Gaming Machines	430	336	1,178	879
iGaming	112	-	180	-
Unallocated Corporate	891	1,061	2,738	3,327
	$6,784	$6,260	$20,440	$18,657
Capital expenditures:
Utility	$1,899	$1,557	$5,766	$3,767
Proprietary Table Games	1,878	405	2,973	2,154
Electronic Table Systems	815	2,634	2,213	4,860
Electronic Gaming Machines	1,305	211	1,874	5,341
iGaming	234	704	1,314	1,393
Unallocated Corporate	7,055	852	12,179	3,897
	$13,186	$6,363	26,319	21,412

REVENUE BY GEOGRAPHIC AREA

The following provides financial information concerning our revenues by geographic area:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2013		2012		2013		2012
	(Dollars in thousands)
Revenue:
United States	$27,459	37.3%	$28,372	44.8%	$88,592	42.2%	$83,327	44.9%
Canada	1,773	2.4%	2,422	3.8%	5,352	2.6%	6,166	3.3%
Other Americas	1,453	2.0%	1,046	1.6%	4,286	2.0%	3,224	1.8%
Europe	3,300	4.5%	2,085	3.3%	9,598	4.6%	6,112	3.3%
Australia	23,419	31.8%	20,785	32.8%	65,581	31.3%	64,772	34.9%
Asia	15,635	21.3%	8,240	13.0%	35,197	16.8%	20,905	11.3%
Other	495	0.7%	436	0.7%	1,126	0.5%	987	0.5%
	$73,534	100.0%	$63,386	100.0%	$209,732	100.0%	$185,493	100.0%

11. COMMITMENTS AND CONTINGENCIES

Employment agreements. We have entered into employment agreements with our corporate officers and certain other key employees with durations ranging from one to three years. Significant contract provisions include minimum annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily “at will” employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee payments as specified in their individual employment agreement. As of July 31, 2013 and October 31, 2012, minimum aggregate severance benefits totaled $6.7 million and $6.5 million, respectively.

Contingencies relating to the Proposed Merger – The Company retained Macquarie Capital (USA) Inc. to act as its financial advisor in connection with the proposed Merger. The financial advisor will receive a transaction fee currently expected to be $13.6 million for its services, $2.0 million of which became payable upon the rendering of the financial advisor’s opinion and the principal portion of which is contingent upon completion of the proposed Merger. In addition, the Company has agreed to reimburse the financial advisor for expenses incurred in connection with its engagement.

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

Macau SHFL FUSION Hybrid Table Games Patent Issue – In June 2009, customs officials from Macau SAR seized a baccarat SHFL FUSION Hybrid Table Games (formerly Rapid Table Games) unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show.  This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement.  In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments.  Chun appealed to the Investigation Judge, which proceedings were dismissed. From this decision, Chun appealed to the Macau Second Instance Court, which remanded the matter to the Investigation Court “Tribunal de Instrução Criminal” for further proceedings.   In January 2013, the Investigation Court formally served an accusation on SHFL Asia.  A Trial Hearing of this matter began on April 18, 2013 and was concluded on July 19, 2013 with the acquittal of SHFL Asia. The Court’s acquittal found no patent infringement by SHFL Asia. On July 29, 2013, Chun appealed the acquittal to the Macau Second Instance Court. We believe that we have meritorious defenses and will continue to vigorously defend this matter.

In May 2012, Chun along with Natural Noble Limited (“Natural Noble”), which is a company that we believe is controlled by Chun (collectively, the "Natural Noble Plaintiffs"), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries.  The injunction was requested and ordered against an alleged Australian entity named Shuffle Master Asia Limited, which entity does not exist, rather than our subsidiary SHFL Asia.  The injunction sought to prevent us from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of our products displayed at the G2E Asia Gaming Show would allegedly infringe such patents.  After initially agreeing with Macau customs officials’ request to cover our SHFL FUSION Hybrid Table Games unit, we received court approval to post a bond of approximately $0.1 million to enable our subsidiary SHFL Asia to display the SHFL FUSION Hybrid Table Game unit at the G2E Asia Gaming Show.   In February 2013, SHFL Asia submitted arguments of appeal contesting the decision to grant the injunction to the Macau Second Instance Court. The Court dismissed the appeal on July 18, 2013 based on the fact that SHFL Asia is not the entity against which the injunction was granted, but rather the injunction was granted against the non-existent Australian entity named Shuffle Master Asia Limited. Therefore, the Court found that SHFL Asia did not have procedural standing to appeal the decision. Despite not being the party against which the injunction was granted, SHFL Asia believes it has the right to appeal the decision. SHFL Asia submitted an application for Appeal to the Macau Court of Final Appeal on August 2, 2013. We believe that we have meritorious claims and are vigorously pursuing the matter.

In June 2012, the Natural Noble Plaintiffs and LT Game Limited, a company that we believe is controlled by Chun (collectively, the “LT Game Plaintiffs”), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs’ patents by SHFL Asia and SHFL entertainment, Inc. at the 2012 G2E Asia Gaming Show.  A trial date has not yet been set for this matter. We believe that we have meritorious defenses, have submitted our defenses and counterclaims in this matter and are vigorously defending this matter.

In July 2012, LT Game International Ltd., a company that we believe may be controlled by Chun, filed a complaint against SHFL in the United States District Court for the District of Nevada alleging unfair competition and tortious interference with current and prospective business and contractual relations as a result of our alleged disparagement and misrepresentations regarding LT Game International Ltd.’s business, products and services.  The complaint seeks injunctive relief and an unspecified amount of damages, including claims for reasonable attorneys’ fees and disbursements, costs, statutory damages under the Lanham Act, treble damages and profits.  The parties are conducting discovery and a trial date has not yet been set for this matter. We believe that this complaint is without merit and we are vigorously defending this matter.

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively “Paradise Defendants”), a company that we believe is the ultimate parent company of LT Game Limited and Natural Noble.  This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights, whereby the Paradise Defendants claim that their respective patents cover multi-game terminal betting as a concept or generic invention.  The lawsuit alleges that the Paradise Defendants have made statements of such monopolistic rights, publicly and to SHFL Asia’s customers, to the detriment of SHFL Asia’s business and such statements claim patent protection beyond the legal scope of patent protection in Macau.  The lawsuit further alleges that the Paradise Defendants’ patents are not novel, and thus the Paradise Defendants cannot restrict SHFL Asia and others from selling or using multi-game terminal betting products in Macau.  A Trial Hearing began in June, 2013 and is scheduled to continue on September 9, 2013. We believe that we have a meritorious case and are vigorously pursuing this claim.

Litigation relating to the Proposed Merger – Shortly after the announcement of the proposed Merger, three complaints challenging the proposed Merger between the Company and Bally were filed in the Minnesota District Court, Fourth Judicial District, County of Hennepin:

(i)	Brandt v. SHFL entertainment, Inc., et al. (Case No. 27-cv-13-13529) (“Brandt”);

(ii)	Katzman Trust v. SHFL entertainment, Inc.,et al. (Case No. 27-cv-13816) (“Katzman”); and

(iii)	Rosenfeld v. SHFL entertainment, Inc., et al. (Case No. 27-cv-13-13933) (“Rosenfeld”).

Four similar cases also were filed in the Eighth Judicial District Court, County of Clark, Nevada:

(i)	Morris v. Bally Technologies, Inc., et al. (Case No. A-13-685682-B) (“Morris”);

(ii)	Suchla v. Bally Technologies, Inc., et al. (Case No. A-13-685725-C) (“Suchla”);

(iii)	Fix v. SHFL entertainment, Inc., et al. (Case No. A-13-685793-C) (“Phelps”); and

(iv)	Fix v. SHFL entertainment, Inc., et al. (Case No. A-13-686190-B) (“Fix”).

Each of the foregoing actions is a putative class action or shareholder derivative action filed on behalf of the public shareholders of the Company and names as defendants the Company, its directors, Bally and Merger Sub except for the Rosenfeld action, which does not name Bally and Merger Sub as defendants. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the proposed Merger and the entity defendants aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory judgment, damages and an injunction against the proposed Merger.

On August 9, 2013, the Minnesota actions were consolidated before Judge Mel Dickstein under the caption In re SHFL entertainment, Inc., No. 27-CV-13-13529. On August 16, 2013, all defendants moved to dismiss the Minnesota complaints on several grounds, including failure to state a claim on which relief may be granted and lack of standing. A hearing on the defendants’ motions is currently scheduled for October 23, 2013. The Minnesota court has directed the Company to produce certain limited discovery before that date and plaintiffs to file any motion for injunctive relief by October 11, 2013 (which would then be heard at the same time as defendants' motions to dismiss).

The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the proposed Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the proposed Merger. All of the defendants believe that the claims asserted against them in the lawsuits are without merit and are defending against them vigorously. Additional lawsuits arising out of or relating to the Merger Agreement or the proposed Merger may be filed in the future.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements. We consider such statements to be made under the safe harbor created by the federal securities laws to which we are subject. In some cases, you can identify forward-looking statements by the following words: “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology intended to identify performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Examples of such forward-looking statements include, without limitation, statements about or relating to the following:

●

The pending, proposed acquisition of the Company, including the potential timing consummation of such transaction, pursuant to the terms of the Merger Agreement by and among the Company, Bally and Merger Sub;

●

Business strategies, including with respect to development of new or enhanced products, investment of capital to maximize returns and build our economic engine, and our focus on leasing structures for commercialization of certain products to increase returns and gross margins;

●	Increasing our Proprietary Table Games (“PTG”) content through development or acquisitions of new proprietary titles;

●	Expectations of increases in gross margins and revenues from leasing of certain products;

●	The growth opportunities and revenue potential from our i-Table, i-Table Roulette and MD3 shuffler products;

●	The benefits of our products;

●	Continued volatility in sales revenue from our Utility segment;

●	Expected sources of revenue in the Utility segment;

●	Expectations of revenue in the current year from online products;

●	Expectations that Electronic Gaming Machine (“EGM”) revenues will continue to come from sales of EGMs in Australia, Asia and other markets;

●	Expectations regarding revenue and placement increases in our EGM segment through the use of long-term financing arrangements;

●	Expected growth of certain markets or our business in certain markets, including Asia, United States, Canada and Latin America;

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

Although we currently believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, as well as our projections of the future, about which we cannot be certain. Forward-looking statements reflect and are subject to inherent known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Risk factors that could cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, the following:

●

Difficulties or delays in the consummation of the acquisition of the Company under the Merger Agreement, including as a result of an inability to meet closing conditions, obtain necessary regulatory approvals, the failure to obtain the necessary debt financing arrangements set forth in the debt commitment letter received in connection with the proposed Merger, inability to obtain shareholder approval of such transaction, the possibility that costs related to the proposed Merger will be greater than expected, an inability to maintain compliance with the covenants set forth in the Merger Agreement and other risks and uncertainties that could delay or prevent the closing of such transaction;

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

In addition, refer to the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, as filed with the Securities and Exchange Commission on December 21, 2012, and as incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. There can be no assurance that the proposed Merger will in fact be consummated. As a result of these factors, we cannot assure that the forward-looking statements will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by each of these cautionary statements above.

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

On July 15, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Bally and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Bally. At the effective time of the proposed Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each share of SHFL Common Stock issued and outstanding immediately prior to such time, other than shares of SHFL Common Stock owned by SHFL, Bally or Merger Sub (each of which will be cancelled) and shares of SHFL Common Stock with respect to which appraisal rights are properly exercised and not withdrawn under Minnesota law, shall be automatically cancelled and converted into the right to receive $23.25 in cash, without interest. If the proposed Merger is consummated, shares of SHFL Common Stock will be delisted from the NASDAQ. No assurance can be given that the proposed Merger will be completed.

Consummation of the proposed Merger is subject to customary conditions, including without limitation (i) the required approval of the Merger Agreement by SHFL’s shareholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the proposed Merger under the HSR Act (which waiting period, as previously announced, expired as of 11:59 p.m. EDT on August 26, 2013 with no action by the Federal Trade Commission or the Department of Justice), (iii) the receipt of specified licenses, permits, and other approvals relating to SHFL’s gaming operations issued by certain governmental authorities, (iv) the absence of any law or order that is in effect and restrains, enjoins or otherwise prohibits the proposed Merger, (v) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement (subject to customary materiality qualifiers) and (vi) the absence of any change, effect, development or circumstance that, individually or in the aggregate, constitutes or is reasonably likely to constitute a Company Material Adverse Effect (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for Bally and the Company. In connection with the termination of the Merger Agreement under specific circumstances, the Company may be required to pay to Bally a termination fee of $43.3 million.

The Merger Agreement contains certain limitations on the operations of the Company during the period prior to the effective time of the proposed Merger, including a prohibition on share repurchases by the Company.

For terms of the Merger Agreement, including circumstances under which the Merger Agreement can be terminated and the ramifications of such termination, as well as other terms and conditions, please refer to the Merger Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2013. Additional information regarding the proposed Merger transaction will be contained in a definitive proxy statement to be filed by the Company with the SEC.

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
o

In Australia and Asia, we have begun generating revenue from placements of our new multi-game feature on SHFL FUSION Hybrid, which offers enhanced live statistics at the touch of a button and allows the player to choose between multiple games.  Similarly, we recently debuted additional features of SHFL FUSION Hybrid, which take the multi-game concept one step further by enabling concurrent wagering.

o

We recently upgraded the SHFL FUSION Virtual platform to offer modular 22-inch widescreen terminals, new graphic displays, and a variety of configurable options such as SHFL FUSION Virtual Live Roulette, which incorporates a live wheel.

o

We recently debuted our next generation Table Master Fusion product that shares a common modular terminal with SHFL FUSION Virtual and SHFL FUSION Hybrid.  We expect this product to drive growth in domestic as well as international markets.

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

The amounts reported as Unallocated Corporate expenses consist primarily of costs related to overall corporate management and support functions. These include costs related to executive management, accounting and finance, general sales support, legal and compliance costs, office expenses and other amounts for which allocation to specific segments is not practicable. In the current period the costs related to the proposed Merger have been included in Unallocated Corporate expenses.

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

The following table presents our various revenues and expenses as a percentage of revenue:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,				Nine Months Ended July 31,
	2013		2012		2013		2012
	(Dollars in thousands)
Revenue:
Utility	$25,644	34.9%	$24,382	38.5%	$81,445	38.8%	$68,988	37.2%
Proprietary Table Games	13,839	18.8%	12,989	20.5%	40,670	19.4%	36,300	19.6%
Electronic Table Systems	10,822	14.7%	6,053	9.5%	25,040	11.9%	21,183	11.4%
Electronic Gaming Machines	23,167	31.5%	19,957	31.5%	62,229	29.7%	56,699	30.6%
iGaming	62	0.1%	5	0.0%	348	0.2%	2,323	1.2%

Total revenue	73,534	100.0%	63,386	100.0%	209,732	100.0%	185,493	100.0%
Cost of revenue	27,756	37.7%	23,364	36.9%	75,988	36.2%	67,161	36.2%

Gross profit	45,778	62.3%	40,022	63.1%	133,744	63.8%	118,332	63.8%
Selling, general and administrative	27,257	37.1%	19,007	30.0%	71,169	33.9%	55,991	30.2%
Research and development	10,052	13.7%	7,622	12.0%	27,400	13.1%	23,074	12.4%

Income from operations	8,469	11.5%	13,393	21.1%	35,175	16.8%	39,267	21.2%
Other income (expense):
Interest income	209	0.3%	116	0.2%	551	0.3%	429	0.2%
Interest expense	(266)	(0.4%)	(367)	(0.6%)	(789)	(0.4%)	(1,222)	(0.6%)
Other, net	228	0.3%	180	0.3%	498	0.2%	209	0.1%
Total other income (expense)	171	0.2%	(71)	(0.1%)	260	0.1%	(584)	(0.3%)

Income from operations before tax	8,640	11.7%	13,322	21.0%	35,435	16.9%	38,683	20.9%
Income tax provision	2,231	3.0%	2,898	4.6%	10,122	4.8%	10,875	5.9%
Net income	$6,409	8.7%	$10,424	16.4%	$25,313	12.1%	$27,808	15.0%

The following table provides additional information regarding our revenue, gross profit and gross margin:

REVENUE AND GROSS MARGIN

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Revenue:
Leases and royalties	$29,349	$27,830	5.5%	$87,941	$80,730	8.9%
Sales and service	44,185	35,556	24.3%	121,791	104,763	16.3%
Total	$73,534	$63,386	16.0%	$209,732	$185,493	13.1%

Cost of revenue:
Leases and royalties	$10,484	$9,475	10.6%	$30,938	$27,853	11.1%
Sales and service	17,272	13,889	24.4%	45,050	39,308	14.6%
Total	$27,756	$23,364	18.8%	$75,988	$67,161	13.1%

Gross profit:
Leases and royalties	$18,865	$18,355	2.8%	$57,003	$52,877	7.8%
Sales and service	26,913	21,667	24.2%	76,741	65,455	17.2%
Total	$45,778	$40,022	14.4%	$133,744	$118,332	13.0%

Gross margin:
Leases and royalties	64.3%	66.0%		64.8%	65.5%
Sales and service	60.9%	60.9%		63.0%	62.5%
Total	62.3%	63.1%		63.8%	63.8%

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Revenue

Our revenue for the three months ended July 31, 2013 increased $10.1 million over the same prior year period, primarily due to the following:

●	Increase of $8.6 million sales and service revenue:
o	Increase in ETS primarily driven by sales of SHFL FUSION Virtual seats in Australia and SHFL FUSION Hybrid sales in Asia and New Zealand;
o	Increase in EGM primarily driven by an increase in the number of units sold as well as an increase in average sales price; and
o	Increase in Utility primarily driven by an increase in the number of shufflers sold primarily in Asia.

●	Increase of $1.5 million in our leases and royalties revenue:
o	Increase most notably in our PTG segment driven by a 13.5% increase in units on lease; and
o	Increase in Utility primarily related to an increase in shuffler average lease price.

Gross margin

Our gross margin for the three months ended July 31, 2013 decreased 80 basis points (“bps”) to 62.3% as compared to the same prior year period, reflecting the following:

●	The mix of segment performance, primarily driven by increased revenue in the ETS segment as a percent of total revenue;

●	Increase in headcount of the Company’s service team that has expanded to service the growing product footprint globally; and

●

Increased depreciation on the Table Master seats on lease and available for lease. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

Revenue

Our revenue for the nine months ended July 31, 2013 increased $24.2 million over the same prior year period, primarily due to the following:

●	Increase of $17.0 million sales and service revenue:
o	An increase in Utility primarily driven by an increase in the number of shufflers sold;
o	Increase in EGM primarily driven by an increase in the number of units sold;
o	An increase in ETS driven primarily by an increase in the number of seats sold;
o	Increase in PTG driven by sales of table game lifetime licenses in the current period; and
o	Partially offset by decreased iGaming revenues from less settlement and licensing fees in the current period.

●	Increase of $7.2 million in our leases and royalties revenue:
o	Increase most notably in our PTG segment driven by a 13.5% increase in units on lease;
o	Increase in ETS lease revenue primarily driven by higher average lease prices driven primarily by a change in the mix of products on lease; and
o	Increase in Utility primarily related to an increase in shuffler average lease price.

Gross margin

Our gross margin for the nine months ended July 31, 2013 remained consistent at 63.8%. Consolidated margin included the net effect of the following:

●	Increased segment margin performance in the Utility segment primarily driven by an increase in the number of shufflers sold in the current year;

●

Partially offset by decreased margins in ETS which were unfavorably impacted by decreased sales revenue and increased depreciation on the Table Master seats on lease and available for lease. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease; and

●	Further offset by changes in product mix most notably from a $2.0 million decrease in settlement fees from online operators with little associated direct costs.

The following table provides additional information regarding our operating expenses:

OPERATING EXPENSES

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)

Selling, general and administrative	$27,257	$19,007	43.4%	$71,169	$55,991	27.1%
Percentage of revenue	37.1%	30.0%		33.9%	30.2%

Research and development	$10,052	$7,622	31.9%	$27,400	$23,074	18.7%
Percentage of revenue	13.7%	12.0%		13.1%	12.4%

Total operating expenses	$37,309	$26,629	40.1%	$98,569	$79,065	24.7%
Percentage of revenue	50.7%	42.0%		47.0%	42.6%

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $8.3 million for the three months ended July 31, 2013, as compared to the same prior year period. This increase primarily reflects the following:

●	Merger related costs:
o	We incurred approximately $3.6 million of expenses related to the proposed Merger transaction. These expenses consisted primarily of payments to financial advisors and consultation with legal counsel.

●	Compensation and related expenses:
o

Increase of approximately $1.6 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increases in stock based compensation and medical costs.

●	iGaming:
o

Increase of approximately $1.1 million in costs incurred to establish our product management and sales teams as well as costs incurred to pursue online operators that infringe upon our intellectual property.

●	Consulting and professional fees:
o	Increase of approximately $0.8 million in consulting expenses, professional accounting fees, and legal expenses primarily related to consultation and representation with external professionals.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.6 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

●	Corporate development related costs:
o	Partially offset by a reduction of $0.5 million in prior year expenses related to the terminated Ongame Network Ltd. acquisition.

Research & development (“R&D”) expenses:

R&D expenses increased $2.4 million for the three months ended July 31, 2013 as compared to the same prior year period primarily related to increased headcount and increased product approval expenses. The following projects have been the focus of our R&D efforts during the three months ended July 31, 2013:

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
o

Expenses primarily related to the development of updated ETS products including the Table Master Fusion, and the multigame and concurrent gaming enhancements to the SHFL FUSION Hybrid and SHFL FUSION Virtual products as well as ongoing development of i-Table and i-Table Roulette.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

Selling, general & administrative (“SG&A”) expenses:

SG&A expenses increased $15.2 million for the nine months ended July 31, 2013, as compared to the same prior year period. This increase primarily reflects the following:

●	Compensation and related expenses:
o

Increase of approximately $4.1 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increases in stock based compensation and medical costs; and

o	Increase of approximately $1.3 million in sales and profit driven compensation driven by increased revenue in the current year.

●	Merger related costs:
o	We incurred approximately $4.0 million of expenses related to the proposed Merger transaction. These expenses consisted primarily of payments to financial advisors and consultation with legal counsel.

●	iGaming:
o

Increase of approximately $1.9 million in costs incurred to establish our product management and sales teams as well as costs incurred to pursue online operators that infringe upon our intellectual property.

●	Consulting and professional fees:
o	Increase of approximately $1.5 million in consulting expenses and professional accounting fees primarily related to consultation with external professionals.

●	Litigation expenses:
o	Increase of approximately $1.3 million in legal and consulting expenses primarily related to the LT Games litigation described in Note 11 of the Condensed Consolidated Financial Statements.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $1.1 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

●	Facilities expenses:
o	Increase of approximately $0.8 million primarily related to leased facilities in new jurisdictions.

●	Corporate development related costs:
o

Partially offset by a net decrease of approximately $1.2 million in corporate development related expenses. In the prior year period we incurred $2.2 million in expenses related to the terminated Ongame Network Ltd. acquisition.

Research & development (“R&D”) expenses:

R&D expenses increased $4.3 million for the nine months ended July 31, 2013 as compared to the same prior year period primarily related to increased headcount and increased product approval expenses. The following projects have been the focus of our R&D efforts during the nine months ended July 31, 2013:

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
o

Expenses primarily related to the development of updated ETS products including the next generation of the Table Master Fusion, and the multigame and concurrent gaming enhancements to the SHFL FUSION Hybrid and SHFL FUSION Virtual products as well as ongoing development of i-Table and i-Table Roulette.

The following table provides additional information regarding our depreciation and amortization expenses:

DEPRECIATION AND AMORTIZATION EXPENSES

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Gross margin:
Depreciation	$3,730	$3,164	17.9%	$11,172	$9,126	22.4%
Amortization	1,205	1,400	(13.9% )	3,702	4,271	(13.3% )
Total	4,935	4,564	8.1%	14,874	13,397	11.0%

Operating expenses:
Depreciation	1,035	862	20.1%	3,075	2,745	12.0%
Amortization	814	834	(2.4% )	2,491	2,515	(1.0% )
Total	1,849	1,696	9.0%	5,566	5,260	5.8%

Total:
Depreciation	4,765	4,026	18.4%	14,247	11,871	20.0%
Amortization	2,019	2,234	(9.6% )	6,193	6,786	(8.7% )
Total	$6,784	$6,260	8.4%	$20,440	$18,657	9.6%

Depreciation expense is primarily comprised of depreciation associated with products leased and held for lease and to a lesser extent depreciation of property, plant and equipment. Amortization expense is primarily comprised of amortization associated with intellectual property, acquired developed technology and customer relationships.

Three months ended July 31, 2013 compared to three months ended July 31, 2012

Total depreciation and amortization included in gross margin increased 8.1% in the three months ended July 31, 2013 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets as well as increased depreciation on the Table Master seats on lease and available for lease. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are approaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 9.0% in the three months ended July 31, 2013 as compared to the same prior year period. The increase in depreciation expenses relates primarily to depreciation of infrastructure and equipment purchased in the prior year.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

Total depreciation and amortization included in gross margin increased 11.0% in the nine months ended July 31, 2013 as compared to the same prior year period. Increased depreciation in gross margin is attributable to increases in leased assets as well as increased depreciation on the Table Master seats on lease and available for lease. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease. Decreased amortization in gross margin is due to reduced amortization of intangible assets in our Utility segment as the underlying intangible assets are approaching the end of their estimated useful lives.

Total depreciation and amortization included in operating expenses increased 5.8% in the nine months ended July 31, 2013 as compared to the same prior year period. The increase in depreciation expenses relates primarily to depreciation of infrastructure and equipment purchased in the prior year.

INCOME TAXES

Three months ended July 31, 2013 compared to three months ended July 31, 2012

The effective income tax rate for the three months ended July 31, 2013 increased to 25.8% as compared to 21.8% in the prior year period. This increase primarily reflects the following:

●	Non-deductible expenses recorded in the current period for transaction costs related to the proposed Merger;

●

Expenses recorded in the prior year for transaction costs related to the terminated Ongame Network Ltd. acquisition, became deductible in the quarter ended July 31, 2012 due to our decision not to proceed with the acquisition, which benefited the prior year quarterly tax rate; and

●	Changes in the mix of forecasted domestic and foreign income from operations before tax for the year.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

The effective income tax rate for the nine months ended July 31, 2013 increased to 28.6% as compared to 28.1% in the prior year period. This increase primarily reflects the following:

●	Non-deductible expenses recorded in the current period for transaction costs related to the proposed Merger; and

●	Partially offset by changes in geographic income before taxes, which benefitted the rate year over year.

SEGMENT OPERATING RESULTS

Utility Segment Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$12,261	$11,915	$346	2.9%
Sales - Shuffler	10,027	9,027	1,000	11.1
Sales - Chipper	261	608	(347)	(57.1)
Service	1,856	1,814	42	2.3
Other	1,239	1,018	221	21.7
Total sales and service	13,383	12,467	916	7.3
Total Utility segment revenue	$25,644	$24,382	$1,262	5.2%

Utility segment gross profit	$15,529	$15,285	$244	1.6%
Utility segment gross margin	60.6%	62.7%

Utility segment operating income	$12,775	$13,334	$(559)	(4.2% )
Utility segment operating margin	49.8%	54.7%

Shuffler unit information:
Lease units, end of period(1)	8,287	8,245	42	0.5%
Average monthly lease price	$470	$461	$9	2.0%

Sold units during the period	642	563	79	14.0%
Average sales price	$15,618	$16,034	$(416)	(2.6% )

Chipper unit information:
Lease units, end of period	289	228	61	26.8%

Sold during period	20	35	(15)	(42.9% )
Average sales price	$13,050	$17,371	$(4,321)	(24.9% )

Our Utility segment revenue for the three months ended July 31, 2013 increased $1.3 million as compared to the same prior year period, primarily due to the following:

●	A 11.1% increase in shuffler sales revenue:
o

An increase of 14.0% in the number of units sold, driven primarily by increased sales of approximately 180 MD3 shufflers in Asia and to a lesser extent sales of MD3 in Australia and Europe. Over half of the sales in Asia were with one customer; and

o	Partially offset by a 2.6% decrease in average sales price, driven in part by volume discounts given to large customer orders.

●	A 2.9% increase in lease revenue:
o	A 2.0% increase in the shuffler average lease price primarily driven by customers upgrading to new shuffler models at higher average lease price; and
o

An increase in the number of placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the quarter. The MD3 lease base has grown by approximately 750 units over the prior year.

●	Partially offset by a 57.1% decrease in chipper sales revenue:
o	The prior year included several sales of Easy Chipper D in the United States and Canada.

Utility gross profit increased 1.6% year over year and Utility gross margin decreased 210 bps to 60.6% as compared to the same prior year period. The increase in gross profit primarily related to the following:

●	The overall increase in total revenues as noted above; and

●	Decreased amortization of intangible assets associated with Easy Chipper and one2six as the related intangible assets are approaching the end of their estimated useful lives.

The decrease in gross margin primarily related to the following:

●	An increase in the headcount of our service team that has expanded to service our growing lease base.

Utility operating income decreased 4.2% for the three months ended July 31, 2013 as compared to the same prior year period and operating margin decreased 490 bps to 49.8%. These changes primarily related to an increase in R&D expense related to new shuffler models and utility products.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)
Utility Segment Revenue:
Lease	$36,224	$34,787	$1,437	4.1%
Sales - Shuffler	34,979	24,477	10,502	42.9
Sales - Chipper	1,319	1,068	251	23.5
Service	5,411	5,280	131	2.5
Other	3,512	3,376	136	4.0
Total sales and service	45,221	34,201	11,020	32.2
Total Utility segment revenue	$81,445	$68,988	$12,457	18.1%

Utility segment gross profit	$51,663	$42,622	$9,041	21.2%
Utility segment gross margin	63.4%	61.8%

Utility segment operating income	$43,974	$36,986	$6,988	18.9%
Utility segment operating margin	54.0%	53.6%

Shuffler unit information:
Lease units, end of period(1)	8,287	8,245	42	0.5%
Average monthly lease price	$464	$450	$14	3.1%

Sold units during the period	2,413	1,565	848	54.2%
Average sales price	$14,496	$15,640	$(1,144)	(7.3% )

Chipper unit information:
Lease units, end of period	289	228	61	26.8%

Sold during period	88	59	29	49.2%
Average sales price	$14,989	$18,102	$(3,113)	(17.2% )

Our Utility segment revenue for the nine months ended July 31, 2013 increased $12.5 million as compared to the same prior year period, primarily due to the following:

●	A 42.9% increase in shuffler sales revenue:
o

An increase of 54.2% in the number of units sold, driven primarily by increased sales of approximately 460 iDeal shufflers as well as 460 MD3 shufflers in the United States and Asia. The iDeal shuffler sales in the current period were primarily driven by a significant sale of previously leased shufflers to a large casino customer in the United States; and

o

Partially offset by a 7.3% decrease in average sales price, driven primarily by the significant sale of previously leased shufflers described above and volume discounts given to large customer orders. Sales of previously leased shufflers generally have a lower sales price than new models.

●	A 4.1% increase in lease revenue:
o	A 3.1% increase in the shuffler average lease price primarily driven by customers upgrading to new shuffler models at higher average lease price; and
o

An increase in the number of placements of the newly introduced MD3 shuffler, which accounted for the majority of our new lease placements during the period. The MD3 lease base has grown by approximately 750 units over the prior year.

●	A 23.5% increase in chipper sales revenue:
o	An increase of 49.2% in the number of units sold, driven primarily by increased sales of Easy Chipper D and our newly introduced ChipStar chipper; and
o	Partially offset by a 17.2% decrease in chipper average sales price. The new ChipStar chipper is offered at a lower selling price than our other chipper models.

Utility gross profit increased 21.2% year over year and Utility gross margin increased 160 bps to 63.4% as compared to the same prior year period. The increase in gross profit and gross margin primarily related to the following:

●

The overall increase in total revenues as noted above, primarily driven by increases in the number of shufflers sold and the significant sale of previously leased shufflers to a large casino customer in the United States;

●	Decreased amortization of intangible assets associated with Easy Chipper and one2six as the related intangible assets are approaching the end of their estimated useful lives; and

●	Partially offset by an increase in the headcount of our service team that has expanded to service our growing lease base.

Utility operating income increased 18.9% for the nine months ended July 31, 2013 as compared to the same prior year period and operating margin increased 40 bps to 54.0%. These changes primarily related to the changes described in gross profit and gross margin above.

Proprietary Table Games Segment Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,		Increase	Percentage
	2013	2012 *	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$13,384	$12,324	$1,060	8.6%
Sales	362	547	(185)	(33.8% )
Service	22	27	(5)	(18.5% )
Other	71	91	(20)	(22.0% )
Total sales and service revenue	455	665	(210)	(31.6)
Total PTG segment revenue	$13,839	$12,989	$850	6.5%

PTG segment gross profit	$11,338	$10,629	$709	6.7%
PTG segment gross margin	81.9%	81.8%

PTG segment operating income	$9,772	$9,555	$217	2.3%
PTG segment operating margin	70.6%	73.6%

PTG unit information:
Premium units, end of period	2,905	2,699	206	7.6%
Side bet units, end of period	2,899	2,542	357	14.0%
Progressive units, end of period	1,258	1,139	119	10.4%
Add-on units, end of period	569	341	228	66.9%
Total revenue generating lease base	7,631	6,721	910	13.5%

Average monthly lease/license price	$585	$611	$(26)	(4.3% )

Sold during period	4	10	(6)	(60.0% )
Average sales price	$90,500	$54,750	$35,750	65.3%

*The results of our iGaming segment for the prior year have been reported separately in the current year. Therefore, we have removed iGaming revenues and expenses that were previously reported in PTG to conform to the current year presentation.

Total PTG segment revenue for the three months ended July 31, 2013 increased $0.9 million as compared to the same prior year period, primarily due to the following:

●	A 8.6% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold “Em and Mississippi Stud;
o	Increased placements of progressive units in the United States, primarily Ultimate Texas Hold “Em Progressive and Three Card Poker Progressive; and
o	Increased revenue from placements of 6 Card Bonus add-on for Three Card Poker as well as House Money and Kings Bounty side bets.

●	Partially offset by a decrease in sales of table game licenses:
o	Decrease in the number of licenses sold to 4 compared to 10 in the prior year period; and
o	A 65.3% increase in average sales price, driven by a change in the mix of table game licenses sold.

PTG gross profit increased 6.7% year over year primarily due to the overall increase in total revenue described above. PTG gross margin did not change significantly year over year and was 81.9% for the quarter ended July 31, 2013.

PTG operating income increased 2.3% year over year, and operating margin decreased 300 bps to 70.6% as compared to the same prior year period. The increase in operating income is primarily related to the increase in gross profit described above and the decrease in operating margin is primarily related to the following:

●

An increase in operating expenses driven in part by increased amortization as well as R&D expenses related to enhancements to the successful progressive offerings on our table game titles including the development of our Nexus Command software and OWAP products; and

●	Partially offset by the increase in gross profit referred to above.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012 *	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

PTG segment revenue:
Royalties and leases	$39,098	$35,379	$3,719	10.5%
Sales	1,330	618	712	115.2%
Service	69	92	(23)	(25.0%)
Other	173	211	(38)	(18.0%)
Total sales and service revenue	1,572	921	651	70.7
Total PTG segment revenue	$40,670	$36,300	$4,370	12.0%

PTG segment gross profit	$33,352	$29,671	$3,681	12.4%
PTG segment gross margin	82.0%	81.7%

PTG segment operating income	$28,216	$26,770	$1,446	5.4%
PTG segment operating margin	69.4%	73.7%

PTG unit information:
Premium units, end of period	2,905	2,699	206	7.6%
Side bet units, end of period	2,899	2,542	357	14.0%
Progressive units, end of period	1,258	1,139	119	10.4%
Add-on units, end of period	569	341	228	66.9%
Total revenue generating lease base	7,631	6,721	910	13.5%

Average monthly lease/license price	$569	$585	$(16)	(2.7%)

Sold during period	17	12	5	41.7%
Average sales price	$78,235	$51,598	$26,637	51.6%

*The results of our iGaming segment for the prior year have been reported separately in the current year. Therefore, we have removed iGaming revenues and expenses that were previously reported in PTG to conform to the current year presentation.

Total PTG segment revenue for the nine months ended July 31, 2013 increased $4.4 million as compared to the same prior year period, primarily due to the following:

●	An 10.5% increase in royalties and leases revenue:
o	Increased placements of premium table games in the United States, primarily Ultimate Texas Hold “Em and Mississippi Stud;
o	Increased placements of progressive units in the United States, primarily Ultimate Texas Hold “Em Progressive and Three Card Poker Progressive; and
o

Increased revenue from placements of 6 Card Bonus add-on for Three Card Poker as well as the purchased install base and placements of the Fire Bet side bet, and placements of House Money and Kings Bounty.

●	An increase of 115% in sales of table game licenses:
o	Increase of 41.7% in the number of licenses sold over the prior year period; and
o	A 51.6% increase in average sales price, driven by a change in the mix of table game licenses sold.

PTG gross profit increased 12.4% year over year primarily due to the overall increase in total revenue described above. PTG gross margin did not change significantly year over year and was 82.0% for the nine month period ended July 31, 2013.

PTG operating income increased 5.4% year over year, and operating margin decreased 430 bps to 69.4% as compared to the same prior year period. The increase in operating income is primarily related to the increase in gross profit described above and the decrease in operating margin is primarily related to the following:

●

An increase in operating expenses driven in part by increased amortization from intangible assets acquired in the prior year in connection with the purchase of Fire Bet, as well as R&D expenses related to enhancements to the successful progressive offerings on our table game titles including the development of our Nexus Command software and OWAP products; and

●

Corporate development expenses of approximately $0.5 million incurred in the first quarter of 2013 primarily related to expenses incurred related to a potential acquisition that we explored and determined not to pursue.

Electronic Table Systems Segment Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$3,415	$3,437	$(22)	(0.6% )
Sales	6,305	1,828	4,477	244.9%
Service	142	149	(7)	(4.7% )
Other	960	639	321	50.2%
Total sales and service revenue	7,407	2,616	4,791	183.1%
Total ETS segment revenue	$10,822	$6,053	$4,769	78.8%

ETS segment gross profit	$4,943	$2,055	$2,888	140.5%
ETS segment gross margin	45.7%	34.0%

ETS segment operating income (loss)	$1,702	$(846)	$2,548	(301.2% )
ETS segment operating margin	15.7%	(14.0% )

ETS unit information:

SHFL FUSION Hybrid, Table Master and SHFL FUSION Virtual:
Lease seats, end of period	2,254	2,421	(167)	(6.9% )
Average monthly lease price	$464	$459	$5	1.1%

Sold during the period	391	115	276	240.0%
Average sales price	$16,129	$15,896	$233	1.5%

i-Table:
Installed base, end of period	102	63	39	61.9%

Total ETS segment revenue for the three months ended July 31, 2013 increased $4.8 million as compared to the same prior year period, primarily due to the following:

●	A 244.9% increase in sales revenue:
o	Increase of 240.0% in seats sold driven primarily by SHFL FUSION Virtual seats in Australia and SHFL FUSION Hybrid sales in Asia and New Zealand; and
o	An increase of 1.5% in average sales price. In the prior year, average sales price was lower primarily due to discounts on refurbished units sold in Australia and Latin America.

●	An increase of 50.2% in revenue from the sale of conversions, parts and peripherals.

ETS gross profit increased 140.5% and gross margin increased 1,170 bps to 45.7% as compared to the same prior year period.  The increase in gross profit and gross margin are primarily due to the following:

●	The increase in revenue described above partially driven by higher average sales price on seats sold; and

●

Partially offset by increased depreciation on the Table Master leased and available for lease machines. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease machines.

ETS operating income increased to $1.7 million for the three months ended July 31, 2013 as compared to a loss of $0.8 million in the same prior year period and operating margin increased to 15.7%. The increase in operating income and operating margin is primarily related to the following:

●	The increase in gross profit and gross margin described above;

●	A decrease in R&D related expenses from the prior year. In the prior year we incurred expenses related to development of our new ETS products; and

●	Partially offset by an increase in legal and consulting expenses related to the LT Games litigation described in Note 11 of the Condensed Consolidated Financial Statements.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units and per unit/seat amounts)
ETS segment revenue:
Royalties and leases	$11,773	$10,205	$1,568	15.4%
Sales	10,689	7,579	3,110	41.0%
Service	425	450	(25)	(5.6% )
Other	2,153	2,949	(796)	(27.0% )
Total sales and service revenue	13,267	10,978	2,289	20.9%
Total ETS segment revenue	$25,040	$21,183	$3,857	18.2%

ETS segment gross profit	$10,396	$8,868	$1,528	17.2%
ETS segment gross margin	41.5%	41.9%

ETS segment operating income (loss)	$999	$(967)	$1,966	(203.3% )
ETS segment operating margin	4.0%	(4.6% )

ETS unit information:

SHFL FUSION Hybrid, Table Master and SHFL FUSION Virtual:
Lease seats, end of period	2,254	2,421	(167)	(6.9% )
Average monthly lease price	$545	$454	$91	20.0%

Sold during the period	579	409	170	41.6%
Average sales price	$17,929	$18,531	$(602)	(3.2% )

i-Table:
Installed base, end of period	102	63	39	61.9%

Total ETS segment revenue for the nine months ended July 31, 2013 increased $3.9 million as compared to the same prior year period, primarily due to the following:

●	A 41.0% increase in sales revenue:
o	Increase of 41.6% in seats sold driven primarily by SHFL FUSION Virtual seats in Australia.

●	An increase of 15.4% in royalties and leases revenue:
o

A 20.0% increase in the average lease price, driven primarily by the mix of products on lease and an increase in revenue from seats in electronic-only markets such as Maryland in the beginning part of the year. As Maryland has approved live gaming we have experienced a decline in ETS revenues from that market; and

o	Partially offset by a 6.9% decrease in the number of seats on lease, primarily driven by Table Master seats in the United States.

These increases were offset by a 27.0% decrease in revenue from the sale of conversions, parts and peripherals.

ETS gross profit increased 17.2% year over year and gross margin remained relatively consistent at 41.5%.  The increase in gross profit is due to the following:

●	The increase in revenue described above primarily related to the increase in seats sold and the higher average lease price for units on lease; and
●

Partially offset by increased depreciation on the Table Master leased and available for lease machines. In anticipation of the launch of Table Master Fusion we shortened the estimated economic life of the leased and available for lease machines.

ETS operating income increased to $1.0 million as compared to a loss of $1.0 million in the same prior year period and operating margin increased to 4.0%. The increase in operating income and operating margin is primarily related to the following:

●	The increase in gross profit described above;

●	A decrease in the amount of R&D. In the prior year we incurred expenses related to development of our new ETS products; and

●	Partially offset by an increase in legal and consulting expenses related to the LT Games litigation described in Note 11 of the Condensed Consolidated Financial Statements.

Electronic Gaming Machines Segment Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$287	$154	$133	86.4%
Sales	21,145	18,153	2,992	16.5%
Service	42	35	7	20.0%
Other	1,693	1,615	78	4.8%
Total sales and service revenue	22,880	19,803	3,077	15.5%
Total EGM segment revenue	$23,167	$19,957	$3,210	16.1%

EGM segment gross profit	$13,956	$12,048	$1,908	15.8%
EGM segment gross margin	60.2%	60.4%

EGM segment operating income	$8,555	$8,701	$(146)	(1.7%)
EGM segment operating margin	36.9%	43.6%

EGM unit information:
Lease seats, end of period	503	380	123	32.4%

Sold during period	1,116	1,021	95	9.3%
Average sales price	$18,947	$17,780	$1,167	6.6%

Total EGM segment revenue for the three months ended July 31, 2013 increased $3.2 million as compared to the same prior year period, primarily due to the following:

●	A 16.5% increase in sales revenue:
o	Driven by the 9.3% increase in units sold primarily in Australia and Asia; and
o

An increase of 6.6% in average sales price as the prior year included a significant sale to a customer in the Philippines at a lower sales price. The average sales price was also negatively impacted by foreign currency exchange rate changes and in Australian dollars the average sales price increased by 8.4%.

●	Lease revenue also increased primarily due to an increase of machines on participation arrangements and the performance of our machines in Mexico.

●	Partially offset by the impact of foreign exchange fluctuations:
o	Total revenue was negatively impacted by approximately $0.6 million due to the exchange effect of a weakening Australian dollar.

EGM gross profit increased 15.8% year over year, and EGM gross margin remained relatively flat at 60.2%. The increase in gross profit primarily related to the following:

●	The increase in EGM sales revenues as noted above.

EGM operating income decreased 1.7% for the three months ended July 31, 2013 and operating margin decreased 670 bps to 36.9% as compared to the same prior year period. The decrease in operating income and operating margin primarily related to the following:

●	An increase in EGM R&D expenses in the current quarter as compared to the prior year.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

EGM segment revenue:
Lease revenue	$845	$359	$486	135.4%
Sales	56,345	52,063	4,282	8.2%
Service	99	67	32	47.8%
Other	4,940	4,210	730	17.3%
Total sales and service revenue	61,384	56,340	5,044	9.0%
Total EGM segment revenue	$62,229	$56,699	$5,530	9.8%

EGM segment gross profit	$38,043	$34,848	$3,195	9.2%
EGM segment gross margin	61.1%	61.5%

EGM segment operating income	$23,776	$24,948	$(1,172)	(4.7% )
EGM segment operating margin	38.2%	44.0%

EGM unit information:
Lease seats, end of period	503	380	123	32.4%

Sold during period	2,891	2,726	165	6.1%
Average sales price	$19,490	$19,099	$391	2.0%

Total EGM segment revenue for the nine months ended July 31, 2013 increased $5.5 million as compared to the same prior year period, primarily due to the following:

●	A 8.2% increase in sales revenue:
o	Driven by a 6.1% increase in units sold;
o	We recognized our first sales of EGMs in the United States in the current period; and
o	An increase of 2.0% in average sales price as the prior year included a significant sale to a customer in the Philippines at a lower sales price.

●	A 17.3% increase in revenue from conversions, parts and peripherals.

●	Lease revenue also increased primarily due to an increase of machines on participation arrangements and the performance of our machines in Mexico.

●	Partially offset by the impact of foreign exchange fluctuations:
o	Total revenue was negatively impacted by approximately $1.0 million due to the exchange effect of a weakening Australian dollar.

EGM gross profit increased 9.2% year over year, and EGM gross margin remained relatively flat at 61.1%. The increase in gross profit primarily related to the following:

●	The increase in EGM sales revenues as noted above, driven primarily by the increase in units sold.

EGM operating income decreased 4.7% and operating margin decreased 580 bps to 38.2% for the nine months ended July 31, 2013 as compared to the same prior year period. The decreases in operating income and operating margin primarily related to the following:

●	An increase in EGM R&D expenses in the current period as compared to the prior year; and

●	Partially offset by the increase in total EGM gross profit as noted above.

iGaming Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

iGaming segment revenue:
Revenue	$62	$5	$57	1,140.0%
Total iGaming segment revenue	$62	$5	$57	1,140.0%

iGaming segment gross profit	$12	$5	$7	140.0%
iGaming segment gross margin	19.4%	100.0%

iGaming segment operating income (loss)	$(2,362)	$(1,074)	$(1,288)	119.9%
iGaming segment operating margin	(3,809.7% )	(21,480.0% )

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

Total iGaming segment revenue for the three months ended July 31, 2013 and 2012 related primarily to settlement and license fees from online operators for prior use of our intellectual property.

Gross profit increased year over year primarily related to the increase in revenues. In the prior year there were little direct costs and therefore segment margin was not significantly affected by direct costs. In the current quarter direct costs consisted primarily of depreciation of our online content delivery platform that was placed into service in the current quarter.

iGaming operating loss increased to $2.4 million for the three months ended July 31, 2013 as compared $1.1 million in the same prior year period. The increase in operating loss primarily related to the following:

●

An increase in SG&A costs related to expenditures to assemble our sales team, operate our iGaming sales office in Gibraltar and obtain the regulatory approvals for the content delivery platform and related game content;

●

A $0.7 million increase in R&D expenses related primarily to increased headcount of personnel for the development of games and to oversee the integration of our online content delivery platform with site operators; and

●

Partially offset by a reduction in expense related to due diligence and professional fees for the terminated Ongame Network Ltd. acquisition. We incurred $0.5 million related to the terminated acquisition in the prior year period.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands, except for units/seats and per unit/seat amounts)

iGaming segment revenue:
Revenue	$348	$2,323	$(1,975)	(85.0%	)
Total iGaming segment revenue	$348	$2,323	$(1,975)	(85.0%	)

iGaming segment gross profit	$290	$2,323	$(2,033)	(87.5%	)
iGaming segment gross margin	83.3%	100.0%

iGaming segment operating income (loss)	$(5,288)	$(1,648)	$(3,640)	220.9%
iGaming segment operating margin	(1,519.5% )	(70.9% )

Total iGaming segment revenue for the nine months ended July 31, 2013 decreased $2.0 million as compared to the same prior year period due to less settlement and license fees from online operators for prior use of our intellectual property. The prior year period included significant revenues from settlement and license fees.

Gross profit decreased year over year primarily related to the decrease in revenues described above. In the prior year there were little direct costs and therefore segment margin was not significantly affected by direct costs. In the current year direct costs consisted primarily of depreciation of our online content delivery platform that was placed into service in the current year.

iGaming operating loss increased to $5.3 million for the nine months ended July 31, 2013 as compared to $1.6 million in the same prior year period. The increase in operating loss primarily related to the following:

●	The decrease in gross profit described above;

●

An increase in SG&A costs related to expenditures to assemble our sales team, operate our iGaming sales office in Gibraltar and obtain the regulatory approvals for the content delivery platform and related game content;

●

A $1.0 million increase in R&D expenses related primarily to increased headcount of personnel for the development of games and to oversee the integration of our online content delivery platform with site operators; and

●

Partially offset by a reduction in expense related to due diligence and professional fees for the terminated Ongame Network Ltd. acquisition. We incurred $2.2 million related to the terminated acquisition in the prior year period.

Unallocated Corporate Operating Results

Three months ended July 31, 2013 compared to three months ended July 31, 2012

	Three Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Unallocated Corporate operating loss	$(21,973)	$(16,277)	$(5,696)	(35.0%	)

Unallocated corporate operating loss increased $5.7 million to $22.0 million for the quarter ended July 31, 2013 as compared to the prior year period, primarily due to the following:

●	Merger related costs:
o	We incurred approximately $3.6 million of expenses related to the proposed Merger transaction. These expenses consisted primarily of payments to financial advisors and consultation with legal counsel.

●	Compensation and related expenses:
o

Increase of approximately $0.9 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increases in stock based compensation and medical costs.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $0.5 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Unallocated Corporate operating loss	$(56,502)	$(46,822)	$(9,680)	(20.7%	)

Unallocated corporate operating loss increased $9.7 million to $56.5 million for the nine months ended July 31, 2013 as compared to the prior year period, primarily due to the following:

●	Merger related costs:
o	We incurred approximately $4.0 million of expenses related to the proposed Merger transaction. These expenses consisted primarily of payments to financial advisors and consultation with legal counsel.

o

●	Compensation and related expenses:
o

Increase of approximately $3.1 million in payroll and related expenses driven primarily by increased headcount across various support departments as well as increases in stock based compensation and medical costs.

●	Consulting and professional fees:
o	Increase of approximately $1.1 million in consulting expenses, professional accounting fees, and legal expenses primarily related to consultation and representation with external professionals.

●	Promotion, advertising and tradeshow expense:
o	Increase of approximately $1.0 million primarily related to expanded participation in tradeshows to market our new products and to enter new jurisdictions.

●	Facilities expenses:
o	Increase of approximately $0.6 million primarily related to leased facilities in new jurisdictions.

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

Our Senior Secured Revolving Credit Facility contains three financial maintenance covenants: a Total Leverage Ratio, Senior Leverage Ratio and an Interest Expense Coverage Ratio.  Under the facility, we are required to maintain a Total Leverage Ratio, as defined therein, of not more than 3.75 to 1.0.  Our Total Leverage Ratio as of July 31, 2013 was 0.02 to 1.0.  Furthermore, we are required to maintain a Senior Leverage Ratio, as defined therein, of not more than 3.0 to 1.0 until October 31, 2013 and not more than 2.75 to 1.00 after October 31, 2013. Our Senior Leverage Ratio as of July 31, 2013 was 0.0 to 1.0. We are also required to maintain an Interest Coverage Ratio, as defined therein, in excess of 3.0 to 1.0 at the end of any fiscal quarter. Our Interest Coverage Ratio as of July 31, 2013 was 141.11 to 1.0.

Cash and cash equivalents at our foreign subsidiaries were $35.2 million as of July 31, 2013 and $22.5 million as of October 31, 2012. Amounts held by foreign subsidiaries could be subject to U.S. income taxation upon repatriation to the United States. We constantly evaluate our cash position in each territory and look for ways to efficiently deploy capital to markets where it is most needed.

Working capital.  The following summarizes our cash, cash equivalents and working capital:

	July 31, 2013	October 31, 2012	Increase (Decrease)	Percentage Change
	(In thousands, except ratios)

Cash and cash equivalents	$41,819	$24,160	$17,659	73.1%
Working capital	$96,664	$75,156	$21,508	28.6%
Current ratio	3.0 : 1	2.8 : 1

CASH FLOWS SUMMARY

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Net cash provided by operating activities	$34,720	$35,868	$(1,148)	(3.2%	)
Net cash used in investing activities	(22,173)	(25,962)	(3,789)	(14.6%	)
Net cash provided (used in) by financing activities	5,285	(5,435)	10,720	(197.2%	)
Effects of exchange rates	(173)	1,370	(1,543)	(112.6%	)
Net change in cash and cash equivalents	$17,659	$5,841

Operating

Cash flows provided by operating activities decreased $1.1 million for the nine months ended July 31, 2013 compared to the same prior year period, primarily due to following:

●

An increase in cash used for inventory of approximately $7.7 million.  We have increased our inventory levels in the current period primarily related to our plans to place EGMs in the United States as well as increased shuffler inventory for demand in future periods.

●	An increase in cash paid for income tax liabilities of $3.9 million compared to the same prior year period; and

●	A decrease in net income of $2.5 million.

Partially offset by the following:

●	A decrease in cash used for accounts payable and accrued liabilities of $6.4 million; and

●	A decrease in cash used for investment in sales-type leases and notes receivable of $4.9 million; and

●	A decrease of $2.5 million in cash expended for prepaid and other current assets.

Investing

Cash used in investing activities decreased $3.8 million for the nine months ended July 31, 2013 compared to the same prior year period, primarily due to the following:

●	Proceeds received from the sale of lease assets increased $4.6 million due to an increase in the number of leased assets sold compared to the prior year;

●	Decrease of $3.9 million in acquired intellectual property and games which were recorded as a business acquisition for accounting purposes compared to the prior year;

●

Purchases of intangible assets decreased approximately $2.5 million due to less activity in the current year. In the prior year we purchased intangible assets related primarily to the licenses to be used in our EGM segment; and

●	Partially offset by an increase of $7.9 million in purchases of property and equipment primarily related to our new consolidated facility in Las Vegas.

Capital Expenditures. Significant items included in cash flows related to capital expenditures are as follows:

	Nine Months Ended July 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
	(In thousands)

Payments for products leased and held for lease	$(10,785)	$(11,227)	$(442)	(3.9%	)
Purchases of property and equipment	(13,727)	(5,852)	7,875	134.6%
Purchases of intangible assets	(1,807)	(4,333)	(2,526)	(58.3%	)
Total capital expenditures	$(26,319)	$(21,412)

Financing

Cash flows provided by financing activities increased $10.7 million for the nine months ended July 31, 2013 compared to the same prior year period, primarily due to following:

●	There were zero net draws on our Revolver as compared to net payments of $23.0 million during the nine months ended July 31, 2012; and

●	Partially offset by decreased proceeds from issuances of common stock of $11.8 million, due to a decrease in the number of option exercised in the current period compared to the prior year period.

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

As of July 31, 2013, there was no amount drawn under the Revolver and after considering restrictive financial covenants under the Senior Secured Revolving Credit Facility, we had approximately $200 million of available remaining credit under the Revolver. The Revolver matures on, and no further borrowings may be made after, October 29, 2015.

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

Foreign currency risk. We are exposed to foreign currency exchange rate risk inherent in our leases and sales commitments, anticipated leases and sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in numerous countries around the world using numerous currencies, of which the most significant to our operations for the three and nine months ended July 31, 2013 and 2012, were the Australian dollar and the Euro.  Our settlement of inter-company trade balances requires the exchange of currencies, which results in the recognition of foreign currency fluctuations.  We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of July 31, 2013, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

SHFL entertainment, Inc. is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012, and our more recent reports filed with the U.S. Securities and Exchange Commission.

Our recently announced acquisition of the Company by Bally may not be consummated.

It is not certain that we will be acquired by Bally: (1) there is risk that the conditions to the closing of the proposed Merger will not be satisfied (including a failure of the Company’s shareholders to approve, on a timely basis or otherwise, the proposed Merger or that the regulatory approvals required for the proposed Merger will not be obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated); (2) uncertainties exist as to the timing of the consummation of the proposed Merger and the ability of each of the Company and Bally to consummate the proposed Merger; (3) other potential bidders may make competitive responses to the proposed Merger; (4) Bally may be unable to obtain, on a timely basis or otherwise, the necessary debt financing for the proposed Merger and (5) legislative, regulatory and economic developments may impact the ability of the Company and Bally to consummate the proposed Merger. In addition, if the acquisition is not completed, the Company may be required, in certain circumstances, to pay a termination fee equal to approximately $43.3 million and the Company would not realize any of the anticipated benefits of having completed the acquisition.

We can give no assurance that the conditions to the proposed Merger will be satisfied.

The Company is subject to litigation initiated in connection with the proposed Merger, which could be time consuming and divert the resources and the attention of management.

The Company and the individual members of our Board have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger, and may be named in additional lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits filed to date generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the proposed Merger and the entity defendants aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory judgment, damages and an injunction against the proposed Merger. The defense of any such lawsuits, and any additional lawsuits relating to the Merger Agreement and the proposed Merger, may be expensive and may divert management’s attention and resources, which could adversely affect the Company’s business results of operations and financial condition.

Our business may be disrupted while the acquisition by Bally is pending or if the acquisition is not consummated.

The proposed transaction may disrupt the current plans and operations of the Company. To date, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and these fees and costs are payable by the Company whether or not the proposed Merger is consummated. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Merger and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to our recently announced pending acquisition by Bally. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected. Whether or not the proposed Merger is completed, prior to its completion, it may be difficult for us to retain and recruit employees in vital areas.

We are also subject to restrictions, without the consent of Bally, on the conduct of our business prior to the consummation of the proposed Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions; sell, transfer or dispose of our assets; enter into certain contracts with customers; amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

In the event our recently announced acquisition by Bally is not consummated, the price of SHFL Common Stock may be affected.

Our closing stock price was $18.70 on July 15, 2013, and closed at $22.81 on July 16, 2013, after the announcement of the acquisition. The increase in the stock price is primarily due to the premium to be paid related to the acquisition. In the event our recently announced acquisition by Bally is not consummated, the price of our common shares may be adversely affected.

If the proposed Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed Merger is not completed, our board of directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, returning capital to shareholders, seeking a minority investment from a strategic or financial partner or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

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

(1) In September 2006, our board of directors authorized a stock buyback program for up to $30.0 million of the Company’s shares; as of July 31, 2013, $21.1 million remained outstanding under our board authorization; however, pursuant to the Merger Agreement with Bally, stock repurchases are prohibited until the proposed Merger is effective or terminated.  We cancel shares that we repurchase.  Although we generally prioritize bank debt reduction over share repurchases we may consider share repurchases when there are anomalies in the share value created by, but not limited to, market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger, dated as of July 15, 2015, by and among Bally Technologies, Inc., Manhattan Merger Corp. and the Registrant (Incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K, filed July 18, 2013).

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
Date: September 6, 2013
/s/ MICHAEL GAVIN ISAACS
Michael Gavin Isaacs Chief Executive Officer (Principal Executive Officer)
/s/ LINSTER W. FOX
Linster W. Fox Chief Financial Officer (Principal Financial Officer)